Form 10-Q
period 2016-03-31
CITIZENS INC
filed 2016-05-03
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
___________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
or
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

As of April 29, 2016, the Registrant had 49,080,114 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands)

	March 31, 2016	December 31, 2015
Assets	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $769,044 and $714,137 in 2016 and 2015, respectively)	$803,729	735,648
Fixed maturities held-to-maturity, at amortized cost (fair value: $265,186 and $264,966 in 2016 and 2015, respectively)	255,536	259,953
Equity securities available-for-sale, at fair value (cost: $23,727 and $23,727 in 2016 and 2015, respectively)	23,548	23,438
Mortgage loans on real estate	587	594
Policy loans	62,011	60,166
Real estate held for investment (less $1,758 and $1,721 accumulated depreciation in 2016 and 2015, respectively)	7,913	7,956
Other long-term investments	75	75
Short-term investments	—	251
Total investments	1,153,399	1,088,081
Cash and cash equivalents	45,355	82,827
Accrued investment income	16,130	15,406
Reinsurance recoverable	3,939	4,166
Deferred policy acquisition costs	164,772	165,362
Cost of customer relationships acquired	20,815	21,585
Goodwill	17,255	17,255
Other intangible assets	970	971
Deferred tax asset	58,329	68,764
Property and equipment, net	6,322	6,338
Due premiums, net (less $1,362 and $1,490 allowance for doubtful accounts in 2016 and 2015, respectively)	10,838	11,819
Prepaid expenses	1,261	162
Other assets	1,340	1,304
Total assets	$1,500,725	1,484,040

(Continued)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands, except share amounts)

	March 31, 2016	December 31, 2015
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,011,285	995,972
Annuities	65,952	64,933
Accident and health	1,089	1,118
Dividend accumulations	18,858	18,465
Premiums paid in advance	44,989	43,220
Policy claims payable	8,813	9,653
Other policyholders' funds	7,239	7,518
Total policy liabilities	1,158,225	1,140,879
Commissions payable	2,236	2,757
Federal income tax payable	65,540	71,225
Payable for securities in process of settlement	874	2,457
Other liabilities	24,748	24,205
Total liabilities	1,251,623	1,241,523
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A, no par value, 100,000,000 shares authorized, 52,215,852 shares issued and outstanding in 2015 and 2014, including shares in treasury of 3,135,738 in 2015 and 2014	259,383	259,383
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2015 and 2014	3,184	3,184
Accumulated deficit	(24,575)	(22,626)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	22,121	13,587
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	249,102	242,517
Total liabilities and stockholders' equity	$1,500,725	1,484,040

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Three Months Ended March 31, (In thousands, except per share amounts) (Unaudited)

	2016		2015
Revenues:
Premiums:
Life insurance		$42,773		42,899
Accident and health insurance		390		375
Property insurance		1,276		1,292
Net investment income		11,731		11,069
Realized investment losses, net		(1,796)		(71)
Other income		151		296
Total revenues		54,525		55,860
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		19,005		19,403
Increase in future policy benefit reserves		15,990		17,298
Policyholders' dividends		1,549		2,309
Total insurance benefits paid or provided		36,544		39,010
Commissions		9,468		9,859
Other general expenses		9,318		7,551
Capitalization of deferred policy acquisition costs		(6,264)		(6,856)
Amortization of deferred policy acquisition costs		6,708		5,299
Amortization of cost of customer relationships acquired		545		647
Total benefits and expenses		56,319		55,510
(Loss) income before federal income tax		(1,794)		350
Federal income tax expense (benefit)		155		(75)
Net (loss) income		(1,949)		425
Per Share Amounts:
Basic (losses) earnings per share of Class A common stock	$(0.04)		$0.01
Basic (losses) earnings per share of Class B common stock	(0.02)		—
Diluted (losses) earnings per share of Class A common stock	(0.04)		0.01
Diluted (losses) earnings per share of Class B common stock	(0.02)		—
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period		11,333		5,007
Reclassification adjustment for losses included in net income		1,796		36
Unrealized gains on available-for-sale securities, net		13,129		5,043
Income tax expense on unrealized gains on available-for-sale securities		4,595		1,765
Other comprehensive income		8,534		3,278
Comprehensive income		$6,585		3,703
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows Three Months Ended March 31, (In thousands) (Unaudited)

	2016	2015
Cash flows from operating activities:
Net (loss) income	$(1,949)	425
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Realized losses on sale of investments and other assets	1,796	71
Net deferred policy acquisition costs	444	(1,557)
Amortization of cost of customer relationships acquired	545	647
Depreciation	324	199
Amortization of premiums and discounts on investments	3,366	2,655
Deferred federal income tax (benefit)	5,840	(1,204)
Change in:
Accrued investment income	(724)	(778)
Reinsurance recoverable	227	174
Due premiums	981	285
Future policy benefit reserves	15,908	17,191
Other policyholders' liabilities	1,043	4,404
Federal income tax payable	(5,685)	(2,171)
Commissions payable and other liabilities	22	(2,577)
Other, net	(1,134)	(751)
Net cash provided by operating activities	21,004	17,013
Cash flows from investing activities:
Maturities and calls of fixed maturities, available-for-sale	7,876	8,257
Maturities and calls of fixed maturities, held-to-maturity	5,970	6,975
Purchase of fixed maturities, available-for-sale	(68,533)	(24,392)
Purchase of fixed maturities, held-to-maturity	(2,547)	(16,562)
Calls of equity securities, available-for-sale	—	150
Purchase of equity securities, available-for-sale	—	(1)
Principal payments on mortgage loans	7	9
Increase in policy loans, net	(1,845)	(1,256)
Sale of other long-term investments	—	58
Purchase of property and equipment	(266)	(87)
Maturity of short-term investments	251	—
Net cash used in investing activities	(59,087)	(26,849)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued Three Months Ended March 31, (In thousands) (Unaudited)

	2016	2015
Cash flows from financing activities:
Annuity deposits	$1,891	2,121
Annuity withdrawals	(1,280)	(1,563)
Net cash provided by financing activities	611	558
Net decrease in cash and cash equivalents	(37,472)	(9,278)
Cash and cash equivalents at beginning of year	82,827	50,708
Cash and cash equivalents at end of period	$45,355	41,430
Supplemental disclosures of operating activities:
Cash paid during the period for income taxes, net	$—	3,300

Supplemental Disclosures of Non-Cash Investing Activities:
None.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2016
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

The consolidated statement of financial position for March 31, 2016, and the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2016 and 2015 and cash flows for the three-month periods ended March 31, 2016 and 2015, have been prepared by the Company without audit.  In the opinion of management, all adjustments to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2016 and for comparative periods have been made.  The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2015.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2016
(Unaudited)

Significant Accounting Policies

For a description of significant accounting policies, see Note 1 of the notes to consolidated financial statements included in our 2015 Form 10-K Annual Report, which should be read in conjunction with these accompanying consolidated financial statements.

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
March 31, 2016
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

The Company has no reportable differences between segments and consolidated operations.

	Three Months Ended
	March 31, 2016
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$32,848	11,591	—	44,439
Net investment income	7,954	3,414	363	11,731
Realized investment losses, net	(868)	(928)	—	(1,796)
Other income	115	3	33	151
Total revenue	40,049	14,080	396	54,525
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	13,464	5,541	—	19,005
Increase in future policy benefit reserves	14,844	1,146	—	15,990
Policyholders' dividends	1,536	13	—	1,549
Total insurance benefits paid or provided	29,844	6,700	—	36,544
Commissions	5,803	3,665	—	9,468
Other general expenses	4,084	4,190	1,044	9,318
Capitalization of deferred policy acquisition costs	(4,926)	(1,338)	—	(6,264)
Amortization of deferred policy acquisition costs	5,881	827	—	6,708
Amortization of cost of customer relationships acquired	170	375	—	545
Total benefits and expenses	40,856	14,419	1,044	56,319
Loss before income tax expense	$(807)	(339)	(648)	(1,794)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2016
(Unaudited)

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2016
(Unaudited)

(4) Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share.

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net (loss) income	$(1,949)	425
Net (loss) income allocated to Class A common stock	$(1,929)	421
Net (loss) income allocated to Class B common stock	(20)	4
Net (loss) income	$(1,949)	425
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic (losses) earnings per share of Class A common stock	$(0.04)	0.01
Basic (losses) earnings per share of Class B common stock	(0.02)	—
Diluted (losses) earnings per share of Class A common stock	(0.04)	0.01
Diluted (losses) earnings per share of Class B common stock	(0.02)	—

(5) Investments

The Company invests primarily in fixed maturity securities, which totaled 88.3% of total cash, cash equivalents and investments at March 31, 2016.

	March 31, 2016		December 31, 2015
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	($ In thousands)
Fixed maturity securities	$1,059,265	88.3	$995,601	85.0
Equity securities	23,548	2.0	23,438	2.0
Mortgage loans	587	—	594	0.1
Policy loans	62,011	5.2	60,166	5.1
Real estate and other long-term investments	7,988	0.7	8,031	0.7
Short-term investments	—	—	251	—
Cash and cash equivalents	45,355	3.8	82,827	7.1
Total cash, cash equivalents and investments	$1,198,754	100.0	$1,170,908	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2016
(Unaudited)

The following tables represent the cost, gross unrealized gains and losses and fair value for fixed maturities and equity securities as of the periods indicated.

	March 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale:
U.S. Treasury securities	$9,979	2,975	—	12,954
U.S. Government-sponsored enterprises	19,551	1,217	—	20,768
States and political subdivisions	513,752	22,792	2,233	534,311
Foreign governments	103	29	—	132
Corporate	223,005	13,171	3,481	232,695
Commercial mortgage-backed	118	5	—	123
Residential mortgage-backed	2,536	212	2	2,746
Total available-for-sale securities	769,044	40,401	5,716	803,729
Held-to-maturity securities:
U.S. Government-sponsored enterprises	2,008	101	—	2,109
States and political subdivisions	232,394	10,092	343	242,143
Corporate	21,134	1,137	1,337	20,934
Total held-to-maturity securities	255,536	11,330	1,680	265,186
Total fixed maturities	$1,024,580	51,731	7,396	1,068,915

Short-term investments	$—	—	—	—

Equity securities:
Stock mutual funds	$3,270	—	195	3,075
Bond mutual funds	18,798	92	315	18,575
Common stock	65	3	25	43
Preferred stock	1,594	262	1	1,855
Total equity securities	$23,727	357	536	23,548

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2016
(Unaudited)

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$9,995	2,597	—	12,592
U.S. Government-sponsored enterprises	19,676	1,104	—	20,780
States and political subdivisions	470,319	15,815	3,085	483,049
Foreign governments	104	27	—	131
Corporate	211,245	9,683	4,847	216,081
Commercial mortgage-backed	140	5	—	145
Residential mortgage-backed	2,658	214	2	2,870
Total available-for-sale securities	714,137	29,445	7,934	735,648
Held-to-maturity securities:
U.S. Government-sponsored enterprises	2,010	110	—	2,120
States and political subdivisions	236,776	6,756	883	242,649
Corporate	21,167	530	1,500	20,197
Total held-to-maturity securities	259,953	7,396	2,383	264,966
Total fixed maturity securities	$974,090	36,841	10,317	1,000,614

Short-term investments	$251	—	—	251

Equity securities:
Stock mutual funds	$3,270	—	237	3,033
Bond mutual funds	18,798	55	349	18,504
Common stock	65	—	22	43
Preferred stock	1,594	266	2	1,858
Total equity securities	$23,727	321	610	23,438

The majority of the Company's equity securities are diversified stock and bond mutual funds.

Valuation of Investments in Fixed Maturity and Equity Securities

Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

The Company monitors all debt and equity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews.  The assessment of whether other-than-temporary impairments have occurred is based on a case-by-case evaluation of underlying reasons for the decline in fair value.  The Company determines other-than-temporary impairment by reviewing relevant evidence related to the specific security issuer as well as the Company's intent to sell the security, or if it is more likely than not that the Company would be required to sell a security before recovery of its amortized cost.

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
March 31, 2016
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

Other-than-temporary impairments ("OTTI") were recognized during the three months ended March 31, 2016 totaling $1.9 million. No other-than-temporary impairments were recognized during the three months ended in 2015.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2016
(Unaudited)

The following tables present the fair values and gross unrealized losses of fixed maturities and equity securities that have remained in a continuous unrealized loss position for the periods indicated.

	March 31, 2016
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$52,802	400	47	15,061	1,833	19	67,863	2,233	66
Corporate	48,931	2,309	50	4,861	1,172	8	53,792	3,481	58
Residential mortgage-backed	53	1	1	130	1	3	183	2	4
Total available-for-sale securities	101,786	2,710	98	20,052	3,006	30	121,838	5,716	128
Held-to-maturity securities:
States and political subdivisions	9,813	115	15	10,136	228	10	19,949	343	25
Corporate	1,624	134	1	4,682	1,203	4	6,306	1,337	5
Total held-to-maturity securities	11,437	249	16	14,818	1,431	14	26,255	1,680	30
Total fixed maturities	$113,223	2,959	114	34,870	4,437	44	148,093	7,396	158
Equity securities:
Stock mutual funds	$3,073	195	4	2	—	1	3,075	195	5
Bond mutual funds	10,196	280	2	105	35	1	10,301	315	3
Common stocks	—	—	—	16	25	2	16	25	2
Preferred stocks	—	—	—	—	1	1	—	1	1
Total equities	$13,269	475	6	123	61	5	13,392	536	11

As of March 31, 2016, the Company had 30 available-for-sale fixed maturity securities and 14 held-to-maturity fixed maturity securities that were in an unrealized loss position for greater than 12 months. We reported 5 common stock holdings in an unrealized loss position for greater than 12 months as of March 31, 2016.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2016
(Unaudited)

	December 31, 2015
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$136,862	1,474	129	12,633	1,611	12	149,495	3,085	141
Corporate	70,081	4,330	69	3,308	517	3	73,389	4,847	72
Residential mortgage-backed	57	1	2	133	1	3	190	2	5
Total available-for-sale securities	207,000	5,805	200	16,074	2,129	18	223,074	7,934	218
Held-to-maturity securities:
States and political subdivisions	74,628	774	59	2,404	109	5	77,032	883	64
Corporate	4,585	641	4	2,160	859	2	6,745	1,500	6
Total held-to-maturity securities	79,213	1,415	63	4,564	968	7	83,777	2,383	70
Total fixed maturities	$286,213	7,220	263	20,638	3,097	25	306,851	10,317	288
Equity securities:
Stock mutual funds	$3,030	237	4	2	—	1	3,032	237	5
Bond mutual funds	10,158	318	2	108	31	1	10,266	349	3
Preferred stocks	101	1	1	1	1	1	102	2	2
Common stock	22	1	2	21	21	2	43	22	4
Total equities	$13,311	557	9	132	53	5	13,443	610	14

We have reviewed these securities for the periods ended March 31, 2016 and December 31, 2015 and determined that no other-than-temporary impairment exists that have not been recognized based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases which may be maturity.  We continue to monitor all securities on an on-going basis, and future information may become available which could result in other-than-temporary impairments being recorded.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2016
(Unaudited)

The amortized cost and fair value of fixed maturity securities at March 31, 2016 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

	March 31, 2016
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$39,255	39,635
Due after one year through five years	114,971	118,508
Due after five years through ten years	107,586	114,389
Due after ten years	507,232	531,197
Total available-for-sale securities	769,044	803,729
Held-to-maturity securities:
Due in one year or less	4,377	4,420
Due after one year through five years	38,617	40,966
Due after five years through ten years	52,955	55,963
Due after ten years	159,587	163,837
Total held-to-maturity securities	255,536	265,186
Total fixed maturities	$1,024,580	1,068,915

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

There were no sales of available-for-sale securities for the three month periods ended March 31, 2016 or 2015. There were no securities sold from the held-to-maturity portfolio for the three months ended March 31, 2016 or 2015.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2016
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2016
(Unaudited)

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated.

	March 31, 2016
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,954	20,768	—	33,722
States and political subdivisions	—	534,311	—	534,311
Corporate	—	232,695	—	232,695
Commercial mortgage-backed	—	—	123	123
Residential mortgage-backed	—	2,746	—	2,746
Foreign governments	—	132	—	132
Total fixed maturities	12,954	790,652	123	803,729
Equity securities:
Stock mutual funds	3,075	—	—	3,075
Bond mutual funds	18,575	—	—	18,575
Common stock	43	—	—	43
Preferred stock	1,855	—	—	1,855
Total equity securities	23,548	—	—	23,548
Total financial assets	$36,502	790,652	123	827,277

	December 31, 2015
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,592	20,780	—	33,372
States and political subdivisions	—	483,049	—	483,049
Corporate	—	216,081	—	216,081
Commercial mortgage-backed	—	—	145	145
Residential mortgage-backed	—	2,870	—	2,870
Foreign governments	—	131	—	131
Total fixed maturities	12,592	722,911	145	735,648
Equity securities:
Stock mutual funds	3,033	—	—	3,033
Bond mutual funds	18,504	—	—	18,504
Common stock	43	—	—	43
Preferred stock	1,858	—	—	1,858
Total equity securities	23,438	—	—	23,438
Total financial assets	$36,030	722,911	145	759,086

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2016
(Unaudited)

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At March 31, 2016, our fixed maturity securities, valued using a third-party pricing source, totaled $790.7 million for Level 2 assets and comprised 95.6% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third-party pricing models and review model parameters for reasonableness.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding, and consist of two private placement mortgage-backed securities with a total value of $0.1 million.  Our Level 3 assets are current relative to principal and interest payments and are considered immaterial to our financial statements.  For the three months ended March 31, 2016, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

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

	March 31, 2016	December 31, 2015
	(In thousands)

Balance at beginning of period	$145	231
Total realized and unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income	—	(2)
Principal paydowns	(22)	(84)
Transfer in and (out) of Level 3	—	—
Balance at end of period	$123	145

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
March 31, 2016
(Unaudited)

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$255,536	265,186	259,953	264,966
Mortgage loans	587	608	594	617
Policy loans	62,011	62,011	60,166	60,166
Short-term investments	—	—	251	251
Cash and cash equivalents	45,355	45,355	82,827	82,827
Financial liabilities:
Annuity - investment contracts	47,943	50,234	47,222	46,905

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including a discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential and commercial properties.  Weighted average interest rates for these loans were approximately 6.3% as of March 31, 2016 and December 31, 2015, with maturities ranging from 1 to 30 years.  Management estimated the fair value using an annual interest rate of 6.2% at March 31, 2016.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans had a weighted average annual interest rate of 7.7% as of March 31, 2016 and December 31, 2015, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximate carrying value due to their short-term nature.  Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at March 31, 2016 using discounted cash flows based upon a swap rate curve with interest rates ranging from 1.60% to 5.71% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

(7) Commitments and Contingencies

Qualification of Life Products

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2016
(Unaudited)

As of December 31, 2014, we determined that a portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 of the Internal Revenue Code ("IRC") of 1986. This tax code section allows for qualifying products sold to clients to have favorable tax treatment such as the product's inside build up is not taxable. Because these policies were sold with the intention that they would qualify for this favorable tax treatment, holders of these policies and CICA may now be subject to additional tax liabilities. The policies at issue were sold most substantially to non-U.S. citizens residing abroad and to a lesser extent domestically. Based upon a review of the options available to the Company, we have determined we will not remediate our endowments and endowment-like products under IRC 7702 we have sold to non-U.S. citizens. We do intend to remediate the domestic products we have sold to U.S. citizens. In addition, as part of our continuing review, we determined in July 2015 that certain annuity contracts do not contain qualifying language under IRC 72(s) as intended that would have provided for favorable tax treatment of the annuities. This issue affects both our domestic and international contract holders. The Company has continued to refine the understanding of the tax failures as previously reported by preparing an individual policy calculation and has reflected the related exposure for the current reporting period as noted below. Failure of these policies to qualify under IRC Sections 7702 and 72(s) has resulted in additional liabilities and expenses as described below. The products have been and continue to be appropriately reported under U.S. GAAP for financial reporting.

The failure of these policies to qualify under Sections 7702 and 72(s) results in an estimated liability as of March 31, 2016 and December 31, 2015 of $14.6million, after tax, related to projected IRS toll charges and fees of $13.4million as well as claims liability for past claims and reserves increases to bring policies into compliance totaling $1.2 million. The range of financial estimates relative to this issue is $9.0 million to $45.5 million, after tax. This estimated range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The estimated liability and the estimated range will be updated as we continue to refine our estimates. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of taxable benefits under non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved by the Company is insufficient to meet the actual amount of our liability and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operation may be materially adversely affected. Management believes that based upon current information we have recorded the best estimate liability to date.

Accruals for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The process of determining our best estimate and the estimated range was a complex undertaking including insight from external consultants and involved management’s judgment based upon a variety of factors known at the time. We recorded additional general expenses of $2.0 million in 2015 related to our 7702 and 72(s) issues. Additional costs are being incurred in 2016 associated with these issues. We believe these costs could be $1.5 million to $2.0 million but due to the uncertainty of actions we cannot reasonably estimate the ultimate costs that will be incurred in 2016. Actual amounts incurred may exceed this estimate and will be recorded as they become probable and can be reasonably estimated.

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
March 31, 2016
(Unaudited)

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

(8) Income Taxes

The effective tax rate was (8.6)% and (21.4)% for the three months ended of March 31, 2016 and 2015, respectively. Additionally there is $0.4 million of tax expense related to an uncertain tax position in the three months ended March 31, 2016. In most periods where our effective tax rate is lower than the statutory tax rate of 35%, the difference is primarily due to tax-exempt state and local bond income.

(9) Benefit Plans

The Company introduced a new employer-sponsored 401(k) plan to all eligible employees, effective March 1, 2016. This is an additional benefit offered to employees, which supplements the defined contribution profit-sharing plan which was already in existence.  Employees with one year of service can participate in the new plan.  Contributions are made by employees and the Company provides a matching contribution based upon the employee's level of contribution. The Company's expense related to the new 401(k) plan was not material to the Company's results of operations.

(10) Related Party Transactions

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions.  There were no changes related to these relationships during the three months ended March 31, 2016.  In June 2015 CICA made a $1 million cash capital contribution to CNLIC. See our Annual Report on Form 10-K as of December 31, 2015 for a comprehensive discussion of related party transactions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

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

•	Results of litigation we may be involved in;

•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company's products or services;

•	Our concentration of business from persons residing in Latin America and the Pacific Rim;

•	Changes in tax laws;

•	Effects of acquisitions and restructuring, including possible difficulties in integrating and realizing the projected results of acquisitions;

•	Changes in statutory or U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), policies or practices;

•	Our success at managing risks involved in the foregoing; and

•	The risk factors discussed in "Part II. - Item 1A - Risk Factors." of this report.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

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

Overview

Citizens is an insurance holding company serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975.  Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  As of March 31, 2016, we had approximately $1.5 billion of total assets and approximately $4.5 billion of insurance in force.  Our core insurance operations include issuing and servicing:

•
U.S. Dollar-denominated ordinary whole life insurance and endowment policies predominantly sold to foreign residents, located principally in Latin America and the Pacific Rim through independent marketing consultants;

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

Recent Developments

See Strategic Initiatives below for initiatives the Company began in 2015, which continue to be main areas of the executive management team in 2016.

In June 2015, the Company's Board of Directors appointed Harold E. Riley as Chairman Emeritus and his son Rick D. Riley as Chairman of the Board and Chief Executive Officer. The Board also promoted former Chief Financial Officer Kay E. Osbourn to Chief Corporate Officer and President, promoted Geoffrey M. Kolander to Senior Vice President, Chief Legal Officer and Corporate Strategy and in November 2015, hired David S. Jorgensen as Vice President, Chief Financial Officer and Treasurer.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

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

The Company also is revisiting its investment strategies for premiums received in order to augment its rate of return.  By combining more conservative interest rate features in our insurance policies with a more flexible investment strategy to manage our investment portfolio, we intend to grow bottom line returns to shareholders.  There is risk that these changes will result in lower demand for new policies, or that the financial markets will make our investment strategy more difficult. Despite the risks, the Company believes that such strategies are in the best interest of our shareholders.

The following pages describe the operations of our three business segments:  Life Insurance, Home Service and Other Non-Insurance Enterprises.  Revenues derived from any single customer did not exceed 10% of consolidated revenues in any of the last three years.

Current Financial Highlights

Financial highlights for the three month period ended March 31, 2016, compared to the same period in 2015 were:

•
Insurance premiums decreased slightly for the three month period ended March 31, 2016 to $44.4 million from $44.6 million for the corresponding period in 2015, a decrease of 0.3% driven primarily by a decrease in first year premiums, somewhat offset by renewal premiums in our life insurance segment.

•
Net investment income increased 6.0% for the three month periods ended March 31, 2016, compared to the corresponding periods in 2015.  The average yield on the consolidated portfolio as of the three months ended March 31, 2016 increased to an annualized rate of 4.29% up from 4.26% for the same period in 2015.

•	Other-than-temporary impairments were recorded for the three month periods ended March 31, 2016 totaling $1.9 million related to one available-for-sale fixed maturity security.

•
Claims and surrenders expense decreased 2.1% for the three months ended in 2016 compared to 2015 as death benefits reported in both insurance segments decreased and surrender benefits increased in the life segment in the current year compared to 2015 levels.

•	Changes in reserves resulted in liability increases due to the increased sales of endowment products that build up reserves at a faster pace than whole life longer-term mortality based products.

•
General expenses have increased for the three months ended March 31, 2016 due primarily to additional accounting, actuarial and legal expenses incurred for the tax compliance issue and additional audit fees related to the 2015 audit.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

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

	Three Months Ended March 31,
	2016			2015
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$68,290,882	1,288	$53,021	$81,070,779	1,426	$56,852
Home Service	47,938,579	7,215	6,644	53,906,278	7,629	7,066

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

Note:  All discussions below compare or state results for the three-month periods ended March 31, 2016 compared to the three-month periods ended March 31, 2015.

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

Revenues

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Revenues:
Premiums:
Life insurance	$42,773	42,899
Accident and health insurance	390	375
Property insurance	1,276	1,292
Net investment income	11,731	11,069
Realized investment losses, net	(1,796)	(71)
Other income	151	296
Total revenues	$54,525	55,860

Premium Income.  Premium income derived from life, accident and health, and property insurance sales decreased 0.3% for the three month period ended March 31, 2016 compared to the same period ended March 31, 2015. The decrease is generated primarily from a decrease in the life segment first year business, somewhat offset by an increase in renewal business.
Net investment income performance is summarized as follows.

	March 31,	December 31,	March 31,
	2016	2015	2015
	(In thousands, except for %)
Net investment income, annualized	$46,924	45,782	44,275
Average invested assets, at amortized cost	1,092,876	1,045,736	1,039,340
Annualized yield on average invested assets	4.29%	4.38%	4.26%

The annualized yield has remained relatively consistent as a change in portfolio mix has mitigated the impact of reinvestment in the current low rate environment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

Investment income from debt securities accounted for approximately 87.9% of total investment income for the three months ended March 31, 2016.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Gross investment income:
Fixed maturity securities	$10,621	9,763
Equity securities	124	596
Mortgage loans	9	9
Policy loans	1,265	1,117
Long-term investments	51	74
Other investment income	11	6
Total investment income	12,081	11,565
Investment expenses	(350)	(496)
Net investment income	$11,731	11,069

The consolidated invested asset portfolio has increased approximately 6.0% from year end 2015 to March 31, 2016 with, primarily, investments in the fixed maturity securities portfolio accounting for the most significant increase in investment income. Bond mutual funds are the primary source of dividend income in the equity securities holdings. The decrease in equity securities investment income was due to sales of a portion of the bond mutual funds at the end of 2015. In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase to investment income.

Realized Investment Losses, Net.  Other-than-temporary impairments were recorded for the three month period ended March 31, 2016 totaling $1.9 million, related to one available-for-sale fixed maturity. Net losses for the three months ended 2015 were due to issuer calls.

Benefits and Expenses

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$19,005	19,403
Increase in future policy benefit reserves	15,990	17,298
Policyholders' dividends	1,549	2,309
Total insurance benefits paid or provided	36,544	39,010
Commissions	9,468	9,859
Other general expenses	9,318	7,551
Capitalization of deferred policy acquisition costs	(6,264)	(6,856)
Amortization of deferred policy acquisition costs	6,708	5,299
Amortization of cost of customer relationships acquired	545	647
Total benefits and expenses	$56,319	55,510

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Death claims	$5,973	7,162
Surrender benefits	7,941	7,202
Endowments	3,716	3,785
Property claims	404	289
Accident and health benefits	97	77
Other policy benefits	874	888
Total claims and surrenders	$19,005	19,403

•
Death claims decreased 16.6% for the three months ended March 31, 2016 compared to the same periods in 2015. We experienced favorable claims development in the three months ended March 31, 2016 for both the life and home service segments. Mortality experience is closely monitored by the Company and the activity is within expected levels.

•
Surrenders increased 10.3% in the current three month periods compared to 2015 primarily due to activity in the life segment. This increased surrender activity is in the later durations after the surrender charge periods are concluded.

Increase in Future Policy Benefit Reserves.  The decrease in future policy benefit reserves for the three months ended March 31, 2016, compared to the same period in 2015, is primarily due to the increase in surrenders noted above.

Policyholder Dividends.  The majority of our international policies are participating, and at the time the products were developed, an assumed dividend scale was factored into the guaranteed premium rates charged.  Premium rates are guaranteed at issue, but dividends are not. As our current and anticipated investment results have worsened relative to the assumptions underlying the original dividend scale development, dividend scales were reduced this past year in order to improve profitability as the policies mature. This dividend action affected some policies immediately, and will affect all policies in the future relative to the original dividend scales. Thus, we expect dividend expense to decrease as this block of insurance becomes more seasoned.  Should investment experience improve significantly in the future, dividends may be increased as a result.

Commissions.  Commission expense is directly related to new and renewal insurance premium fluctuations and production levels. Commission expense for the three months ended March 31, 2016 fluctuated directly in relation to the decrease of first year and increase of renewal premiums in the life segment compared to premium levels for the three months ended March 31, 2015.

Other General Expenses. Expenses increased for the three months ended March 31, 2016 due to:

•	$0.5 million of consulting costs associated with the tax compliance issues

•	$0.7 million of additional audit-related costs

Capitalized and Amortized Deferred Policy Acquisition Costs.  Costs capitalized under current accounting guidance include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  The decrease for the three months ended March 31, 2016, compared to the same periods in 2015 was the result of a decrease in first year premium production in the current period, which decreased capitalized amounts.  Commissions paid on renewal premiums are significantly lower than those paid on first year business.

Amortization for the three months ended March 31, 2016, increased compared to the same periods in 2015 due to the higher surrenders in 2016. Amortization of deferred policy acquisition costs is impacted by persistency and may fluctuate from year to year.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

Federal Income Tax. The effective tax rate was (8.6)% and (21.4)% for the three months ended March 31, 2016 and 2015, respectively. Additionally there is $0.4 million of tax expense related to an uncertain tax position in the three months ended March 31, 2016. Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes.  See Note 8 - Income Taxes in the consolidated financial statements for further discussion.

Segment Operations

The Company has three reportable segments:  Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises.  These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance of its segments based on net income or loss before income taxes.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Life Insurance	$(807)	(215)
Home Service Insurance	(339)	719
Other Non-Insurance Enterprises	(648)	(154)
Total	$(1,794)	350

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

International Sales

We focus our sales of U.S. Dollar-denominated ordinary whole life insurance and endowment policies to residents in Latin America and the Pacific Rim.  We have participated in the foreign marketplace since 1975, and we continue to seek opportunities for expansion of our foreign operations.  We believe positive attributes of our international insurance business include:

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

•	persistency experience and mortality rates that are comparable to U.S. policies.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

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

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Country
Venezuela	$7,031	7,220
Colombia	5,971	6,076
Taiwan	4,612	4,481
Ecuador	3,337	3,543
Argentina	1,819	1,922
Other Non-U.S.	9,015	8,329
Total	$31,785	31,571

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
March 31, 2016

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
State
Texas	$531	583
Indiana	298	352
Florida	137	135
Missouri	116	105
Kentucky	99	121
Other States	441	461
Total	$1,622	1,757

A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business.  We have ceded the majority of our accident and health insurance business to an unaffiliated insurance company under a coinsurance agreement.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

The results of operations for the life insurance segment for the periods indicated are as follows.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Revenue:
Premiums	$32,848	32,979
Net investment income	7,954	7,231
Realized investment losses, net	(868)	(56)
Other income	115	214
Total revenue	40,049	40,368
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	13,464	13,560
Increase in future policy benefit reserves	14,844	16,137
Policyholders' dividends	1,536	2,295
Total insurance benefits paid or provided	29,844	31,992
Commissions	5,803	6,026
Other general expenses	4,084	3,159
Capitalization of deferred policy acquisition costs	(4,926)	(5,343)
Amortization of deferred policy acquisition costs	5,881	4,549
Amortization of cost of customer relationships acquired	170	200
Total benefits and expenses	40,856	40,583
Loss before income tax expense	$(807)	(215)

Premiums.  Premium revenues decreased for the three month period ended March 31, 2016, compared to the same period in 2015 due primarily to lower new international business, offset by higher renewal business showing strong persistency as this block of insurance ages. First year premium revenues for the three months ended March 31, 2016, reflected sales internationally with endowment to age sixty-five and the twenty-year endowment products continuing as the top performers in the current year. Endowment sales sold to our international clients represented approximately 79.3% of total new first year premium for the three months ended March 31, 2016.

Life insurance premium breakout is detailed below.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Premiums:
First year	$3,971	4,391
Renewal	28,877	28,588
Total premiums	$32,848	32,979

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

Net Investment Income.  Net investment income increased primarily due to the growth in average invested assets.

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
	(In thousands, except for %)
Net investment income, annualized	$31,816	30,206	28,923
Average invested assets, at amortized cost	728,950	684,590	674,092
Annualized yield on average invested assets	4.36%	4.41%	4.29%

Realized Investment Losses, Net.  Other-than-temporary impairments were recorded for the three month periods ended March 31, 2016 totaling $959 thousand related to one available-for-sale fixed maturity. Net losses for the three months ended 2015 were due to issuer calls.

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Death claims	$1,730	2,525
Surrender benefits	7,234	6,423
Endowment benefits	3,710	3,781
Accident and health benefits	84	65
Other policy benefits	706	766
Total claims and surrenders	$13,464	13,560

•
Death claims expense was favorable for the three months ended March 31, 2016 based upon reported claims. Death claims had an unusual spike in the first three months of 2015, but returned to more normal levels in subsequent quarters and in the first three months of 2016. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
Surrenders increased in the three month period ended March 31, 2016 by 12.6% compared to 2015. The majority of policy surrender benefits paid is attributable to our international business and was related to policies that have been in force over 15 years, where surrender charges are no longer applicable.

•
Endowment benefit expense primarily results from the election by policyholders of a product feature providing an annual guaranteed benefit.  This is a fixed benefit over the life of the contract, thus this expense will increase with new sales and improved persistency.

•	Other policy benefits resulted primarily from interest paid on premium deposits and policy benefit accumulations and decreased as these policy liabilities also decreased.

Increase in Future Policy Benefit Reserves.   Policy benefit reserves decreased for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to the increase in surrenders noted above.

Commissions.  Commission expense decreased for the three months ended March 31, 2016, compared to the same periods in 2015.  This expense fluctuates directly with new premium revenues and commission rates paid are higher on first year premium sales, which were down for the three months ended March 31, 2016, compared to the same periods in 2015.  Renewal premiums for the three months, for which we pay commissions at lower rates, were up from the prior year.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

Other General Expenses.  These expenses are allocated by segment, based upon an annual expense study performed by the Company. Expenses were up for the three months ended March 31, 2016, compared to the same periods in 2015 due primarily to additional accounting, actuarial and legal expenses incurred for the tax compliance issue and additional audit fees related to the 2015 audit.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs fluctuate in direct relation to commissions, decreasing for the three months ended March 31, 2016, based upon first year and renewal premiums and commissions paid compared to 2015.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three months ended March 31, 2016 increased and was impacted by overall lower persistency related to this segment. As previously noted, persistency is monitored closely by the Company and was within expectations.

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
State
Louisiana	$10,586	10,594
Mississippi	606	627
Arkansas	406	388
Other States	217	219
Total	$11,815	11,828

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

The results of operations for the home service insurance segment for the periods indicated are as follows.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Revenue:
Premiums	$11,591	11,587
Net investment income	3,414	3,464
Realized investment losses, net	(928)	(15)
Other income	3	48
Total revenue	14,080	15,084
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,541	5,843
Increase in future policy benefit reserves	1,146	1,161
Policyholders' dividends	13	14
Total insurance benefits paid or provided	6,700	7,018
Commissions	3,665	3,833
Other general expenses	4,190	3,830
Capitalization of deferred policy acquisition costs	(1,338)	(1,513)
Amortization of deferred policy acquisition costs	827	750
Amortization of cost of customer relationships acquired	375	447
Total benefits and expenses	14,419	14,365
(Loss) income before income tax expense	$(339)	719

Premiums.  Premiums were flat for the three month period ended March 31, 2016, compared to 2015, as first year premiums were down slightly, while renewal premiums were up slightly.

Net Investment Income.  Net investment income for our home service insurance segment was as follows.

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
	(In thousands, except for %)
Net investment income, annualized	$13,656	14,063	13,856
Average invested assets, at amortized cost	301,818	300,174	304,062
Annualized yield on average invested assets	4.52%	4.68%	4.56%

Realized Investment Losses, Net.  Other-than-temporary impairments were recorded for the three month periods ended March 31, 2016 totaling $959 thousand related to one available-for-sale fixed maturity security. Realized losses for the three months ended March 31, 2015 are related to calls of debt securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

Claims and Surrenders.  Claims and surrenders decreased for the three months ended March 31, 2016, compared to the same periods in 2015, based upon reported claims compared to the prior year, but were within expected ranges.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Death claims	$4,243	4,637
Surrender benefits	707	780
Endowment benefits	5	4
Property claims	450	289
Accident and health benefits	13	12
Other policy benefits	123	120
Total claims and surrenders	$5,541	5,842

•
Death claims expense fluctuates based upon reported claims. We experienced a lower number of reported claims in the three months ended March 31, 2016. Mortality experience is closely monitored by the Company as a key performance indicator and amounts were within expected levels.

•
Surrender benefits decreased 9.4% for the three months ended in 2016 compared to the same periods in 2015. Management is not aware of any unusual surrender activity, but will continue to monitor for any developing trends.

•	Property claims increased 55.7% for the three months ended March 31, 2016 as we experienced more weather-related claims in 2016.

Increase in Future Policy Benefit Reserves.  The Company recorded flat future policy benefit reserves for the three months ended March 31, 2016, compared to the corresponding period in 2015.

Commissions.  Commission expense fluctuated for the three months ended March 31, 2016, compared to the same periods in 2015 consistent with premium collections.

Other General Expenses.  Expenses are allocated by segment based upon an annual expense study performed by the Company and increased between 2016 and 2015 due primarily to additional accounting, actuarial and legal expenses incurred for the tax compliance issue and additional audit fees related to the 2015 audit.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs decreased for the three months ended March 31, 2016, as commission expense decreased during the period.  DAC capitalization is directly correlated to fluctuations in new business and commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three months ended March 31, 2016 fluctuated compared to the corresponding period in 2015 as this segment experienced persistency changes compared to the prior year, which results in lower or high amortization.

Other Non-Insurance Enterprises
This segment represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP. The segment loss reported for the three months of 2016 and 2015 is typical since the elimination of intercompany revenue is its primary source of revenue.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

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

	March 31, 2016		December 31, 2015
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Marketable debt securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$35,730	3.0	$35,382	3.0
States and political subdivisions	766,705	63.9	719,825	61.5
Corporate	253,829	21.2	237,248	20.3
Mortgage-backed (1)	2,869	0.2	3,015	0.2
Foreign governments	132	—	131	—
Short-term investments	—	—	251	—
Total marketable debt securities	1,059,265	88.3	995,852	85.0
Cash and cash equivalents	45,355	3.8	82,827	7.1
Other investments:
Policy loans	62,011	5.2	60,166	5.1
Equity securities	23,548	2.0	23,438	2.0
Mortgage loans	587	—	594	0.1
Real estate	7,913	0.7	7,956	0.7
Other long-term investments	75	—	75	—
Total cash, cash equivalents and investments	$1,198,754	100.0	$1,170,908	100.0
(1) Includes $2.5 million and $2.6 million million of U.S. Government-sponsored enterprises at March 31, 2016, and December 31, 2015, respectively.

Cash and cash equivalents decreased as of March 31, 2016 due to timing of cash inflows and investment of excess cash at the end of 2015 into marketable securities in the first quarter of 2016. Cash was high at the end of 2015, due to proceeds from sales of certain mutual funds late in the year.

The held-to-maturity portfolio as of March 31, 2016 represented 24.1% of the total fixed maturity securities owned based upon carrying values, with the remaining 75.9% classified as available-for-sale.  Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$82,676	7.8	$76,026	7.6
AA	529,525	50.0	497,781	50.0
A	260,110	24.6	247,381	24.9
BBB	162,435	15.3	148,656	14.9
BB and other	24,519	2.3	25,757	2.6
Totals	$1,059,265	100.0	$995,601	100.0

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

The Company has no direct sovereign European debt exposure as of March 31, 2016.  We do have indirect exposure in one bond mutual fund holding, but the amount is deemed immaterial to the current investment holdings and consolidated financials.

As of March 31, 2016, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipals shown including third party guarantees

	March 31, 2016
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$57,629	54,356	22,777	21,828	—	—	80,406	76,184	10.2
AA	163,063	156,662	288,345	277,134	21,782	20,591	473,190	454,387	60.9
A	32,794	32,406	148,437	142,123	10,642	9,938	191,873	184,467	24.7
BBB	3,509	3,873	22,756	21,520	572	572	26,837	25,965	3.5
BB and other	3,292	4,302	856	841	—	—	4,148	5,143	0.7
Total	$260,287	251,599	483,171	463,446	32,996	31,101	776,454	746,146	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

Municipals shown excluding third party guarantees

	March 31, 2016
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$30,863	30,091	1,809	1,774	—	—	32,672	31,865	4.3
AA	122,846	117,219	257,035	246,858	21,216	20,029	401,097	384,106	51.4
A	44,040	42,179	143,771	137,559	9,510	8,868	197,321	188,606	25.3
BBB	11,820	12,148	27,656	25,906	—	—	39,476	38,054	5.1
BB and other	50,718	49,962	52,900	51,349	2,270	2,204	105,888	103,515	13.9
Total	$260,287	251,599	483,171	463,446	32,996	31,101	776,454	746,146	100.0

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as noted in the table below.

	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)
Utilities	$167,091	159,383	21.5

Education	104,632	100,190	13.5

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

The tables below represent the Company's exposure of municipal holdings in Louisiana, Texas and Florida, the three states with the largest municipal holdings as of March 31, 2016.

	March 31, 2016
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Louisiana securities including third party guarantees
AA	$8,577	8,458	24,053	22,843	—	—	32,630	31,301
A	6,831	6,637	8,565	8,316	—	—	15,396	14,953
BBB	—	—	379	386	—	—	379	386
BB and other	—	—	363	357	—	—	363	357
Total	$15,408	15,095	33,360	31,902	—	—	48,768	46,997
Louisiana securities excluding third party guarantees
AA	$9,155	8,885	22,060	21,166	—	—	31,215	30,051
A	5,742	5,685	7,687	7,378	—	—	13,429	13,063
BBB	—	—	1,149	1,044	—	—	1,149	1,044
BB and other	511	525	2,464	2,314	—	—	2,975	2,839
Total	$15,408	15,095	33,360	31,902	—	—	48,768	46,997
Texas securities including third party guarantees
AAA	$56,037	52,875	15,830	15,103	—	—	71,867	67,978
AA	59,151	57,523	27,248	26,304	—	—	86,399	83,827
A	3,355	3,319	20,803	19,798	—	—	24,158	23,117
BBB	—		9,916	9,221	—	—	9,916	9,221
BB and other	550	540	—	—	—	—	550	540
Total	$119,093	114,257	73,797	70,426	—	—	192,890	184,683
Texas securities excluding third party guarantees
AAA	$30,408	29,649	1,230	1,215	—	—	31,638	30,864
AA	62,026	58,817	32,516	31,063	—	—	94,542	89,880
A	8,647	8,299	23,280	22,236	—	—	31,927	30,535
BBB	1,469	1,368	8,103	7,422	—	—	9,572	8,790
BB and other	16,543	16,124	8,668	8,490	—	—	25,211	24,614
Total	$119,093	114,257	73,797	70,426	—	—	192,890	184,683

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

	March 31, 2016
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Florida securities including third party guarantees
AAA	$553	524	3,868	3,687	—	—	4,421	4,211
AA	—	—	60,369	58,571	4,024	4,026	64,393	62,597
A	—	—	12,037	11,284	10,642	9,938	22,679	21,222
BB and other	—	—	493	486	—	—	493	486
Total	$553	524	76,767	74,028	14,666	13,964	91,986	88,516

Florida securities excluding third party guarantees
AA	$553	524	42,773	41,502	3,458	3,464	46,784	45,490
A	—	—	29,794	28,464	9,511	8,869	39,305	37,333
BB and other	—	—	4,200	4,062	1,699	1,631	5,899	5,693
Total	$553	524	76,767	74,028	14,668	13,964	91,988	88,516

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state.  At March 31, 2016, total holdings of municipal securities in Louisiana represented 6.3% of all municipal holdings based upon fair value.  The Company also holds 24.8% of its municipal holdings in Texas issuers.  The Company also holds 11.8% of its municipal holdings in Florida issuers. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of March 31, 2016.

Valuation of Investments

We evaluate the carrying value of our fixed maturity and equity securities at least quarterly.  The Company monitors all debt and equity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews.  The assessment of whether other-than-temporary impairments have occurred is based on a case-by-case evaluation of underlying reasons for the decline in fair value.  The Company determines other-than-temporary impairment by reviewing all relevant evidence related to the specific security issuer as well as the Company's intent to sell the security, or if it is more likely than not that the Company would be required to sell a security before recovery of its amortized cost.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

recognized in earnings becomes the new amortized cost basis of the investment.  The new amortized cost basis is not adjusted for subsequent recoveries in fair value.

The Company recognized an other-than-temporary impairment of $1.9 million for the three months ended March 31, 2016. No other-than-temporary impairments were recognized for the three months ended March 31, 2015.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.

Liquidity requirements of the Company are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments to provide cash flow and did not do so during the first three months of 2016.  Our investments as of March 31, 2016, consist of 69.7% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations historically have been sufficient to meet current needs.  Cash flows from operating activities were $21.0 million and $17.0 million for the three months ended March 31, 2016 and 2015, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investing activities totaled $59.1 million and $26.8 million for the three months ended March 31, 2016 and 2015, respectively. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

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

All insurance subsidiaries were above the RBC minimums at March 31, 2016.

Contractual Obligations and Off-balance Sheet Arrangements

There have been no material changes in contractual obligations from those reported in the Company's Form 10-K for the year ended December 31, 2015.  The Company does not have off-balance sheet arrangements at March 31, 2016.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three months ended March 31, 2016 and 2015. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

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

The following table summarizes net unrealized gains and losses as of the dates indicated.

	March 31, 2016			December 31, 2015
	Amortized Cost	Fair Value	Net Unrealized Gains(Losses)	Amortized Cost	Fair Value	Net Unrealized Gains
	(In thousands)
Fixed maturities, available-for-sale	$769,044	803,729	34,685	714,137	735,648	21,511
Fixed maturities, held-to-maturity	255,536	265,186	9,650	259,953	264,966	5,013
Short-term investments	—	—	—	251	251	—
Total fixed maturities	$1,024,580	1,068,915	44,335	974,341	1,000,865	26,524
Total equity securities	$23,727	23,548	(179)	23,727	23,438	(289)

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 91.8% of our investment portfolio based on carrying value as of March 31, 2016.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturity investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of March 31, 2016 were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond decreased to 1.8% during the quarter ended March 31, 2016, from 2.3% at December 31, 2015.  Net unrealized gains on fixed maturity securities totaled $44.3 million at March 31, 2016, compared to $26.5 million at December 31, 2015.

The fixed maturity portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments classified as trading instruments.  Approximately 75.2% of fixed maturities were held in available-for-sale and 24.8% in held-to-maturity based upon fair value at March 31, 2016.  At March 31, 2016 and

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

December 31, 2015, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 2.0% of our total investments at March 31, 2016, with 91.9% invested in diversified equity and bond mutual funds.  We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

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

During the three months ended March 31, 2016, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company is in the process of remediating the material weakness identified as an ineffective management review control as it pertains to our tax review of external tax experts' complex documentation as of December 31, 2015.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

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

We also face risks associated with the application of foreign laws to our sales of policies to residents in foreign countries. Traditionally, we have sought to address risks associated with the potential application of foreign laws to our sales of insurance policies in our foreign markets by, among other things, not locating any of our offices or assets in foreign countries, selling policies only through independent consultants rather than our own employees, requiring that all applications for insurance be submitted to and accepted only in our offices in the U.S., and requiring that policy premiums be paid to us in U.S. Dollars.  Because we consider ourselves to be doing business only in the U.S., we have never sought to qualify to do business in any foreign country and have never submitted the insurance policies that we issue to residents of foreign countries for approval by any foreign or domestic insurance regulatory agency. We have sold our policies to residents of foreign countries using independent consultants and we have relied on those persons to comply with applicable laws in marketing our insurance products.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

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

We previously announced that we determined that a portion of the life and annuity insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. To the extent that these policies had unreported income build-up, we may be liable to the IRS for failure to withhold taxes or to notify policyholders of their obligation to pay taxes directly to the IRS. We have undertaken an analysis of our potential liability to the IRS arising from this matter, as well as other expenses we may incur to remediate (i.e., conform to the requirements of the IRS) certain previously issued domestic life insurance and annuity policies and to address any missed reporting for policies issued to non-U.S. citizens and have established a best estimate reserve of $14.6 million, net of tax as of March 31, 2016 and December 31, 2015 for probable liabilities and expenses. We estimate the range of those probable liabilities and expenses to be $9.0 million to $45.5 million, net of tax. This estimated range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of taxable benefits under non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved by the Company is insufficient to meet the actual amount of our liability and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operation may be materially adversely affected.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

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

In particular, at March 31, 2016, fixed maturities represented $1,059.3 million or 91.8% of our total investments of $1,153.4 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows resulting from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our consolidated financial statements, as a large portion of our fixed maturities are classified as available-for- sale, with changes in fair value reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. Although at March 31, 2016, approximately 97.7% of our fixed maturities were investment grade with 82.4% rated A or above, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst-case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net income.

Fixed maturity and equity securities classified as available-for-sale are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from our net income.  Our total gross unrealized losses on our available-for-sale securities portfolio at March 31, 2016 were $6.3 million.  The accumulated change in estimated fair value of these securities is recognized in net income when the gain or loss is realized upon sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken.  Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

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

At March 31, 2016, we had $164.8 million of deferred policy acquisition costs, or DAC.  DAC represents costs that vary with and are primarily related to the successful sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies.  These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.  Under U.S. GAAP, DAC is generally amortized to income over the lives of the underlying policies, in relation to the period-paying period of the policies.

In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies.  This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies.  At March 31, 2016, we had $20.8 million of CCRA.  We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

Our recoverability of DAC and CCRA generally depends upon anticipated profits from investments, surrender and other policy charges, mortality, morbidity, persistency and maintenance expense margins.  For example, if our insurance policy lapse and surrender rates were to exceed the assumptions upon which we priced our insurance policies, or if actual persistency proves to be less than our persistency assumptions, especially in the early years of a policy, we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy.  We regularly review the quality of our DAC and CCRA

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

to determine if they are recoverable from future income.  If these costs are not recoverable, they are charged to expenses in the financial period in which we make this determination.

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

Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition.  Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the "reporting unit" level, which is either an operating segment or a business that is one level below the operating segment.  Goodwill is impaired if its carrying value exceeds its implied fair value.  This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units.  If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition.  Goodwill in our consolidated financial statements was $17.3 million as of March 31, 2016.

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
March 31, 2016

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
March 31, 2016

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
March 31, 2016

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2016

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

Harold E. Riley, our Founder and Chairman Emeritus, is the beneficial owner of 100% of our Class B common stock, which is held in the name of the Harold E. Riley Trust ("Trust"), of which he serves as Trustee.  Our Class A and Class B common stock are identical in all respects, except the Class B common stock elects a simple majority of the Board and receives one-half of any cash dividends paid, on a per share basis, to the Class A shares.  Therefore, Mr. Riley controls our Company.  The Class A common stock elects the remainder of the Board.  The Trust documents provide that upon Mr. Riley's death, the Class B common stock will be transferred from the Trust to the Harold E. Riley Foundation, a charitable organization established under 501(c)(3) of the Internal Revenue Code (the "Foundation").   The Foundation is organized as a public support charity for the benefit of its charitable beneficiaries, Baylor University and Southwestern Baptist Theological Seminary. The Foundation is governed by 11 trustees, five of which are appointed by its sole member, Harold Riley, three of which are appointed by Baylor University and three of which are appointed by Southwestern Baptist Theological Seminary. The trustees appointed by Harold Riley include himself, Dottie Riley and Rick Riley. In addition, the Trust documents provide that Mr. Riley may at any time transfer the Class B common stock held by the Trust to the Foundation.  It is unclear what, if any, changes would occur to our board, management structure, or corporate operating strategies as a result of different ownership of our Class B common stock.

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
March 31, 2016

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
March 31, 2016

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
(b) Filed on March 12, 2013 with the Registrants' Annual Report on Form 10-K for the Year Ended December 31, 2012 as Exhibit 3.2 and incorporated herein by reference.
(c) Filed on July 15, 2004, with the Registrant's Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Rick D. Riley
Rick D. Riley
Chairman and Chief Executive Officer

		By:	/s/ David S. Jorgensen
David S. Jorgensen
Vice President, Chief Financial Officer and Treasurer

Date:	May 3, 2016