Form 10-Q
period 2016-06-30
CITIZENS INC
filed 2016-08-09
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
___________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
or
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

As of July 29, 2016, the Registrant had 49,080,114 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands)

	June 30, 2016	December 31, 2015
Assets	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $784,934 and $714,137 in 2016 and 2015, respectively)	$835,473	735,648
Fixed maturities held-to-maturity, at amortized cost (fair value: $270,051 and $264,966 in 2016 and 2015, respectively)	256,165	259,953
Equity securities available-for-sale, at fair value (cost: $22,729 and $23,727 in 2016 and 2015, respectively)	23,234	23,438
Mortgage loans on real estate	468	594
Policy loans	63,157	60,166
Real estate held for investment (less $1,795 and $1,721 accumulated depreciation in 2016 and 2015, respectively)	7,869	7,956
Other long-term investments	75	75
Short-term investments	521	251
Total investments	1,186,962	1,088,081
Cash and cash equivalents	52,937	82,827
Accrued investment income	16,719	15,406
Receivable for securities	653	—
Reinsurance recoverable	4,068	4,166
Deferred policy acquisition costs	165,860	165,362
Cost of customer relationships acquired	20,173	21,585
Goodwill	17,255	17,255
Other intangible assets	969	971
Deferred tax asset	60,874	68,764
Property and equipment, net	6,546	6,338
Due premiums, net (less $1,446 and $1,490 allowance for doubtful accounts in 2016 and 2015, respectively)	11,485	11,819
Prepaid expenses	1,215	162
Other assets	1,286	1,304
Total assets	$1,547,002	1,484,040

(Continued)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands, except share amounts)

	June 30, 2016	December 31, 2015
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,026,980	995,972
Annuities	67,200	64,933
Accident and health	1,075	1,118
Dividend accumulations	19,362	18,465
Premiums paid in advance	45,180	43,220
Policy claims payable	9,400	9,653
Other policyholders' funds	7,230	7,518
Total policy liabilities	1,176,427	1,140,879
Commissions payable	2,424	2,757
Federal income tax payable	73,473	71,225
Payable for securities in process of settlement	7,363	2,457
Other liabilities	26,238	24,205
Total liabilities	1,285,925	1,241,523
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A, no par value, 100,000,000 shares authorized, 52,215,852 shares issued and outstanding in 2015 and 2014, including shares in treasury of 3,135,738 in 2015 and 2014	259,383	259,383
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2015 and 2014	3,184	3,184
Accumulated deficit	(23,256)	(22,626)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	32,777	13,587
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	261,077	242,517
Total liabilities and stockholders' equity	$1,547,002	1,484,040

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Three Months Ended June 30, (In thousands, except per share amounts) (Unaudited)

	2016		2015
Revenues:
Premiums:
Life insurance		$47,351		46,748
Accident and health insurance		395		421
Property insurance		1,261		1,291
Net investment income		12,000		11,201
Realized investment losses, net		(26)		(8)
Other income		256		426
Total revenues		61,237		60,079
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		20,969		19,240
Increase in future policy benefit reserves		17,675		19,760
Policyholders' dividends		1,816		2,540
Total insurance benefits paid or provided		40,460		41,540
Commissions		10,777		10,805
Other general expenses		8,566		10,445
Capitalization of deferred policy acquisition costs		(8,103)		(8,036)
Amortization of deferred policy acquisition costs		6,827		5,647
Amortization of cost of customer relationships acquired		402		516
Total benefits and expenses		58,929		60,917
Income (loss) before federal income tax		2,308		(838)
Federal income tax expense		989		1,076
Net income (loss)		1,319		(1,914)
Per Share Amounts:
Basic earnings per share of Class A common stock	$0.03		(0.04)
Basic earnings per share of Class B common stock	0.01		(0.02)
Diluted earnings per share of Class A common stock	0.03		(0.04)
Diluted earnings per share of Class B common stock	0.01		(0.02)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period		16,374		(16,778)
Reclassification adjustment for losses included in net income		20		8
Unrealized gains (losses) on available-for-sale securities, net		16,394		(16,770)
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale securities		5,738		(5,869)
Other comprehensive income (loss)		10,656		(10,901)
Comprehensive income (loss)		$11,975		(12,815)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Six Months Ended June 30, (In thousands, except per share amounts) (Unaudited)

	2016		2015
Revenues:
Premiums:
Life insurance		$90,124		89,647
Accident and health insurance		785		796
Property insurance		2,537		2,583
Net investment income		23,731		22,270
Realized investment losses, net		(1,822)		(79)
Other income		407		722
Total revenues		115,762		115,939
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		39,974		38,643
Increase in future policy benefit reserves		33,665		37,058
Policyholders' dividends		3,365		4,849
Total insurance benefits paid or provided		77,004		80,550
Commissions		20,245		20,664
Other general expenses		17,884		17,996
Capitalization of deferred policy acquisition costs		(14,367)		(14,892)
Amortization of deferred policy acquisition costs		13,535		10,946
Amortization of cost of customer relationships acquired		947		1,163
Total benefits and expenses		115,248		116,427
Income (loss) before federal income tax		514		(488)
Federal income tax expense		1,144		1,001
Net loss		(630)		(1,489)
Per Share Amounts:
Basic losses per share of Class A common stock	$(0.01)		$(0.03)
Basic losses per share of Class B common stock	(0.01)		(0.02)
Diluted losses per share of Class A common stock	(0.01)		(0.03)
Diluted losses per share of Class B common stock	(0.01)		(0.02)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period		27,707		(11,771)
Reclassification adjustment for losses included in net income		1,816		44
Unrealized gains (losses) on available-for-sale securities, net		29,523		(11,727)
Income tax expense (benefit) on unrealized gains on available-for-sale securities		10,333		(4,104)
Other comprehensive income (loss)		19,190		(7,623)
Comprehensive income (loss)		$18,560		(9,112)
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows Six Months Ended June 30, (In thousands) (Unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(630)	(1,489)
Adjustments to reconcile net loss to net cash provided by operating activities:
Realized losses on sale of investments and other assets	1,822	79
Net deferred policy acquisition costs	(832)	(3,946)
Amortization of cost of customer relationships acquired	947	1,163
Depreciation	405	386
Amortization of premiums and discounts on investments	6,966	5,583
Deferred federal income tax expense (benefit)	(2,442)	957
Change in:
Accrued investment income	(1,313)	(970)
Reinsurance recoverable	98	63
Due premiums	334	(367)
Future policy benefit reserves	32,457	36,925
Other policyholders' liabilities	2,316	5,385
Federal income tax payable	2,248	(3,256)
Commissions payable and other liabilities	1,700	554
Other, net	(1,031)	(1,244)
Net cash provided by operating activities	43,045	39,823
Cash flows from investing activities:
Maturities and calls of fixed maturities, available-for-sale	37,625	19,024
Maturities and calls of fixed maturities, held-to-maturity	6,275	9,975
Purchase of fixed maturities, available-for-sale	(109,613)	(57,065)
Purchase of fixed maturities, held-to-maturity	(5,507)	(22,959)
Sale of equity securities, available-for-sale	403	—
Calls of equity securities, available-for-sale	273	150
Purchase of equity securities, available-for-sale	—	(602)
Principal payments on mortgage loans	126	18
Increase in policy loans, net	(2,991)	(2,620)
Sale of other long-term investments	—	58
Purchase of property and equipment	(527)	(123)
Maturity of short-term investments	250	—
Purchase of short-term investments	(522)	—
Net cash used in investing activities	(74,208)	(54,144)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued Six Months Ended June 30, (In thousands) (Unaudited)

	2016	2015
Cash flows from financing activities:
Annuity deposits	$3,980	3,995
Annuity withdrawals	(2,707)	(2,562)
Net cash provided by financing activities	1,273	1,433
Net decrease in cash and cash equivalents	(29,890)	(12,888)
Cash and cash equivalents at beginning of year	82,827	50,708
Cash and cash equivalents at end of period	$52,937	37,820
Supplemental disclosures of operating activities:
Cash paid during the period for income taxes, net	$1,339	3,300

Supplemental Disclosures of Non-Cash Investing Activities:
None.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2016
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

The consolidated statement of financial position for June 30, 2016, and the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 and cash flows for the six-month periods ended June 30, 2016 and 2015, have been prepared by the Company without audit.  In the opinion of management, all adjustments to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2016 and for comparative periods have been made.  The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2015.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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
June 30, 2016
(Unaudited)

Significant Accounting Policies

For a description of significant accounting policies, see Note 1 of the notes to consolidated financial statements included in our 2015 Form 10-K Annual Report, which should be read in conjunction with these accompanying consolidated financial statements.

(2) Accounting Pronouncements

Accounting Standards Recently Adopted

None.

Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using one of two retrospective application methods. Early application is not permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

On May 21, 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts, addressing enhanced disclosure requirements for insurers relating to short-duration insurance contract claims and the unpaid claims liability rollforward for long and short-duration contracts. The disclosures are intended to provide users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and the timing, frequency, and severity of claims. The new disclosures may require the accumulation and reporting of new and different groupings of claims data by insurers from what is currently captured for U.S. statutory and other reporting purposes. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. The Company is currently assessing the new disclosure requirements related to short-duration contracts.

The FASB’s new lease accounting standard, ASU 2016-02, Leases (Topic 842), was issued on February 25, 2016. The ASU will require organizations that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets leased by the lessee, also known as lessor accounting, will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company will begin assessing the impact of this new standard in the second half of 2016.

On June 10, 2016, the National Association of Insurance Commissioners (“NAIC”) Executive Committee and Plenary voted to adopt a recommendation for January 1, 2017 as the operative date for the implementation of Principles-Based Reserves (“PBR”) as a national standard for life insurance products. Although this NAIC standard does not change the reserving requirements under U.S. GAAP, it can be significant for many life insurers. PBR replaces the current formulaic approach to determining policy reserves with an approach that more closely reflects the risks of highly complex products. Companies will be expected to develop “right-sized” reserves that better align with their specific product features, their observed actuarial experience, and their overall risk

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2016
(Unaudited)

management procedures. There is a three-year transition period where PBR is optional until PBR becomes required on January 1, 2020. The Company has begun to assess the impact that this standard will have on its statutory reserving.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2016
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

The Company has no reportable differences between segments and consolidated operations.

	Three Months Ended
	June 30, 2016
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$37,111	11,896	—	49,007
Net investment income	8,107	3,505	388	12,000
Realized investment gains (losses), net	208	(234)	—	(26)
Other income	256	—	—	256
Total revenue	45,682	15,167	388	61,237
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	15,157	5,812	—	20,969
Increase in future policy benefit reserves	16,319	1,356	—	17,675
Policyholders' dividends	1,802	14	—	1,816
Total insurance benefits paid or provided	33,278	7,182	—	40,460
Commissions	6,768	4,009	—	10,777
Other general expenses	4,041	3,557	968	8,566
Capitalization of deferred policy acquisition costs	(6,492)	(1,611)	—	(8,103)
Amortization of deferred policy acquisition costs	6,062	765	—	6,827
Amortization of cost of customer relationships acquired	130	272	—	402
Total benefits and expenses	43,787	14,174	968	58,929
Income (loss) before income tax expense	$1,895	993	(580)	2,308

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2016
(Unaudited)

	Six Months Ended
	June 30, 2016
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$69,959	23,487	—	93,446
Net investment income	16,061	6,919	751	23,731
Realized investment losses, net	(660)	(1,162)	—	(1,822)
Other income	371	3	33	407
Total revenue	85,731	29,247	784	115,762
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	28,621	11,353	—	39,974
Increase in future policy benefit reserves	31,163	2,502	—	33,665
Policyholders' dividends	3,338	27	—	3,365
Total insurance benefits paid or provided	63,122	13,882	—	77,004
Commissions	12,571	7,674	—	20,245
Other general expenses	8,125	7,747	2,012	17,884
Capitalization of deferred policy acquisition costs	(11,418)	(2,949)	—	(14,367)
Amortization of deferred policy acquisition costs	11,943	1,592	—	13,535
Amortization of cost of customer relationships acquired	300	647	—	947
Total benefits and expenses	84,643	28,593	2,012	115,248
Income (loss) before income tax expense	$1,088	654	(1,228)	514

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2016
(Unaudited)

	Three Months Ended
	June 30, 2015
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$36,707	11,753	—	48,460
Net investment income	7,387	3,441	373	11,201
Realized investment losses, net	(2)	(6)	—	(8)
Other income	160	22	244	426
Total revenue	44,252	15,210	617	60,079
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	13,465	5,775	—	19,240
Increase in future policy benefit reserves	18,490	1,270	—	19,760
Policyholders' dividends	2,527	13	—	2,540
Total insurance benefits paid or provided	34,482	7,058	—	41,540
Commissions	6,815	3,990	—	10,805
Other general expenses	4,872	4,459	1,114	10,445
Capitalization of deferred policy acquisition costs	(6,423)	(1,613)	—	(8,036)
Amortization of deferred policy acquisition costs	4,941	706	—	5,647
Amortization of cost of customer relationships acquired	122	394	—	516
Total benefits and expenses	44,809	14,994	1,114	60,917
Income (loss) before income tax expense	$(557)	216	(497)	(838)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2016
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2016
(Unaudited)

(4) Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share.

	Three Months Ended
	June 30, 2016	June 30, 2015
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income (loss)	$1,319	(1,914)
Net income (loss) allocated to Class A common stock	$1,305	(1,895)
Net income (loss) allocated to Class B common stock	14	(19)
Net income (loss)	$1,319	(1,914)
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings (losses) per share of Class A common stock	$0.03	(0.04)
Basic earnings (losses) per share of Class B common stock	0.01	(0.02)
Diluted earnings (losses) per share of Class A common stock	0.03	(0.04)
Diluted earnings (losses) per share of Class B common stock	0.01	(0.02)

	Six Months Ended
	June 30, 2016	June 30, 2015
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net loss	$(630)	(1,489)
Net loss allocated to Class A common stock	$(624)	(1,474)
Net loss allocated to Class B common stock	(6)	(15)
Net loss	$(630)	(1,489)
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic losses per share of Class A common stock	$(0.01)	(0.03)
Basic losses per share of Class B common stock	(0.01)	(0.02)
Diluted losses per share of Class A common stock	(0.01)	(0.03)
Diluted losses per share of Class B common stock	(0.01)	(0.02)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2016
(Unaudited)

(5) Investments

The Company invests primarily in fixed maturity securities, which totaled 88.0% of total cash, cash equivalents and investments at June 30, 2016.

	June 30, 2016		December 31, 2015
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	($ In thousands)
Fixed maturity securities	$1,091,638	88.0	$995,601	85.0
Equity securities	23,234	1.9	23,438	2.0
Mortgage loans	468	—	594	0.1
Policy loans	63,157	5.1	60,166	5.1
Real estate and other long-term investments	7,944	0.7	8,031	0.7
Short-term investments	521	—	251	—
Cash and cash equivalents	52,937	4.3	82,827	7.1
Total cash, cash equivalents and investments	$1,239,899	100.0	$1,170,908	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2016
(Unaudited)

The following tables represent the cost, gross unrealized gains and losses and fair value for fixed maturities and equity securities as of the periods indicated.

	June 30, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale:
U.S. Treasury securities	$9,962	3,151	—	13,113
U.S. Government-sponsored enterprises	7,701	1,328	—	9,029
States and political subdivisions	514,576	30,297	1,522	543,351
Foreign governments	103	31	—	134
Corporate	250,041	18,334	1,310	267,065
Commercial mortgage-backed	103	5	—	108
Residential mortgage-backed	2,448	228	3	2,673
Total available-for-sale securities	784,934	53,374	2,835	835,473
Held-to-maturity securities:
U.S. Government-sponsored enterprises	2,006	84	—	2,090
States and political subdivisions	233,058	13,708	96	246,670
Corporate	21,101	1,043	853	21,291
Total held-to-maturity securities	256,165	14,835	949	270,051
Total fixed maturities	$1,041,099	68,209	3,784	1,105,524

Short-term investments	$521	—	—	521

Equity securities:
Stock mutual funds	$2,867	—	1	2,866
Bond mutual funds	18,451	301	—	18,752
Common stock	39	4	17	26
Preferred stock	1,372	218	—	1,590
Total equity securities	$22,729	523	18	23,234

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2016
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
June 30, 2016
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

Other-than-temporary impairments ("OTTI") were recognized on investment securities during the three and six months ended June 30, 2016 totaling $0.4 million and$2.3 million, respectively. No other-than-temporary impairments were recognized during the three and six months ended June 30, 2015.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2016
(Unaudited)

The following tables present the fair values and gross unrealized losses of fixed maturities and equity securities that have remained in a continuous unrealized loss position for the periods indicated.

	June 30, 2016
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$14,100	72	13	$13,314	1,450	11	$27,414	1,522	24
Corporate	28,313	445	28	10,125	865	16	38,438	1,310	44
Residential mortgage-backed	101	2	2	108	1	2	209	3	4
Total available-for-sale securities	42,514	519	43	23,547	2,316	29	66,061	2,835	72
Held-to-maturity securities:
States and political subdivisions	5,963	66	4	3,683	30	5	9,646	96	9
Corporate	—	—	—	5,027	853	4	5,027	853	4
Total held-to-maturity securities	5,963	66	4	8,710	883	9	14,673	949	13
Total fixed maturities	$48,477	585	47	$32,257	3,199	38	$80,734	3,784	85
Equity securities:
Stock mutual funds	$999	1	1	$—	—	—	$999	1	1
Common stocks	—	—	—	18	17	1	18	17	1
Total equities	$999	1	1	$18	17	1	$1,017	18	2

As of June 30, 2016, the Company had 29 available-for-sale fixed maturity securities and 9 held-to-maturity fixed maturity securities that were in an unrealized loss position for greater than 12 months. We reported 1 equity security holding in an unrealized loss position for greater than 12 months as of June 30, 2016.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2016
(Unaudited)

	December 31, 2015
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$136,862	1,474	129	$12,633	1,611	12	$149,495	3,085	141
Corporate	70,081	4,330	69	3,308	517	3	73,389	4,847	72
Residential mortgage-backed	57	1	2	133	1	3	190	2	5
Total available-for-sale securities	207,000	5,805	200	16,074	2,129	18	223,074	7,934	218
Held-to-maturity securities:
States and political subdivisions	74,628	774	59	2,404	109	5	77,032	883	64
Corporate	4,585	641	4	2,160	859	2	6,745	1,500	6
Total held-to-maturity securities	79,213	1,415	63	4,564	968	7	83,777	2,383	70
Total fixed maturities	$286,213	7,220	263	$20,638	3,097	25	$306,851	10,317	288
Equity securities:
Stock mutual funds	$3,030	237	4	$2	—	1	$3,032	237	5
Bond mutual funds	10,158	318	2	108	31	1	10,266	349	3
Preferred stocks	101	1	1	1	1	1	102	2	2
Common stock	22	1	2	21	21	2	43	22	4
Total equities	$13,311	557	9	$132	53	5	$13,443	610	14

We have reviewed these securities for the periods ended June 30, 2016 and December 31, 2015 and determined that no other-than-temporary impairment exists that have not been recognized based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases, which may be maturity.  We continue to monitor all securities on an on-going basis, and future information may become available which could result in other-than-temporary impairments being recorded.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2016
(Unaudited)

The amortized cost and fair value of fixed maturity securities at June 30, 2016 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

	June 30, 2016
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$38,553	39,140
Due after one year through five years	108,931	113,330
Due after five years through ten years	113,784	122,978
Due after ten years	523,666	560,025
Total available-for-sale securities	784,934	835,473
Held-to-maturity securities:
Due in one year or less	4,185	4,206
Due after one year through five years	38,928	41,368
Due after five years through ten years	56,368	60,490
Due after ten years	156,684	163,987
Total held-to-maturity securities	256,165	270,051
Total fixed maturities	$1,041,099	1,105,524

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Fixed Maturities Available-for-Sale				Equity Securities
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30
	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands)
Proceeds	$—	—	—	—	403	—	403	—
Gross realized gains	$—	—	—	—	40	—	40	—
Gross realized losses	$—	—	—	—	36	—	36	—
There were a small number of sales of equity securities in the second quarter of 2016, namely one equity security and three mutual funds. There were no sales of available-for-sale securities for the three and six month periods ended June 30, 2015. There were no securities sold from the held-to-maturity portfolio for the three and six months ended June 30, 2016 or 2015.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2016
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2016
(Unaudited)

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated.

	June 30, 2016
Available-for-sale investments	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$13,113	9,029	—	22,142
States and political subdivisions	—	543,351	—	543,351
Corporate	—	267,065	—	267,065
Commercial mortgage-backed	—		108	108
Residential mortgage-backed	—	2,673	—	2,673
Foreign governments	—	134	—	134
Total fixed maturities	13,113	822,252	108	835,473
Equity securities:
Stock mutual funds	2,866	—	—	2,866
Bond mutual funds	18,752	—	—	18,752
Common stock	26	—	—	26
Preferred stock	1,590	—	—	1,590
Total equity securities	23,234	—	—	23,234
Total financial assets	$36,347	822,252	108	858,707

	December 31, 2015
Available-for-sale investments	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,592	20,780	—	33,372
States and political subdivisions	—	483,049	—	483,049
Corporate	—	216,081	—	216,081
Commercial mortgage-backed	—	—	145	145
Residential mortgage-backed	—	2,870	—	2,870
Foreign governments	—	131	—	131
Total fixed maturities	12,592	722,911	145	735,648
Equity securities:
Stock mutual funds	3,033	—	—	3,033
Bond mutual funds	18,504	—	—	18,504
Common stock	43	—	—	43
Preferred stock	1,858	—	—	1,858
Total equity securities	23,438	—	—	23,438
Total financial assets	$36,030	722,911	145	759,086

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2016
(Unaudited)

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At June 30, 2016, our fixed maturity securities, valued using a third-party pricing source, totaled $822.3 million for Level 2 assets and comprised 95.8% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third-party pricing models and review model parameters for reasonableness.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding, and consist of two private placement mortgage-backed securities with a total value of $0.1 million.  Our Level 3 assets are current relative to principal and interest payments and are considered immaterial to our financial statements.  For the six months ended June 30, 2016, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

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

	June 30, 2016	December 31, 2015
	(In thousands)

Balance at beginning of period	$145	231
Total realized and unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income	—	(2)
Principal paydowns	(37)	(84)
Transfer in and (out) of Level 3	—	—
Balance at end of period	$108	145

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
June 30, 2016
(Unaudited)

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$256,165	270,051	259,953	264,966
Mortgage loans	468	491	594	617
Policy loans	63,157	63,157	60,166	60,166
Short-term investments	521	521	251	251
Cash and cash equivalents	52,937	52,937	82,827	82,827
Financial liabilities:
Annuity - investment contracts	48,776	49,820	47,222	46,905

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including a discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential and commercial properties.  Weighted average interest rates for these loans were approximately 6.2% as of June 30, 2016 and December 31, 2015, with maturities ranging from 1 to 26 years.  Management estimated the fair value using an annual interest rate of 6.3% at June 30, 2016.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans had a weighted average annual interest rate of 7.7% as of June 30, 2016 and December 31, 2015, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximate carrying value due to their short-term nature.  Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at June 30, 2016 using discounted cash flows based upon a swap rate curve with interest rates ranging from 1.60% to 5.71% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

(7) Commitments and Contingencies

Qualification of Life Products

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2016
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

The failure of these policies to qualify under Sections 7702 and 72(s) results in an estimated liability as of June 30, 2016 of $14.9 million, after tax, related to projected IRS toll charges and fees of $14.5 million as well as $0.4 million of reserve increases to bring policies into compliance. The estimated liability at June 30, 2016 is up $0.3 million from the estimated liability at March 31, 2016 and December 31, 2015 of $14.6 million, due to a continued refinement of our estimate. The probability weighted range of financial estimates relative to this issue is $7.0 million to $43.8 million, after tax. This estimated range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The estimated liability and the estimated range will be updated as we continue to refine our estimates. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of taxable benefits under non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved by the Company is insufficient to meet the actual amount of our liability and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operation may be materially adversely affected. Management believes that based upon current information we have recorded the best estimate liability to date.

Accruals for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The process of determining our best estimate and the estimated range is a complex undertaking, which includes insight from external consultants and involves management’s judgment based upon a variety of factors known at the time. We recorded additional general expenses of $1.0 million for the six months ended June 30, 2016 and $2.0 million for the twelve months ended December 31, 2015 related to our 7702 and 72(s) issues. Additional costs will be incurred in the second half of 2016 associated with these issues and we believe these costs will range from $1.0 million to $1.5 million, however, actual amounts incurred may differ from this estimate and changes will be recorded as they become probable and can be reasonably estimated.

Compliance

As part of our periodic review of our compliance controls, we completed an internal risk assessment of our compliance with the Bank Secrecy Act ("BSA") anti-money laundering requirements.  We are in the process of enhancing our BSA compliance program with additional controls based on our risk assessment. Although we are not yet able to determine the extent of any potential losses related to our compliance program, we do not feel that non-compliance will have a material impact upon the Company.

Unclaimed Property Contingencies

The Company has been informed by the Louisiana Department of Treasury, Arkansas Auditor of State and the Texas State Comptroller, that they authorized an audit of Citizens, Inc. and its affiliates for compliance with unclaimed property laws. This audit is being conducted by Verus Financial LLC on behalf of the states.

The external audit may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company's procedures for the identification and escheatment of

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2016
(Unaudited)

abandoned property.  The Company believes additional escheatment of funds in Arkansas or Texas will not be material to our financial condition or results. However, additional escheatment of funds in Louisiana, which may subsequently be deemed abandoned under the Louisiana Department of Treasury’s audit, could be material for SPLIC if the Louisiana Department of Treasury chooses to disregard recent unclaimed property litigation in favor of the insurance industry. At this time, the Company is not able to estimate any of these possible amounts.

Litigation

From time to time we are subject to legal and regulatory actions relating to our business. We defend all claims vigorously.  As a result, we incur defense costs, including attorneys' fees, other direct litigation costs and the expenditure of management time that otherwise would be devoted to our business.

(8) Income Taxes

The effective tax rate was 42.9% and (128.4)% for the three months and 222.6% and (205.1)% for the six months ended June 30, 2016 and 2015, respectively. Additionally there is $1.0 million and $0.7 million of tax expense recorded related to an uncertain tax position in the six months ended June 30, 2016 and June 30, 2015, respectively. In most periods where our effective tax rate is lower than the statutory tax rate of 35%, the difference, absent tax consequences of our 7702/72(s) issues, is primarily due to tax-exempt state and local bond income.

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

(10) Related Party Transactions

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions.  There were no changes related to these relationships during the six months ended June 30, 2016.  In June 2015 CICA made a $1 million cash capital contribution to CNLIC. See our Annual Report on Form 10-K as of December 31, 2015 for a comprehensive discussion of related party transactions.

Citizens, Inc. purchased Class A common shares in June 2016 that were held by CTI at market value as of the transaction date, which approximated $0.8 million. The transaction was eliminated for financial reporting purposes in accordance with consolidation accounting, but generated tax expense for the quarter ended June 30, 2016 totaling approximately $0.3 million.

During the second quarter of 2016, it was discovered that an ex officer of the Company, while serving as an officer, created an interest bearing deposit account associated with a company-issued life insurance policy using an interest rate in excess of normal Company limits.  The excess interest was returned in the second quarter of 2016 and the ex-officer retired from the Company in all capacities at that time.  The excess interest was an immaterial amount that had no material impact on the Company’s financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

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

•	Results of litigation we may be involved in;

•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company's products or services;

•	Our concentration of business from persons residing in Latin America and the Pacific Rim;

•	Changes in tax laws;

•	Effects of acquisitions and restructuring, including possible difficulties in integrating and realizing the projected results of acquisitions;

•	Changes in statutory or U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), policies or practices;

•	Our success at managing risks involved in the foregoing;

•	The risk factors discussed in "Part II. - Item 1A - Risk Factors." of this report; and

•	Changes in leadership among our board and senior management team.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

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

Overview

Citizens is an insurance holding company serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975.  Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  As of June 30, 2016, we had approximately $1.5 billion of total assets and approximately $4.5 billion of insurance in force.  Our core insurance operations include issuing and servicing:

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

Recent Developments

See Strategic Initiatives below for initiatives the Company began in 2015, which continue to be the main areas of focus for the executive management team in 2016.

On June 8, 2016, the Company's Board of Directors (the “Board”) appointed independent Board member Dr. Robert Sloan, as non-executive Chairman. Dr. Sloan succeeds Rick Riley who became Chairman of the Board in June 2015. Kay Osbourn, Citizens’ President at that time and former Chief Financial Officer, was also unanimously appointed by the Board as interim CEO.

On June 24, 2016, Rick D. Riley announced his retirement as a Citizens, Inc. employee and his resignation from the Citizens, Inc. Board.

On July 14, 2016, independent director Dr. Terry Maness was elected Chairman of the Audit Committee (the “Audit Committee”) of the Board by the other members of the Audit Committee, succeeding Tim Timmerman. Effective July 14, 2016, Tim Timmerman resigned as a director and Chairman of the Audit Committee. Dr. Maness also serves as the qualified “audit committee financial expert,” as that term is defined by the Securities and Exchange Commission, and will continue to serve on the Company’s Compensation Committee and Nominating and Corporate Governance Committee.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

Strategic Initiatives

The Company's Board of Directors and executive management team are currently assessing the Company's business model and business strategies with the assistance and support of external consultants and advisors. Specifically, we are evaluating certain elements and assumptions underlying the Company's historical business model to consider potential changes to align with our risk profile, the current economic and regulatory environment and sustainable business objectives. Incorporated in our business model review are analyses of (1) our products and profitability; (2) a potential restructuring of our international business and operations; (3) potential upgrades to our technology systems and operations with a strategic focus on our future business needs and cyber risk; and (4) potential additions to our executive management structure, personnel needs and compensation incentives.

A prolonged low interest rate period has forced us to revisit the benefits and dividends included under many policies offered internationally.  In many cases, policyholders stand to benefit from significantly higher guarantees and dividends than the financial markets might otherwise offer.  As such, the Company has responded to cut discretionary dividends on existing policies and revisit the structure of new policies sold internationally to better reflect the prolonged low interest rate environment that we face.

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

Current Financial Highlights

Financial highlights for the three and six month period ended June 30, 2016, compared to the same periods in 2015 were:

•
Insurance premiums increased slightly for the three and six month periods ended June 30, 2016 to $49.0 million and $93.4 million from $48.5 million and $93.0 million for the corresponding periods in 2015, an increase of 1.1% and 0.5% driven primarily by an increase in renewal premiums, somewhat offset by a decrease in first year premiums in both our life insurance and home service segments.

•
Net investment income increased 7.1% and 6.6% for the three and six month periods ended June 30, 2016, compared to the corresponding periods in 2015.  The average yield on the consolidated portfolio as of the six months ended June 30, 2016 increased to an annualized rate of 4.31% up from 4.25% for the same period in 2015.

•
Other-than-temporary impairments were recorded for the three and six month periods ended June 30, 2016 totaling $0.4 million and $2.3 million related to mutual fund impairments in the second quarter of 2016 and one available-for-sale fixed maturity security impairment in the first quarter of 2016.

•
Claims and surrenders expense increased 9.0% and 3.4% for the three and six months ended 2016 compared to 2015 as surrender benefits increased in both periods in the life segment and death benefits reported in both insurance segments decreased year to date in the current year compared to 2015 levels.

•
The change in reserves decreased in both the three and six month periods ended June 30, 2016 compared to the corresponding periods in 2015, primarily as a result of the increase in surrenders in both periods, while premiums remained relatively flat.

•
General expenses decreased 18.0% and 0.6% for the three and six months ended June 30, 2016, respectively. The decrease for the three month period is primarily due to the $2.5 million expense recorded in the second quarter of 2015 related to our 72(s) tax compliance issue.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

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

	Six Months Ended June 30,
	2016			2015
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$156,783,055	2,788	$56,235	$168,032,030	3,070	$54,734
Home Service	95,113,712	14,400	6,605	99,799,857	14,580	6,844

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

Note:  All discussions below compare or state results for the three and six-month periods ended June 30, 2016 compared to the three and six-month periods ended June 30, 2015.

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

Revenues

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Revenues:
Premiums:
Life insurance	$47,351	46,748	90,124	89,647
Accident and health insurance	395	421	785	796
Property insurance	1,261	1,291	2,537	2,583
Net investment income	12,000	11,201	23,731	22,270
Realized investment losses, net	(26)	(8)	(1,822)	(79)
Other income	256	426	407	722
Total revenues	$61,237	60,079	115,762	115,939

Premium Income.  Premium income derived from life, accident and health, and property insurance sales increased 1.1% and 0.5% for the three and six month periods ended June 30, 2016 compared to the same periods ended June 30, 2015. The increase is generated primarily from an increase in renewal premium, somewhat offset by an decrease in first year premium.
Net investment income performance is summarized as follows.

	June 30,	December 31,	June 30,
	2016	2015	2015
	(In thousands, except for %)
Net investment income, annualized	$47,463	45,782	44,540
Average invested assets, at amortized cost	1,101,388	1,045,736	1,049,038
Annualized yield on average invested assets	4.31%	4.38%	4.25%

The annualized yield has remained relatively consistent as a change in portfolio mix has mitigated the impact of reinvestment in the current low rate environment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

Investment income from debt securities accounted for approximately 87.2% of total investment income for the six months ended June 30, 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Gross investment income:
Fixed maturity securities	$10,827	9,814	21,448	19,577
Equity securities	264	671	388	1,267
Mortgage loans	8	9	17	18
Policy loans	1,285	1,113	2,550	2,230
Long-term investments	101	73	152	147
Other investment income	19	28	30	34
Total investment income	12,504	11,708	24,585	23,273
Investment expenses	(504)	(507)	(854)	(1,003)
Net investment income	$12,000	11,201	23,731	22,270

The consolidated invested asset portfolio has increased approximately 9.1% from year end 2015 to June 30, 2016 with, primarily, investments in the fixed maturity securities portfolio accounting for the most significant increase in investment income. Bond mutual funds are the primary source of dividend income in the equity securities holdings. The decrease in equity securities investment income was due to sales of a portion of the bond mutual funds at the end of 2015. In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase to investment income.

Realized Investment Losses, Net.  Other-than-temporary impairments were recorded for the three and six month periods ended June 30, 2016 totaling $0.4 million and $2.3 million, related to mutual fund impairments in the second quarter and impairment of one available-for-sale fixed maturity in the first quarter of 2016. Absent the impairments, the net gains generated for the three and six months ended 2015 were due to gains on issuer calls.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

Benefits and Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$20,969	19,240	39,974	38,643
Increase in future policy benefit reserves	17,675	19,760	33,665	37,058
Policyholders' dividends	1,816	2,540	3,365	4,849
Total insurance benefits paid or provided	40,460	41,540	77,004	80,550
Commissions	10,777	10,805	20,245	20,664
Other general expenses	8,566	10,445	17,884	17,996
Capitalization of deferred policy acquisition costs	(8,103)	(8,036)	(14,367)	(14,892)
Amortization of deferred policy acquisition costs	6,827	5,647	13,535	10,946
Amortization of cost of customer relationships acquired	402	516	947	1,163
Total benefits and expenses	$58,929	60,917	115,248	116,427

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Death claims	$6,007	5,844	11,980	13,006
Surrender benefits	9,003	7,709	16,944	14,911
Endowment benefits	3,976	4,200	7,692	7,985
Matured endowments	819	301	1,029	585
Property claims	434	496	884	785
Accident and health benefits	72	98	169	175
Other policy benefits	658	592	1,276	1,196
Total claims and surrenders	$20,969	19,240	39,974	38,643

•
Death claims increased 2.8% and decreased 7.9% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. We experienced favorable claims development in the six months ended June 30, 2016 for both the life and home service segments. Mortality experience is closely monitored by the Company and the activity is within expected levels.

•
Surrenders increased 16.8% and 13.6% in the current three and six month periods, compared to 2015 primarily due to activity in the life segment. This increased surrender activity is in the earlier durations (years 1-15), which still have surrender charges. It appears there may be ex associates and potentially certain current associates that are moving business to other insurance carriers. The Company is looking into this.

Increase in Future Policy Benefit Reserves.  The decrease in the change in future policy benefit reserves for the three and six months ended June 30, 2016, compared to the same periods in 2015, is primarily due to the increase in surrenders noted above.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

Policyholder Dividends.  The majority of our international policies are participating, and at the time the products were developed, an assumed dividend scale was factored into the guaranteed premium rates charged.  Premium rates are guaranteed at issue, but dividends are not. As our current and anticipated investment results have worsened relative to the assumptions underlying the original dividend scale development, dividend scales were reduced in 2016 in order to improve profitability as the policies mature. This dividend action affected some policies immediately, and will affect all policies in the future relative to the original dividend scales. Thus, we experienced a decrease in policyholder dividend expense in the current period and we expect dividend expense to continue to decrease as this block of insurance becomes more seasoned.  Should investment experience improve significantly in the future, dividends may be increased as a result.

Commissions.  Commission expense is directly related to new and renewal insurance premium fluctuations and production levels. Commission expense for the three and six months ended June 30, 2016 fluctuated directly in relation to the decrease of first year and increase of renewal premiums in the life segment compared to premium levels for the three and six months ended June 30, 2015.  First year commissions are higher than renewal commissions, so the decrease in first year premium has a larger overall impact on commissions, which is shown above in the decrease in commission expense.

Other General Expenses. Expenses decreased for the three and six months ended June 30, 2016 due to:

•	$2.5 million of costs associated with the 72(s) tax compliance issues recorded in the second quarter of 2015, which is the driver of the quarter-to-quarter fluctuation

•
On a year-to-date basis, expenses were down slightly as we had $2.5 million of 72(s) expense in 2015, somewhat offset by higher first half 2016 consulting costs primarily related to our tax compliance issues and $0.7 million of additional audit-related costs in the first quarter of 2016.

Capitalized and Amortized Deferred Policy Acquisition Costs.  Costs capitalized under current accounting guidance include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  The fluctuation in capitalized deferred policy acquisition costs tracks closely with the fluctuation of commissions, the largest component of capitalized costs.

Amortization for the three and six months ended June 30, 2016, increased compared to the same periods in 2015, primarily due to the higher early duration elections to convert to reduced paid up ("RPU") or extended term insurance ("ETI") in 2016. There are higher deferred acquisition costs associated with early duration conversions to RPU or ETI, which, when converted, increases amortization expense. Amortization of deferred policy acquisition costs is impacted by persistency and may fluctuate from year to year.

Federal Income Tax. The effective tax rate was 42.9% and (128.4)% for the three months and 222.6% and (205.1)% for the six months ended June 30, 2016 and 2015, respectively. Additionally there is $1.0 million and $0.7 million of tax expense related to an uncertain tax position in the six months ended June 30, 2016 and June 30, 2015, respectively. Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes.  See Note 8 - Income Taxes in the consolidated financial statements for further discussion.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

Segment Operations

The Company has three reportable segments:  Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises.  These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance of its segments based on net income or loss before income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Life Insurance	$1,895	(557)	1,088	(772)
Home Service Insurance	993	216	654	935
Other Non-Insurance Enterprises	(580)	(497)	(1,228)	(651)
Total	$2,308	(838)	514	(488)

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
June 30, 2016

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

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Country
Venezuela	$7,826	8,214	14,857	15,434
Colombia	7,396	7,198	13,367	13,274
Taiwan	4,202	4,015	8,814	8,496
Ecuador	3,908	4,124	7,245	7,667
Argentina	2,571	2,466	4,390	4,388
Other Non-U.S.	10,178	9,492	19,193	17,821
Total	$36,081	35,509	67,866	67,080

We generally see increased sales from our top producing countries as noted above, although Venezuela is down from the prior year, presumably from the turmoil in the country. Our international business and premium collections could be impacted by future changes relative to laws, regulations or economic events in the countries from which we accept applications as well as, by marketing or operational changes made by the Company.

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
June 30, 2016

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
State
Texas	$570	643	1,101	1,226
Indiana	330	366	628	718
Florida	99	126	236	261
Missouri	111	116	227	221
Kentucky	93	105	192	226
Other States	420	464	861	925
Total	$1,623	1,820	3,245	3,577

A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business.  We have ceded the majority of our accident and health insurance business to an unaffiliated insurance company under a coinsurance agreement.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

The results of operations for the life insurance segment for the periods indicated are as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
Premiums	$37,111	36,707	69,959	69,686
Net investment income	8,107	7,387	16,061	14,618
Realized investment gains (losses), net	208	(2)	(660)	(58)
Other income	256	160	371	374
Total revenue	45,682	44,252	85,731	84,620
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	15,157	13,465	28,621	27,025
Increase in future policy benefit reserves	16,319	18,490	31,163	34,627
Policyholders' dividends	1,802	2,527	3,338	4,822
Total insurance benefits paid or provided	33,278	34,482	63,122	66,474
Commissions	6,768	6,815	12,571	12,841
Other general expenses	4,041	4,872	8,125	8,031
Capitalization of deferred policy acquisition costs	(6,492)	(6,423)	(11,418)	(11,766)
Amortization of deferred policy acquisition costs	6,062	4,941	11,943	9,490
Amortization of cost of customer relationships acquired	130	122	300	322
Total benefits and expenses	43,787	44,809	84,643	85,392
Income (loss) before income tax expense	$1,895	(557)	1,088	(772)

Premiums.  Premium revenues increased for the three and six month periods ended June 30, 2016, compared to the same periods in 2015, due primarily to higher renewal business showing strong persistency as this block of insurance ages, somewhat offset by lower new international business. First year premium revenues for the six months ended June 30, 2016, reflected sales internationally with endowment to age sixty-five and the twenty-year endowment products continuing as the top performers in the current year. Endowment sales sold to our international clients represented approximately 80.4% and 82.8% of total new first year premium for the three and six months ended June 30, 2016, respectively.

Life insurance premium breakout is detailed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Premiums:
First year	$4,788	5,163	8,759	9,554
Renewal	32,323	31,544	61,200	60,132
Total premiums	$37,111	36,707	69,959	69,686

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

Net Investment Income.  Net investment income increased primarily due to the growth in average invested assets.

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2016	2015	2015
	(In thousands, except for %)
Net investment income, annualized	$32,122	30,206	29,237
Average invested assets, at amortized cost	740,441	684,590	684,485
Annualized yield on average invested assets	4.34%	4.41%	4.27%

Realized Investment Losses, Net.  Other-than-temporary impairments were recorded for the six month period ended June 30, 2016 totaling $1.0 million related to one available-for-sale fixed maturity impairment in the first quarter of 2016. Absent the impairments, net gains for the three and six months ended 2015 were due to gains on issuer calls.

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations, other than surrender activity as described below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Death claims	$1,529	1,351	3,259	3,876
Surrender benefits	8,228	7,095	15,462	13,518
Endowment benefits	3,974	4,196	7,684	7,977
Matured endowments	679	168	771	336
Accident and health benefits	94	67	178	132
Other policy benefits	653	588	1,267	1,186
Total claims and surrenders	$15,157	13,465	28,621	27,025

•
Death claims expense was unfavorable for the three months ended and favorable for the six months ended June 30, 2016, based upon reported claims. Death claims had an unusual spike in the first three months of 2015, but returned to more normal levels in subsequent quarters as can be seen in year to date numbers above. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
Surrenders increased in the three and six month periods ended June 30, 2016 by 16.0% and 14.4%, compared to 2015. This increased surrender activity is in the earlier durations (years 1-15), which still have surrender charges. It appears there may be ex associates and potentially certain current associates that are moving business to other carriers. The Company is looking into this.

•
Endowment benefit expense primarily results from the election by policyholders of a product feature providing an annual guaranteed benefit.  This is a fixed benefit over the life of the contract, thus this expense will increase with new sales and improved persistency.

Increase in Future Policy Benefit Reserves.   Policy benefit reserves decreased for the three and six months ended June 30, 2016 compared to the same periods in 2015, primarily due to the increase in surrenders noted above.

Commissions.  Commission expense decreased for the three and six months ended June 30, 2016, compared to the same periods in 2015.  This expense fluctuates directly with new premium revenues and commission rates paid are higher on first year premium sales, which were down for the three and six months ended June 30, 2016, compared to the same periods in 2015.  Renewal premiums for the three and six months, for which we pay commissions at lower rates, were up from the prior year.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

Other General Expenses.  These expenses are allocated by segment, based upon an annual expense study performed by the Company. General expenses are down for the quarter as we recorded $1.9 million of costs associated with the 72(s) tax compliance issue in the second quarter of 2015. On a year-to-date basis, expenses were up slightly due to higher 2016 expense from higher consulting costs primarily related to our tax compliance issues and $0.7 million of additional audit-related costs in the first quarter of 2016.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs generally fluctuate in direct relation to commissions, based upon first year and renewal premiums and related commissions paid compared to 2015.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three and six months ended June 30, 2016 increased primarily due to the higher early duration elections to convert to reduced paid up ("RPU") or extended term insurance ("ETI") in 2016. There are higher deferred acquisition costs associated with early duration conversions to RPU or ETI, which, when converted, increases amortization expense.

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
State
Louisiana	$10,732	10,675	21,318	21,269
Mississippi	764	673	1,370	1,300
Arkansas	387	422	793	810
Other States	225	209	442	428
Total	$12,108	11,979	23,923	23,807

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

The results of operations for the home service insurance segment for the periods indicated are as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
Premiums	$11,896	11,753	23,487	23,340
Net investment income	3,505	3,441	6,919	6,905
Realized investment losses, net	(234)	(6)	(1,162)	(21)
Other income	—	22	3	70
Total revenue	15,167	15,210	29,247	30,294
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,812	5,775	11,353	11,618
Increase in future policy benefit reserves	1,356	1,270	2,502	2,431
Policyholders' dividends	14	13	27	27
Total insurance benefits paid or provided	7,182	7,058	13,882	14,076
Commissions	4,009	3,990	7,674	7,823
Other general expenses	3,557	4,459	7,747	8,289
Capitalization of deferred policy acquisition costs	(1,611)	(1,613)	(2,949)	(3,126)
Amortization of deferred policy acquisition costs	765	706	1,592	1,456
Amortization of cost of customer relationships acquired	272	394	647	841
Total benefits and expenses	14,174	14,994	28,593	29,359
Income before income tax expense	$993	216	654	935

Premiums.  Premiums were up slightly for the three and six month periods ended June 30, 2016, compared to 2015, as first year premiums were down slightly, while renewal premiums were up slightly more.

Net Investment Income.  Net investment income for our home service insurance segment was as follows.

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2016	2015	2015
	(In thousands, except for %)
Net investment income, annualized	$13,838	14,063	13,810
Average invested assets, at amortized cost	299,453	300,174	303,342
Annualized yield on average invested assets	4.62%	4.68%	4.55%

Realized Investment Losses, Net.  Other-than-temporary impairments were recorded for the three and six month periods ended June 30, 2016 of $0.4 million and $1.3 million, respectively, related to mutual fund impairments in the second quarter of 2016 and one available-for-sale fixed maturity impairment in the first quarter of 2016. Absent the impairments, net gains for the three and six months ended 2015 were due to gains on issuer calls.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

Claims and Surrenders.  Claims and surrenders decreased for the three and six months ended June 30, 2016, compared to the same periods in 2015, based upon reported claims compared to the prior year, but were within expected ranges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Death claims	$4,479	4,491	8,722	9,129
Surrender benefits	774	614	1,481	1,394
Endowment benefits	3	4	8	8
Matured endowments	140	133	258	249
Property claims	434	496	884	785
Accident and health benefits	(22)	31	(9)	43
Other policy benefits	4	6	9	10
Total claims and surrenders	$5,812	5,775	11,353	11,618

•
Death claims expense fluctuates based upon reported claims. We experienced a lower number of reported claims in the six months ended June 30, 2016. Mortality experience is closely monitored by the Company as a key performance indicator and amounts were within expected levels.

•
Surrender benefits increased for the three and six months ended in 2016, compared to the same periods in 2015. Management is not aware of any unusual surrender activity, but will continue to monitor for any developing trends.

•	Property claims increased 12.6 % for the six months ended June 30, 2016 as we experienced more weather-related claims in 2016.

Increase in Future Policy Benefit Reserves.  The Company recorded relatively flat future policy benefit reserves for the three and six months ended June 30, 2016, compared to the corresponding periods in 2015.

Commissions.  Commission expense fluctuated for the three and six months ended June 30, 2016, compared to the same periods in 2015 consistent with the first year and renewal premium collections.

Other General Expenses.  Expenses are allocated by segment based upon an annual expense study performed by the Company and decreased between 2016 and 2015 due primarily to $0.6 of expense recorded related to our 72(s) tax compliance issue booked in the second quarter of 2015.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs decreased for the six months ended June 30, 2016, as commission expense decreased during the period.  DAC capitalization is directly correlated to fluctuations in new business and commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three and six months ended June 30, 2016 increased compared to the corresponding periods in 2015, as this segment experienced persistency changes compared to the prior year, which resulted in higher amortization.

Other Non-Insurance Enterprises
This segment represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP. The segment loss reported for the three and six months of 2016 and 2015 is typical since the elimination of intercompany revenue is its primary source of revenue.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

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

	June 30, 2016		December 31, 2015
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Marketable debt securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$24,148	2.0	$35,382	3.0
States and political subdivisions	776,409	62.6	719,825	61.5
Corporate	288,166	23.2	237,248	20.3
Mortgage-backed (1)	2,781	0.2	3,015	0.2
Foreign governments	134	—	131	—
Short-term investments	521	—	251	—
Total marketable debt securities	1,092,159	88.0	995,852	85.0
Cash and cash equivalents	52,937	4.3	82,827	7.1
Other investments:
Policy loans	63,157	5.1	60,166	5.1
Equity securities	23,234	1.9	23,438	2.0
Mortgage loans	468	0.1	594	0.1
Real estate	7,869	0.6	7,956	0.7
Other long-term investments	75	—	75	—
Total cash, cash equivalents and investments	$1,239,899	100.0	$1,170,908	100.0
(1) Includes $2.4 million and $2.6 million of U.S. Government-sponsored enterprises at June 30, 2016, and December 31, 2015, respectively.

Cash and cash equivalents decreased as of June 30, 2016 due to timing of cash inflows and investment of excess cash at the end of 2015 into marketable securities in the first half of 2016. Cash was high at the end of 2015, due to proceeds from sales of certain mutual funds late in the year.

The held-to-maturity portfolio as of June 30, 2016 represented 23.5% of the total fixed maturity securities owned based upon carrying values, with the remaining 76.5% classified as available-for-sale. Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$87,321	8.0	$76,026	7.6
AA	530,291	48.6	497,781	50.0
A	260,931	23.9	247,381	24.9
BBB	183,332	16.8	148,656	14.9
BB and other	29,763	2.7	25,757	2.6
Totals	$1,091,638	100.0	$995,601	100.0

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

The Company has no direct sovereign European debt exposure as of June 30, 2016.  We do have indirect exposure in one bond mutual fund holding, but the amount is deemed immaterial to the current investment holdings and consolidated financials.

As of June 30, 2016, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipals shown including third party guarantees

	June 30, 2016
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$58,414	54,598	24,649	23,343	—	—	83,063	77,941	10.4
AA	167,306	158,645	293,544	278,098	21,968	20,491	482,818	457,234	61.2
A	23,849	23,020	152,829	143,599	10,796	9,901	187,474	176,520	23.6
BBB	8,460	8,768	23,202	21,463	591	571	32,253	30,802	4.1
BB and other	3,541	4,296	872	841	—	—	4,413	5,137	0.7
Total	$261,570	249,327	495,096	467,344	33,355	30,963	790,021	747,634	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

Municipals shown excluding third party guarantees

	June 30, 2016
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$31,313	30,357	4,505	4,423	—	—	35,818	34,780	4.7
AA	125,575	118,359	260,195	245,847	21,398	19,932	407,168	384,138	51.3
A	40,152	37,816	143,683	135,471	9,657	8,835	193,492	182,122	24.4
BBB	14,519	14,522	27,802	25,819	—	—	42,321	40,341	5.4
BB and other	50,011	48,273	58,911	55,784	2,300	2,196	111,222	106,253	14.2
Total	$261,570	249,327	495,096	467,344	33,355	30,963	790,021	747,634	100.0

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as noted in the table below.

	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)
Utilities	$168,746	158,238	21.4

Education	107,520	100,744	13.6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

The tables below represent the Company's exposure of municipal holdings in Louisiana, Texas and Florida, the three states with the largest municipal holdings as of June 30, 2016.

	June 30, 2016
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Louisiana securities including third party guarantees
AA	$7,357	7,167	20,582	19,287	—	—	27,939	26,454
A	6,960	6,627	8,661	8,304	—	—	15,621	14,931
BBB	—	—	386	384	—	—	386	384
BB and other	—	—	363	357	—	—	363	357
Total	$14,317	13,794	29,992	28,332	—	—	44,309	42,126
Louisiana securities excluding third party guarantees
AA	$7,996	7,614	18,670	17,610	—	—	26,666	25,224
A	5,800	5,655	7,700	7,368	—	—	13,500	13,023
BBB	—	—	1,148	1,044	—	—	1,148	1,044
BB and other	521	525	2,474	2,310	—	—	2,995	2,835
Total	$14,317	13,794	29,992	28,332	—	—	44,309	42,126
Texas securities including third party guarantees
AAA	$56,230	52,559	16,412	15,387	—	—	72,642	67,946
AA	61,049	58,787	30,991	29,538	—	—	92,040	88,325
A	1,218	1,214	17,801	16,640	—	—	19,019	17,854
BBB	—		9,828	9,180	—	—	9,828	9,180
BB and other	544	537	—	—	—	—	544	537
Total	$119,041	113,097	75,032	70,745	—	—	194,073	183,842
Texas securities excluding third party guarantees
AAA	$30,286	29,354	1,566	1,550	—	—	31,852	30,904
AA	64,182	60,321	35,071	33,080	—	—	99,253	93,401
A	6,617	6,182	21,595	20,263	—	—	28,212	26,445
BBB	2,914	2,744	8,119	7,385	—	—	11,033	10,129
BB and other	15,042	14,496	8,681	8,467	—	—	23,723	22,963
Total	$119,041	113,097	75,032	70,745	—	—	194,073	183,842

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

	June 30, 2016
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Florida securities including third party guarantees
AAA	$555	522	3,879	3,671	—	—	4,434	4,193
AA	—	—	60,769	58,210	4,036	3,989	64,805	62,199
A	—	—	12,115	11,234	10,796	9,901	22,911	21,135
BB and other	—	—	509	484	—	—	509	484
Total	$555	522	77,272	73,599	14,832	13,890	92,659	88,011

Florida securities excluding third party guarantees
AAA	$—	$—	1,096	1,052	—	—	1,096	1,052
AA	555	522	41,971	40,206	3,466	3,431	45,992	44,159
A	—	—	29,962	28,302	9,656	8,835	39,618	37,137
BB and other	—	—	4,243	4,039	1,710	1,624	5,953	5,663
Total	$555	522	77,272	73,599	14,832	13,890	92,659	88,011

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state. At June 30, 2016, total holdings of municipal securities in Texas represented 24.6% of all municipal holdings based upon fair value. The Company also holds 11.7% of its municipal holdings in Florida issuers. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of June 30, 2016. The next largest municipal holdings are in Louisiana, which the Company holds 5.6% of its municipal holdings.

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
June 30, 2016

recognized in earnings becomes the new amortized cost basis of the investment.  The new amortized cost basis is not adjusted for subsequent recoveries in fair value.

The Company recognized an other-than-temporary impairment of $0.4 million and $2.3 million for the three and six months ended June 30, 2016, respectively. No other-than-temporary impairments were recognized for the three and six months ended June 30, 2015.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.

Liquidity requirements of the Company are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments to provide cash flow and did not do so during the first six months of 2016.  Our investments as of June 30, 2016, consist of 70.4% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations historically have been sufficient to meet current needs.  Cash flows from operating activities were $43.0 million and $39.8 million for the six months ended June 30, 2016 and 2015, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investing activities totaled $74.2 million and $54.1 million for the six months ended June 30, 2016 and 2015, respectively. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

In 2015, we determined that a portion of the life insurance and annuity policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. As a result, we have established a liability reserve of $14.9 million, net of tax for probable liabilities and expenses associated with this tax compliance matter, which represents management’s estimate and we have disclosed an estimated range related to probable liabilities and expenses of $7.0 million to $43.8 million, net of tax. This estimate and range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of taxable benefits under non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses.

This tax compliance issue impacts our policyholders and their tax liabilities relative to these products that fail 7702 and 72(s) for those that will not be remediated. The exposure related to future sales or products in force is unknown at this time. Policyholders

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

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

All insurance subsidiaries were above the RBC minimums at June 30, 2016.

Contractual Obligations and Off-balance Sheet Arrangements

There have been no material changes in contractual obligations from those reported in the Company's Form 10-K for the year ended December 31, 2015.  The Company does not have off-balance sheet arrangements at June 30, 2016.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three and six months ended June 30, 2016 and 2015. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

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

The following table summarizes net unrealized gains and losses as of the dates indicated.

	June 30, 2016			December 31, 2015
	Amortized Cost	Fair Value	Net Unrealized Gains(Losses)	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(In thousands)
Fixed maturities, available-for-sale	$784,934	835,473	50,539	714,137	735,648	21,511
Fixed maturities, held-to-maturity	$256,165	270,051	13,886	259,953	264,966	5,013
Total fixed maturities	$1,041,099	1,105,524	64,425	974,090	1,000,614	26,524
Total equity securities	$22,729	23,234	505	23,727	23,438	(289)

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 92.0% of our investment portfolio based on carrying value as of June 30, 2016.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturity investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of June 30, 2016 were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond decreased to 1.5% during the quarter ended June 30, 2016, from 2.3% at December 31, 2015.  Net unrealized gains on fixed maturity securities totaled $64.4 million at June 30, 2016, compared to $26.5 million at December 31, 2015.

The fixed maturity portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments classified as trading instruments.  Approximately 75.6% of fixed maturities were held in available-for-sale and 24.4% in held-to-maturity based upon fair value at June 30, 2016.  At June 30, 2016 and

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

December 31, 2015, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 2.0% of our total investments at June 30, 2016, with 93.0% invested in diversified equity and bond mutual funds.  We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

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

During the three months ended June 30, 2016, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company is in the process of remediating the material weakness identified as an ineffective management review control as it pertains to our tax review of external tax experts' complex documentation as of December 31, 2015.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

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

The majority of our direct premiums, approximately 71% for the first six months of 2016 and 2015, are from foreign countries, primarily those in Latin America and the Pacific Rim.  These sales are made through independent consultants who are located in these foreign countries. Many of these countries have a history of political instability, including regime changes, political uprisings, currency fluctuations and anti-democratic or anti-U.S. policies. There is a risk that political instability in these countries could have a material adverse effect on the ability of people living in these countries to purchase our insurance policies or our ability to sell our policies in those countries through our independent consultants or otherwise. The Company’s future sales and financial results depend upon avoiding significant regulatory interruptions in receiving insurance policy applications and premiums from, and issuing insurance policies to, residents outside of the United States.

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

We previously announced that we determined that a portion of the life and annuity insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. To the extent that these policies had unreported income build-up, we may be liable to the IRS for failure to withhold taxes or to notify policyholders of their obligation to pay taxes directly to the IRS. We have undertaken an analysis of our potential liability to the IRS arising from this matter, as well as other expenses we may incur to remediate (i.e., conform to the requirements of the IRS) certain previously issued domestic life insurance and annuity policies and to address any missed reporting for policies issued to non-U.S. citizens and have established a best estimate reserve of $14.9 million, net of tax as of June 30, 2016 for probable liabilities and expenses. We estimate the range of those probable liabilities and expenses to be $7.0 million to $43.8 million, net of tax. This estimated range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of taxable benefits under non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved by the Company is insufficient to meet the actual amount of our liability and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operation may be materially adversely affected.

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

Economic uncertainty has recently been exacerbated by the increased potential for default by one or more European sovereign debt issuers, the potential partial or complete dissolution of the Eurozone and its common currency, Brexit and the negative impact of such events on global financial institutions and capital markets generally.  Actions or inactions of European governments may impact these actual or perceived risks. Future actions or inactions of the United States government, including a shutdown of the

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets.

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

In particular, at June 30, 2016, fixed maturities represented $1,091.6 million or 92.0% of our total investments of $1,187.0 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows resulting from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our consolidated financial statements, as a large portion of our fixed maturities are classified as available-for- sale, with changes in fair value reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. Although at June 30, 2016, approximately 97.3% of our fixed maturities were investment grade with 80.5% rated A or above, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst-case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net income.

Fixed maturity and equity securities classified as available-for-sale are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from our net income.  Our total gross unrealized losses on our available-for-sale securities portfolio at June 30, 2016 were $2.8 million.  The accumulated change in estimated fair value of these securities is recognized in net income when the gain or loss is realized upon sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken.  Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

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

At June 30, 2016, we had $165.9 million of deferred policy acquisition costs, or DAC.  DAC represents costs that vary with and are primarily related to the successful sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies.  These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.  Under U.S. GAAP, DAC is generally amortized to income over the lives of the underlying policies, in relation to the premium-paying period of the policies.

In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies.  This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies.  At June 30, 2016, we had $20.2 million of CCRA.  We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

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
June 30, 2016

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

Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition.  Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the "reporting unit" level, which is either an operating segment or a business that is one level below the operating segment.  Goodwill is impaired if its carrying value exceeds its implied fair value.  This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units.  If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition.  Goodwill in our consolidated financial statements was $17.3 million as of June 30, 2016.

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
June 30, 2016

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

In 2015, we reinsured $516.9 million of face amount of our life insurance policies.  Amounts reinsured in 2015 represented 10.4% of the face amount of direct life insurance in force in that year.  Although the cost of reinsurance is, in some cases, reflected in premium rates, under certain reinsurance agreements, the reinsurer may increase the rate it charges us for reinsurance.  If our cost of reinsurance were to increase, we might not be able to recover these increased costs, and our results of operations and financial condition could be materially adversely affected.  See Note 5 to the Company's Consolidated Financial Statements for the period ended December 31, 2015.

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
June 30, 2016

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

Changes among our board and senior management team, or the failure to fill key vacancies or effectively manage succession, could hinder our operations, marketing and business strategy and adversely impact our results of operations, financial condition or prospects.

Since June 2015, our board and executive leadership have undergone significant changes, including: the retirement of our founder, who was our initial Chairman and Chief Executive Officer; the retirement of the founder’s son, who was the successor as Chairman and Chief Executive Officer; and the resignation of a long serving board member and Audit Committee Chairman. These changes led to searches for other key executive roles. The effectiveness of new leaders in these roles, and further transition as a result of these changes, could have a significant impact on our results of operations. Subsequent to the retirement and resignation of Rick D. Riley on June 24, 2016, we rely on our senior executive team comprised of Interim Chief Executive Officer and President, Kay E. Osbourn (age 49), Chief Financial Officer and Treasurer, David S. Jorgensen (age 52) and Chief Legal Officer, Geoffrey M. Kolander (age 40) to develop and execute our operating and marketing plans and strategy for expanding our business.  We anticipate that their expertise will continue to be of substantial value in connection with our business and compliance strategies.  The loss of the services of any of these individuals, or the failure to effectively manage succession or fill key vacancies such as our Chief Actuary position for an extended period of time, could have a significant adverse effect on our business and prospects.  Due to our historical compensation philosophy that has focused primarily on cash compensation and excluded equity-based incentive

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

compensation, employment agreements, change of control agreements or other compensation components of similar publicly traded companies, we face risk that we may limit our ability to retain and effectively incentivize our key executives and our ability to attract directors and new executive talent in the competitive insurance industry. Further, we do not carry key-man insurance policies on any of their lives.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

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
June 30, 2016

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
June 30, 2016

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
June 30, 2016

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2016

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	The following exhibits are filed herewith:
3.1	Restated and Amended Articles of Incorporation (a)

3.2	Amended and Restated Bylaws dated June 7, 2016 (b)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (c)

11	Statement re: Computation of per share earnings (see financial statements)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
__________________

* Filed herewith.
(a) Filed on March 15, 2004 with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.
(b) Filed on June 10, 2016 with the Registrants' Current Report on Form 8-K and incorporated herein by reference.
(c) Filed on July 15, 2004, with the Registrant's Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Interim CEO & President

		By:	/s/ David S. Jorgensen
David S. Jorgensen
Vice President, Chief Financial Officer and Treasurer

Date:	August 9, 2016