Form 10-Q
period 2016-09-30
CITIZENS INC
filed 2016-11-07
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
___________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
or
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

As of October 28, 2016, the Registrant had 49,080,114 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands)

	September 30, 2016	December 31, 2015
Assets	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $826,271 and $714,137 in 2016 and 2015, respectively)	$875,217	735,648
Fixed maturities held-to-maturity, at amortized cost (fair value: $264,176 and $264,966 in 2016 and 2015, respectively)	251,637	259,953
Equity securities available-for-sale, at fair value (cost: $22,577 and $23,727 in 2016 and 2015, respectively)	23,347	23,438
Mortgage loans on real estate	237	594
Policy loans	64,714	60,166
Real estate held for investment (less $1,831 and $1,721 accumulated depreciation in 2016 and 2015, respectively)	7,862	7,956
Other long-term investments	39	75
Short-term investments	514	251
Total investments	1,223,567	1,088,081
Cash and cash equivalents	32,323	82,827
Accrued investment income	16,739	15,406
Reinsurance recoverable	3,682	4,166
Deferred policy acquisition costs	166,849	165,362
Cost of customer relationships acquired	19,546	21,585
Goodwill	17,255	17,255
Other intangible assets	968	971
Deferred tax asset	65,506	68,764
Property and equipment, net	6,816	6,338
Due premiums, net (less $1,393 and $1,490 allowance for doubtful accounts in 2016 and 2015, respectively)	10,937	11,819
Prepaid expenses	844	162
Other assets	1,306	1,304
Total assets	$1,566,338	1,484,040

(Continued)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands, except share amounts)

	September 30, 2016	December 31, 2015
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,045,531	995,972
Annuities	68,288	64,933
Accident and health	1,051	1,118
Dividend accumulations	20,220	18,465
Premiums paid in advance	45,254	43,220
Policy claims payable	9,265	9,653
Other policyholders' funds	7,358	7,518
Total policy liabilities	1,196,967	1,140,879
Commissions payable	2,387	2,757
Federal income tax payable	78,479	71,225
Payable for securities in process of settlement	1,476	2,457
Other liabilities	24,258	24,205
Total liabilities	1,303,567	1,241,523
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A, no par value, 100,000,000 shares authorized, 52,215,852 shares issued and outstanding in 2016 and 2015, including shares in treasury of 3,135,738 in 2016 and 2015	259,383	259,383
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2016 and 2015	3,184	3,184
Accumulated deficit	(20,712)	(22,626)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	31,927	13,587
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	262,771	242,517
Total liabilities and stockholders' equity	$1,566,338	1,484,040

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Three Months Ended September 30, (In thousands, except per share amounts) (Unaudited)

	2016		2015
Revenues:
Premiums:
Life insurance		$47,513		47,219
Accident and health insurance		385		387
Property insurance		1,274		1,302
Net investment income		12,320		11,325
Realized investment gains (losses), net		46		(2,407)
Other income		203		298
Total revenues		61,741		58,124
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		21,014		19,528
Increase in future policy benefit reserves		19,267		19,276
Policyholders' dividends		1,620		2,719
Total insurance benefits paid or provided		41,901		41,523
Commissions		10,852		11,388
Other general expenses		5,076		6,958
Capitalization of deferred policy acquisition costs		(7,890)		(8,482)
Amortization of deferred policy acquisition costs		6,889		6,271
Amortization of cost of customer relationships acquired		641		605
Total benefits and expenses		57,469		58,263
Income (loss) before federal income tax		4,272		(139)
Federal income tax expense (benefit)		1,728		(242)
Net income		2,544		103
Per Share Amounts:
Basic earnings per share of Class A common stock	$0.05		—
Basic earnings per share of Class B common stock	0.03		—
Diluted earnings per share of Class A common stock	0.05		—
Diluted earnings per share of Class B common stock	0.03		—
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period		(1,261)		(1,803)
Reclassification adjustment for (gains) losses included in net income		(47)		2,405
Unrealized gains (losses) on available-for-sale securities, net		(1,308)		602
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale securities		(458)		210
Other comprehensive income (loss)		(850)		392
Comprehensive income		$1,694		495

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Nine Months Ended September 30, (In thousands, except per share amounts) (Unaudited)

	2016		2015
Revenues:
Premiums:
Life insurance		$137,637		136,866
Accident and health insurance		1,170		1,183
Property insurance		3,811		3,885
Net investment income		36,051		33,595
Realized investment losses, net		(1,776)		(2,486)
Other income		610		1,020
Total revenues		177,503		174,063
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		60,988		58,171
Increase in future policy benefit reserves		52,932		56,334
Policyholders' dividends		4,985		7,568
Total insurance benefits paid or provided		118,905		122,073
Commissions		31,097		32,052
Other general expenses		22,960		24,954
Capitalization of deferred policy acquisition costs		(22,257)		(23,374)
Amortization of deferred policy acquisition costs		20,424		17,217
Amortization of cost of customer relationships acquired		1,588		1,768
Total benefits and expenses		172,717		174,690
Income (loss) before federal income tax		4,786		(627)
Federal income tax expense		2,872		759
Net income (loss)		1,914		(1,386)
Per Share Amounts:
Basic earnings (losses) per share of Class A common stock	$0.04		$(0.03)
Basic earnings (losses) per share of Class B common stock	0.02		(0.02)
Diluted earnings (losses) per share of Class A common stock	0.04		(0.03)
Diluted earnings (losses) per share of Class B common stock	0.02		(0.02)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period		26,446		(13,574)
Reclassification adjustment for losses included in net income		1,769		2,449
Unrealized gains (losses) on available-for-sale securities, net		28,215		(11,125)
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale securities		9,875		(3,894)
Other comprehensive income (loss)		18,340		(7,231)
Comprehensive income (loss)		$20,254		(8,617)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows Nine Months Ended September 30, (In thousands) (Unaudited)

	2016	2015
Cash flows from operating activities:
Net income (loss)	$1,914	(1,386)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized losses on sale of investments and other assets	1,776	2,486
Net deferred policy acquisition costs	(1,833)	(6,157)
Amortization of cost of customer relationships acquired	1,588	1,768
Depreciation	600	571
Amortization of premiums and discounts on investments	10,709	8,785
Deferred federal income tax benefit	(6,616)	(1,291)
Change in:
Accrued investment income	(1,333)	(1,763)
Reinsurance recoverable	484	371
Due premiums	882	(242)
Future policy benefit reserves	51,559	56,185
Other policyholders' liabilities	3,241	5,487
Federal income tax payable	7,254	(1,250)
Commissions payable and other liabilities	(317)	(121)
Other, net	(670)	(717)
Net cash provided by operating activities	69,238	62,726
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	—	—
Maturities and calls of fixed maturities, available-for-sale	44,301	46,723
Maturities and calls of fixed maturities, held-to-maturity	9,790	15,755
Purchase of fixed maturities, available-for-sale	(165,539)	(88,107)
Purchase of fixed maturities, held-to-maturity	(5,507)	(41,291)
Sale of equity securities, available-for-sale	403	—
Calls of equity securities, available-for-sale	422	150
Purchase of equity securities, available-for-sale	—	(602)
Principal payments on mortgage loans	357	29
Increase in policy loans, net	(4,548)	(4,936)
Sale of other long-term investments	1	59
Purchase of other long-term investments	(36)	—
Sale of property and equipment	59	—
Purchase of property and equipment	(978)	(240)
Maturity of short-term investments	250	—
Purchase of short-term investments	(522)	(254)
Net cash used in investing activities	(121,547)	(72,714)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued Nine Months Ended September 30, (In thousands) (Unaudited)

	2016	2015
Cash flows from financing activities:
Annuity deposits	$6,243	6,077
Annuity withdrawals	(4,438)	(3,966)
Net cash provided by financing activities	1,805	2,111
Net decrease in cash and cash equivalents	(50,504)	(7,877)
Cash and cash equivalents at beginning of year	82,827	50,708
Cash and cash equivalents at end of period	$32,323	42,831
Supplemental disclosures of operating activities:
Cash paid during the period for income taxes, net	$2,234	3,300

Supplemental Disclosures of Non-Cash Investing Activities:
None.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2016
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

The consolidated statement of financial position for September 30, 2016, and the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine-month periods ended September 30, 2016 and 2015, have been prepared by the Company without audit.  In the opinion of management, all adjustments to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2016 and for comparative periods have been made.  The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2015.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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
September 30, 2016
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

On May 21, 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts, addressing enhanced disclosure requirements for insurers relating to short-duration insurance contract claims and the unpaid claims liability rollforward for long and short-duration contracts. The disclosures are intended to provide users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and the timing, frequency, and severity of claims. The new disclosures may require the accumulation and reporting of new and different groupings of claims data by insurers from what is currently captured for U.S. statutory and other reporting purposes. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. The Company is currently assessing the new disclosure requirements related to short-duration contracts.

The FASB’s new lease accounting standard, ASU 2016-02, Leases (Topic 842), was issued on February 25, 2016. The ASU will require organizations that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets leased by the lessee, also known as lessor accounting, will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is assessing the impact of this new standard.

On June 10, 2016, the National Association of Insurance Commissioners (“NAIC”) Executive Committee and Plenary voted to adopt a recommendation for January 1, 2017 as the operative date for the implementation of Principles-Based Reserves (“PBR”) as a national standard for life insurance products. Although this NAIC standard does not change the reserving requirements under U.S. GAAP, it can be significant for many life insurers. PBR replaces the current formulaic approach to determining policy reserves with an approach that more closely reflects the risks of highly complex products. Companies will be expected to develop “right-sized” reserves that better align with their specific product features, their observed actuarial experience, and their overall risk

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2016
(Unaudited)

management procedures. There is a three-year transition period where PBR is optional until PBR becomes required on January 1, 2020. The Company is assessing the impact that this standard will have on its statutory reserving.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), with the main objective to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP; however the credit losses are recorded through an allowance for credit losses rather than as a write-down. This approach is an improvement to current GAAP because an entity will be able to record reversals of credit losses (in situations in which the estimate of credit losses declines) in current period net income, which in turn should align the income statement recognition of credit losses with the reporting period in which changes occur. Current GAAP prohibits reflecting those improvements in current-period earnings. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the impact this guidance will have on our consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2016
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

The Company has no reportable differences between segments and consolidated operations.

	Three Months Ended
	September 30, 2016
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$37,572	11,600	—	49,172
Net investment income	8,473	3,467	380	12,320
Realized investment gains, net	—	46	—	46
Other income	166	2	35	203
Total revenue	46,211	15,115	415	61,741
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	14,980	6,034	—	21,014
Increase in future policy benefit reserves	18,319	948	—	19,267
Policyholders' dividends	1,604	16	—	1,620
Total insurance benefits paid or provided	34,903	6,998	—	41,901
Commissions	6,973	3,879	—	10,852
Other general expenses	1,074	3,610	392	5,076
Capitalization of deferred policy acquisition costs	(6,346)	(1,544)	—	(7,890)
Amortization of deferred policy acquisition costs	5,870	1,019	—	6,889
Amortization of cost of customer relationships acquired	119	522	—	641
Total benefits and expenses	42,593	14,484	392	57,469
Income before income tax expense	$3,618	631	23	4,272

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2016
(Unaudited)

	Nine Months Ended
	September 30, 2016
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$107,531	35,087	—	142,618
Net investment income	24,534	10,386	1,131	36,051
Realized investment losses, net	(660)	(1,116)	—	(1,776)
Other income	537	5	68	610
Total revenue	131,942	44,362	1,199	177,503
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	43,601	17,387	—	60,988
Increase in future policy benefit reserves	49,482	3,450	—	52,932
Policyholders' dividends	4,942	43	—	4,985
Total insurance benefits paid or provided	98,025	20,880	—	118,905
Commissions	19,544	11,553	—	31,097
Other general expenses	9,199	11,357	2,404	22,960
Capitalization of deferred policy acquisition costs	(17,764)	(4,493)	—	(22,257)
Amortization of deferred policy acquisition costs	17,813	2,611	—	20,424
Amortization of cost of customer relationships acquired	419	1,169	—	1,588
Total benefits and expenses	127,236	43,077	2,404	172,717
Income (loss) before income tax expense	$4,706	1,285	(1,205)	4,786

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2016
(Unaudited)

	Three Months Ended
	September 30, 2015
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$37,213	11,695	—	48,908
Net investment income	7,512	3,436	377	11,325
Realized investment losses, net	(1,901)	(506)	—	(2,407)
Other income	217	8	73	298
Total revenue	43,041	14,633	450	58,124
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	13,727	5,801	—	19,528
Increase in future policy benefit reserves	18,337	939	—	19,276
Policyholders' dividends	2,708	11	—	2,719
Total insurance benefits paid or provided	34,772	6,751	—	41,523
Commissions	7,609	3,779	—	11,388
Other general expenses	3,026	3,391	541	6,958
Capitalization of deferred policy acquisition costs	(7,050)	(1,432)	—	(8,482)
Amortization of deferred policy acquisition costs	5,359	912	—	6,271
Amortization of cost of customer relationships acquired	171	434	—	605
Total benefits and expenses	43,887	13,835	541	58,263
Income (loss) before income tax expense	$(846)	798	(91)	(139)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2016
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2016
(Unaudited)

(4) Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share.

	Three Months Ended
	September 30, 2016	September 30, 2015
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$2,544	103
Net income allocated to Class A common stock	$2,519	102
Net income allocated to Class B common stock	25	1
Net income	$2,544	103
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings per share of Class A common stock	$0.05	—
Basic earnings per share of Class B common stock	0.03	—
Diluted earnings per share of Class A common stock	0.05	—
Diluted earnings per share of Class B common stock	0.03	—

	Nine Months Ended
	September 30, 2016	September 30, 2015
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income (loss)	$1,914	(1,386)
Net income (loss) allocated to Class A common stock	$1,895	(1,372)
Net income (loss) allocated to Class B common stock	19	(14)
Net loss	$1,914	(1,386)
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings (losses) per share of Class A common stock	$0.04	(0.03)
Basic earnings (losses) per share of Class B common stock	0.02	(0.02)
Diluted earnings (losses) per share of Class A common stock	0.04	(0.03)
Diluted earnings (losses) per share of Class B common stock	0.02	(0.02)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2016
(Unaudited)

(5) Investments

The Company invests primarily in fixed maturity securities, which totaled 89.7% and 85.0% of total cash, cash equivalents and investments at September 30, 2016 and December 31, 2015, respectively.

	September 30, 2016		December 31, 2015
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)
Fixed maturity securities	$1,126,854	89.7	$995,601	85.0
Equity securities	23,347	1.9	23,438	2.0
Mortgage loans	237	—	594	0.1
Policy loans	64,714	5.2	60,166	5.1
Real estate and other long-term investments	7,901	0.6	8,031	0.7
Short-term investments	514	—	251	—
Cash and cash equivalents	32,323	2.6	82,827	7.1
Total cash, cash equivalents and investments	$1,255,890	100.0	$1,170,908	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2016
(Unaudited)

The following tables represent the cost, gross unrealized gains and losses and fair value for fixed maturities and equity securities as of the periods indicated.

	September 30, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale:
U.S. Treasury securities	$9,946	2,968	—	12,914
U.S. Government-sponsored enterprises	7,670	1,302	—	8,972
States and political subdivisions	528,607	27,241	1,179	554,669
Foreign governments	103	29	—	132
Corporate	277,550	20,447	2,075	295,922
Commercial mortgage-backed	73	2	—	75
Residential mortgage-backed	2,322	213	2	2,533
Total available-for-sale securities	826,271	52,202	3,256	875,217
Held-to-maturity securities:
U.S. Government-sponsored enterprises	2,005	57	—	2,062
States and political subdivisions	228,564	12,515	539	240,540
Corporate	21,068	1,040	534	21,574
Total held-to-maturity securities	251,637	13,612	1,073	264,176
Total fixed maturities	$1,077,908	65,814	4,329	1,139,393

Short-term investments	$514	—	—	514

Equity securities:
Stock mutual funds	$2,866	57	—	2,923
Bond mutual funds	18,451	521	2	18,970
Common stock	39	2	17	24
Preferred stock	1,221	209	—	1,430
Total equity securities	$22,577	789	19	23,347

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2016
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
September 30, 2016
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

Other-than-temporary impairments ("OTTI") were recognized on investment securities during the nine months ended September 30, 2016 totaling $2.3 million. No OTTIs were recognized during the three months ended September 30, 2016. OTTIs were recognized during the three and nine months ended September 30, 2015 totaling $2.4 million.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2016
(Unaudited)

The following tables present the fair values and gross unrealized losses of fixed maturities and equity securities that have remained in a continuous unrealized loss position for the periods indicated.

	September 30, 2016
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$30,962	219	32	$8,568	960	7	$39,530	1,179	39
Corporate	30,891	1,588	25	10,286	487	13	41,177	2,075	38
Residential mortgage-backed	120	1	3	107	1	2	227	2	5
Total available-for-sale securities	61,973	1,808	60	18,961	1,448	22	80,934	3,256	82
Held-to-maturity securities:
States and political subdivisions	4,947	510	6	2,853	29	2	7,800	539	8
Corporate	—	—	—	5,339	534	4	5,339	534	4
Total held-to-maturity securities	4,947	510	6	8,192	563	6	13,139	1,073	12
Total fixed maturities	$66,920	2,318	66	$27,153	2,011	28	$94,073	4,329	94
Equity securities:
Bond mutual funds	$1,968	2	1	$—	—	—	$1,968	2	1
Common stocks	—	—	—	1	17	1	1	17	1
Total equities	$1,968	2	1	$1	17	1	$1,969	19	2

As of September 30, 2016, the Company had 22 available-for-sale fixed maturity securities and 6 held-to-maturity fixed maturity securities that were in an unrealized loss position for greater than 12 months. We reported 1 equity security holding in an unrealized loss position for greater than 12 months as of September 30, 2016.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2016
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

We have reviewed these securities for the periods ended September 30, 2016 and December 31, 2015 and determined that no other-than-temporary impairment exists that have not been recognized based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases, which may be maturity.  We continue to monitor all securities on an on-going basis, and future information may become available which could result in other-than-temporary impairments being recorded.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2016
(Unaudited)

The amortized cost and fair value of fixed maturity securities at September 30, 2016 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

	September 30, 2016
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$48,418	49,177
Due after one year through five years	105,628	108,283
Due after five years through ten years	117,132	126,595
Due after ten years	555,093	591,162
Total available-for-sale securities	826,271	875,217
Held-to-maturity securities:
Due in one year or less	5,633	5,671
Due after one year through five years	51,097	53,479
Due after five years through ten years	51,165	54,583
Due after ten years	143,742	150,443
Total held-to-maturity securities	251,637	264,176
Total fixed maturities	$1,077,908	1,139,393

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Fixed Maturities Available-for-Sale				Equity Securities
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015	2016	2015

	(In thousands)
Proceeds	$—	—	—	—	—	—	403	—
Gross realized gains	$—	—	—	—	—	—	40	—
Gross realized losses	$—	—	—	—	—	—	36	—

There were a small number of sales of equity securities in the second quarter of 2016, namely one equity security and three mutual funds. There were no sales of available-for-sale securities during the three months ended September 30, 2016. There were no sales of available-for-sale securities for the three and nine month periods ended September 30, 2015. There were no securities sold from the held-to-maturity portfolio for the three and nine months ended September 30, 2016 or 2015.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2016
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2016
(Unaudited)

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated.

	September 30, 2016
Available-for-sale investments	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,914	8,972	—	21,886
States and political subdivisions	—	554,669	—	554,669
Corporate	—	295,922	—	295,922
Commercial mortgage-backed	—	—	75	75
Residential mortgage-backed	—	2,533	—	2,533
Foreign governments	—	132	—	132
Total fixed maturities	12,914	862,228	75	875,217
Equity securities:
Stock mutual funds	2,923	—	—	2,923
Bond mutual funds	18,970	—	—	18,970
Common stock	24	—	—	24
Preferred stock	1,430	—	—	1,430
Total equity securities	23,347	—	—	23,347
Total financial assets	$36,261	862,228	75	898,564

	December 31, 2015
Available-for-sale investments	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,592	20,780	—	33,372
States and political subdivisions	—	483,049	—	483,049
Corporate	—	216,081	—	216,081
Commercial mortgage-backed	—	—	145	145
Residential mortgage-backed	—	2,870	—	2,870
Foreign governments	—	131	—	131
Total fixed maturities	12,592	722,911	145	735,648
Equity securities:
Stock mutual funds	3,033	—	—	3,033
Bond mutual funds	18,504	—	—	18,504
Common stock	43	—	—	43
Preferred stock	1,858	—	—	1,858
Total equity securities	23,438	—	—	23,438
Total financial assets	$36,030	722,911	145	759,086

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2016
(Unaudited)

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At September 30, 2016, our fixed maturity securities, valued using a third-party pricing source, totaled $862.2 million for Level 2 assets and comprised 96.0% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third-party pricing models and review model parameters for reasonableness.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding, and consist of two private placement mortgage-backed securities with a total value of $0.1 million.  Our Level 3 assets are current relative to principal and interest payments and are considered immaterial to our financial statements.  For the nine months ended September 30, 2016, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

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

	September 30, 2016	December 31, 2015
	(In thousands)

Balance at beginning of period	$145	231
Total realized and unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income	(3)	(2)
Principal paydowns	(67)	(84)
Transfer in and (out) of Level 3	—	—
Balance at end of period	$75	145

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
September 30, 2016
(Unaudited)

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$251,637	264,176	259,953	264,966
Mortgage loans	237	274	594	617
Policy loans	64,714	64,714	60,166	60,166
Short-term investments	514	514	251	251
Cash and cash equivalents	32,323	32,323	82,827	82,827
Financial liabilities:
Annuity - investment contracts	49,618	51,485	46,905	47,222

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including a discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential and commercial properties.  Weighted average interest rates for these loans were approximately 6.8% as of September 30, 2016 and 6.2% at December 31, 2015, with maturities ranging from 1 to 26 years.  Management estimated the fair value using an annual interest rate of 6.3% at September 30, 2016.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans had a weighted average annual interest rate of 7.7% as of September 30, 2016 and December 31, 2015, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximate carrying value due to their short-term nature.  Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at September 30, 2016 using discounted cash flows based upon a swap rate curve with interest rates ranging from 1.02% to 3.21% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2016
(Unaudited)

(7) Commitments and Contingencies

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

The failure of these policies to qualify under Sections 7702 and 72(s) results in an estimated liability as of September 30, 2016 of $12.8 million, after tax, related to projected IRS toll charges and fees of $12.6 million as well as $0.3 million of reserve increases to bring policies into compliance. The estimated liability at September 30, 2016 is down $2.1 million from the estimated liability at June 30, 2016 of $14.9 million and down $1.8 million from the estimated liability at December 31, 2015 of $14.6 million, after tax, due to a continued refinement of our estimate. The probability weighted range of financial estimates relative to this issue is $6.1 million to $40.5 million, after tax. This estimated range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The estimated liability and the estimated range will be updated as we continue to refine our estimates. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of taxable benefits under non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved by the Company is insufficient to meet the actual amount of our liability and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operation may be materially adversely affected. Management believes that based upon current information we have recorded the best estimate liability to date.

Accruals for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The process of determining our best estimate and the estimated range is a complex undertaking, which includes insight from external consultants and involves management’s judgment based upon a variety of factors known at the time. We recorded additional general expenses of $1.4 million for the nine months ended September 30, 2016 and $2.0 million for the twelve months ended December 31, 2015 related to our 7702 and 72(s) issues. Additional costs will be incurred in the remainder of 2016 associated with these issues and we believe these costs will range from $0.5 million to $1.0 million, however, actual amounts incurred may differ from this estimate and changes will be recorded as they become probable and can be reasonably estimated.

Compliance

As part of our periodic review of our compliance controls, we completed an internal risk assessment of our compliance with the Bank Secrecy Act ("BSA") anti-money laundering requirements.  As a result of this risk assessment, we have enhanced our BSA compliance program with additional controls, such as list screening software beyond OFAC sanctions screening, enhanced payment due diligence and transaction controls to better deter, detect, prevent and report money laundering and other illegal activity.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2016
(Unaudited)

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

(8) Income Taxes

The effective tax rate was 40.4% and 174.1% for the three months and 60.0% and (121.1)% for the nine months ended September 30, 2016 and 2015, respectively. Additionally there is $1.8 million and $0.6 million of tax expense recorded related to an uncertain tax position in the nine months ended September 30, 2016 and September 30, 2015, respectively. In most periods where our effective tax rate is lower than the statutory tax rate of 35%, the difference, absent tax consequences of our 7702/72(s) issues, is primarily due to tax-exempt state and local bond income.

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

(10) Related Party Transactions

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions.  There were no changes related to these relationships during the nine months ended September 30, 2016.  In September 2016, CICA made a $150,000 cash capital contribution to III. In June 2015, CICA made a $1 million cash capital contribution to CNLIC. See our Annual Report on Form 10-K as of December 31, 2015 for a comprehensive discussion of related party transactions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2016
(Unaudited)

(11) Subsequent Events
On November 1, 2016, SPLIC paid a $20.0 million extraordinary dividend to its parent, CICA. The dividend had no impact on the consolidated financial statements of the Company and will be used by CICA for general corporate purposes. The dividend was approved by the Louisiana Department of Insurance, SPLIC’s state of domicile. SPLIC’s risk-based capital after the dividend remains is in excess of minimum capital requirements.
As disclosed in Note (8), Income Taxes, the Company has recorded a $1.8 million tax expense in 2016 related to uncertain tax positions (“UTP”). The Company's tax liability for UTP's totaled $82.9 million at September 30, 2016. The Company has now received notice that the Internal Revenue Service (“IRS”) has completed its examination related to the Company’s 2011 and 2012 amended tax returns. The amended returns have been accepted by the IRS and the Company will release $0.6 million of tax liability related to this UTP in the fourth quarter of 2016.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

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
September 30, 2016

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

Overview

Citizens is an insurance holding company serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975.  Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  As of September 30, 2016, we had approximately $1.6 billion of total assets and approximately $4.5 billion of insurance in force.  Our core insurance operations include issuing and servicing:

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

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

Current Financial Highlights

Financial highlights for the three and nine month period ended September 30, 2016, compared to the same periods in 2015 were:

•
Insurance premiums increased slightly for the three and nine month periods ended September 30, 2016 to $49.2 million and $142.6 million from $48.9 million and $141.9 million for the corresponding periods in 2015, an increase of 0.5% and 0.5% driven primarily by an increase in renewal premiums, somewhat offset by a decrease in first year premiums in both our life insurance and home service segments.

•
Net investment income increased 8.8% and 7.3% for the three and nine month periods ended September 30, 2016, compared to the corresponding periods in 2015.  The average yield on the consolidated portfolio as of the nine months ended September 30, 2016 increased to an annualized rate of 4.29% up from 4.24% for the same period in 2015.  The increase in investment income was primarily due to growth in the invested asset portfolio, primarily fixed maturities.

•
Other-than-temporary impairments were recorded for the nine month period ended September 30, 2016 totaling $2.3 million related to mutual fund impairments in the second quarter of 2016 and one available-for-sale fixed maturity security impairment in the first quarter of 2016. No other-than-temporary impairments were recorded for the three months ended September 30, 2016.

•
Claims and surrenders expense increased 7.6% and 4.8% for the three and nine months ended 2016 compared to 2015, as surrender benefits increased in both periods in the life segment and death benefits reported in both insurance segments decreased year to date in the current year compared to 2015 levels.

•
The change in reserves decreased in the nine month period ended September 30, 2016 compared to the corresponding period in 2015, primarily as a result of the increase in surrenders in the period, while premiums remained relatively flat. The change in reserves were flat for the three months ended September 31, 2016, compared to the same period in 2015.

•
Policyholders' dividends decreased 40.4% and 34.1% for the three and nine months ended 2016 compared to 2015, due to the dividend rate actions taken late last year to improve our product profitability.

•
General expenses decreased 27.0% and 8.0% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The decrease was primarily driven by a decrease in our estimated potential liability related to our 7702 and 72(s) tax compliance issue for the three and nine months ended September 30, 2016 of $2.1 million and $2.2 million, respectively.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

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

	Nine Months Ended September 30,
	2016			2015
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$248,234,181	4,416	$56,212	$271,462,375	4,854	$55,925
Home Service	137,691,263	20,847	6,605	145,190,327	21,790	6,663

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

Note:  All discussions below compare or state results for the three and nine-month periods ended September 30, 2016 compared to the three and nine-month periods ended September 30, 2015.

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

Revenues

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Revenues:
Premiums:
Life insurance	$47,513	47,219	137,637	136,866
Accident and health insurance	385	387	1,170	1,183
Property insurance	1,274	1,302	3,811	3,885
Net investment income	12,320	11,325	36,051	33,595
Realized investment gains (losses), net	46	(2,407)	(1,776)	(2,486)
Other income	203	298	610	1,020
Total revenues	$61,741	58,124	177,503	174,063

Premium Income.  Premium income derived from life, accident and health, and property insurance sales increased 0.5% and 0.5% for both the three and nine month periods ended September 30, 2016 compared to the same periods ended September 30, 2015. The increase is generated primarily from an increase in renewal premium, somewhat offset by an decrease in first year premium.
Net investment income performance is summarized as follows.

	September 30,	December 31,	September 30,
	2016	2015	2015
	(In thousands, except for %)
Net investment income, annualized	$48,068	45,782	44,794
Average invested assets, at amortized cost	1,120,356	1,045,736	1,056,930
Annualized yield on average invested assets	4.29%	4.38%	4.24%

The annualized yield has remained relatively consistent as a change in portfolio mix has mitigated the impact of reinvestment in the current low rate environment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

Investment income from debt securities accounted for approximately 87.0% of total investment income for the nine months ended September 30, 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Gross investment income:
Fixed maturity securities	$10,984	9,947	32,432	29,524
Equity securities	247	636	635	1,903
Mortgage loans	3	9	20	27
Policy loans	1,353	1,172	3,903	3,402
Long-term investments	77	62	229	209
Other investment income	40	—	70	34
Total investment income	12,704	11,826	37,289	35,099
Investment expenses	(384)	(501)	(1,238)	(1,504)
Net investment income	$12,320	11,325	36,051	33,595

The consolidated invested asset portfolio has increased approximately 12.5% from year end 2015 to September 30, 2016 with, primarily, investments in the fixed maturity securities portfolio accounting for the most significant increase in investment income. Bond mutual funds are the primary source of dividend income in the equity securities holdings. The decrease in equity securities investment income was due to sales of a portion of the bond mutual funds at the end of 2015. In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase to investment income.

Realized Investment Gains (Losses), Net.  Other-than-temporary impairments were recorded for the nine month period ended September 30, 2016 totaling $2.3 million, related to mutual fund impairments in the second quarter and impairment of one available-for-sale fixed maturity in the first quarter of 2016. Absent the impairments, the net gains generated for the three and nine months ended 2016 were due to gains on issuer calls. No other-than-temporary impairments were recognized during the three months ended September 30, 2016. Other-than-temporary impairments were recorded for the three and nine month periods ended September 30, 2015 totaling $2.4 million related to two bond mutual funds.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

Benefits and Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$21,014	19,528	60,988	58,171
Increase in future policy benefit reserves	19,267	19,276	52,932	56,334
Policyholders' dividends	1,620	2,719	4,985	7,568
Total insurance benefits paid or provided	41,901	41,523	118,905	122,073
Commissions	10,852	11,388	31,097	32,052
Other general expenses	5,076	6,958	22,960	24,954
Capitalization of deferred policy acquisition costs	(7,890)	(8,482)	(22,257)	(23,374)
Amortization of deferred policy acquisition costs	6,889	6,271	20,424	17,217
Amortization of cost of customer relationships acquired	641	605	1,588	1,768
Total benefits and expenses	$57,469	58,263	172,717	174,690

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Death claims	$5,795	5,717	17,775	18,723
Surrender benefits	8,488	8,096	25,432	23,007
Endowment benefits	4,170	4,044	11,862	12,029
Matured endowments	1,149	472	2,178	1,057
Property claims	593	519	1,477	1,304
Accident and health benefits	158	58	327	233
Other policy benefits	661	622	1,937	1,818
Total claims and surrenders	$21,014	19,528	60,988	58,171

•
Death claims increased 1.4% and decreased 5.1% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. We experienced favorable claims development in the nine months ended September 30, 2016 for both the life and home service segments. Mortality experience is closely monitored by the Company and the activity is within expected levels.

•
Surrenders increased 4.8% and 10.5% in the current three and nine month periods, compared to 2015 primarily due to activity in the life segment. This increased surrender activity is in the earlier durations (years 1-15), which still have surrender charges. We are seeing various reasons for individuals surrendering their policies, including the sustained slow world-wide economy, individuals simply needing their money and ex associates moving business to other insurance carriers.

•	Matured endowments increased as contracts have begun reaching their maturity dates.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

Increase in Future Policy Benefit Reserves.  The decrease in the change in future policy benefit reserves for the nine months ended September 30, 2016, compared to the same period in 2015, is primarily due to the increase in surrenders noted above.

Policyholders' Dividends.  The majority of our international policies are participating, and at the time the products were developed, an assumed increasing dividend scale was factored into the guaranteed premium rates charged.  Premium rates are guaranteed at issue, but dividends are not. As our current and anticipated investment results have worsened relative to the assumptions underlying the original dividend scale development, dividend scales in later durations were reduced in 2016 in order to improve profitability. This dividend action affected some policies immediately, and will affect all policies in the future relative to the original dividend scales. Thus, we experienced a decrease in policyholder dividend expense in the current period and we expect dividend expense to continue to decrease as this block of insurance becomes more seasoned.  Should investment experience improve significantly in the future, dividends may be increased as a result.

Commissions.  Commission expense is directly related to new and renewal insurance premium fluctuations and production levels. Commission expense for the three and nine months ended September 30, 2016 fluctuated directly in relation to the decrease of first year and increase of renewal premiums in the life segment compared to premium levels for the three and nine months ended September 30, 2015.  First year commissions are higher than renewal commissions, so the decrease in first year premium has a larger overall impact on commissions, which is shown above in the decrease in commission expense.

Other General Expenses. Expenses decreased for the three and nine months ended September 30, 2016 primarily driven by a decrease in our estimated potential liability related to our 7702 and 72(s) tax compliance issue of $2.1 million and $2.2 million, respectively. Additionally, there were $2.5 million of expenses in the nine months of 2015 related to Section 72(s) toll charges. Offsetting this decrease is an increase in consulting fees of $1.1 million in the nine months of 2016 compared to the same period in 2015.

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

Amortization for the three and nine months ended September 30, 2016, increased compared to the same periods in 2015, primarily due to the higher surrender activity, including early duration elections to convert to reduced paid up ("RPU") or extended term insurance ("ETI") in 2016. There are higher deferred acquisition costs associated with early duration conversions to RPU or ETI, which, when converted, increases amortization expense. Amortization of deferred policy acquisition costs is impacted by persistency and the higher level of surrenders is impacting our amortization.

Federal Income Tax. The effective tax rate was 40.4% and 174.1% for the three months and 60.0% and (121.1)% for the nine months ended September 30, 2016 and 2015, respectively. Additionally there is $1.8 million and $0.6 million of tax expense related to an uncertain tax position in the nine months ended September 30, 2016 and September 30, 2015, respectively. Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes.  See Note 8 - Income Taxes in the consolidated financial statements for further discussion.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

Segment Operations

The Company has three reportable segments:  Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises.  These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance of its segments based on net income or loss before income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Life Insurance	$3,618	(846)	4,706	(1,618)
Home Service Insurance	631	798	1,285	1,733
Other Non-Insurance Enterprises	23	(91)	(1,205)	(742)
Total	$4,272	(139)	4,786	(627)

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
September 30, 2016

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

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Country
Venezuela	$7,833	8,162	22,690	23,596
Colombia	7,276	6,353	20,643	19,627
Taiwan	3,868	4,303	12,682	12,799
Ecuador	3,925	3,931	11,170	11,598
Argentina	2,542	2,716	6,932	7,104
Other Non-U.S.	10,990	10,650	30,183	28,471
Total	$36,434	36,115	104,300	103,195

We have historically seen moderate increases in sales from our top producing countries. However, through the nine months ended September 30, 2016 we have seen slight sales decreases in four of our top five international markets (excluding Colombia). As previously discussed, as a reaction to the prolonged low interest rate environment, we reduced dividends on existing products and products being sold in 2016. In addition, there has both political and economic turmoil in Latin America.

Lastly, the Company implemented a new business process change in the third quarter of 2016, which required new training of our independent associates. We believe this has resulted in a reduction in new sales for the three months ended September 30, 2016. We believe now that training is complete, the fourth quarter sales will be in line with the prior year levels. Our international business and premium collections could be impacted by future changes relative to laws, regulations or economic events in the countries from which we accept applications as well as, by marketing, pricing or operational changes made by the Company.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

Domestic Sales

In the Midwest, Mountain West and the southern United States, we seek to serve middle income households through the sale of cash accumulation ordinary whole life insurance products.  The majority of our inforce domestic business results from blocks of business of insurance companies we have acquired over the past 17 years. Over the past few years, new product sales have been modest while existing policies have been running off at a greater pace, which has compressed the block of insurance in force.

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
State
Texas	$538	575	1,639	1,801
Indiana	300	335	928	1,053
Florida	204	173	440	434
Missouri	92	87	319	308
Kentucky	92	103	284	329
Other States	533	427	1,394	1,352
Total	$1,759	1,700	5,004	5,277

A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business.  We have ceded the majority of our accident and health insurance business to an unaffiliated insurance company under a coinsurance agreement.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

The results of operations for the life insurance segment for the periods indicated are as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
Premiums	$37,572	37,213	107,531	106,899
Net investment income	8,473	7,512	24,534	22,130
Realized investment losses, net	—	(1,901)	(660)	(1,959)
Other income	166	217	537	591
Total revenue	46,211	43,041	131,942	127,661
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	14,980	13,727	43,601	40,752
Increase in future policy benefit reserves	18,319	18,337	49,482	52,964
Policyholders' dividends	1,604	2,708	4,942	7,530
Total insurance benefits paid or provided	34,903	34,772	98,025	101,246
Commissions	6,973	7,609	19,544	20,450
Other general expenses	1,074	3,026	9,199	11,057
Capitalization of deferred policy acquisition costs	(6,346)	(7,050)	(17,764)	(18,816)
Amortization of deferred policy acquisition costs	5,870	5,359	17,813	14,849
Amortization of cost of customer relationships acquired	119	171	419	493
Total benefits and expenses	42,593	43,887	127,236	129,279
Income (loss) before income tax expense	$3,618	(846)	4,706	(1,618)

Premiums.  Premium revenues increased for the three and nine month periods ended September 30, 2016, compared to the same periods in 2015, due primarily to higher renewal business showing strong persistency as this block of insurance ages, somewhat offset by lower new international business. First year premium revenues for the nine months ended September 30, 2016, reflected sales internationally with endowment to age sixty-five and the twenty-year endowment products continuing as the top performers in the current year. Endowment sales sold to our international clients represented approximately 83.7% and 83.1% of total new first year premium for the three and nine months ended September 30, 2016, respectively.

We believe first year sales were down this quarter due to a change related to new business processes which required the associates to be trained on the new processes and therefore impacted current quarter production.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

Life insurance premium breakout is detailed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Premiums:
First year	$4,785	6,055	13,544	15,609
Renewal	32,787	31,158	93,987	91,290
Total premiums	$37,572	37,213	107,531	106,899

Net Investment Income.  Net investment income increased primarily due to the growth in average invested assets.

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2016	2015	2015
	(In thousands, except for %)
Net investment income, annualized	$32,712	30,206	29,507
Average invested assets, at amortized cost	756,730	684,590	692,469
Annualized yield on average invested assets	4.32%	4.41%	4.26%

Realized Investment Losses, Net.  Other-than-temporary impairments were recorded for the nine month period ended September 30, 2016 totaling $1.0 million related to one available-for-sale fixed maturity impairment in the first quarter of 2016. Other-than-temporary impairments were recorded for the three and nine month periods ended September 30, 2015 totaling $1.9 million related to two bond mutual funds.

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations, other than surrender activity as described below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Death claims	$1,407	1,301	4,666	5,177
Surrender benefits	7,587	7,313	23,049	20,831
Endowment benefits	4,168	4,038	11,852	12,015
Matured endowments	1,050	384	1,821	720
Accident and health benefits	112	73	290	205
Other policy benefits	656	618	1,923	1,804
Total claims and surrenders	$14,980	13,727	43,601	40,752

•
Death claims expense was unfavorable for the three months ended and favorable for the nine months ended September 30, 2016, based upon reported claims. No unusual trends have been noted in the periods presented. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
Surrenders increased in the three and nine month periods ended September 30, 2016 by 3.7% and 10.6%, compared to 2015. This increased surrender activity is in the earlier durations (years 1-15), which still have surrender charges. We are seeing various reasons for individuals surrendering their policies, including the sustained slow world-wide economy, individuals simply needing their money and ex associates moving business to other insurance carriers.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

•
Endowment benefit expense primarily results from the election by policyholders of a product feature providing an annual guaranteed benefit.  This is a fixed benefit over the life of the contract, thus this expense will increase with new sales and improved persistency.

•	Matured endowments increased as contracts have begun reaching their maturity dates.

Increase in Future Policy Benefit Reserves.   Policy benefit reserves decreased for the three and nine months ended September 30, 2016 compared to the same periods in 2015, primarily due to the increase in surrenders noted above.

Commissions.  Commission expense decreased for the three and nine months ended September 30, 2016, compared to the same periods in 2015.  This expense fluctuates directly with new premium revenues and commission rates paid are higher on first year premium sales, which were down for the three and nine months ended September 30, 2016, compared to the same periods in 2015.  Renewal premiums for the three and nine months, for which we pay commissions at lower rates, were up from the prior year.

Other General Expenses.  These expenses are allocated by segment, based upon an annual expense study performed by the Company. The decrease in general expenses was primarily driven by a decrease in our estimated potential liability related to our 7702 and 72(s) tax compliance issue for the three and nine months ended September 30, 2016 of $2.1 million and $1.5 million, respectively. Additionally, there were $1.9 million of expenses in the nine months ended in 2015 related to Section 72(s) toll charges. Offsetting these decreases year over year is an increase in consulting fees of $0.9 million in the nine months of 2016 compared to the same period in 2015.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs generally fluctuate in direct relation to commissions, based upon first year and renewal premiums and related commissions paid compared to 2015.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three and nine months ended September 30, 2016 increased primarily due to the higher surrender activity, including early duration elections to convert to reduced paid up ("RPU") or extended term insurance ("ETI") in 2016. There are higher deferred acquisition costs associated with early duration conversions to RPU or ETI, which, when converted, increases amortization expense. Amortization of deferred policy acquisition costs is impacted by persistency and the higher level of surrenders is impacting our amortization.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
State
Louisiana	$10,673	10,637	31,991	31,906
Mississippi	549	679	1,919	1,979
Arkansas	399	379	1,192	1,189
Other States	193	229	635	657
Total	$11,814	11,924	35,737	35,731

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

The results of operations for the home service insurance segment for the periods indicated are as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
Premiums	$11,600	11,695	35,087	35,035
Net investment income	3,467	3,436	10,386	10,341
Realized investment gains (losses), net	46	(506)	(1,116)	(527)
Other income	2	8	5	78
Total revenue	15,115	14,633	44,362	44,927
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	6,034	5,801	17,387	17,419
Increase in future policy benefit reserves	948	939	3,450	3,370
Policyholders' dividends	16	11	43	38
Total insurance benefits paid or provided	6,998	6,751	20,880	20,827
Commissions	3,879	3,779	11,553	11,602
Other general expenses	3,610	3,391	11,357	11,680
Capitalization of deferred policy acquisition costs	(1,544)	(1,432)	(4,493)	(4,558)
Amortization of deferred policy acquisition costs	1,019	912	2,611	2,368
Amortization of cost of customer relationships acquired	522	434	1,169	1,275
Total benefits and expenses	14,484	13,835	43,077	43,194
Income before income tax expense	$631	798	1,285	1,733

Premiums.  Premiums were essentially flat for the three and nine month periods ended September 30, 2016, compared to 2015, as first year premiums were down slightly, while renewal premiums were up.

Net Investment Income.  Net investment income for our home service insurance segment was as follows.

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2016	2015	2015
	(In thousands, except for %)
Net investment income, annualized	$13,848	14,063	13,788
Average invested assets, at amortized cost	302,871	300,174	303,219
Annualized yield on average invested assets	4.57%	4.68%	4.55%

Realized Investment Gains (Losses), Net.  Other-than-temporary impairments were recorded for the three and nine month periods ended September 30, 2016 of $0.0 million and $1.3 million, respectively, related to mutual fund impairments in the second quarter of 2016 and one available-for-sale fixed maturity impairment in the first quarter of 2016. Absent the impairments, net gains for the three and nine months ended 2015 were due to gains on issuer calls.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

Claims and Surrenders.  Claims and surrenders decreased for the three and nine months ended September 30, 2016, compared to the same periods in 2015, based upon reported claims compared to the prior year, but were within expected ranges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Death claims	$4,387	4,417	13,109	13,546
Surrender benefits	902	782	2,383	2,176
Endowment benefits	2	6	10	14
Matured endowments	99	88	357	337
Property claims	593	519	1,477	1,304
Accident and health benefits	46	(15)	37	28
Other policy benefits	5	4	14	14
Total claims and surrenders	$6,034	5,801	17,387	17,419

•
Death claims expense fluctuates based upon reported claims. We experienced a lower number of reported claims in the nine months ended September 30, 2016. Mortality experience is closely monitored by the Company as a key performance indicator and amounts were within expected levels.

•
Surrender benefits increased for the three and nine months ended in 2016, compared to the same periods in 2015. Management is not aware of any unusual surrender activity, but will continue to monitor for any developing trends.

•	Property claims increased 13.3 % for the nine months ended September 30, 2016 as we experienced more weather-related claims in 2016.

Increase in Future Policy Benefit Reserves.  The Company reported relatively consistent changes in future policy benefit reserves for the three and nine months ended September 30, 2016, compared to the corresponding periods in 2015.

Commissions.  Commission expense fluctuated for the three and nine months ended September 30, 2016, compared to the same periods in 2015 consistent with the first year and renewal premium collections.

Other General Expenses.  Expenses are allocated by segment based upon an annual expense study performed by the Company. Expenses increased slightly for the three months ended September 30, 2016 and decreased slightly for the nine months ended September 30, 2016. The decrease year to date was primarily driven by a decrease of $0.7 million in our estimated potential liability related to our 7702 and 72(s) tax compliance issue. Additionally, there were $0.6 million of expenses in the nine months ended in 2015 related to Section 72(s) toll charges. Offsetting these decreases year over year is an increase in consulting fees of $0.3 million and an increase in employee medical claims of $0.3 million.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs decreased for the nine months ended September 30, 2016, as commission expense decreased during the period.  DAC capitalization is directly correlated to fluctuations in new business and commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three and nine months ended September 30, 2016 increased compared to the corresponding periods in 2015, as this segment experienced persistency changes compared to the prior year, which resulted in higher amortization.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

Other Non-Insurance Enterprises
This segment represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP. The segment typically reports a loss since the elimination of intercompany revenue is its primary source of revenue.

Investments

The administration of our investment portfolios is handled by our management, pursuant to individual company board-approved investment guidelines, with all trading activity approved by a committee of each entity's respective boards of directors.  The guidelines used require that fixed maturities, both government and corporate, are investment grade and comprise a majority of the investment portfolio.  State insurance statutes prescribe the quality and percentage of the various types of investments that may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, mortgage loans and real estate within certain specified percentages.  The assets are intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for our insurance company subsidiaries to meet their respective policyholder obligations.

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested cash, cash equivalents and investments.

	September 30, 2016		December 31, 2015
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Marketable debt securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$23,891	1.9	$35,382	3.0
States and political subdivisions	783,233	62.4	719,825	61.5
Corporate	316,990	25.2	237,248	20.3
Mortgage-backed (1)	2,608	0.2	3,015	0.2
Foreign governments	132	—	131	—
Short-term investments	514	—	251	—
Total marketable debt securities	1,127,368	89.7	995,852	85.0
Cash and cash equivalents	32,323	2.6	82,827	7.1
Other investments:
Policy loans	64,714	5.2	60,166	5.1
Equity securities	23,347	1.9	23,438	2.0
Mortgage loans	237	—	594	0.1
Real estate	7,862	0.6	7,956	0.7
Other long-term investments	39	—	75	—
Total cash, cash equivalents and investments	$1,255,890	100.0	$1,170,908	100.0
(1) Includes $2.3 million and $2.6 million of U.S. Government-sponsored enterprises at September 30, 2016, and December 31, 2015, respectively.

Cash and cash equivalents decreased as of September 30, 2016 due to timing of cash inflows and investment of excess cash at the end of 2015 into marketable securities in the first half of 2016. Cash was high at the end of 2015, due to proceeds from sales of certain mutual funds late in the year.

The held-to-maturity portfolio as of September 30, 2016 represented 22.3% of the total fixed maturity securities owned based upon carrying values, with the remaining 77.7% classified as available-for-sale. Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$87,709	7.8	$76,026	7.6
AA	534,805	47.5	497,781	50.0
A	262,353	23.3	247,381	24.9
BBB	207,192	18.4	148,656	14.9
BB and other	34,795	3.0	25,757	2.6
Totals	$1,126,854	100.0	$995,601	100.0

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

The Company has no direct sovereign European debt exposure as of September 30, 2016.  We do have indirect exposure in one bond mutual fund holding, but the amount is deemed immaterial to the current investment holdings and consolidated financials.

As of September 30, 2016, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipals shown including third party guarantees

	September 30, 2016
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$61,091	57,646	24,343	23,232	—	—	85,434	80,878	10.7
AA	168,299	160,336	295,251	281,327	21,683	20,388	485,233	462,051	61.0
A	22,683	21,916	154,771	146,425	11,384	10,484	188,838	178,825	23.6
BBB	8,121	8,313	20,104	18,524	586	570	28,811	27,407	3.6
BB and other	3,644	4,289	3,249	3,721	—	—	6,893	8,010	1.1
Total	$263,838	252,500	497,718	473,229	33,653	31,442	795,209	757,171	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

Municipals shown excluding third party guarantees

	September 30, 2016
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$34,432	33,727	4,452	4,393	—	—	38,884	38,120	5.0
AA	128,051	121,467	248,895	236,420	21,119	19,834	398,065	377,721	49.9
A	36,746	34,690	156,672	148,832	10,259	9,422	203,677	192,944	25.5
BBB	14,645	14,494	24,466	22,761	—	—	39,111	37,255	4.9
BB and other	49,964	48,122	63,233	60,823	2,275	2,186	115,472	111,131	14.7
Total	$263,838	252,500	497,718	473,229	33,653	31,442	795,209	757,171	100.0

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as noted in the table below.

	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)
Utilities	$185,728	175,493	23.4

Education	115,458	109,289	14.5

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

The tables below represent the Company's exposure of municipal holdings in Louisiana, Texas and Florida, the three states with the largest municipal holdings as of September 30, 2016.

	September 30, 2016
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Louisiana securities including third party guarantees
AA	$8,798	8,605	20,374	19,253	—	—	29,172	27,858
A	5,387	5,147	8,570	8,292	—	—	13,957	13,439
BBB	—	—	383	381	—	—	383	381
BB and other	—	—	363	357	—	—	363	357
Total	$14,185	13,752	29,690	28,283	—	—	43,875	42,035
Louisiana securities excluding third party guarantees
AA	$11,374	11,043	18,496	17,577	—	—	29,870	28,620
A	2,282	2,184	7,600	7,359	—	—	9,882	9,543
BBB	—	—	1,136	1,043	—	—	1,136	1,043
BB and other	529	525	2,458	2,304	—	—	2,987	2,829
Total	$14,185	13,752	29,690	28,283	—	—	43,875	42,035
Texas securities including third party guarantees
AAA	$58,942	55,615	16,194	15,322	—	—	75,136	70,937
AA	59,476	57,611	30,632	29,382	—	—	90,108	86,993
A	1,210	1,208	17,778	16,593	—	—	18,988	17,801
BBB	—	—	7,459	6,792	—	—	7,459	6,792
BB and other	538	535	1,841	2,346	—	—	2,379	2,881
Total	$120,166	114,969	73,904	70,435	—	—	194,070	185,404
Texas securities excluding third party guarantees
AAA	$33,420	32,732	1,538	1,537	—	—	34,958	34,269
AA	62,433	58,934	34,654	32,915	—	—	97,087	91,849
A	6,541	6,164	21,515	20,192	—	—	28,056	26,356
BBB	2,911	2,735	8,043	7,346	—	—	10,954	10,081
BB and other	14,861	14,404	8,154	8,445	—	—	23,015	22,849
Total	$120,166	114,969	73,904	70,435	—	—	194,070	185,404

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

	September 30, 2016
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Florida securities including third party guarantees
AAA	$548	520	3,837	3,654	—	—	4,385	4,174
AA	—	—	60,266	58,003	3,981	3,951	64,247	61,954
A	—	—	13,740	12,999	11,385	10,484	25,125	23,483
BB and other	—	—	504	483	—		504	483
Total	$548	520	78,347	75,139	15,366	14,435	94,261	90,094

Florida securities excluding third party guarantees
AAA	$—	—	1,092	1,049	—	—	1,092	1,049
AA	548	520	41,734	40,121	3,418	3,397	45,700	44,038
A	—	—	31,342	29,953	10,259	9,422	41,601	39,375
BB and other	—	—	4,179	4,016	1,689	1,616	5,868	5,632
Total	$548	520	78,347	75,139	15,366	14,435	94,261	90,094

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state. At September 30, 2016, total holdings of municipal securities in Texas represented 24.4% of all municipal holdings based upon fair value. The Company also holds 11.9% of its municipal holdings in Florida issuers. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of September 30, 2016. The next largest municipal holdings are in Louisiana, which the Company holds 5.5% of its municipal holdings.

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
September 30, 2016

recognized in earnings becomes the new amortized cost basis of the investment.  The new amortized cost basis is not adjusted for subsequent recoveries in fair value.

The Company recognized other-than-temporary impairments of $2.3 million for the nine months ended September 30, 2016. No other-than-temporary impairments were recognized for the three months ended September 30, 2016. The Company recognized other-than-temporary impairments of $2.4 million for the three and nine months ended September 30, 2015.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.

Liquidity requirements of the Company are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments to provide cash flow and did not do so during the first nine months of 2016.  Our investments as of September 30, 2016, consist of 71.5% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations historically have been sufficient to meet current needs.  Cash flows from operating activities were $69.2 million and $62.7 million for the nine months ended September 30, 2016 and 2015, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investing activities totaled $121.5 million and $72.7 million for the nine months ended September 30, 2016 and 2015, respectively. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

In 2015, we determined that a portion of the life insurance and annuity policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. As a result, we have established a liability reserve of $12.8 million, net of tax for probable liabilities and expenses associated with this tax compliance matter, which represents management’s estimate and we have disclosed an estimated range related to probable liabilities and expenses of $6.1 million to $40.5 million, net of tax. As of September 30, 2016, we reduced our estimated liability reserve by 1.8 million from December 31, 2015 and reduced both the low and high end of our range due to continued refinement of our estimate. This estimate and range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of taxable benefits under non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses.

This tax compliance issue impacts our policyholders and their tax liabilities relative to these products that fail 7702 and 72(s) for those that will not be remediated. The exposure related to future sales or products in force is unknown at this time. Policyholders

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

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

All insurance subsidiaries were above the RBC minimums at September 30, 2016.

Contractual Obligations and Off-balance Sheet Arrangements

There have been no material changes in contractual obligations from those reported in the Company's Form 10-K for the year ended December 31, 2015.  The Company does not have off-balance sheet arrangements at September 30, 2016.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2016 and 2015. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

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

The following table summarizes net unrealized gains and losses as of the dates indicated.

	September 30, 2016			December 31, 2015
	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(In thousands)
Fixed maturities, available-for-sale	$826,271	875,217	48,946	714,137	735,648	21,511
Fixed maturities, held-to-maturity	$251,637	264,176	12,539	259,953	264,966	5,013
Total fixed maturities	$1,077,908	1,139,393	61,485	974,090	1,000,614	26,524
Total equity securities	$22,577	23,347	770	23,727	23,438	(289)

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 92.1% of our investment portfolio based on carrying value as of September 30, 2016.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturity investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of September 30, 2016 were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond decreased to 1.6% as of the quarter ended September 30, 2016, from 2.3% at December 31, 2015.  Net unrealized gains on fixed maturity securities totaled $61.5 million at September 30, 2016, compared to $26.5 million at December 31, 2015.

The fixed maturity portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments classified as trading instruments.  Approximately 76.8% of fixed maturities were held in available-for-sale and 23.2% in held-to-maturity based upon fair value at September 30, 2016.  At September 30,

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

2016 and December 31, 2015, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 1.9% of our total investments at September 30, 2016, with 93.8% invested in diversified equity and bond mutual funds.  We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

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

During the three months ended September 30, 2016, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company is in the process of remediating the material weakness identified as an ineffective management review control as it pertains to our tax review of external tax experts' complex documentation as of December 31, 2015.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

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

The majority of our direct premiums, approximately 72% for the first nine months of 2016, are from foreign countries, primarily those in Latin America and the Pacific Rim.  These sales are made through independent consultants who are located in these foreign countries. Many of these countries have a history of political instability, including regime changes, political uprisings, currency fluctuations and anti-democratic or anti-U.S. policies. There is a risk that political instability in these countries could have a material adverse effect on the ability of people living in these countries to purchase our insurance policies or our ability to sell our policies in those countries through our independent consultants or otherwise. The Company’s future sales and financial results depend upon avoiding significant regulatory interruptions in receiving insurance policy applications and premiums from, and issuing insurance policies to, residents outside of the United States.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

We have undertaken a comprehensive review of risks associated with the potential application of foreign laws to our sales of insurance policies in foreign countries, including laws that might require us to qualify to do business in a foreign country or to submit our policies for approval by a foreign insurance regulatory authority. The application of foreign laws to our sales of insurance policies in foreign countries requires a country-by-country analysis due to the lack of uniformity of regulation in those countries, and the application of the laws of some countries to our sales of insurance policies may be uncertain due to unclear regulations or the absence of legal precedent addressing circumstances similar to ours. While our compliance review is ongoing and we cannot predict its ultimate outcome, preliminary results indicate a risk that the government of a foreign country could determine, under its existing laws, that its residents may not buy life insurance from us unless we become qualified to do business in that country or unless our policies purchased by its residents receive prior approval from its insurance regulators. There also is a risk that foreign regulators may become more aggressive in enforcing any perceived violations of their laws. There is no assurance that, if a foreign country were to deem our sales of policies in that country to require that we qualify to do business in that country or submit our policies for approval by that country’s regulatory authorities, we would be able to, or would conclude that it is advisable to, comply with those requirements.  Any determination by a foreign country that we or our policy sales are subject to regulation under their laws could therefore have a material adverse effect on our ability to sell policies in that country and, in turn, on our revenues and profitability. Ultimately, we may decide to withdraw from or avoid a particular market if we conclude that we are subject to its laws and regulations.

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

We previously announced that we determined that a portion of the life and annuity insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. To the extent that these policies had unreported income build-up, we may be liable to the IRS for failure to withhold taxes or to notify policyholders of their obligation to pay taxes directly to the IRS. We have undertaken an analysis of our potential liability to the IRS arising from this matter, as well as other expenses we may incur to remediate (i.e., conform to the requirements of the IRS) certain previously issued domestic life insurance and annuity policies and to address any missed reporting for policies issued to non-U.S. citizens and have established a best estimate reserve of $12.8 million, net of tax as of September 30, 2016 for probable liabilities and expenses. We estimate the range of those probable liabilities and expenses to be $6.1 million to $40.5 million, net of tax. This estimated range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of taxable benefits under non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved by the Company is insufficient to meet the actual amount of our liability and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operation may be materially adversely affected.

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
September 30, 2016

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

An increase in interest rates will increase the net unrealized loss position of our investment portfolio and may subject us to disintermediation risk. Disintermediation risk is the risk that in a change from a low interest rate period to a significantly higher and increasing interest rate period, policyholders may surrender their policies or make early withdrawals in order to increase their returns, requiring us to liquidate investments in an unrealized loss position (i.e. the market value less the carrying value of the investments). This risk is discussed further in the two risk factors below.

Due to the sustained low interest rate environment, we are anticipating releasing newly priced products to the market that will be more expensive to the customer due to lower investment returns, which is a key pricing assumption. This could result in a decrease in sales due to the product being more expensive.

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

In particular, at September 30, 2016, fixed maturities represented $1,126.9 million or 92.1% of our total investments of $1,223.6 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows resulting from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our consolidated financial statements, as a large portion of our fixed maturities are classified as available-for- sale, with changes in fair value reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. Although at September 30, 2016, approximately 97.0% of our fixed maturities were investment grade with 78.6% rated A or above, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst-case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net income.

Fixed maturity and equity securities classified as available-for-sale are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from our net income.  Our total gross unrealized losses on our available-for-sale securities portfolio at September 30, 2016 were $3.3 million.  The accumulated change in estimated fair value of these securities is recognized in net income when the gain or loss is realized upon sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken.  Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

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
September 30, 2016

We may be required to accelerate the amortization of deferred acquisition costs and the costs of customer relationships acquired, which would increase our expenses and adversely affect our results of operations and financial condition.

At September 30, 2016, we had $166.8 million of deferred policy acquisition costs, or DAC.  DAC represents costs that vary with and are primarily related to the successful sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies.  These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.  Under U.S. GAAP, DAC is generally amortized to income over the lives of the underlying policies, in relation to the premium-paying period of the policies.

In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies.  This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies.  At September 30, 2016, we had $19.5 million of CCRA.  We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

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

Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition.  Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the "reporting unit" level, which is either an operating segment or a business that is one level below the operating segment.  Goodwill is impaired if its carrying value exceeds its implied fair value.  This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units.  If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition.  Goodwill in our consolidated financial statements was $17.3 million as of September 30, 2016.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

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

A number of U.S. jurisdictions have been investigating life insurer practices for compliance with unclaimed property laws. Highly publicized incidents disclosed the practice by certain companies of using data available on the U.S. Social Security Administration's Death Master File or a similar database in order to avoid paying periodic benefits under annuity contracts, but not using the same data base to determine when death benefits were owed. This asymmetric conduct by certain insurers has led a number of jurisdictions to require life insurers to use this same data to identify instances where amounts under life insurance policies and annuity contracts are payable and to locate and pay beneficiaries under such contracts. The National Conference of Insurance Legislators ("NCOIL") has adopted the Model Unclaimed Life Insurance Benefits Act ("Model Act") and several states have adopted legislation that is substantially similar to the Model Act adopted by NCOIL. The Model Act imposes new requirements on insurers to periodically compare their in force life insurance and annuity policies against the Death Master File, investigate any identified matches to confirm the death of the insured and determine whether benefits are due and attempt to locate the beneficiaries or, if no beneficiary can be located, escheat the policy benefit to the respective state government as unclaimed property. The Model Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, and/or administrative penalties. It is also possible that life insurers may be subject to claims regarding their business practices as a result given the legal uncertainty in this area. However, recent court decisions in West Virginia and Florida have upheld the well-established insurance law principal that life insurance policies are not due and payable until the insurance company receives due proof of death, and have further held an insurance company has no duty to search the Death Master File or other databases to determine whether deaths have occurred that have not been reported to the company.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

Our international and domestic markets face significant competition. If we are unable to compete effectively in our markets, our business, results of operations and profitability may be adversely affected.

Our international marketing plan focuses on making available U.S. Dollar-denominated life insurance products to individuals residing in more than 30 countries.  New competition could increase the supply of available insurance, which could affect our ability to price our products at attractive profitable rates to us, thereby adversely affecting our revenues, results of operations and financial condition.  Existing barriers to entry in the foreign markets we serve may not be sufficient to impede potential competitors from entering such markets.  In connection with our business with foreign nationals, we experience competition primarily from the following sources, many of which have substantially greater financial, marketing and other resources than we have:

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
September 30, 2016

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

Since June 2015, our board and executive leadership have undergone significant changes, including: the retirement of our founder, who was our initial Chairman and Chief Executive Officer; the retirement of the founder’s son, who was the successor as Chairman and Chief Executive Officer; and the resignation of a long serving board member and Audit Committee Chairman. These changes led to searches for other key executive roles. The effectiveness of new leaders in these roles, and further transition as a result of these changes, could have a significant impact on our results of operations. Subsequent to the retirement and resignation of Rick D. Riley on June 24, 2016, we rely on our senior executive team comprised of Interim Chief Executive Officer and President, Kay E. Osbourn (age 50), Chief Financial Officer and Treasurer, David S. Jorgensen (age 52) and Chief Legal Officer, Geoffrey M. Kolander (age 40) to develop and execute our operating and marketing plans and strategy for expanding our business.  We anticipate that their expertise will continue to be of substantial value in connection with our business and compliance strategies.  The loss of the services of any of these individuals, or the failure to effectively manage succession or fill key vacancies such as our Chief Actuary position for an extended period of time, could have a significant adverse effect on our business and prospects.  Due to our historical compensation philosophy that has focused primarily on cash compensation and excluded equity-based incentive compensation, employment agreements, change of control agreements or other compensation components of similar publicly traded companies, we face risk that we may limit our ability to retain and effectively incentivize our key executives and our ability to attract directors and new executive talent in the competitive insurance industry. Further, we do not carry key-man insurance policies on any of their lives.

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

Although the U.S. federal government has not historically regulated the insurance business, the Dodd-Frank Act, enacted in July 2010, expands the federal presence in insurance oversight. It's requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance (also known as surplus lines insurance, which is property or casualty insurance written by a company that is not licensed to sell policies of insurance in a given state). This legislation established a new Federal Insurance Office within the U.S. Department of the Treasury with powers over all lines of insurance except health insurance, certain long-term care insurance and crop insurance. The Federal Insurance Office is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters and preempt state insurance measures under certain circumstances. As this Act calls for numerous studies and contemplates further

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

regulation, the future impact of the Act on our results of operations or our financial condition cannot be determined at this time, but could have an adverse impact on profitable operations.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2016

facts and circumstances, it is reasonably possible that we may be required to record a valuation allowance in future reporting periods.  Such an adjustment could have a material adverse effect on our results of operation, financial condition and capital position.

We face a greater risk of money laundering activity associated with sales derived from residents of certain foreign countries.

Some of our top international markets are in countries identified by the U.S. Department of State as jurisdictions of high risk for money laundering. As required by Bank Secrecy Act “(BSA”) regulations applicable to insurance companies, we have developed and implemented an anti-money laundering program that includes policies and procedures for complying with applicable BSA program, reporting and recordkeeping requirements and for deterring, preventing and detecting potential money laundering and other criminal activity (“BSA Program”). Based on an internal risk assessment completed in 2015, we have enhanced our BSA Program with additional controls, such as list screening software beyond sanctions screening required by the Office of Foreign Assets Control (“OFAC”), enhanced payment due diligence and transaction controls. However, there can be no assurance that these enhanced controls will entirely mitigate money laundering risk associated with these jurisdictions.

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
September 30, 2016

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
September 30, 2016

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
September 30, 2016

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
(b) Filed on June 10, 2016 with the Registrants' Current Report on Form 8-K as Exhibit 3.2, and incorporated herein by reference.
(c) Filed on July 15, 2004, with the Registrant's Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Interim CEO & President
(Principal Executive Officer)

		By:	/s/ David S. Jorgensen
David S. Jorgensen
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	November 7, 2016