Form 10-K
period 2016-12-31
CITIZENS INC
filed 2017-04-27
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐    Accelerated filer ☒  Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No

As of June 30, 2016, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $348,812,199.

Number of shares of common stock outstanding as of April 19, 2017.
Class A:  49,080,114
Class B:    1,001,714

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report incorporates by reference certain portions of the definitive proxy materials to be delivered to stockholders in connection with the 2017 Annual Meeting of Shareholders.

THIS PAGE INTENTIONALLY LEFT BLANK

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K are not statements of historical fact and constitute forward-looking statements within the meaning of the federal securities laws, including, without limitation, statements specifically identified as forward-looking statements within this document.  Many of these statements contain risk factors as well.  In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with the approval of the Company, which are not statements of historical fact, constitute forward-looking statements. Examples of forward-looking statements include, but are not limited to:  (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial items, (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements.  Words such as "believes," "anticipates," "assumes," "estimates," "plans," "projects," "could," "expects," "intends," "targeted," "may," "will" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

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

•
Potential changes in amounts reserved for in connection with the noncompliance of a portion of our insurance policies with Sections 7702 under the Internal Revenue Code, the failure of certain annuity contracts to qualify under Section 72(s) of the Internal Revenue Code and the anticipated timing of our filings with the IRS to address these matters;

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

•	Results of litigation we may be involved in;

•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company's products or services;

•	Our concentration of business from persons residing in Latin America and the Pacific Rim;

•	Changes in tax laws;

•	Effects of acquisitions and restructuring, including possible difficulties in integrating and realizing the projected results of acquisitions;

•	Changes in statutory or U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), policies or practices;

•	Changes in leadership among our board and senior management team.

•	Our success at managing risks involved in the foregoing; and

•	The risk factors discussed in "Part 1.-Item 1A- Risk Factors" of this report.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1.   BUSINESS

Overview

Citizens, Inc. (“Citizens” or the "Company") is an insurance holding company incorporated in Colorado serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  We had approximately $1.6 billion of assets at December 31, 2016 and approximately $4.5 billion of insurance in force.  Our core insurance operations include issuing and servicing:

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

We were formed in 1969 by our founder, Harold E. Riley.  Prior to our formation, Mr. Riley had many years of experience in the international and domestic life insurance business.  Historically, our Company has experienced growth through acquisitions in the domestic market and through organic market expansion in the international market.  We strive to generate bottom line returns using knowledge of our niche markets and our well-established distribution channels.

Our business has grown, both internationally and domestically, in recent years, though our profitability has declined.  From 2012 through 2016, revenues rose 21% from $202.8 million in 2012 to $245.4 million in 2016.  During that same period, our assets grew 35% from $1,171.8 million to $1,583.7 million.  During this same period, our net income declined 61% from $4.9 million to $2.0 million, primarily as a result of other than temporary impairments ("OTTI"), expense related to an additional tax liability contingency and higher consulting and legal costs as we proactively addressed the tax liability contingency and undertook an assessment of our business model and strategies. See Item 6.  "Selected Financial Data" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.

Recent Board of Directors and Officer Changes

See Strategic Initiatives below for initiatives that the Company, its Board of Directors (the “Board”) and the executive management team initiated in 2016 and will continue to pursue in 2017.

On June 8, 2016, the Board appointed independent Board member Dr. Robert Sloan, as non-executive Chairman. Dr. Sloan succeeded Rick Riley who became Chairman of the Board in June 2015. Kay Osbourn, Citizens’ President at that time and former Chief Financial Officer, was also unanimously appointed by the Board as interim CEO.

On June 24, 2016, Rick Riley announced his retirement as a Citizens, Inc. employee and his resignation from the Board.

On July 14, 2016, independent director Dr. Terry Maness was elected Chairman of the Audit Committee (the “Audit Committee”) of the Board by the other members of the Audit Committee, succeeding Tim Timmerman who resigned as a director and Chairman of the Audit Committee.

On November 7, 2016, the Company's Board unanimously appointed Geoff Kolander as Chief Executive Officer. Mr. Kolander, joined Citizens in 2006 as General Counsel and most recently had served as Chief Legal Officer and head of Corporate Strategy. The Board also confirmed that Kay Osbourn would continue to serve as the Company's President.

On February 1, 2017, the Company announced the appointment of Terry Festervand, as Chief Operating Officer.

On February 22, 2017, the Company announced the appointment of Gerald W. Shields to fill the open Board seat vacated by former Chairman and Chief Executive Officer Rick D. Riley. Mr. Shields joins the Board with over 37 years of technology experience, including significant life insurance experience as the Senior Vice President and Chief Information Officer of AFLAC, Inc., a leading provider of supplemental insurance. During the last five years, Mr. Shields has served as Director of the IT practice at RE

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Nolan, a management-consulting firm that caters to the insurance, health care, technology, and banking industries. He also currently serves as the Chief Information Officer of FirstCare Health Plans, a provider of comprehensive health care services to health maintenance organization (HMO) subscribers that also owns Southwest Life & Health Insurance Company which offers the FirstCare PPO and life insurance products. Mr. Shields brings to the Board expertise in technology, cybersecurity and insurance operating systems, having significant experience directing these areas throughout his career.

On February 27, 2017, the Company announced the appointment of Frank Keating as a director. Governor Keating is a partner at the law firm of Holland & Knight, LLP. Governor Keating has held significant leadership positions in both the public and private sectors. In addition to serving as Governor of Oklahoma, his career included serving as CEO of the American Bankers Association and prior to that President and CEO of the American Council of Life Insurers, the trade association for the life insurance and retirement security industry. He also has served as Assistant Secretary of the Treasury and Associate Attorney General under President Ronald Reagan. He was later General Counsel and Acting Deputy Secretary for the Department of Housing and Urban Development (HUD) under President George H.W. Bush. During his tenure at the Treasury Department and HUD, he worked on significant issues affecting the banking, insurance and the financial services industries. His law enforcement career included serving as the U.S. Attorney for the Northern District of Oklahoma and as an FBI agent.

Strategic Initiatives

The Company's Board of Directors and new executive management team are assessing the Company's domestic and international business models and business strategies with the assistance and support of external consultants and advisors.  Specifically, we are evaluating the Company's international business model and considering potential options, the current economic and regulatory environment and sustainable business objectives.  Incorporated in our business model review are analyses of (1) new products and our profitability; (2) a potential restructuring of our international business and operations; (3) potential upgrades to our technology systems and operations with a strategic focus on our future business needs and cyber risk; and (4) potential additions to our executive management structure, personnel needs and further compensation incentives.

A prolonged low interest rate period has required us to revisit the benefits and dividends included under many policies offered internationally.  In many cases, policyholders stand to benefit from significantly higher guarantees and dividends under our policies than the financial markets might otherwise offer.  As such, the Company cut discretionary dividends on existing policies in 2016 and created new policies sold internationally to better reflect the prolonged low interest rate environment that we face.

The Company reviews its investment strategies on a quarterly basis for premiums received in order to augment its rate of return.  By combining more conservative interest rate features in our insurance policies with a more diversified investment strategy to improve returns on our investment portfolio, we intend to grow bottom line returns to shareholders.  There is risk that these changes will result in lower demand for new policies, or that the financial markets will make our investment strategy more difficult. Despite the risks, the Company believes that such strategies are in the best interest of our shareholders.

The following pages describe the operations of our three business segments:  Life Insurance, Home Service and Other Non-Insurance Enterprises.  Revenues derived from any single customer did not exceed 10% of consolidated revenues in any of the last three years. For more information about the financial performance of our business segments, see “Note 8 - Segment and Other Operating Information” of the "Notes to Consolidated Financial Statements."

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

International Sales

We focus our sales of U.S. Dollar-denominated ordinary whole life insurance and endowment policies to residents in Latin America and the Pacific Rim.  As of December 31, 2016, we had insurance policies in force in approximately 30 countries, including Venezuela, Colombia, Taiwan, Ecuador and Brazil as our top producing countries. In 2016, international direct premiums comprised approximately 73% of our total direct premiums, and exceeded 10% of our premiums for each of the last three years. We have participated in the foreign marketplace since 1975. We believe positive attributes of our international insurance business include:

•	larger face amount policies typically issued when compared to our U.S. operations, which results in lower administrative costs per unit of coverage;

•
premiums typically paid annually rather than monthly or quarterly, which saves us administrative expenses, accelerates cash flow and results in lower policy lapse rates than premiums with more frequently scheduled payments; and

•	persistency experience and mortality rates that are comparable to our U.S. policies.

We have implemented several policies and procedures to limit the risks of asset and premium loss relating to our international business.  Approvals for policy issuance are made in our Austin, Texas office and policies are issued and delivered to the independent consultants, who deliver the policies to the insureds.  We have no offices, employees or assets outside of the United States.  Insurance policy applications and premium payments are submitted by the independent consultants or customers to us, and we review the applications in our home offices in Austin, Texas.  Premiums are paid in U.S. Dollars by check, wire or credit card.  The policies we issue contain limitations on benefits for certain causes of death, such as homicide.  We have also developed disciplined underwriting criteria, which include medical reviews of applicants as well as background and reference checks.  In addition, we have a claims policy that requires investigation of substantially all death claims.  Furthermore, we perform background reviews and reference checks of prospective independent marketing firms and consultants.

Our independent marketing firms and consultants specialize in marketing life insurance products and generally have several years of insurance marketing experience.  We maintain contracts with the independent marketing firms pursuant to which they provide recruitment, training and supervision of their managers and associates in the service and placement of our products; however, all associates of these firms also contract directly with us as independent contractors and receive their compensation directly from us.  Accordingly, should an arrangement between any independent marketing firm and us be terminated for any reason, we expect that we would seek to continue with the existing marketing arrangements with the associates of these firms.  Our agreements with independent marketing firms and consultants typically provide that they are independent contractors responsible for their own operation expenses and are the representative of the prospective insured.  In addition, the marketing firms guarantee any debts of their associates to us.  The marketing firms receive commissions on all new and renewal policies serviced or placed by them or their associates.  All of these contracts provide that the independent marketing firms and consultants are aware of and responsible for compliance with local laws.

International Products

We offer several ordinary whole life insurance and endowment products designed to meet the needs of our non-U.S. policyowners.  These policies have been structured to provide:

•	U.S. Dollar-denominated cash values that accumulate to a policyholder during his or her lifetime;

•	premium rates that are competitive with or better than most foreign local companies;

•	a hedge against local currency inflation;

•	protection against devaluation of foreign currency;

•	capital investment in a more secure economic environment (i.e., the United States); and

•	lifetime income guarantees for an insured or for surviving beneficiaries.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

Domestic Sales

In 2016, domestic direct premiums comprised approximately 27% of our total direct premiums. The majority of our domestic inforce business results from blocks of business of insurance companies we have acquired over the past 18 years.  Our acquisition transition strategy focuses on the introduction of our cash accumulation ordinary whole life products to independent agents associated with companies we have acquired, while continuing to service the needs of acquired policyholders.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

person as well as with direct mail and Internet sales campaigns.  Although we may be at a competitive disadvantage to these entities, we believe our premium rates and policy features are generally competitive with those of other life insurance companies selling similar types of ordinary whole life insurance.

As of January 1, 2017, we have discontinued sales of all of our domestic life insurance products that are not compliant with Section 7702 of the Internal Revenue Code. Sales of these domestic life insurance products are not material to premium income. We are currently developing compliant products to be sold in the domestic market.

Domestic Home Service Insurance

Our domestic Home Service segment operates in this market through our subsidiaries Security Plan Life Insurance Company ("SPLIC"), Magnolia Guaranty Life Insurance Company ("MGLIC") and Security Plan Fire Insurance Company ("SPFIC"), and focuses on the life insurance needs of the middle and lower income markets, primarily in Louisiana, Mississippi and Arkansas.  Our policies are sold and serviced through a home service marketing distribution system of approximately 333 employee-agents who work on a route system and through over 286 funeral homes and independent agents to sell policies, collect premiums and service policyholders.  To a lesser extent, our Home Service segment sells limited-liability, named peril property policies covering dwelling and contents. In 2016, our Home Service segment comprised 24%, or $47.5 million of our total direct premiums.

Home Service Products and Competition

Our home service insurance products consist primarily of small face amount ordinary whole life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs.  The average life insurance policy face amount issued was approximately $6,600 in 2016; therefore, the underwriting performed on these applications is limited.  Our property coverages are limited to $30,000 maximum coverage on any one dwelling and contents, while content-only coverage and dwelling-only coverage is limited to $20,000. We face competition in Louisiana, Mississippi and Arkansas from other companies specializing in home service distribution of insurance.  We seek to compete based upon our emphasis on personal service to our customers.  We intend to continue premium growth within this segment via direct sales and acquisitions.

Other Non-Insurance Enterprises

Other Non-insurance Enterprises includes Computing Technology, Inc., which provides data processing services to the Company, and Insurance Investors, Inc., which provides aviation transportation to the Company, though the Company-owned airplane is not being used and is for sale.  This segment also includes the results of Citizens, Inc., the parent Company.

Operations and Technology

Our administrative operations principally serve our life insurance segment and are conducted primarily at our executive offices in Austin, Texas through approximately 134 administrative, operating and underwriting personnel.  Our Home Service operations are conducted to a large degree from our district offices in Louisiana, Arkansas and Mississippi, as well as our service center in Donaldsonville, Louisiana. At our executive offices, we also perform policy design, marketing oversight, underwriting, accounting and reporting, actuarial, customer service, claims processing, administrative and investing activities.

We have a single integrated system for our entire Company, which is a centrally-controlled, mainframe-based administrative system.  Functions of our policy administrative system include policy set up, administration, billing and collections, commission calculation, valuation, automated data edits, storage backup, image management and other related functions.  Each company we acquire is ultimately converted onto our administrative system.  This system has been in place for more than 30 years and has been updated on an ongoing basis, as technology has evolved.

We are currently reviewing technology options to transition from our legacy administration system to an upgraded, modernized technology platform that will service our needs into the future. On February 1, 2017, we went live with a modernized claims system. We are also currently converting our actuarial valuation from a third party service provider to an actuarial valuation modeling software system purchased from a vendor.

Enterprise Risk Management

The Company has an enterprise risk management function (“ERM”) that is charged with providing analyses of the Company’s risks on an individual and aggregated basis and with ensuring that the Company’s risks remain within its risk appetite and tolerances.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

Enterprise Risk Management Structure and Governance

Effective risk oversight is an important priority for the Company’s Board of Directors and senior management team. While it is the job of the CEO and senior management to assess and manage the Company’ risk exposure through ERM, in accordance with NYSE requirements, the Audit Committee of the Board of Directors is charged with discussing guidelines and policies to govern the process by which ERM is handled. The Audit Committee periodically discusses the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures.

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

In addition to the Audit Committee, the Compensation Committee considers the risks and rewards that may be implicated by our executive compensation philosophy and programs, and the Nominating and Corporate Governance Committee oversees the Company’s governance practices, director succession and committee composition and leadership to manage risks associated with corporate governance. Although risk oversight is conducted primarily through committees of the Board, the full Board has retained responsibility for general oversight of risks. The Board satisfies this responsibility through full reports by each committee chair regarding the committees’ considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within the Company.

Regulation

Our U.S. insurance operations are subject to a wide variety of laws and regulations.  State insurance laws establish supervisory agencies with broad regulatory authority to regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of each state in which they are licensed.  In addition, U.S. laws, such as the USA Patriot Act of 2001, the Foreign Corrupt Practices Act (“FCPA”), the Gramm-Leach-Bliley Act of 1999, the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act ("the Dodd-Frank Act"), are examples of U.S. regulations that affect our business.  We are subject to comprehensive regulations under the USA Patriot Act and the Bank Secrecy Act with respect to money laundering, as well as federal regulations regarding privacy and confidentiality.  Our insurance products and thus our businesses also are affected by U.S. federal, state and local tax laws.  The Dodd-Frank Act focuses on financial reform and has resulted in changes to the regulation of institutions operating in the financial services industry, including the Company.  Its requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance (also known as surplus lines insurance, which is property or casualty insurance written by a company that is not licensed to sell policies of insurance in a given state) and establishing a new Federal Insurance Office within the U.S. Department of the Treasury with powers over all lines of insurance except health insurance, certain long-term care insurance and crop insurance. The Federal Insurance Office is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters and preempt state insurance measures under certain circumstances. The Dodd-Frank Act calls for numerous studies and

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

significant rulemaking across numerous federal agencies, some of which has been implemented. The rulemaking process going forward may change with the new presidential administration. We are currently unable to determine the ultimate impact of the Dodd-Frank Act on our business, results of operations, liquidity and capital resources.

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

Generally, all foreign countries in which we offer insurance products require a license or other authority to conduct insurance business in that country. Some of these countries also require that local regulatory authorities approve the terms of any insurance product sold to residents of that country. We have never qualified to do business in any foreign country and have never submitted our insurance policies issued to residents of foreign countries for approval by any foreign or domestic insurance regulatory agency. We sell our policies to residents of foreign countries using foreign independent marketing firms and independent consultants, and we rely on our independent consultants to comply with laws applicable to them in marketing our insurance products in their respective countries. We have undertaken a comprehensive compliance review of risks associated with the potential application of foreign laws to our sales of insurance policies in foreign countries. The application of foreign laws to our sales of insurance policies in foreign countries varies by country. There is a lack of uniform regulation, lack of clarity in certain regulations and lack of legal precedent in addressing circumstances similar to ours. The preliminary results of our compliance review have confirmed the previously disclosed risks related to foreign insurance laws associated with our current business model, at least in certain jurisdictions, as described in detail in “Item 1A - Risk Factors - Risks Relating to our Business.” Depending on the ultimate outcome of our ongoing compliance review, we may explore alternatives to our current business model in one or more jurisdictions, including withdrawing from a particular market. We cannot assure you that any of these laws, regulations, or application of them by foreign regulatory authorities, or any change in our business model, will not have a material adverse effect on our ability to market our products through our independent marketing consultants and, in turn, on our results of operations and financial condition.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

Potential Changes in Regulation

Government actions under the new presidential administration and congress could significantly impact the regulations to which we are subject. As part of a comprehensive reform of financial services regulation known as the Dodd-Frank Act, Congress established an office within the federal government to collect information about the insurance industry, recommend standards, and represent the United States in dealing with foreign insurance regulators. There can be no assurances under the new presidential administration that the Dodd-Frank Act will remain intact in part or in whole and as such, we cannot predict the impact that potential changes could have on the insurance industry and the Company.

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

The majority of our direct premiums, approximately 73% in 2016, are from foreign countries, primarily those in Latin America and the Pacific Rim.  These sales are made through independent consultants who are located in these foreign countries. Many of these countries have a history of political instability, including regime changes, political uprisings, currency fluctuations and anti-democratic or anti-U.S. policies. There is a risk that political instability in these countries could have a material adverse effect on the ability of people living in these countries to purchase our insurance policies or our ability to sell our policies in those countries through our independent consultants or otherwise. Our Company’s future sales and financial results depend upon avoiding significant regulatory restraints on receiving insurance policy applications and premiums from, and issuing insurance policies to, residents outside of the United States.

Currency control laws or other currency exchange restrictions in foreign countries could materially adversely affect our revenues by imposing restrictions on asset transfers outside of a country where our insureds reside. Difficulties in transferring funds from or converting currencies to U.S. dollars in certain countries could prevent our insureds in those countries from purchasing or paying premiums on our policies. There can be no assurance that such restrictions will not be imposed and that our revenues, results of operations and financial condition will not be materially adversely affected if they do occur.

We also face risks associated with the application of foreign laws to our sales of policies to residents in foreign countries. Generally, all foreign countries in which we offer insurance products require a license or other authority to conduct insurance business in that country. Some of these countries also require that local regulatory authorities approve the terms of any insurance product sold to residents of that country. We have never sought to qualify to do business in any foreign country and have never submitted the insurance policies that we issue to residents of foreign countries for approval by any foreign or domestic insurance regulatory

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

agency. Traditionally, we have sought to address risks associated with the potential application of foreign laws to our sales of insurance policies in our foreign markets by, among other things, not locating any of our offices or assets in foreign countries, selling policies only through independent consultants rather than our own employees, requiring that all applications for insurance be submitted to and accepted only in our offices in the U.S., and requiring that policy premiums be paid to us only in U.S. Dollars.  We rely on our independent consultants to comply with laws applicable to them in marketing our insurance products in their respective countries.

We have undertaken a comprehensive compliance review of risks associated with the potential application of foreign laws to our sales of insurance policies in foreign countries. The application of foreign laws to our sales of insurance policies in foreign countries varies by country. There is a lack of uniform regulation, lack of clarity in certain regulations and lack of legal precedent addressing circumstances similar to ours. The preliminary results of our compliance review have confirmed the previously disclosed risks related to foreign insurance laws associated with our current business model, at least in certain foreign countries. There are risks that a foreign government could determine under its existing laws that its residents may not purchase life insurance from us unless we become qualified to do business in that country or unless our policies purchased by its residents receive prior approval from its insurance regulators. There also is a risk that foreign regulators may become more aggressive in enforcing any perceived violations of their laws and seek to impose monetary fines, criminal penalties, and/or order us to cease our sales in that jurisdiction. There is no assurance that, if a foreign country were to deem our sales of policies in that country to require that we qualify to do business in that country or submit our policies for approval by that country’s regulatory authorities, we would be able to, or would conclude that it is advisable to, comply with those requirements.  Any determination by a foreign country that we or our policy sales are subject to regulation under their laws, or any actions by a foreign country to enforce such laws more aggressively, could therefore have a material adverse effect on our ability to sell policies in that country and, in turn, on our results of operations and financial condition. Depending on the ultimate outcome of our compliance review, we may explore alternatives to our current business model in one or more jurisdictions, including withdrawing from a particular market.

Any disruption to the marketing and sale of our policies to residents of a foreign country, resulting from the action of foreign regulatory authorities or otherwise, could have a material adverse effect on our results of operations and financial condition.

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

We previously announced that we determined that a portion of the life and annuity insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. To the extent that these policies had unreported income build-up, we may be liable to the IRS for failure to withhold taxes or to notify policyholders of their obligation to pay taxes directly to the IRS. We have undertaken an analysis of our potential liability to the IRS arising from this matter, as well as other expenses we may incur to remediate (i.e., conform to the requirements of the IRS) certain previously issued domestic life insurance and annuity policies and to address any missed reporting for policies issued to non-U.S. citizens and have established a best estimate reserve of $14.4 million, net of tax as of December 31, 2016 for probable liabilities and expenses. The probability weighted range of financial estimates relative to this issue is $7.5 million to $44.8 million, net of tax. This estimated range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, the methodology applicable to the calculation of taxable benefits under non-compliant policies and the amount of time and resources we will require from external advisors who are assisting us with resolving these issues. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved is insufficient to meet the actual amount of our liabilities and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operations may be materially adversely affected.

The Company currently expects to submit required filings with the IRS in 2017 to address all affected policies, though there can be no assurance that this process will be completed within this anticipated timeframe.

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

Economic uncertainty has recently been exacerbated by the increased potential for default by one or more European sovereign debt issuers, the potential partial or complete dissolution of the Eurozone and its common currency, Brexit, potential changes in U.S. international trade policies and agreements and the negative impact of such events on global financial institutions and capital markets generally.  Actions or inactions of European governments may impact these actual or perceived risks. Future actions or inactions of the United States government, including a shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets.

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

If interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured, prepaid, been sold, or called at lower yields, reducing our investment margin.  Our fixed income bond portfolio is exposed to interest rate risk as a significant portion of the portfolio is callable.  Lowering interest crediting rates can help offset decreases in investment margins on some of our products.  However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates, and may not match the timing or magnitude of changes in asset yields.

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

Due to the sustained low interest rate environment, we re-priced certain products at the end of 2016 that result in lower potential investment returns for our customers, which is a key pricing assumption. This price increase could result in a decrease in sales that may negatively impact our revenues and profitability.

Our investment portfolio is subject to various risks that may result in realized and unrealized investment losses. In particular, decreases in the fair value of fixed maturities may significantly reduce the value of our investments, and as a result, our financial condition may suffer.

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

In particular, at December 31, 2016, fixed maturities represented $1,128.7 million or 92.4% of our total investments of $1,222.1 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows resulting from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our consolidated financial statements, as a large portion of our fixed maturities are classified as available-for- sale, with changes in fair value reflected in our stockholders' equity (accumulated other

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. Although at December 31, 2016, approximately 97.2% of our fixed maturities were investment grade with 78.2% rated A or above, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could be downgraded (with a concurrent decrease in fair value) and, in a worst-case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.
Valuation of our investments and the determination of whether a decline in the fair value of our invested assets is other-than-temporary are based on estimates that may prove to be incorrect.
U.S. GAAP requires that when the fair value of any of our invested assets declines and the decline is deemed to be other-than-temporary, we recognize a loss in either other comprehensive income or in our statement of income based on certain criteria in the period for which the determination is made. The determination of the fair value of certain invested assets, particularly those that do not trade on a regular basis, requires an assessment of available data and the use of assumptions and estimates. Once it is determined that the fair value of an asset is below its carrying value, we must determine whether the decline in fair value is other-than-temporary, which is based on subjective factors and involves a variety of assumptions and estimates.
There are risks and uncertainties associated with determining whether declines in market value are other-than-temporary. These include significant changes in general economic conditions and business markets, trends in certain industry segments, interest rate fluctuations, rating agency actions, changes in significant accounting estimates and assumptions and legislative actions. In the case of mortgage- and asset-backed securities, there is added uncertainty as to the performance of the underlying collateral assets. To the extent that we are incorrect in our determination of the fair value of our investment securities or our determination that a decline in their value is other-than-temporary, we may realize losses that never actually materialize or may fail to recognize losses within the appropriate reporting period.

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net income.

Fixed maturity and equity securities classified as available-for-sale are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from our net income.  Our total gross unrealized losses on our available-for-sale securities portfolio at December 31, 2016 were $9.4 million.  The accumulated change in estimated fair value of these securities is recognized in net income when the gain or loss is realized upon sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken.  Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

Our actual claims losses may exceed our reserves for claims, and we may be required to establish additional reserves, which in turn may adversely impact our results of operations and financial condition.

We maintain reserves to cover our estimated exposure for claims relating to our issued insurance policies.  Reserves, whether calculated under U.S. generally accepted accounting principles or statutory accounting practices prescribed by various state insurance regulators, do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections, of what we expect claims will be based on mortality assumptions that are determined by various regulatory authorities.  Many reserve assumptions are not directly quantifiable, particularly on a prospective basis.  In addition, when we acquire other domestic life insurance companies, our assessment of the adequacy of acquired policy liabilities is subject to our estimates and assumptions.  Reserve estimates are refined as experience develops, and adjustments to reserves are reflected in our statements of operations for the period in which such estimates are updated.  Because establishing reserves is an inherently uncertain process involving estimates of future losses, future developments may require us to increase policy benefit reserves, which may have a material adverse effect on our results of operations and financial condition in the periods in which such increases occur.

Unanticipated increases in early policyholder withdrawals or surrenders could negatively impact liquidity.

A primary liquidity concern is the risk of unanticipated or extraordinary early policyholder withdrawals or surrenders. Our insurance policies include provisions, such as surrender charges, that help limit and discourage early withdrawals, and we track and manage liabilities and attempt to align our investment portfolio to maintain sufficient liquidity to support anticipated withdrawal demands. However, early withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, including changes in economic conditions, changes in policyholder behavior or financial needs, changes in relationships with our independent

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

consultants, changes in our claims-paying ability, or increases in surrenders among policies that have been in force for more than fifteen years and are no longer subject to surrender charges. Any of these occurrences could adversely affect our liquidity, profitability and financial condition.

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

Catastrophes may adversely impact liabilities for policyholder claims and reinsurance availability.

Our insurance operations are exposed to the risk of catastrophic events. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, tsunamis and man-made catastrophes may produce significant damage or loss of life in larger areas, especially those that are heavily populated. Claims resulting from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. In addition, catastrophic events could harm the financial condition of issuers of obligations we hold in our investment portfolio, resulting in impairments to these obligations, and the financial condition of our reinsurers, thereby increasing the probability of default on reinsurance recoveries. Large-scale catastrophes may also reduce the overall level of economic activity in affected countries, which could hurt our business and the value of our investments or our ability to sell new policies.

Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths, especially if concentrated in our top foreign markets. A significant pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output and, eventually, on the financial markets. In addition, a pandemic that affected our employees, our policyholders, our independent consultants or other companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses experienced by us. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

We may be required to accelerate the amortization of deferred acquisition costs and the costs of customer relationships acquired, which would increase our expenses and adversely affect our results of operations and financial condition.

At December 31, 2016, we had $167.8 million of deferred policy acquisition costs, or DAC.  DAC represents costs that vary with and are primarily related to the successful sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies.  These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.  Under U.S. GAAP, DAC is amortized to income over the lives of the underlying policies, in relation to the premium-paying period of the policies.

In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies.  This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies.  At December 31, 2016, we had $19.4 million of CCRA.  We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

Our recoverability of DAC and CCRA generally depends upon anticipated profits from investments, surrender and other policy charges, mortality, morbidity, persistency and maintenance expense margins.  For example, if our insurance policy lapse and surrender rates were to exceed the assumptions upon which we priced our insurance policies, or if actual persistency proves to be less than our persistency assumptions, especially in the early years of a policy, we might be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy.  We regularly review the quality of our DAC and CCRA

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

to determine if they are recoverable from future income.  If these costs are not recoverable, the amount that is not recoverable is charged to expenses in the financial period in which we make this determination.

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

Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition.  Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the "reporting unit" level, which is either an operating segment or a business that is one level below the operating segment.  Goodwill is impaired if its carrying value exceeds its implied fair value.  This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units.  If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition.  Goodwill in our consolidated financial statements was $17.3 million as of December 31, 2016.

Due to changes in certain accounting standards issued by the Financial Accounting Standards Board (“FASB”) which become effective for the first fiscal year beginning after December 15, 2019 (subject to early adoption), all or a portion of the $4.6 million in goodwill value of our Home Services segment may become impaired. The impairment methodology within the FASB Accounting Standards Codification ("ASC") Topic 350, Intangibles-Goodwill and Other ("ASC 350") follows a quantitative two step process. In the first step of the goodwill impairment test, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment.

In the second step, the Company performs a hypothetical purchase price allocation to measure impairment. If the hypothetical purchase price allocation of the reporting unit is lower than the goodwill value, an impairment loss is recognized in an amount equal to that difference.

Management’s determination of the fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations based on assumptions that market participants would make in valuing the reporting unit. Other assumptions can include levels of economic capital, future business growth, and earnings projections.

In 2016, the Company's Home Service Segment failed the first step and thus the second impairment step had to be performed. The Company's Home Service Segment passed step two, so the goodwill value for the Home Service Segment of $4.6 million was not impaired.

On January 26, 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment. An entity will no longer perform a hypothetical purchase price allocation to measure impairment, eliminating step two. Instead, impairment will be measured using the difference of the carrying amount to the fair value of the reporting unit. The ASU is effective prospectively for annual and interim periods in fiscal year beginning after December 15, 2019, but early adoption is permitted for goodwill impairment tests with measurement dates after January 1, 2017.

With the elimination of step two, there is risk that in the Home Service Segment all or a portion of the goodwill value could be impaired upon adoption of the ASU.

Our conversion to a new actuarial valuation system is not yet complete and contains known uncertainties that could result in identification of additional errors in our financial reporting.

As discussed in Note 1 - Correction of Immaterial Errors and Reclassification of Certain Amounts to the Consolidated Financial Statements, the Company is in the process of converting its actuarial valuation from a third party service provider to an actuarial valuation modeling software system purchased from a vendor. In connection with our ongoing actuarial valuation conversion, certain legacy system errors were discovered. As of December 31, 2016, the known errors have been quantified by the Company.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The errors in valuing DAC and future policy benefits caused the Company to understate amortization of DAC over several years and to overstate the increase in future policy benefit reserves during the same periods, resulting in an overstatement of DAC of $0.3 million and an overstatement of future policy benefits of $7.9 million at December 31, 2015. The cumulative errors have been corrected through retained earnings as of January 1, 2014, the earliest period presented, with an increase to retained earnings of $3.4 million.

As part of this conversion, the Company could identify additional differences that will be evaluated in future periods for financial reporting purposes.  The conversion to the new system is expected to be completed in 2017.

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

•
disputes with our independent marketing firms, independent consultants and employee-agents over compensation, termination of contracts, noncompliance with applicable laws and regulations and related claims;

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

A number of U.S. jurisdictions have been investigating life insurer practices for compliance with unclaimed property laws. Highly publicized incidents disclosed the practice by certain companies of using data available on the U.S. Social Security Administration's Death Master File or a similar database in order to avoid paying periodic benefits under annuity contracts, but not using the same data base to determine when death benefits were owed. This asymmetric conduct by certain insurers has led a number of jurisdictions to require life insurers to use this same data to identify instances where amounts under life insurance policies and annuity contracts are payable and to locate and pay beneficiaries under such contracts. The National Conference of Insurance Legislators ("NCOIL") has adopted the Model Unclaimed Life Insurance Benefits Act ("Model Act") and several states have adopted legislation that is substantially similar to the Model Act adopted by NCOIL. The Model Act imposes new requirements on insurers to periodically compare their in force life insurance and annuity policies against the Death Master File, investigate any identified matches to confirm the death of the insured and determine whether benefits are due and attempt to locate the beneficiaries or, if no beneficiary can be located, escheat the policy benefit to the respective state government as unclaimed property. The Model Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, and/or administrative penalties. It is also possible that life insurers may be subject to claims regarding their business practices as a result given the legal uncertainty in this area. However, court decisions in West Virginia and Florida have upheld the well-established insurance law principal that life insurance policies are not due and payable until the insurance company receives due proof of death, and have further held an insurance company has no duty to search the Death Master File or other databases to determine whether deaths have occurred that have not been reported to the company.

Despite the fact we have no history of the asymmetric conduct in question, we have received notices from the Louisiana Department of Treasury, the Arkansas Auditor of State and the Texas State Comptroller, indicating they intend to audit Citizens, Inc. and certain of its affiliates for compliance with unclaimed property laws.  The audits may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to our Company's procedures for the identification and escheatment of abandoned property.  At this time, our Company is not able to estimate any of these possible amounts.

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

Our reinsurance facilities are generally subject to annual renewal.  We may not be able to maintain our current reinsurance facilities and, even if highly desirable or necessary, we may not be able to obtain replacement reinsurance facilities in adequate amounts or at rates economic to us.  If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposures would increase or, if we are unwilling or unable to bear an increase in net exposures, we may have to reduce the level of our underwriting commitments.  In addition, our reinsurance facilities may be canceled for new business, pursuant to their terms, upon the occurrence of certain specified events, including a change of control of our Company (generally defined as the acquisition of 10% or more of our voting equity securities) or the failure of our insurance company subsidiaries to maintain the minimum required levels of statutory surplus.  Any of these potential developments could materially adversely affect our revenues, results of operations and financial condition.

In 2016, we reinsured $522.8 million of the face amount of our life insurance policies.  Amounts reinsured in 2016 represented 10.5% of the face amount of direct life insurance in force in that year.  Although the cost of reinsurance is, in some cases, reflected in premium rates, under certain reinsurance agreements, the reinsurer may increase the rate it charges us for reinsurance.  If our cost of reinsurance were to increase, we might not be able to recover these increased costs, and our results of operations and financial condition could be materially adversely affected.  See Note 5 to the Company's Consolidated Financial Statements.

Our international and domestic markets face significant competition. If we are unable to compete effectively in our markets, our business, results of operations and profitability may be adversely affected.

Our international marketing plan focuses on making available U.S. Dollar-denominated life insurance products to individuals residing in more than 30 countries.  New competition could increase the supply of available insurance, which could adversely affect our ability to price our products at attractive profitable rates and thereby adversely affect our revenues, results of operations and financial condition.  Existing barriers to entry in the foreign markets we serve may not be sufficient to impede potential competitors from entering such markets.  In connection with our business with foreign nationals, we experience competition primarily from the following sources, many of which have substantially greater financial, marketing and other resources than we have:

•	Foreign operated companies with U.S. Dollar-denominated policies. We face direct competition from companies that operate in the same manner as we operate in our international markets.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

As of January 1, 2017, we have discontinued sales of all of our domestic life insurance products that are not compliant with Section 7702 of the Internal Revenue Code. We are currently developing compliant products to be sold in the domestic market. We expect 2017 sales to decline due to lack of compliant products to sell and we are unsure of the impact this will have on our domestic distribution sources.
There may be adverse tax, legal or financial consequences if our sales representatives are determined not to be independent contractors.
Our sales representatives are independent contractors who operate their own businesses. Although we believe that we have properly classified our representatives as independent contractors, there is nevertheless a risk that the IRS, foreign agency, a court or other authority will take the different view that our sales representatives should be treated like employees. Furthermore, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact-sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status and misclassification of independent sales representatives are subject to change or interpretation.
If there is a change in the manner in which our independent contractors are classified or  an adverse determination with respect to some or all of our independent contractors by a court or governmental agency, we could incur significant costs in complying with such laws and regulations, including in respect of tax withholding, social security payments, government and private pension plan contributions and recordkeeping, or we may be required to modify our business model, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, there is the risk that we may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with applicable federal, state, local or foreign laws.

Changes among our board and senior management team, or the failure to fill key vacancies or effectively manage succession, could hinder our operations, marketing and business strategy and adversely impact our results of operations, financial condition or prospects.

Significant changes have occurred recently in our board and executive leadership, including: the retirement in 2015 of our founder, who was our initial Chairman and Chief Executive Officer; the retirement in 2016 of our founder’s son, who succeeded our founder as Chairman and Chief Executive Officer; the resignation in 2016 of a long-serving board member and Audit Committee Chairman; the appointment in 2016 of a new Chairman of the Board; the appointment in 2016 of our former Chief Legal Officer Geoffrey

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

M. Kolander as our Chief Executive Officer; and the appointments in 2017 of a new Chief Operating Officer and two new independent directors. The effectiveness of new leaders in these roles, and further transition as a result of these changes, could have a significant impact on our results of operations, financial condition and prospects. We rely on our senior executive team comprised of Chief Executive Officer Geoffrey M. Kolander (age 41), President Kay E. Osbourn (age 50) and Vice President, Chief Financial Officer and Treasurer David S. Jorgensen (age 53) to develop and execute our operating and marketing plans and strategy for expanding our business.  We anticipate that their expertise will continue to be of substantial value in connection with our business and compliance strategies.  The loss of the services of any of these individuals, or the failure to effectively manage succession or fill key vacancies for an extended period of time, could have a significant adverse effect on our business and prospects.  Historically, our compensation philosophy focused primarily on cash compensation and excluded equity incentive compensation, employment agreements, change of control agreements or other compensation components that are common among similar publicly traded companies. While we recently entered into employment and change of control agreements with our top three executives, the agreements still provide only for cash compensation, and there is no assurance that these executives will complete the term of their employment agreements or that the Company will renew the agreements upon expiration. Our ability to retain and effectively incentivize our key executives and our ability to attract directors and new executive talent in the competitive insurance industry may be limited. Further, we do not carry key-man insurance policies on any of their lives.

We are subject to extensive governmental regulation in the United States, which is subject to change and may increase our costs of doing business, restrict the conduct of our business and negatively impact our results of operations, liquidity and financial condition.

We are subject to extensive regulation and supervision in U.S. jurisdictions where we do business, including state insurance regulations and U.S. federal securities, tax, financial services, privacy, anti-money laundering, bank secrecy, anti-corruption and foreign asset control laws.  Insurance company regulation is generally designed to protect the interests of policyholders, with substantially lesser protections to shareholders of the regulated insurance companies.  To that end, all the states in which we do business have insurance regulatory agencies with broad legal powers with respect to licensing companies to transact business; mandating capital and surplus requirements; regulating trade and claims practices; approving policy forms; and restricting companies' ability to enter and exit markets.

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

Although the U.S. federal government historically has not regulated the insurance business, legislation proposing federal regulation of insurance has been proposed from time to time and the Dodd-Frank Act enacted in 2010 expanded the federal presence in insurance oversight. Its requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance (also known as surplus lines insurance, which is property or casualty insurance written by a company that is not licensed to sell policies of insurance in a given state) and establishing a new Federal Insurance Office within the U.S. Department of the Treasury with powers over all lines of insurance except health insurance, certain long-term care insurance and crop insurance. The Federal Insurance Office is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters and preempt state insurance measures under certain circumstances. The Dodd-Frank Act calls for numerous studies and significant rulemaking across numerous federal agencies, some of which has been implemented. The rulemaking process going forward may change with the new presidential administration. We are currently unable to determine the ultimate impact of the Dodd-Frank Act on our business, results of operations, liquidity and capital resources.

Our failure to maintain effective information systems could adversely affect our business.

We must maintain and enhance our existing information systems and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

Failures of disclosure controls and internal control over financial reporting could materially and adversely affect our business, financial condition and results of operations, impair our ability to timely file reports with the SEC and subject us to litigation and/or regulatory scrutiny and penalties.

We maintain disclosure controls and procedures designed to ensure that we timely report information as specified in SEC rules and regulations. We also maintain a system of internal control over financial reporting. However, these controls may not achieve, and in some cases have not achieved, their intended objectives. Control processes that involve human diligence and compliance, such as our disclosure controls and procedures and internal control over financial reporting, are subject to lapses in judgment and breakdowns. Controls that rely on models may be subject to inadequate design or inaccurate assumptions or estimates.  Controls also can be circumvented by collusion or improper management override of such controls. Because of such limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected, and that information may not be reported on a timely basis. The failure of our controls to be effective could have a material adverse effect on our business, financial condition, results of operations and the market for our common stock, and could subject us to litigation, regulatory scrutiny and/or penalties.

As disclosed in Part II, Item 9A of this Annual Report on Form 10-K, we have identified control deficiencies in our disclosure controls and financial reporting process that constitute material weaknesses and for which remediation is still in process as of December 31, 2016. If we fail to design effective controls, fail to remediate control deficiencies or fail to otherwise maintain effective internal controls over financial reporting in the future, such failures could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors to lose confidence in our financial statements, have a negative effect on the trading price of our common stock, limit our ability to obtain financing if needed or increase the cost of any financing we may obtain.  In addition, these failures may negatively impact our business, financial condition and results of operations, impair our ability to timely file our periodic reports with the SEC, subject us to litigation and regulatory scrutiny and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

Some of our top international markets are in countries identified by the U.S. Department of State as jurisdictions of high risk for money laundering. As required by Bank Secrecy Act ("BSA”) regulations applicable to insurance companies, we have developed and implemented an anti-money laundering program that includes policies and procedures for complying with applicable BSA program, reporting and recordkeeping requirements and for deterring, preventing and detecting potential money laundering and other criminal activity (“BSA Program”). Based on a prior internal risk assessment, we have enhanced our BSA Program with additional controls, such as list screening software beyond sanctions screening required by the Office of Foreign Assets Control (“OFAC”), enhanced payment due diligence and transaction controls. However, there can be no assurance that these enhanced controls will entirely mitigate money laundering risk associated with these jurisdictions.

Risks Relating to Our Capital Stock

If our foreign policyholders reduced or ceased participation in our Stock Investment Plan (the “Plan”) or if a securities regulatory authority were to deem the Plan's operation contrary to securities laws, the volume of Class A common stock purchased on the open market through the Plan, and the price of our Class A common stock, could fall.

More than 95% percent of the shares of Class A common stock purchased under the Plan in 2016 were purchased by foreign holders of life insurance policies (or related brokers); the remaining 5% of the shares of Class A common stock purchased under the Plan in 2016 were purchased by approximately 2,123 participants resident in the United States. The Plan is registered with the SEC pursuant to a registration statement under the Securities Act of 1933, but is not registered under the laws of any foreign jurisdiction.  If a foreign securities regulatory authority were to determine the offer and sale of our Class A common stock under the Plan were contrary to applicable laws and regulations of its jurisdiction, such authority may issue or assert a fine, penalty or cease and desist order against us in that foreign jurisdiction. There is a risk our Class A common stock price could be negatively impacted by a decrease in participation in the Plan.  If fewer policyholders elect to participate in the Plan, or our international premium collections were to decrease as a result of regulatory, economic, or marketing impediments, the trading volume of our Class A common stock may decline from its present levels, the demand for our Class A common stock could be negatively impacted and the price of our Class A common stock could fall.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Control of our Company, through the ownership of our Class B Common Stock, may transfer from our founder to a 501(c)(3) charitable foundation established by our founder, and we cannot determine whether any change in our management, operations, or operating strategies will occur as a result of such an ownership change.

Harold E. Riley, our founder and Chairman Emeritus, is the beneficial owner of 100% of our Class B common stock, which is held in the name of the Harold E. Riley Trust ("Trust"), of which he serves as Trustee.  Our Class A and Class B common stock are identical in all respects, except the Class B common stock elects a simple majority of the Board and receives one-half of any cash dividends paid, on a per share basis, to the Class A shares.  Therefore, Mr. Riley controls our Company.  The Class A common stock elects the remainder of the Board.  The Trust documents provide that upon Mr. Riley's death, the Class B common stock will be transferred from the Trust to the Harold E. Riley Foundation, a charitable organization established under 501(c)(3) of the Internal Revenue Code (the "Foundation").   The Foundation is organized as a public support charity for the benefit of its charitable beneficiaries, Baylor University and Southwestern Baptist Theological Seminary. The Foundation is governed by 11 trustees, five of which are appointed by its sole member, Harold Riley, three of which are appointed by Baylor University and three of which are appointed by Southwestern Baptist Theological Seminary. The trustees appointed by Harold Riley include himself, Dottie Riley and Rick Riley. In addition, the Trust documents provide that Mr. Riley may at any time transfer the Class B common stock held by the Trust to the Foundation.  It is unclear what, if any, changes would occur to our board, management, or corporate operating strategies as a result of different ownership of our Class B common stock. A transfer of our Class B common stock from the Trust also may trigger certain “change in control” provisions in the employment agreements of our top three executives. Under each employment agreement, a “change in control" includes, among other things (1) the transfer of at least a majority of the Company’s Class B Common Stock from the Harold E. Riley Trust to an individual other than Harold E. Riley, an entity not beneficially owned by Harold E. Riley or a trust not controlled by Harold E. Riley and (2) the exercise of a power of attorney granted by Harold E. Riley over the Company’s Class B Common Stock. Upon a termination by Citizens without cause or the executive’s voluntary termination with Good Reason, in each case other than within the ninety (90) day period prior to the consummation of a change in control or within one (1) year following a change in control, each executive is entitled to certain cash payments and benefits.

There are a substantial number of our shares of Class A common stock issued to our executive officers and directors which are eligible for future sale in the public market.  The sale of these shares could cause the market price of our Class A common stock to fall.

There were 49,080,114 shares of our Class A common stock issued and outstanding as of December 31, 2016.  Our executive officers and directors owned approximately 2,480,354 shares of our Class A common stock as of December 31, 2016, representing approximately 5.0% of our then outstanding Class A common stock.  Almost all of these shares have been registered for public resale and generally may be sold freely.  In the event of a sale of some or all of these shares or the perceived sale of these shares, the market price of our Class A common stock could fall substantially.

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

Item 3.   LEGAL PROCEEDINGS

On or about March 16, 2017, Juan Gamboa filed a putative class action lawsuit against the Company and five of its current and former directors and executive officers in the United States District Court, Western District of Texas. The lawsuit alleges the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and/or misleading statements, as well as failing to disclose material adverse facts about the Company’s business, operations and prospects.  The complaint seeks an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company’s common stock between March 11, 2015 and March 8, 2017, inclusive.  The Company believes that the lawsuit is without merit, and it intends to vigorously defend against all claims asserted.  At this time, the Company is unable to reasonably estimate the outcome of this litigation.

In the normal course of business, the Company is subject to various legal and regulatory actions which are immaterial to the Company's financial statements. For more information about the risks related to litigation and regulatory actions, please see the risk factor titled “We are a defendant in lawsuits, which may adversely affect our financial condition and detract from the time

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

our management is able to devote to our business, and we are subject to risks related to litigation and regulatory matters.” in Item 1A. Risk Factors.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol CIA.

Quarterly high and low closing prices per share of our Class A common stock as reported by the NYSE are shown below.

	2016		2015
Quarter Ended	High	Low	High	Low
March 31	7.82	6.16	7.89	6.03
June 30	8.41	7.07	7.97	5.37
September 30	10.92	7.41	7.52	5.96
December 31	11.69	7.51	10.05	7.17

Equity Security Holders

The number of stockholders on record on April 19, 2017 was as follows:

•	Class A Common Stock - 98,946

•	Class B Common Stock - 1

We have never paid cash dividends on our Class A or B common stock and do not expect to pay cash dividends in the foreseeable future.  For restrictions on our present and future ability to pay dividends, see Note 6 of the "Notes to Consolidated Financial Statements."

We did not purchase any of our equity securities during any quarter in 2014, 2015 or 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not maintain any equity compensation plans or arrangements.  Thus, we do not have any securities authorized for issuance under these types of plans, nor have we issued any options, warrants or similar instruments to purchase any of our equity securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Performance Comparison

The following graph compares the change in the Company’s cumulative total stockholder return on its common stock over a five-year period.  The following graph assumes a $100 investment on December 31, 2011, and reinvestment of all dividends in each of the Company’s common shares, the New York Stock Exchange (“NYSE”) Composite and the Hemscott Group Index, a peer group of major U.S.-based insurance companies.

	2011	2012	2013	2014	2015	2016
Citizens, Inc.	$100.00	114.04	90.30	78.43	76.68	101.34
NYSE Composite	$100.00	115.99	146.47	156.36	149.97	167.87
Peer Group	$100.00	125.36	193.59	203.13	189.31	203.48

The peer group index weights individual company returns for stock market capitalization. The companies included in the peer group index are shown in the following table.

American Equity Investment Life Holding	Independence Holding Co	Primerica, Inc.
Atlantic American Corp.	Investors Heritage Capital Corp.	Prudential Financial, Inc.
Aviva PLC	Kansas City Life Ins. Co.	Prudential PLC
China Life Ins Co. Limited	Lincoln National Corp.	Reinsurance Group of America, Inc.
Citizens, Inc.	Metlife, Inc.	Torchmark, Corp.
Genworth Financial, Inc.	National Western Life Ins. Co.	UTG, Inc.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Item 6.    SELECTED FINANCIAL DATA

The following table presents selected financial data of the Company.  This should be read in conjunction with Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8.  "Financial Statements and Supplementary Data" of this Form 10-K. The 2012-2015 amounts have been adjusted for the immaterial errors described in Note 1 to the consolidated financial statements.

	Years ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Operating items
Insurance premiums	$197,876	194,480	188,532	176,158	169,873
Net investment income	48,560	45,782	41,062	36,597	31,725
Realized investment gains (losses)	(1,985)	(5,459)	(19)	(247)	196
Change in fair value of warrants	—	—	—	—	451
Total revenues	245,406	236,268	230,225	213,636	202,759
Net income (loss)	1,969	(3,143)	(5,970)	5,279	4,912
Balance sheet data
Total assets	1,583,668	1,480,751	1,413,798	1,212,837	1,171,779
Total liabilities	1,334,568	1,233,825	1,151,466	963,591	905,720
Total stockholders' equity	249,100	246,926	262,332	249,246	266,059
Life insurance in force	4,497,735	4,478,202	4,662,660	4,616,128	4,976,157
Per share data
Book value per share	4.97	4.93	5.24	4.98	5.31
Basic and diluted earnings (losses) per Class A share	0.04	(0.06)	(0.12)	0.11	0.10

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

Profitability of our insurance operations depends heavily upon the Company’s underwriting discipline, as we seek to manage exposure to loss through favorable risk selection and diversification, management of claims, use of reinsurance, sizing of our in force block, careful monitoring of our mortality and morbidity experience, and management our expense ratio, which we accomplish through economies of scale and management of acquisition costs and other underwriting expenses.

Pricing adequacy depends on a number of factors, including the ability to obtain regulatory approval for rate changes, proper evaluation of underwriting risks, the ability to project future losses based on historical loss experience adjusted for known trends, the Company’s response to competitors, and expectations about regulatory and legal developments and expense levels. The Company seeks to price our insurance policies such that insurance premiums and future net investment income earned on premiums received will cover underwriting expenses and the ultimate cost of paying claims reported on the policies and provide for a profit margin.  The Company repriced its top six selling international products at the end of 2016 to increase profitability. Because the products are more expensive for potential policyholders, the Company is closely monitoring sales trends. The Company has the ability to adjust dividend scales and interest crediting rates at its discretion based on economic and other factors. The profitability of fixed annuities, riders and other “spread-based” product features depends largely on the Company’s ability to earn target spreads between earned investment rates on assets and interest credited to policyholders.

The investment return, or yield, on invested assets is an important element of the Company’s earnings since insurance products are priced with the assumption that premiums received can be invested for a period of time before benefits are paid.  The majority of the Company’s invested assets have been held in fixed maturities available-for-sale and held-to-maturity securities, primarily in asset classes of corporate bonds, municipal bonds, and government obligation bonds. The interest rate environment has a significant impact on the determination of insurance contract liabilities, our investment rates and yields and our asset/liability management.

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

We previously announced that we determined that a portion of the life and annuity insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. To the extent that these policies had unreported income build-up, we may be liable to the IRS for failure to withhold taxes or to notify policyholders of their obligation to pay taxes directly to the IRS. We have undertaken an analysis of our potential liability to the IRS arising from this matter, as well as other expenses we may incur to remediate (i.e., conform to the requirements of the IRS) certain previously issued domestic life insurance and annuity policies and to address any missed reporting for policies issued to non-U.S. citizens and have established a best estimate reserve of $14.4

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

million, net of tax as of December 31, 2016 for probable liabilities and expenses. The probability weighted range of financial estimates relative to this issue is $7.5 million to $44.8 million, net of tax. This estimated range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, the methodology applicable to the calculation of taxable benefits under non-compliant policies and the amount of time and resources we will require from external advisors who are assisting us with resolving these issues. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved is insufficient to meet the actual amount of our liabilities and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operations may be materially adversely affected.

The financial data for 2015 has been restated to correct accounting for policy benefit reserves, DAC and a legal expense accrual and the financial data used for 2014 has been restated to correct accounting for policy benefit reserves and DAC. See Note 1, Correction of Immaterial Errors and Reclassifications of Certain Amounts in the notes to the consolidated financial statements.

Current Financial Highlights

Our 2016 financial results are driven by our historical business management model and traditional life insurance product sales. Although interest rates have risen recently, the historically low interest rate environment continues to impact our results and our industry as investment yields are an integral component of our business operations.

•	Our assets grew $103 million in 2016 and totaled $1.6 billion as of December 31, 2016.

•
Total stockholders' equity increased from $246.9 million at December 31, 2015, to $249.1 million at December 31, 2016 due to our net income and net unrealized gains on available-for-sale securities in 2016.

•	Insurance premiums rose 1.7% and 3.2% in 2016 and 2015, respectively, primarily from our life insurance segment, which increased $3.4 million from 2015.

•
Net investment income increased 6.1% and 11.5% for 2016 and 2015, respectively, primarily due to an increase in the investment asset balances in 2016 compared to the prior year and an increase in yields in 2015.  The average yield on the consolidated investment portfolio has changed from a yield of 4.21% in 2014 up to 4.38% in 2015 and declining to a yield of 4.28% in 2016, as investment rates available have remained low in the sustained low interest rate environment.

•
Realized net investment losses resulted from other-than-temporary impairments ("OTTI") on investment securities which were recorded totaling $4.3 million and $5.4 million, in 2016 and 2015, respectively, and are reported as realized losses. The OTTI in 2016 was somewhat offset by realized investment gains on sales of fixed maturity securities in our available-for-sale portfolio and sales of equity securities.

•
During 2016, claims and surrenders expense increased 3.2% from the comparable period in 2015, primarily due to an increase in surrender benefits and matured endowments in the life segment compared to the 2015 levels.

•	Policyholders' dividends decreased 36.4% in 2016 compared to 2015, due to the dividend rate actions taken by us at the end of 2015 to improve our product profitability.

•
General expenses increased slightly and remained at relatively high levels due to the tax compliance issue noted above relating to product qualification under IRC section 7702 and 72(s) and remediation costs that have been identified, as well as increased consulting costs for actuarial, tax, and legal assistance.

•	Amortization of deferred policy acquisition expenses increased from $23.4 million at December 31, 2015 to $28.5 million at December 31, 2016 primarily due to the higher surrender activity.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Life Insurance.  For over thirty-seven years, CICA and its predecessors have accepted policy applications from foreign nationals for U.S. Dollar-denominated ordinary whole life insurance and endowment policies.  We make our insurance products available using third-party marketing organizations and independent marketing consultants.

Endowment product sales have been on the rise and represented approximately 77.1% of new sales in the life segment in 2016.  The Company currently offers a fifteen and twenty year endowment and our top selling endowment is a product that matures at age sixty-five.  The Company repriced its top six selling international products at the end of 2016 to increase profitability.

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

Premiums in this segment increased slightly in 2016 compared to 2015, as renewal premiums increased while first year premiums decreased slightly as the Home Service business is a mature business. This is the same trend we saw in 2015 compared to 2014.

Economic and Insurance Industry Developments

Significant economic issues impacting our business and industry currently and into the future are discussed below.

•
Slow increases in the interest rate environment will limit increases in profit margins for insurers.  We have been impacted by the historically low interest rate environment over the past several years as our fixed income investment portfolio, primarily invested in callable securities, has been reinvested at lower yields.  The Company’s conservative investment strategy has not changed but we have focused new purchases into holding of state, municipalities, essential service and corporate issuers compared to our historical investment in U.S. government holdings. Our investment earnings also impact the reserve and Deferred Acquisition Costs (“DAC”) balances, as assumptions are used in the development of the balances.  Due to the recent decline in investment yields on our portfolio, our projection of long-term investment returns has declined.  This has resulted in increasing the reserves on policies issued in the current year, as well as reducing the DAC asset.

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

Acquisition History - Last Five Years

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

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Revenues:
Premiums:
Life insurance	$191,254	187,686	181,857
Accident and health insurance	1,546	1,599	1,557
Property insurance	5,076	5,195	5,118
Net investment income	48,560	45,782	41,062
Realized investment losses, net	(1,985)	(5,459)	(19)
Other income	955	1,465	650
Total revenues	$245,406	236,268	230,225

Premium Income.  Premium income derived from life, accident and health, and property insurance sales, increased 1.7% during 2016.  The increase resulted primarily from renewal premiums, which increased 2.7% and 5.1% in the life segment for 2016 and 2015 and totaled $168.3 million, $164.4 million and $157.8 million on the consolidated level in 2016, 2015 and 2014, respectively.  New sales, termed as first year premiums, decreased 0.5% and 2.7%, and increased 13.2% in the life segment in 2016, 2015 and 2014, respectively.

Endowment sales represent a significant portion of new business sales internationally with the 20-year endowment and endowment to age 65 as our top products. In addition, most of our life insurance policies contain a policy loan provision, which allows the policyholder to use cash value within a policy to pay premiums.  The policy loan asset balance increased 10.8% and 11.4% in 2016 and 2015, year over year.

Net Investment Income.  Net investment income increased to $48.6 million in 2016 compared to $45.8 million in 2015, as we experienced higher average invested assets as a result of investment of new premium revenue. Our yield on average invested assets decreased 10 basis points from 2015 to 2016 as it has been difficult to find investments in higher yielding securities with high credit quality.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Net investment income performance is summarized as follows.

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except for %)
Net investment income	$48,560	45,782	41,062
Average invested assets, at amortized cost	1,133,705	1,045,736	976,079
Yield on average invested assets	4.28%	4.38%	4.21%

We have traditionally invested in fixed maturity securities with a large percent held in callable issues. The sustained low interest rate environment of the past several years is holding down yields.  While U.S. Treasury interest rates have risen recently after a fairly significant decline during 2016, yields on high quality corporate and municipal securities have been slower to rise. The interest rate direction is uncertain but as market interest rates begin to rise, our call risk will diminish, resulting in our fixed securities maturing at the stated maturity dates and our portfolio yield will rise more slowly over time, as new money investments would be made at higher rates.

Investment income from fixed maturity securities accounted for approximately 87.0% of total investment income for the year ended December 31, 2016.  We have increased our investment purchases of corporate and municipal securities over the past several years, with no focus on any particular industry sectors in these security categories, but rather a focus on higher yielding securities.  In addition, we currently have $17.1 million invested in equity securities related to bond and stock mutual funds as these securities offer a competitive yield with a shorter duration. However, we have reduced our holdings over the last several years due to higher earnings volatility and RBC charges.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Gross investment income:
Fixed maturity securities	$43,637	39,570	36,670
Equity securities	851	2,909	1,986
Mortgage loans	24	36	42
Policy loans	5,277	4,614	4,172
Long-term investments	305	247	287
Other	89	53	45
Total investment income	50,183	47,429	43,202
Less investment expenses	(1,623)	(1,647)	(2,140)
Net investment income	$48,560	45,782	41,062

Investment income from fixed maturity investments increased in 2016 due to an increase in the portfolio from new money investment purchases as noted above relative to the fixed maturity portfolio.  In addition, the increase in the policy loans asset balance, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase to investment income.  Investment income from equity securities has declined as we have reduced our holdings as discussed above.

Realized Losses on Investments. Net realized investment losses resulted from OTTI on both fixed maturity and equity securities totaling $4.3 million and $5.4 million, in 2016 and 2015. The OTTI in 2016 was somewhat offset by realized investment gains on sales of fixed maturity securities in our available-for-sale portfolio and sales of equity securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Realized investment gains (losses) are as follows.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Realized investment gains (losses):
Sales, calls and maturities
Fixed maturities	$2,024	(111)	359
Equity securities	303	37	49
Net realized investment gains (losses)	2,327	(74)	408
Other-than-temporary impairments ("OTTI"):
Fixed maturities	(3,970)	(2,998)	—
Equity securities	(342)	(2,387)	(427)
Realized losses on OTTI	(4,312)	(5,385)	(427)
Net realized investment losses	$(1,985)	(5,459)	(19)

Benefits and Expenses

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$81,367	78,879	68,269
Increase in future policy benefit reserves	75,881	77,060	81,998
Policyholders' dividends	6,832	10,747	10,102
Total insurance benefits paid or provided	164,080	166,686	160,369
Commissions	44,641	43,625	44,021
Other general expenses	33,356	33,287	36,591
Capitalization of deferred policy acquisition costs	(32,732)	(31,104)	(32,071)
Amortization of deferred policy acquisition costs	28,515	23,400	21,083
Amortization of cost of customer relationships acquired	2,063	2,317	2,182
Total benefits and expenses	$239,923	238,211	232,175

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Claims and Surrenders.  As noted in the table below, claims, benefits and surrenders increased from $78.9 million in 2015 to $81.4 million in 2016.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Death claims	$23,104	24,638	22,452
Surrender expenses	33,686	31,682	24,321
Endowment benefits	16,173	16,273	16,534
Matured endowments	3,392	1,773	944
Property claims	1,941	1,689	1,535
Accident and health benefits	462	388	520
Other policy benefits	2,609	2,436	1,963
Total claims and surrenders	$81,367	78,879	68,269

•
The Company monitors death claims based upon expectations.  These values may routinely fluctuate from year to year. We did experience several higher value claims in the life segment in the first quarter of 2015.

•
Policy surrenders increased 6.3% in 2016 from 2015 and 30.3% from 2014 to 2015, or 0.7% and 0.7% of direct ordinary whole life insurance inforce for 2016 and 2015, respectively.  The increase in surrender expense is primarily related to our international business and is expected to increase over time due to the aging of this block of business.  A significant portion of surrenders relates to policies that have been in force over fifteen years and no longer have a surrender charge associated with them.  Total direct insurance inforce reported in 2016 was $5.0 billion compared to $5.0 billion in 2015 and $4.9 billion 2014.

•
Endowment benefits decreased slightly in 2016 compared to 2015 amounts. We have a series of international policies that carry an immediate endowment benefit of an amount selected by the policy owner.  These benefits have been popular in the Pacific Rim and Latin America, where the Company has experienced increased interest in our guaranteed products in recent years.  Annual guaranteed endowments are factored into the premium and, as such, the increase or decrease is expected to have little impact on expected profitability.

•	Matured endowments increased in each of the last two years and we expect this trend to continue as this block of business increases, persists and policies begin to reach maturity.

•	Property claims increased 15% to approximately $1.9 million in 2016 compared with the amount reported for 2015 due to a slight increase in weather related claims.

•	Other policy benefits resulted primarily from interest paid on premium deposits and policy benefit accumulations and increased as these policy liabilities also increased.

Reserves.  The change in future policy benefit reserves has decreased in 2016 by 1.5% and in 2015 by 6.0%, primarily due to higher surrenders in each year. Changes in future policy benefit reserves are largely driven by policyholder activity (e.g. premiums, surrenders, etc.)

Policyholder Dividends.  The Company issues long duration participating policies to foreign residents that are expected to pay dividends to policyholders based upon actual experience. Initially, policyholder dividend scales are factored into the guaranteed premiums at the time the product is developed, based on expected future experience and desired profit goals. As actual and expected experience develops over time, it can become necessary to adjust dividends, as we did at the end of 2015, in order to maintain our original expected level of long term product profitability. Policyholders' dividends decreased 36.4% in 2016 compared to 2015, due to the dividend rate actions that we took at the end of 2015.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Commissions.  Commission expense fluctuates in a direct relationship to new and renewal insurance premiums and has increased 2.3% in 2016 compared to 2015 as first year premium revenues, on which higher commission rates are paid, remained relatively flat while renewal premiums were up 2.7% .

Other General Expenses.  Total general expenses increased 0.2% on a consolidated basis in 2016 due primarily to increased legal, consulting and audit fees related to our tax compliance issue and business strategies review, as well as higher salaries, bonuses and related employee benefits paid to top executives.

Total general expenses decreased 9.0% on a consolidated basis in 2015 due primarily to the tax compliance issue we recognized in 2014 resulting in $10.2 million additional expense in 2014 for our best estimate liability. In 2015, we recorded an additional $3.4 million of expense related to this tax compliance issue.

We perform an expense study on an annual basis, utilizing an enterprise-wide time study, and we adjust cost allocations among entities as needed based upon this review.  Any allocation changes are reflected in the segment operations, but do not impact total expenses.

Deferred Policy Acquisition Costs.  Capitalized deferred policy acquisition costs ("DAC") were $32.7 million, $31.1 million and $32.1 million in 2016, 2015 and 2014.  These costs will vary based upon successful efforts related to newly issued policies and renewal business.  Significantly lower amounts are capitalized related to renewal business in correlation with the lower commissions paid on that business compared to first year business which have higher commission rates.  In addition, the prolonged low interest rate environment impacted the assumptions used in the development of the DAC asset for new policies issued.

Amortization of DAC totaled $28.5 million, $23.4 million and $21.1 million in 2016, 2015 and 2014 primarily due to the higher surrender activity, including early duration elections to convert to reduced paid up ("RPU") or extended term insurance ("ETI") in 2016. There are higher deferred acquisition costs associated with early duration conversions to RPU or ETI, which, when converted, increases amortization expense. Amortization of deferred policy acquisition costs is impacted by persistency and the higher level of surrenders is impacting our amortization.

Federal Income Tax.  Federal income tax expense (benefit) was $3.5 million, $1.2 million and $4.0 million in 2016, 2015 and 2014, respectively, resulting in effective tax rates of 64.1%, (61.8)% and (206.2)%, respectively.  The significant changes in rates noted are the result of the tax compliance issue we identified in 2014 which impacted our effective tax rates in each year as these costs are not deductible for tax. Additionally, the Company recorded a tax expense in each year for an uncertain tax position that is affecting the tax rates. Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes.

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

	Years Ended December 31,
	2016			2015
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$389,125,834	6,632	$58,674	$372,272,014	6,616	$56,268
Home Service	178,485,493	26,847	6,648	185,551,760	27,876	6,656

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance based on net income before federal income taxes.

	Income (Loss) Before Federal Income Taxes
	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Life Insurance	$5,391	(4,772)	(4,077)
Home Service Insurance	2,339	4,538	2,870
Other Non-Insurance Enterprises	(2,247)	(1,709)	(743)
Total	$5,483	(1,943)	(1,950)

Life Insurance

Our Life Insurance segment primarily issues ordinary whole life insurance and endowment policies in U.S. Dollar-denominated amounts to foreign residents in approximately 30 countries through approximately 1,525 independent marketing consultants, and domestically through over 60 independent marketing firms and consultants throughout the United States.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Revenue:
Premiums	$151,195	147,832	142,358
Net investment income	33,350	30,206	26,454
Realized investment losses, net	(1,685)	(3,873)	(182)
Other income	882	1,008	504
Total revenue	183,742	175,173	169,134
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	58,440	55,912	46,021
Increase in future policy benefit reserves	71,373	73,259	76,858
Policyholders' dividends	6,774	10,695	10,045
Total insurance benefits paid or provided	136,587	139,866	132,924
Commissions	29,235	28,336	28,863
Other general expenses	14,284	16,345	19,274
Capitalization of deferred policy acquisition costs	(26,742)	(25,268)	(26,242)
Amortization of deferred policy acquisition costs	24,428	20,025	17,778
Amortization of cost of customer relationships acquired	559	641	614
Total benefits and expenses	178,351	179,945	173,211
Income (loss) before federal income tax expense	$5,391	(4,772)	(4,077)

Premiums.  Premium revenues increased for 2016 compared to 2015 and 2014, due to higher international renewal premiums, which have experienced strong persistency as this block of insurance ages.  First year premiums decreased slightly in the current year, which we believe is due to cutting dividend rates to make our products more profitable, but which appeared to have less of an impact that we anticipated. Sales from Colombia, Taiwan and Brazil represented the majority of the premium increase.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Life Insurance premium breakout is detailed below.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Premiums:
First year	$21,434	21,541	22,142
Renewal	129,762	126,291	120,216
Total premium	$151,196	147,832	142,358

Endowment sales represent a significant portion of new business sales internationally, as these products continue to exceed our whole life sales in the current markets.  In addition, most of our life insurance policies contain a policy loan provision, which allows the policyholder to use cash value of a policy to pay premiums.  The policy loan asset balance increased 10.8% year over year.

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated. Our international business and premium collections could be impacted by future changes relative to laws, regulations or economic events in the countries from which we accept applications.

	Years ended December 31,
	2016		2015		2014
	(In thousands, except for %)
Country
Venezuela	$31,107	21.2%	$31,948	22.4%	$31,175	22.8%
Colombia	29,643	20.2	27,589	19.3	27,472	20.1
Taiwan	18,590	12.7	18,031	12.6	16,686	12.2
Ecuador	15,456	10.5	15,527	10.9	15,364	11.2
Brazil	9,856	6.7	8,960	6.3	1,703	1.2
Other Non-U.S.	41,992	28.7	40,529	28.5	44,574	32.5
Total	$146,644	100.0%	$142,584	100.0%	$136,974	100.0%

We continue to report strong first year and renewal premiums in our top producing countries as noted above, however this business is dependent on our clients having access to U.S. dollars. Our international business and premium collections could be impacted by our inability to comply with current or future foreign laws or regulations applicable to the Company or our independent consultants in the countries from which we accept applications as well as by marketing or operational changes made by the Company to comply with those laws or regulations. Our international business may also be affected by economic or other events in foreign countries in which our policies are marketed. Venezuela, for example, is continuing to experience civil unrest due to local demonstrations against crime, corruption and soaring inflation. See "Item 1A. Risk Factors" on pages 10 and 17 for additional information.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The following table sets forth our direct premiums by state from our domestic business for the periods indicated.

	Years ended December 31,
	2016		2015		2014
	(In thousands, except for %)
State
Texas	$2,236	32.5%	$2,460	34.2%	$2,630	36.1%
Indiana	1,211	17.6	1,372	19.1	1,363	18.7
Florida	708	10.3	685	9.5	687	9.4
Missouri	457	6.6	452	6.3	467	6.4
Kentucky	391	5.7	443	6.2	467	6.4
Other States	1,887	27.3	1,783	24.7	1,678	23.0
Total	$6,890	100.0%	$7,195	100.0%	$7,292	100.0%

We believe that our domestic business has been declining because our domestic business, unlike our international business, does not have a dedicated marketing team. Moreover, a number of domestic life insurance companies we acquired had blocks of accident and health insurance policies which we did not consider to be a core part of our business and which we have ceded, in large part, to an unaffiliated insurance company under a coinsurance agreement.

Net Investment Income.  Net investment income has increased due to continued growth in average invested assets even though the annual yield has decreased 13 basis points in this segment from 2015, as discussed in the Consolidated Results of Operations above.

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands, except for %)
Net investment income	$33,350	30,206	26,454
Average invested assets, at amortized cost	779,592	684,590	623,498
Annualized yield on average invested assets	4.28%	4.41%	4.24%

Realized Investment Losses, Net.  In 2016 and 2015, the Company recognized losses on other-than-temporary impairments totaling $2.3 million and $3.8 million, respectively, related to bond and mutual fund holdings. Realized losses of $0.2 million in 2014 were recognized due to the write-down and sale of mutual fund holdings.

Claims and Surrenders. A breakout of claims and surrender benefits is detailed below.

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Death claims	$5,886	6,843	5,461
Surrender expenses	30,502	28,767	21,265
Endowment benefits	16,160	16,256	16,506
Matured endowments	2,937	1,304	565
Accident and health benefits	365	325	287
Other policy benefits	2,590	2,417	1,937
Total claims and surrenders	$58,440	55,912	46,021

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

•
Death claims expense decreased 14.0% in 2016 compared to 2015 and increased 25.3% in 2015 compared to 2014. No unusual trends have been noted in our claims experience, except we did experience several higher value claims in the first quarter of 2015, which drove the 2015 increase. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
We noted increases in surrender expense over the last several years which is primarily related to our international business and is expected to increase over time due to the aging of this block of business.  The majority of policy surrender benefits paid is attributable to our international business and historically was related to policies that have been in force over fifteen years, when surrender charges are no longer applicable. However, in 2016 the increased surrender activity is also in the earlier durations (years 1-15), which still have surrender charges. We are seeing various reasons for individuals surrendering their policies, including the sustained slow world-wide economy, individuals simply needing their money and former independent consultants moving business to other insurance carriers.

•
Endowment benefit expense results from the election by policyholders of a product feature that provides an annual benefit.  This is a fixed benefit over the life of the contract, and this expense will increase with new sales and improved persistency.

•	Matured endowments increased in each of the last two years and we expect this trend to continue as this block of business increases, persists and policies begin to reach maturity.

•	Other policy benefits resulted primarily from interest paid on premium deposits and policy benefit accumulations and increased as these policy liabilities also increased.

Increase in Future Policy Benefit Reserves.  Policy benefit reserves in 2016 decreased compared to the same period in 2015, primarily as a result of the higher surrenders and slightly lower new sales as noted above.

Endowment sales totaled approximately $16.5 million, $16.4 million and $16.1 million, representing approximately 77.0%, 76.1% and 72.7% of total new first year premiums in 2016, 2015, and 2014, respectively.

Policyholder Dividends.  Policyholders' dividends decreased 36.7% in 2016 compared to 2015, due to the dividend rate actions taken by us at the end of 2015 to improve our product profitability.   The Company issues long duration participating policies to foreign residents that are expected to pay dividends to policyholders based upon actual experience.  The life company boards approve any dividends on an annual basis and may change the dividend rates as needed for business purposes. Policyholder dividends are factored into the premiums at the time the product is developed and therefore have no impact on expected profitability.

Capitalization and Amortization of Deferred Policy Acquisition Costs.  Capitalized costs increased, as commission-related costs have increased in the current year compared to 2015.  Amortization of DAC increased in the current year by 22.0% from 2015 as we experienced increased surrender activity in the current year, including early duration elections to convert to reduced paid up ("RPU") or extended term insurance ("ETI") in 2016. There are higher deferred acquisition costs associated with early duration conversions to RPU or ETI, which, when converted, increases amortization expense. Amortization of deferred policy acquisition costs is impacted by persistency and the higher level of surrenders is impacting our amortization.

Commissions.  Commission expense increase or decrease is directly related to the increase or decrease in premiums.  First year policy premiums pay a higher commission rate than renewal policy premiums.

Other General Expenses.  The expenses are allocated by segment, based upon an annual expense study performed by the Company. Other general expenses decreased 12% to $14.3 million in 2016 compared to $16.3 million in 2015, driven in part by reduced expenses related to the IRC tax compliance issue for life and annuity insurance remediation expense, which totaled $1.9 million in 2016, compared with $4.4 million in 2015, somewhat offset by higher expenses related to actuarial, tax, audit and legal services related to tax compliance and business analysis initiatives. In 2014, amounts are higher by $7.9 million as compared to 2013. This increase is due to the estimated remediation costs of $8.3 million associated with the tax compliance issue we identified.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Home Service Insurance

Our Home Service Insurance segment provides pre-need and final expense ordinary life insurance and annuities to middle and lower income individuals primarily in Louisiana, Mississippi and Arkansas.  Our policies in this segment are sold and serviced through funeral homes and a home service marketing distribution system utilizing over 730 employees and independent agents.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Revenue:
Premiums	$46,681	46,648	46,174
Net investment income	13,705	14,063	13,234
Realized investment gains (losses), net	(300)	(1,586)	116
Other income	5	86	29
Total revenue	60,091	59,211	59,553
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	22,927	22,967	22,248
Increase in future policy benefit reserves	4,508	3,801	5,140
Policyholders' dividends	58	52	57
Total insurance benefits paid or provided	27,493	26,820	27,445
Commissions	15,406	15,289	15,158
Other general expenses	15,252	13,349	15,036
Capitalization of deferred policy acquisition costs	(5,990)	(5,836)	(5,829)
Amortization of deferred policy acquisition costs	4,087	3,375	3,305
Amortization of cost of customer relationships acquired	1,504	1,676	1,568
Total benefits and expenses	57,752	54,673	56,683
Income before federal income tax expense	$2,339	4,538	2,870

In March of 2014, we completed the acquisition of MGLIC which is a wholly owned subsidiary of SPLIC. MGLIC is licensed in Mississippi and customarily sells policies through independent funeral homes. As part of the conversion process and transitioning policy administration to our computer system, we identified some operational challenges that we are working to improve related to our business processes. The risk profile of this business is higher than the debit based agent collections since the funeral home is the agent and beneficiary to the claims in many cases. We have incorporated policyholder direct mail and contact within the MGLIC operations to help mitigate risks. Our Mississippi clients have experienced enhanced support from the affiliated companies and operational benefits.

Premiums.  The premiums in this segment increased slightly in 2016 compared to 2015, as renewal premiums increased while first year premiums decreased slightly as the Home Service business is a mature business. This is the same trend we saw in 2015 compared to 2014.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The following table sets forth our direct premiums by state for the periods indicated.

	Years ended December 31,
	2016		2015		2014
	(In thousands)
State
Louisiana	$42,605	89.6%	$42,537	89.4%	$42,057	89.2%
Mississippi	2,450	5.2	2,564	5.4	2,631	5.6
Arkansas	1,602	3.4	1,585	3.3	1,652	3.5
Other States	883	1.8	871	1.9	832	1.7
Total	$47,540	100.0%	$47,557	100.0%	$47,172	100.0%

Direct premiums have remained relatively flat due to the maturity of this business.

Net Investment Income.  Net investment income decreased in 2016 as our average invested assets decreased as did the overall portfolio yield by 2 basis points from 2015. MGLIC investment income included 10 months, for the period of ownership during 2014.

Net investment income for our home service insurance segment is summarized as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands, except for %)
Net investment income	$13,705	14,063	13,234
Average invested assets, at amortized cost	294,132	300,174	296,355
Annualized yield on average invested assets	4.66%	4.68%	4.52%

Realized Investment Gains (Losses), Net.  In 2016 and 2015, the Company recognized losses on other-than-temporary impairments totaling $2.0 million and $1.6 million, respectively, related to bond and mutual fund holdings. In 2014, we recorded net gains of $0.1 million resulting from gains from calls and sales related to bonds of $0.2 million less an OTTI adjustment on mutual funds of $0.1 million.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Claims and Surrenders.  A breakout of claims and surrender benefits is detailed below.

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Death claims	$17,218	17,794	16,991
Surrender expenses	3,184	2,915	3,056
Endowment benefits	13	17	28
Matured endowments	455	469	379
Property claims	1,941	1,689	1,535
Accident and health benefits	98	63	233
Other policy benefits	18	19	26
Total claims and surrenders	$22,927	22,966	22,248

•
Death claims expense decreased in 2016 compared to 2015, after increasing in 2015 from 2014. Death claims can fluctuate from year to year. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•	Surrender expenses are consistent with expectations for the current economic conditions.

•
Property claims increased in both 2016 and 2015 related to reported weather claims. The large increase in 2016 was primarily due to tornado activity in Louisiana earlier in the year and high winds that accompanied the severe flooding in Louisiana.

Increase in Future Policy Benefit Reserves.  The change in reserves includes estimated reserve changes related to the IRC 7702 tax compliance issue of a decrease of $0.5 million and $0.5 million in 2016 and 2015, respectively. These reserves decreased in both periods due to a more refined estimate. Reserves increased $1.4 million in 2014 related to the tax compliance issue. Absent the change in reserves related to the IRC tax issue, the change in reserves between the periods was minimal, as premiums were relatively flat and lapse experience was comparable for all three periods presented.

Commissions.  Commission expense was comparable for all three periods presented based upon premiums collected.

Other General Expenses.  These expenses are allocated by segment based upon an annual expense study performed by the Company. The 2016 expenses related to the IRC tax compliance issue for life and annuity insurance remediation expense remained flat compared to the 2015 expense, while in 2015 the expense decreased $1.7 million due to further refinement of our estimates. Both 2016 and 2015 include higher expenses related to actuarial, tax, audit and legal services related to tax compliance and business analysis initiatives, although those costs are even greater in 2016 than in 2015.

Capitalization and Amortization of Deferred Policy Acquisition Costs ("DAC").  DAC capitalization is directly correlated to fluctuations in first year commissions.  Amortization of DAC was relatively level, between 2015 and 2014, but increased by 21.1% in 2016 from 2015.  This increase was primarily due to an increase in surrenders and the impact of updated annual GAAP assumptions. We monitor lapse rates as a key component of our insurance operations.

Other Non-Insurance Enterprises

This segment represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP, which typically results in a segment loss.

Investments

Financial stability and the prevention of capital erosion are important investment considerations for the Company.  A primary investment goal is the conservation of assets due to the long-term nature of a significant portion of our liabilities.  The administration

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

of our investment portfolios is handled internally, pursuant to board-approved investment guidelines, with all trading activity approved by a committee of each entity’s respective board of directors.  The guidelines used require that securities are of high quality and investment grade.  State insurance statutes prescribe the quality and percentage of the various types of investments that may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, mortgage loans and real estate within certain specified percentages.  The assets selected are generally intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for our insurance company subsidiaries to meet their respective policyholder obligations. Due to the prolonged low interest rate environment, we have intentionally shortened the duration of our asset portfolio to capitalize on new investment purchases as interest rates rise. As rates rise, we plan to extend assets durations and increase investment yields.

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets.

	December 31, 2016		December 31, 2015
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$22,695	1.8%	$35,382	3.0%
Corporate	306,134	24.3	237,248	20.3
Municipal bonds (2)	797,240	63.4	719,825	61.5
Mortgage-backed (1)	2,477	0.2	3,015	0.2
Foreign governments	126	—	131	—
Total fixed maturity securities	1,128,672	89.7	995,601	85.0
Short-term investments	508	—	251	—
Cash and cash equivalents	35,510	2.8	82,827	7.1
Other investments:
Policy loans	66,672	5.3	60,166	5.1
Equity securities	18,159	1.5	23,438	2.0
Mortgage loans	232	—	594	0.1
Real estate and other long-term investments	7,896	0.7	8,031	0.7
Total cash, cash equivalents and investments	$1,257,649	100.0%	$1,170,908	100.0%

(1) Includes $2.2 million and $2.6 million of U.S. Government agencies and government-sponsored enterprise for the years ended December 31, 2016 and 2015, respectively.
(2) Includes $273.4 million and $273.1 million of securities guaranteed by third parties for the years ended December 31, 2016 and 2015, respectively.

The current year decline in U.S. government-sponsored securities is due to call activity from this sector and reinvestment into fixed maturity corporate and municipal bond categories.  The Company has increased investments in municipals primarily related to Build America taxable bonds, essential services and corporate issuer holdings in various industry sectors.

At December 31, 2016, investments in fixed maturity and equity securities were 91.2% of our total cash, cash equivalents and investments.  All of our fixed maturities were classified as either available-for-sale or held-to-maturity securities at December 31, 2016 and 2015.  We had no fixed maturity or equity securities that were classified as trading securities at December 31, 2016 or 2015.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

As previously discussed, our investment portfolios have been impacted significantly by the low interest rate environment over the past several years.  The following table shows investment yields by segment operations as of December 31 for each year presented.

	Business Segment
Year	Life Insurance	Home Service	Consolidated
2016	4.28%	4.66%	4.28%
2015	4.41%	4.68%	4.38%
2014	4.24%	4.52%	4.21%

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

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value.

	December 31, 2016		December 31, 2015
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$88,853	7.9%	$76,026	7.6%
AA	554,211	49.1	497,781	50.0
A	238,350	21.2	247,381	24.9
BBB	215,499	19.1	148,656	14.9
BB and other	31,759	2.7	25,757	2.6
Totals	$1,128,672	100.0%	$995,601	100.0%

The Company made new investments in higher-grade municipals and corporate bonds.  Non-investment grade securities are the result of downgrades of issuers or securities acquired during acquisitions of companies, as the Company does not purchase below investment grade securities.

As of December 31, 2016, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Municipals shown including third party guarantees

	December 31, 2016
	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands, except percentages)
AAA	$60,942	59,272	25,755	25,123	—	—	86,697	84,395	10.7%
AA	179,993	176,295	297,510	290,604	26,119	25,530	503,622	492,429	62.5
A	20,053	19,837	135,657	132,437	10,952	10,438	166,662	162,712	20.7
BBB	7,777	8,297	30,274	29,655	2,008	2,019	40,059	39,971	5.1
BB and other	3,265	4,262	2,251	3,476	—	—	5,516	7,738	1.0
Total	$272,030	267,963	491,447	481,295	39,079	37,987	802,556	787,245	100.0%

Municipals shown excluding third party guarantees

	December 31, 2016
	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands, except percentages)
AAA	$34,225	34,213	4,365	4,362	—	—	38,590	38,575	4.9%
AA	138,666	135,382	249,254	243,217	20,396	19,734	408,316	398,333	50.7
A	37,062	35,955	151,152	147,651	9,859	9,381	198,073	192,987	24.5
BBB	14,139	14,465	26,258	25,257	—	—	40,397	39,722	5.0
BB and other	47,938	47,948	60,418	60,808	8,824	8,872	117,180	117,628	14.9
Total	$272,030	267,963	491,447	481,295	39,079	37,987	802,556	787,245	100.0%

The Company held investments in special revenue bonds that were greater than 10% of fair value based upon activity as of December 31, 2016, as shown in the table below.

Bond Issue Activity	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)
Education	$120,578	117,479	15.02%
Utilities	171,103	166,283	21.32%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The tables below represent the Company’s detailed exposure of municipal holdings in Louisiana, Texas and Florida, which comprise the most significant state concentrations of the total municipal portfolio as of December 31, 2016.

	December 31, 2016
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Louisiana securities including third party guarantees
AA	$8,590	8,563	19,068	18,309	—	—	27,658	26,872
A	5,308	5,147	5,679	5,640	—	—	10,987	10,787
BBB	—	—	375	379	—	—	375	379
BB and other	—	—	363	357	—	—	363	357
Total	$13,898	13,710	25,485	24,685	—	—	39,383	38,395

Louisiana securities excluding third party guarantees
AA	$11,182	11,003	17,168	16,634	—	—	28,350	27,637
A	2,207	2,182	4,813	4,709	—	—	7,020	6,891
BBB	—	—	1,105	1,042	—	—	1,105	1,042
BB and other	509	525	2,399	2,300	—	—	2,908	2,825
Total	$13,898	13,710	25,485	24,685	—	—	39,383	38,395

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state.  At December 31, 2016, total holdings of municipal securities in Louisiana represented 4.9% of all municipal holdings based upon fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

 The Company also holds 23.8% of its municipal holdings in Texas issuers.

	December 31, 2016
	General Obligation		Special Revenue		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Texas securities including third party guarantees
AAA	$58,867	57,248	15,738	15,257	74,605	72,505
AA	57,964	57,238	31,762	31,052	89,726	88,290
A	1,200	1,203	16,830	16,245	18,030	17,448
BBB	—	—	7,311	6,755	7,311	6,755
BB and other	532	532	875	2,106	1,407	2,638
Total	$118,563	116,221	72,516	71,415	191,079	187,636

Texas securities excluding third party guarantees
AAA	$33,241	33,223	1,526	1,525	34,767	34,748
AA	61,728	59,814	35,139	34,169	96,867	93,983
A	6,282	6,146	21,008	20,225	27,290	26,371
BBB	2,809	2,726	7,867	7,308	10,676	10,034
BB and other	14,503	14,312	6,976	8,188	21,479	22,500
Total	$118,563	116,221	72,516	71,415	191,079	187,636

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The Company also holds 11.4% of its municipal holdings in Florida issuers.

	December 31, 2016
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Florida securities including third party guarantees
AAA	$539	519	3,790	3,637	—	—	4,329	4,156
AA	—	—	58,497	57,630	3,869	3,914	62,366	61,544
A	—	—	13,281	12,926	10,952	10,438	24,233	23,364
BB and other	—	—	486	481	—	—	486	481
Total	$539	519	76,054	74,674	14,821	14,352	91,414	89,545

Florida securities excluding third party guarantees
AA	$539	519	40,547	39,871	3,322	3,363	44,408	43,753
A	—	—	30,401	29,765	9,859	9,381	40,260	39,146
BB and other	—	—	4,042	3,992	—	—	4,042	3,992
Total	$539	519	76,054	74,674	14,821	14,352	91,414	89,545

There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of December 31, 2016.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

In 2016 and 2015, the Company recognized losses on other-than-temporary impairments totaling $4.3 million and $5.4 million, respectively, related to bond and mutual fund holdings. In 2014, impairments of $0.4 million were recorded as a result of our OTTI analysis. Based upon our analysis of whether declines in fair value below cost are temporary or other-than-temporary, management believes that our investments in fixed maturity investments at December 31, 2016 were not impaired, and no additional other-than-temporary losses need to be recorded. Information on realized gains and losses by category, including OTTI, is set forth in our consolidated financial statements, Note 2 - Investments, in the "Notes to the Consolidated Financial Statements."

Gross unrealized losses on fixed maturities available-for-sale amounted to $9.2 million as of December 31, 2016 and $7.9 million as of December 31, 2015.  This increase in gross unrealized losses was due to an increase in the interest rate environment in the fourth quarter of 2016, following a fairly significant drop in rates during the first three quarters of 2016.  There were $0.1 million and $0.6 million of gross unrealized losses on equity securities as of December 31, 2016 and 2015.  Information on unrealized gains and losses by category is set forth in our consolidated financial statements, Note 2 - Investments, in the "Notes to the Consolidated Financial Statements."

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

We believe we have established appropriate reinsurance coverage based upon our net retained insured liabilities compared to our surplus.

The effect of reinsurance on premiums is as follows.

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Direct premiums	$201,074	197,337	191,438
Reinsurance assumed	151	353	421
Reinsurance ceded	(3,349)	(3,210)	(3,327)
Net premiums	$197,876	194,480	188,532

Our insurance subsidiaries monitor the solvency of their reinsurers in seeking to minimize the risk of loss in the event of default by a reinsurer.  The primary reinsurers of our insurance subsidiaries are large, well-capitalized entities.

The effect of reinsurance on life insurance in force is as follows.

	For the Years Ended December 31,
	2016	2015	2014
	(In millions)
Direct written life insurance inforce	$4,998	4,958	4,911
Reinsurance assumed	23	37	269
Reinsurance ceded	(523)	(517)	(517)
Net life insurance inforce	$4,498	4,478	4,663

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

SPFIC has first and second event catastrophe reinsurance coverage of $10.0 million per event and a retention level of $500,000 per event.  Thus, the first $500,000 of incurred claims and any claims in excess of $10.0 million are SPFIC's responsibility.  The reinsurance premium for first event catastrophe reinsurance was $828,000, $873,000 and $967,000 in 2016, 2015 and 2014, respectively.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.

Our liquidity requirements are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments to provide cash flow, and there were no liquidity issues in 2016 or 2015.  Our investments consist of 72.1% of marketable debt securities and 1.5% of equity securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations historically have been sufficient to meet current needs.  Cash flows from operating activities were $102.3 million, $87.2 million and $97.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled fixed maturity security calls, maturities, redemptions, and prepayments, which totaled $70.4 million, $95.6 million and $71.4 million in 2016, 2015 and 2014.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investment activity totaled $152.1 million, $58.0 million and $104.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The outflows from investing activities for the year ended December 31, 2016, primarily related to the investment of excess cash and cash equivalents generated from operations during 2016, in addition to the investment of excess cash held at the end of 2015.  The Company's cash flows from financing activities were $2.5 million in 2016, $3.0 million in 2015 and $2.1 million in 2014.

See "Parent Company Liquidity and Capital Resources" below for a discussion of additional Parent Company liquidity.

In 2015, we determined that a portion of the life insurance and annuity policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. As a result, we have established a liability reserve of $14.4 million, net of tax for probable liabilities and expenses associated with this tax compliance matter, which represents management’s best estimate and we have disclosed an estimated range related to probable liabilities and expenses of $7.5 million to $44.8 million, net of tax. This estimate and range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of taxable benefits under non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

At December 31, 2016, all of our insurance subsidiaries were above the required minimum RBC levels.

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

In the second quarter of 2016, Citizens, Inc. purchased Class A Common shares from CTI with an approximate fair value of $0.8 million.

Contractual Obligations and Off-balance Sheet Arrangements

We have committed to the following contractual obligations as of December 31, 2016, with the payments due by the period indicated below:

Contractual Obligation	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Operating leases	$1,255	481	553	221	—
Future policy benefit reserves:
Life insurance	1,060,906	389	2,185	21,422	1,036,910
Annuities	69,578	33,286	14,919	6,432	14,941
Accident and health	1,022	1,022	—		—
Total future policy benefit reserves	1,131,506	34,697	17,104	27,854	1,051,851
Policy claims payable:
Life insurance	8,830	8,830	—	—	—
Accident and health	208	208	—	—	—
Casualty	500	391	109	—	—
Total policy claims payable	9,538	9,429	109	—	—
Total purchase obligations	—	—	—	—	—
Total contractual obligations	$1,142,299	44,607	17,766	28,075	1,051,851

The payments related to the future policy benefits and policy claims payable reflected in the table above have been projected utilizing assumptions based upon our historical experience and anticipated future experience.

The Company does not have off-balance sheet arrangements at December 31, 2016 and, therefore, does not expect any future effects on the Company's financial condition related to any such arrangements.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engages in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

As of December 31, 2016, Citizens had fixed maturities available for sale of $51.4 million and cash of $14.7 million, which represents additional liquidity for future acquisitions, liquidity support for the life insurance companies and for general corporate purposes.

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

Critical Accounting Policies

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

We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the "lock-in concept”) unless a premium deficiency exists.  Management monitors these assumptions and has determined that a premium deficiency did not exist as of December 31, 2016.  Management believes that our policy liabilities and increase in future policy benefit reserves as of the years ended December 31, 2016, 2015 and 2014 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Deferred Policy Acquisition Costs

Acquisition costs, consisting of commissions and policy issuance, underwriting and agency expenses that relate to and vary with the successful production of new business, are deferred.  These deferred policy acquisition costs are amortized primarily over the premium-paying period of the policies, using the same assumptions as were used in computing liabilities for future policy benefits.

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

DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing on an annual basis, or when an event occurs that might require loss recognition testing. If loss recognition or impairment is necessary, DAC would be written off to the extent that anticipated future premiums and investment income is insufficient to cover expect future policy benefits and expenses. Loss recognition testing that considers, among other things, actual experience and projected future experience calculates the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years.  The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated for recoverability using best estimate assumptions. Management believes that our deferred policy acquisition costs and related amortization for the years ended December 31, 2016, 2015 and 2014 limits the amount of deferred costs to its estimated realizable value.  This belief is based upon the analysis performed on capitalized expenses that vary with and are directly related to the acquisition of new and renewal insurance business, utilization of the factor method and recoverability testing at the time of policy issuance and the annual loss recognition testing.

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

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next 50 years.  The CCRA is then evaluated for recoverability utilizing best estimate assumptions.  Management believes our CCRA and related amortization is recoverable for the years ended December 31, 2016, 2015 and 2014.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

Goodwill

Current accounting guidance requires that goodwill balances be reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event has occurred.  A reporting unit is defined as an operating segment on one level below an operating segment.  Most of the Company's reporting units, for which goodwill has been allocated, are equivalent to the Company's operating segment, as there is no discrete financial information reviewed and analyzed by management for the separate components of the segment or all of the components of the segment have similar economic characteristics.

The goodwill impairment test follows a multi-step process as defined under current accounting guidance.  An initial review may be performed whereby the assessment is based upon qualitative factors before performing the first test step. In the first step, the

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

Management’s determination of the fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations based on assumptions that market participants would make in valuing the reporting unit. Other assumptions can include levels of economic capital, future business growth, and earnings projections.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

The following table summarizes net unrealized gains and losses as of the dates indicated.

	December 31, 2016			December 31, 2015
	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(In thousands)
Fixed maturities, available-for-sale	$860,473	881,668	21,195	714,137	735,648	21,511
Fixed maturities, held-to-maturity	247,004	252,545	5,541	259,953	264,966	5,013
Total fixed maturities	$1,107,477	1,134,213	26,736	974,090	1,000,614	26,524
Total equity securities	$17,765	18,159	394	23,727	23,438	(289)

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, policy loans and mortgage loans on real estate, all of which comprised over 95.0% of our cash and investment portfolio as of December 31, 2016.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, state and municipal bonds, and corporate bonds.  Approximately 70.8% of the fixed maturities we owned at market value on December 31, 2016 are state and political subdivisions which are primarily municipal holdings. These holdings are diversified over several states though approximately 40% of our state and municipal securities are concentrated in three states - Texas, Florida and Louisiana.

Changes in interest rates typically have a sizable effect on the fair value of our debt and equities securities. The interest rate of the ten-year U.S. Treasury bond increased to 2.45% at December 31, 2016, from 2.27% at December 31, 2015. Net unrealized gains on fixed maturity securities totaled $26.7 million at December 31, 2016, compared to $26.5 million at December 31, 2015, remaining fairly level as bond interest rates have generally lagged the rise in the U.S. Treasury rates.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

To manage interest risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity on an annual basis with respect to our fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The Company performed an analysis of fair value changes using assumed 100 basis point upward shifts in interest rates, noting that the fair value of our fixed maturity investment portfolio of $1,134.2 million would decrease approximately $56.9 million to a fair value of $1,077.3 million upon a 100 basis point increase.  The following table shows the effects on the fair values of our fixed maturity investments based upon these scenarios.

	Fair Values of Fixed Maturity Investments Changes in Interest Rates in Basis Points
	0	+100	+200	+300
	(In thousands)
Assumed fair value	$1,134,212	1,077,316	1,022,114	963,322

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

There are no fixed maturities or other investments that we classify as trading instruments.  Approximately 77.7% of fixed maturities were held in available-for-sale and 22.3% in held-to-maturity based upon fair value at December 31, 2016.  At December 31, 2016 and 2015, we had no investments in derivative instruments, subprime loans or CDOs (collateralized debt obligations).

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 1.5% of our total investments at December 31, 2016, with 94.4% invested in diversified equity and bond mutual funds.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure, among other things, material information relating to our Company, including its consolidated subsidiaries, is communicated to senior management, including our officers who certify our financial reports, and to the Board of Directors to allow for timely decisions regarding required disclosure.

Our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based upon an evaluation at the end of the period, the Chief Executive Officer and Chief Financial Officer concluded that, in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

(b) Management Report on Internal Control over Financial Reporting

Management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Management assessed the effectiveness of internal control over financial reporting based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management has concluded that our internal control over financial reporting as of December 31, 2016 was not effective due to the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following deficiencies that it believes constituted material weaknesses in our internal control over financial reporting as of December 31, 2016:

•
Management determined that the Company had ineffective data validation and management review controls over key spreadsheets and system-generated reports. These reports included data and information utilized in the preparation of financial statements and disclosures. We determined that several control deficiencies that exist aggregated to a material weakness related to the design and operating effectiveness of our controls to ensure that key spreadsheets and system-generated reports were properly reviewed for completeness and accuracy. In addition, certain management review controls were not performed at a sufficiently precise level to identify errors that may result in a material misstatement of the financial statements.

•
The Company outsourced to third party service providers the valuation of certain insurance reserves and the computation of income taxes. Management has concluded that the Company’s data validation controls over data provided to and received from third party service providers and management review controls were not designed with appropriate levels of precision or sensitivity to ensure that a material misstatement would be prevented or detected in a timely manner.

•
Management determined that a material weakness exists due to a lack of appropriate internal staff competency and expertise related to complex tax and actuarial computations. This lack of competency impacted the precision, depth and timeliness of management review controls in these areas, resulting in the possibility that a material misstatement in these computations may not have been prevented or detected in a timely manner.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting.  The report is included in item 9A(c) of this annual report.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

(c) Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Citizens, Inc. and subsidiaries:
We have audited Citizens, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Citizens, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•Ineffective data validation and management review controls
•Ineffective supervision of third-party service organizations
•Ineffective staff competency and expertise

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Citizens, Inc. and subsidiaries. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated April 27, 2017, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Citizens, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

/s/ Ernst & Young LLP

San Antonio, Texas
April 27, 2017

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

(d) Changes in Internal Control over Financial Reporting

With the exception of the remediation efforts described below, there were no other changes in the Company’s internal control over financial reporting during the annual period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During 2016, management identified an ineffective control design related to our information technology ("IT") change management process resulting in a material weakness. Management learned that unauthorized programming changes could be put into the IT production environment and would possibly not be detected, due to a design deficiency in established monitoring controls. As of December 31, 2016, the material weakness was fully remediated by implementing a new IT change management control process.

We also have initiated the following remediation efforts to address the identified material weaknesses described above and to enhance our overall financial control environment, though these efforts cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively:

•	Management intends to expand and enhance control procedures during 2017, in all process areas, related to data validation and management review controls.

•
Management intends to assess effectiveness of current third party service provider relationships during 2017 and increase the precision and sensitivity of data validation controls over data provided to and received from third party service providers.

•
Management is planning to add additional high level resources to both the Actuarial and Financial Reporting functions during 2017 to increase expertise and develop a more effective review process in these areas.

Management believes the foregoing remedial efforts will effectively remediate the identified material weaknesses but may make further changes deemed appropriate as they implement and monitor the effectiveness of these and other processes, procedures and controls. If not remediated, these control deficiencies could result in material misstatements to the Company’s financial statements.

Item 9B.   OTHER INFORMATION

None

PART III

The information in this Part III indicated below is incorporated by reference from our definitive proxy statement pursuant to General Instruction G(3) of Form 10-K. We plan to file our definitive proxy statement within 120 days after December 31, 2016.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 of this report incorporates by reference the information in our definitive proxy statement under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Shareholder Proposals” and “Audit Committee.”

Item 11. EXECUTIVE COMPENSATION

Item 11 of this report incorporates by reference the information in our definitive proxy statement under the headings “Compensation,” “Governance” and “Compensation Committee Report.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 of this report incorporates by reference the information in our definitive proxy statement under the headings “Securities Authorized for Issuance under Equity Compensation Plans,” and “Control of the Company.”

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 of this report incorporates by reference the information in our definitive proxy statement under the headings “Control of the Company” and “Governance.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Item 14 of this report incorporates by reference the information in our definitive proxy statement under the heading “Principal Accounting Fees and Services.”

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Citizens, Inc.:
We have audited the accompanying consolidated statements of financial position of Citizens, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 27, 2017 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas
April 27, 2017

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Financial Position December 31, (In thousands)

Assets	2016	2015
Investments:
Fixed maturities available-for-sale, at fair value (cost: $860,473 and $714,137 in 2016 and 2015, respectively)	$881,668	735,648
Fixed maturities held-to-maturity, at amortized cost (fair value: $252,545 and $264,966 in 2016 and 2015, respectively)	247,004	259,953
Equity securities available-for-sale, at fair value (cost: $17,765 and $23,727 in 2016 and 2015, respectively)	18,159	23,438
Mortgage loans on real estate	232	594
Policy loans	66,672	60,166
Real estate held for investment (less $1,083 and $1,721 accumulated depreciation in 2016 and 2015, respectively)	5,919	7,956
Real estate held for sale (less $1,008 accumulated depreciation in 2016)	1,939	—
Other long-term investments	38	75
Short-term investments	508	251
Total investments	1,222,139	1,088,081
Cash and cash equivalents	35,510	82,827
Accrued investment income	17,903	15,406
Reinsurance recoverable	3,862	4,166
Deferred policy acquisition costs	167,790	163,692
Cost of customer relationships acquired	19,415	21,585
Goodwill	17,255	17,255
Other intangible assets	966	971
Deferred tax asset	76,869	67,145
Property and equipment, net	7,890	6,338
Due premiums, net (less $1,600 and $1,490 allowance for doubtful accounts in 2016 and 2015, respectively)	12,852	11,819
Prepaid expenses	299	162
Other assets	918	1,304
Total assets	$1,583,668	1,480,751

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Financial Position December 31, Continued (In thousands, except share amounts)

Liabilities and Stockholders' Equity	2016	2015
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,059,722	987,373
Annuities	69,578	64,933
Accident and health	1,022	1,118
Dividend accumulations	20,897	18,465
Premiums paid in advance	48,198	43,220
Policy claims payable	9,538	9,653
Other policyholders' funds	7,744	7,518
Total policy liabilities	1,216,699	1,132,280
Commissions payable	3,540	2,757
Current federal income tax payable	81,270	71,982
Payable for securities in process of settlement	3,061	2,457
Other liabilities	29,998	24,349
Total liabilities	1,334,568	1,233,825
Commitments and contingencies (Notes 5 and 8)
Stockholders' equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized 52,215,852 shares issued and outstanding 2016 and 2015, including shares in treasury of 3,135,738 in 2016 and 2015	259,383	259,383
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2016 and 2015	3,184	3,184
Accumulated deficit	(16,248)	(18,217)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	13,792	13,587
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	249,100	246,926
Total liabilities and stockholders' equity	$1,583,668	1,480,751

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss) Years ended December 31, (In thousands, except share amounts)

	2016		2015		2014
Revenues:
Premiums:
Life insurance		$191,254		187,686		181,857
Accident and health insurance		1,546		1,599		1,557
Property insurance		5,076		5,195		5,118
Net investment income		48,560		45,782		41,062
Realized investment losses, net		(1,985)		(5,459)		(19)
Other income		955		1,465		650
Total revenues		245,406		236,268		230,225
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		81,367		78,879		68,269
Increase in future policy benefit reserves		75,881		77,060		81,998
Policyholders' dividends		6,832		10,747		10,102
Total insurance benefits paid or provided		164,080		166,686		160,369
Commissions		44,641		43,625		44,021
Other general expenses		33,356		33,287		36,591
Capitalization of deferred policy acquisition costs		(32,732)		(31,104)		(32,071)
Amortization of deferred policy acquisition costs		28,515		23,400		21,083
Amortization of cost of customer relationships acquired		2,063		2,317		2,182
Total benefits and expenses		239,923		238,211		232,175
Income (loss) before federal income tax expense		5,483		(1,943)		(1,950)
Federal income tax expense		3,514		1,200		4,020
Net income (loss)		1,969		(3,143)		(5,970)
Per Share Amounts:
Basic and diluted earnings (losses) per share of Class A common stock	$0.04		(0.06)		(0.12)
Basic and diluted earnings (losses) per share of Class B common stock	0.02		(0.03)		(0.06)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period		(1,659)		(24,217)		29,328
Reclassification adjustment for losses included in net income		1,974		5,415		20
Unrealized gains (losses) on available-for-sale securities, net		315		(18,802)		29,348
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale securities		110		(6,539)		10,293
Other comprehensive income (loss)		205		(12,263)		19,055
Total comprehensive income (loss)		$2,174		(15,406)		13,085

See accompanying notes to consolidated financial statements

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2016, 2015, 2014
(In thousands)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stockholders' equity
	Class A	Class B
Balance at December 31, 2013	$259,383	3,184	(12,542)	6,795	(11,011)	245,809
Cumulative effect of correction of prior years errors - Note 1	—	—	3,438	—	—	3,438
Balance at January 1, 2014, as adjusted	259,383	3,184	(9,104)	6,795	(11,011)	249,247
Comprehensive income:
Net loss	—	—	(5,970)	—	—	(5,970)
Unrealized investment gains, net	—	—	—	19,055	—	19,055
Total comprehensive income	—	—	(5,970)	19,055	—	13,085
Balance at December 31, 2014, as adjusted	259,383	3,184	(15,074)	25,850	(11,011)	262,332
Comprehensive loss:
Net loss	—	—	(3,143)	—	—	(3,143)
Unrealized investment losses, net	—	—	—	(12,263)	—	(12,263)
Total comprehensive loss	—	—	(3,143)	(12,263)	—	(15,406)
Balance at December 31, 2015, as adjusted	259,383	3,184	(18,217)	13,587	(11,011)	246,926
Comprehensive income:
Net income	—	—	1,969	—	—	1,969
Unrealized investment gains, net	—	—	—	205	—	205
Total comprehensive income	—	—	1,969	205	—	2,174
Balance at December 31, 2016	$259,383	3,184	(16,248)	13,792	(11,011)	249,100

Consolidated Statements of Stockholders' Equity, Continued Years Ended December 31, 2016, 2015, 2014 (In thousands)

A summary of the number of shares of common stock of Class A, Class B and treasury stock issued is as follows:

	Common Stock		Treasury
	Class A	Class B	Stock
Balance at December 31, 2014	52,216	1,002	(3,136)
Balance at December 31, 2015	52,216	1,002	(3,136)
Balance at December 31, 2016	52,216	1,002	(3,136)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows Years Ended December 31, (In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,969	(3,143)	(5,970)
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses on investments and other assets	1,985	5,459	19
Net deferred policy acquisition costs	(4,217)	(7,704)	(10,988)
Amortization of cost of customer relationships acquired	2,063	2,317	2,182
Depreciation	806	779	1,116
Amortization of premiums and discounts on investments	14,676	12,021	9,738
Deferred federal income tax benefit	(9,834)	3,515	(78,880)
Change in:
Accrued investment income	(2,497)	(1,949)	(1,110)
Reinsurance recoverable	304	259	(31)
Due premiums	(1,033)	(1,042)	432
Future policy benefit reserves	74,583	76,901	81,918
Other policyholders' liabilities	7,521	6,059	8,840
Federal income tax payable	9,287	(6,837)	78,207
Commissions payable and other liabilities	6,434	617	13,003
Other, net	224	(99)	(542)
Net cash provided by operating activities	102,271	87,153	97,934
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	20,638	—	3,074
Maturities and calls of fixed maturities, available-for-sale	56,032	75,231	50,405
Maturities and calls of fixed maturities, held-to-maturity	14,405	20,395	20,991
Purchase of fixed maturities, available-for-sale	(234,964)	(134,126)	(128,906)
Purchase of fixed maturities, held-to-maturity	(5,507)	(55,360)	(18,032)
Sale of equity securities, available-for-sale	5,100	43,163	15,029
Calls of equity securities, available-for-sale	822	150	200
Purchase of equity securities, available-for-sale	—	(602)	(36,297)
Principal payments on mortgage loans	362	34	43
Increase in policy loans, net	(6,506)	(6,134)	(5,164)
Sale of other long-term investments	37	60	2
Purchase of other long-term investments and real estate	(75)	—	(4)
Purchase of property and equipment	(2,214)	(590)	(481)
Sale of property and equipment	59	—	—
Maturity of short-term investments	256	—	—
Purchase of short-term investments	(522)	(255)	—
Cash used in acquisition, net	—	—	(4,810)
Net cash used in investing activities	(152,077)	(58,034)	(103,950)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows Years Ended December 31, Continued (In thousands)

	2016	2015	2014

Cash flows from financing activities:
Annuity deposits	$8,673	8,103	7,243
Annuity withdrawals	(6,184)	(5,103)	(5,112)
Net cash provided by financing activities	2,489	3,000	2,131
Net increase (decrease) in cash and cash equivalents	(47,317)	32,119	(3,885)
Cash and cash equivalents at beginning of year	82,827	50,708	54,593
Cash and cash equivalents at end of year	$35,510	82,827	50,708
Supplemental Disclosure of Operating Activities:
Cash paid during the year for income taxes	$4,061	4,522	4,670

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

Correction of Immaterial Errors and Reclassification of Certain Amounts

Correction of Immaterial Errors
In the course of preparing its consolidated financial statements for the year ended December 31, 2016, the Company identified immaterial errors in its previously filed financial statements. The errors were in the Company’s accounting for DAC and future policy benefits in the life insurance segment and several other immaterial errors in our other two segments.
Two of the errors were discovered in connection with the Company’s ongoing conversion of its actuarial valuation from a third party service provider to an actuarial valuation modeling software system purchased from a vendor. The errors in valuing DAC and future policy benefits caused the Company to understate amortization of DAC over several years and to overstate the increase in future policy benefit reserves during the same periods, resulting in an overstatement of DAC of $0.3 million and an overstatement of future policy benefits of $7.9 million at December 31, 2015. There were several other immaterial errors that resulted in negligible impact at December 31, 2015 and 2014. The cumulative errors have been corrected via restatement with a net increase of $3.4 million to retained earnings as of January 1, 2014, the earliest period presented. Correcting the errors resulted in a reduction in the Company’s net losses of $436,000 in 2015 and $535,000 in 2014.
The Company assessed the materiality of these errors on its previously reported annual financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and determined that the errors were immaterial to each of the previously reported periods. However, the Company determined that the adjustment to correct the error, if recorded in 2016 operating results, would materially misstate the 2016 financial statements. Accordingly, we are correcting the errors by restating the prior period information, and therefore have revised the Consolidated Statement of Financial Position as of December 31, 2015, the Consolidated Statements of Operations and Comprehensive Income (Loss), the Consolidated Statements of Stockholders’ Equity and the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014.
The line item effects of these immaterial error corrections are detailed below.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

2015	As Reported	Restatement	As Adjusted
	(In thousands)
Consolidated Statements of Financial Position

Deferred policy acquisition costs	$165,362	(1,670)	163,692
Deferred tax asset	68,764	(1,619)	67,145
Total assets	1,484,040	(3,289)	1,480,751
Liabilities:
Future policy benefit reserves:
Life insurance	$995,972	(8,599)	987,373
Total policy liabilities	1,140,879	(8,599)	1,132,280
Current federal income tax payable	71,225	757	71,982
Other liabilities	24,205	144	24,349
Total liabilities	1,241,523	(7,698)	1,233,825
Accumulated deficit	(22,626)	4,409	(18,217)
Total stockholders' equity	242,517	4,409	246,926
Total liabilities and stockholders' equity	1,484,040	(3,289)	1,480,751

Consolidated Statements of Operations and Comprehensive Income (Loss)

Increase in future policy benefit reserves	$77,929	(869)	77,060
Total insurance benefits paid or provided	167,555	(869)	166,686
Other general expenses	33,143	144	33,287
Amortization of deferred policy acquisition costs	23,339	61	23,400
Total benefits and expenses	238,875	(664)	238,211
Income (loss) before federal income tax expense	(2,607)	664	(1,943)
Federal income tax expense	972	228	1,200
Net income (loss)	(3,579)	436	(3,143)
Basic and diluted earnings (losses) per share of Class A common stock	(0.07)	0.01	(0.06)
Basic and diluted earnings (losses) per share of Class B common stock	(0.04)	0.01	(0.03)
Comprehensive income (loss)	(15,842)	436	(15,406)

Consolidated Statements of Stockholders' Equity

Balance at December 31, 2014	$258,359	3,973	262,332
Net income (loss)	(3,579)	436	(3,143)
Balance at December 31, 2015	242,517	4,409	246,926

Consolidated Statements of Cash Flows

Net income (loss)	$(3,579)	436	(3,143)
Net deferred policy acquisition costs	(7,765)	61	(7,704)
Deferred federal income tax benefit	4,043	(528)	3,515
Future policy benefit reserves	77,770	(869)	76,901
Commission payable and other liabilities	473	144	617
Federal income tax payable	(7,593)	756	(6,837)
Net cash provided by operating activities	87,153	—	87,153

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

2014	As Reported	Restatement	As Adjusted
	(In thousands)
Consolidated Statements of Operations and Comprehensive Income (Loss)

Increase in future policy benefit reserves	$82,847	(849)	81,998
Total insurance benefits paid or provided	161,218	(849)	160,369
Amortization of deferred policy acquisition costs	21,064	19	21,083
Total benefits and expenses	233,005	(830)	232,175
Income (loss) before federal income tax expense	(2,780)	830	(1,950)
Federal income tax expense	3,725	295	4,020
Net income (loss)	(6,505)	535	(5,970)
Basic and diluted earnings (losses) per share of Class A common stock	(0.13)	0.01	(0.12)
Basic and diluted earnings (losses) per share of Class B common stock	(0.07)	0.01	(0.06)
Comprehensive income	12,550	535	13,085

Consolidated Statements of Stockholders' Equity

Balance at December 31, 2013	$245,809	3,438	249,247
Net income (loss)	(6,505)	535	(5,970)
Balance at December 31, 2014	258,359	3,973	262,332

Consolidated Statements of Cash Flows

Net income (loss)	$(6,505)	535	(5,970)
Net deferred policy acquisition costs	(11,007)	19	(10,988)
Deferred federal income tax benefit	(79,175)	295	(78,880)
Future policy benefit reserves	82,767	(849)	81,918
Net cash provided by operating activities	97,934	—	97,934

See Note 13 - Quarterly Financial Information (Unaudited) for additional information regarding our unaudited quarterly financial information for the year ended December 31, 2015, which information reflects the corrections above.

Reclassifications

Certain amounts presented in prior years have been reclassified to conform to the current presentation.  No individual amounts were material.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

Unrealized gains (losses) of equity securities and fixed maturities held as available-for-sale is shown as a separate component of stockholders' equity, net of tax, and is a separate component of comprehensive income.

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

Real estate held for sale represents a building we own in Little Rock, Arkansas in which we are a lessor. The building was sold subsequent to December 31, 2016. See Subsequent Events note.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The Company had cash equivalents, fixed maturities and equity securities with an aggregate fair value of $10.0 million and $10.2 million at December 31, 2016 and 2015, respectively, on deposit with various state regulatory authorities to fulfill statutory requirements.

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

Deferred Policy Acquisition Costs

Acquisition costs, consisting of commissions and policy issuance, underwriting and agent convention expenses that are directly related to and vary with the successful production of new and renewal business, have been deferred.  These deferred amounts, referred to as deferred policy acquisition costs ("DAC"), are recorded as an asset on the balance sheet and amortized to income in a systematic manner, based on related contract revenues or gross profits as appropriate.

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

DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing on an annual basis, or when an event occurs that might require loss recognition testing. If loss recognition or impairment is necessary, DAC would be written off to the extent that anticipated future premiums and investment income is insufficient to cover expect future policy benefits and expenses. Loss recognition testing that considers, among other things, actual experience and projected future experience calculates the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years.  The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated for recoverability using best estimate assumptions.  Management believes that our deferred policy acquisition costs and related amortization for the years ended December 31, 2016, 2015 and 2014 limits the amount of deferred costs to its estimated realizable value.  This belief is

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

based upon the analysis performed on capitalized expenses that vary with and are directly related to the acquisition of new and renewal insurance business, utilization of the factor method and recoverability testing at the time of policy issuance and the annual loss recognition testing.

The components of deferred acquisition costs from year to year are summarized as follows:

	For the Years Ended December 31,
	2016	2015	2014
		(As adjusted)	(As adjusted)
	(In thousands)
Balance at beginning of period	$163,692	155,859	145,101
Capitalized	32,732	31,104	32,071
Amortized	(28,515)	(23,400)	(21,083)
Effects of unrealized (gains) losses	(119)	129	(230)
Balance at end of period	$167,790	163,692	155,859

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

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years.  The CCRA is then evaluated utilizing reasonable assumptions.  Management believes that our CCRA and related amortization is recoverable for the years ended December 31, 2016, 2015 and 2014.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Cost of customer relationships acquired relative to purchased blocks of insurance is summarized as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of period	$21,585	23,542	23,374
Acquisitions	—	—	2,762
Amortization	(2,063)	(2,317)	(2,182)
Change in effects of unrealized (gains) losses on CCRA	(107)	360	(412)
Balance at end of period	$19,415	21,585	23,542

Estimated amortization of cost of customer relationship acquired in each of the next five years and thereafter is as follows.  Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.

Amount
(In thousands)
Year:
2017	$1,791
2018	1,658
2019	1,495
2020	1,349
2021	1,220
Thereafter	12,461
19,974
Effects of unrealized (gains) losses on CCRA	(559)
Total	$19,415

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

Unpaid claims on accident and health and specialty property insurance policies represent the estimated liability for benefit expenses, both reported but not paid and incurred but not reported to the Company.  The liability for incurred but not reported claims includes estimates for additional claim amounts due related to reported claims. Liabilities for unpaid

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

claims are estimated using individual case basis valuations and statistical analysis.  Those estimates are subject to the effects of trends in claim severity and frequency.

Anticipated investment income is not considered in determining whether a premium deficiency exists with respect to short-duration contracts.  Premium deposits accrue interest at rates ranging from 3.0% to 8.25% per annum.  The cost of insurance is included in the premium when collected and interest is credited annually to deposit accounts.

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

Goodwill and Other Intangible Assets

Goodwill is the difference between the purchase price in a business combination and the fair value of assets and liabilities acquired, and is not amortized.  Other intangible assets include various state insurance licenses, which have been determined to have indefinite useful lives and, therefore, are not amortized. Both goodwill and other intangible assets with indefinite useful lives are subject to annual impairment analysis.

The goodwill impairment test uses a two-step process as set forth under current accounting guidance.  In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of projected new business is compared to the carrying value of goodwill. A requirement of this method is that the inforce must pass loss recognition testing. If the carrying amount of the reporting unit goodwill exceeds the fair value of projected new business, an impairment loss is recognized in an amount equal to that excess.

Management’s determination of the fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations based on assumptions that market participants would make in valuing the reporting unit. Other assumptions can include levels of economic capital, future business growth, and earnings projections.

As of December 31, 2016, the Company had goodwill of $12.6 million allocated to the Life Insurance segment and $4.6 million allocated to the Home Service Insurance segment.  The Company completes its annual goodwill assessment for the individual reporting units within the Life Insurance segment and Home Service Insurance segment as of December 31 each year.  There was no impairment of goodwill in 2016, 2015 or 2014.

Goodwill is summarized as follows:

Net Amount
(In thousands)
Balance at January 1, 2015 and 2016	$17,255
Acquisition	—
Adjustments	—
Balance at December 31, 2016	$17,255

Participating Policies

At December 31, 2016 and 2015, participating business approximated 62.2% and 61.3% of direct life insurance in force, respectively.

Future policy benefits on participating policies are estimated based on net level premium reserves for death and endowment policy benefits with interest rates ranging from 3.0% to 9.0%, and the cash surrender values described in such contracts.  The scaling rate used for the 2016 portfolio ranged between 3.19% for 1 year and then going up to 4.45% over 20 years and remaining there for the duration.  Earnings and dividends on participating policies are allocated based on policies in force.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended December 31,
	2016	2015	2014
		(As adjusted)	(As adjusted)
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income (loss)	$1,969	(3,143)	(5,970)
Net income (loss) allocated to Class A common stock	$1,949	(3,112)	(5,910)
Net income (loss) allocated to Class B common stock	20	(31)	(60)
Net income (loss)	$1,969	(3,143)	(5,970)
Denominator:
Weighted average shares of Class A outstanding - basic and diluted	49,080	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002	1,002
Total weighted average shares outstanding - basic and diluted	50,082	50,082	50,082
Basic and diluted earnings (losses) per share of Class A common stock	$0.04	(0.06)	(0.12)
Basic and diluted earnings (losses) per share of Class B common stock	0.02	(0.03)	(0.06)

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

The following is a summary of property and equipment.

	December 31,
	2016	2015
	(In thousands)
Property and equipment:
Home office, land and buildings	$10,051	9,970
Furniture and equipment	2,994	2,531
Electronic data processing equipment and computer software	6,914	5,244
Automobiles and marine assets	175	293
Airplane	3,356	3,356
Total property and equipment	23,490	21,394
Accumulated depreciation	(15,600)	(15,056)
Balance at end of period	$7,890	6,338

Reinsurance Recoverable

Reinsurance recoverable includes expected reimbursements for policyholder claim amounts in excess of the Company's retention, as well as profit sharing and experience refund accruals.  Reinsurance recoverable is reduced for estimated uncollectible amounts, if any.

Reinsurance premiums, benefits and expenses are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.  The cost of reinsurance related to long duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.  The cost of reinsurance related to short duration contracts is accounted for over the coverage period.  Profit-sharing and similar adjustable provisions are accrued based on the experience of the underlying policies.

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

A gain contingency is an uncertain situation that will be resolved in the future, possibly resulting in a gain. We do not allow the recognition of a gain contingency prior to settlement of the underlying event. If we were to have a material gain contingency, we would disclose it in the notes to the financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Cash Equivalents

The Company considers cash equivalents as all securities whose duration does not exceed 90 days at the date of acquisition.

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

Accounting Pronouncements

Accounting Standards Recently Adopted

On May 21, 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts, addressing enhanced disclosure requirements for insurers relating to short-duration insurance contract claims and the unpaid claims liability rollforward for long and short-duration contracts. The disclosures are intended to provide users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and the timing, frequency, and severity of claims. The new disclosures required the accumulation and reporting of new and different groupings of claims data than previously reported. For public business entities, the new guidance is effective for annual reporting periods beginning after December 15, 2015. See Note 4, Policy Liabilities and Short Duration Contracts below for the new disclosures.

Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using one of two retrospective application methods. Early application is not permitted. We are currently evaluating the effect the guidance will have on our consolidated financial statements. We do not expect that any portion of our revenue will be effected by the new standard, primarily as the new guidance does not apply to revenue from insurance contracts. Our ongoing evaluation process includes identifying contracts that are in the scope of the standard and documenting our accounting for these contracts.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

On January 26, 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment. An entity will no longer perform a hypothetical purchase price allocation to measure impairment, eliminating step 2 of the goodwill impairment test. Instead, impairment will be measured using the difference of the carrying amount to the fair value of the reporting unit. The ASU is effective prospectively for annual and interim periods in fiscal year beginning after December 15, 2019, but early adoption is permitted for goodwill impairment tests with measurement dates after January 1, 2017.

Regulatory Reform

Health Care Reform

The Affordable Care Act was passed by the U.S. Congress in 2010.  The Company has considered its medical and dental plans provided for employees and agents.  While the Company will incur additional costs associated with the implementation of this Act, it does not believe these costs or ongoing costs associated with this Act will have a material impact to the consolidated financial statements.  The Company does not provide a separate prescription drug plan to its retirees.  In addition, the Company does not sell any medical insurance or prescription drug coverage.  The Company will continue to assess the information contained in this Act as additional guidance becomes available and as additional implications are understood or clarified. In addition, the Company is monitoring the impact that the new presidential administration and congress will have on this Act.

Financial Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”) includes a provision to establish a Federal Insurance Office with the primary purpose of collecting information to better understand insurance issues at the federal level and to monitor the extent to which traditional underserved communities and consumers, minorities and low and moderate income persons have access to affordable insurance products.  The Dodd-Frank Act also contains provisions affecting financial institutions, credit rating agencies and other commercial and consumer businesses. The Company is monitoring the impact that the new presidential administration and congress will have on this Act.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 2: Investments

The Company invests primarily in fixed maturity securities, which totaled 89.7% of total investments and cash and cash equivalents at December 31, 2016.  Holdings in high quality fixed maturity securities rated A or higher by Standard & Poor's, Inc. totaled 78.2% of investment holdings in this category, reflecting the conservative investment philosophy of the Company.

	December 31, 2016		December 31, 2015
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities	$1,128,672	89.7	$995,601	85.0
Equity securities	18,159	1.6	23,438	2.0
Mortgage loans	232	—	594	0.1
Policy loans	66,672	5.3	60,166	5.1
Real estate and other long-term investments	7,896	0.6	8,031	0.7
Short-term investments	508	—	251	—
Cash and cash equivalents	35,510	2.8	82,827	7.1
Total cash, cash equivalents and investments	$1,257,649	100.0	$1,170,908	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The cost, gross unrealized gains and losses and fair value of investments in fixed maturities and equity securities, as of December 31, 2016 and 2015, are as follows.

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$9,929	2,261	—	12,190
U.S. Government-sponsored enterprises	7,639	863	—	8,502
States and political subdivisions	563,279	15,017	5,022	573,274
Foreign governments	103	23	—	126
Corporate	277,226	12,095	4,222	285,099
Commercial mortgage-backed	50	1	—	51
Residential mortgage-backed	2,247	181	2	2,426
Total available-for-sale securities	860,473	30,441	9,246	881,668
Held-to-maturity securities:
U.S. Government-sponsored enterprises	2,003	28	—	2,031
States and political subdivisions	223,966	6,916	1,599	229,283
Corporate	21,035	888	692	21,231
Total held-to-maturity securities	247,004	7,832	2,291	252,545
Total fixed maturity securities	$1,107,477	38,273	11,537	1,134,213
Equity securities:
Stock mutual funds	$2,867	79	—	2,946
Bond mutual funds	14,040	265	108	14,197
Common stock	39	3	17	25
Redeemable preferred stock	819	174	2	991
Total equity securities	$17,765	521	127	18,159

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$9,995	2,597	—	12,592
U.S. Government-sponsored enterprises	19,676	1,104	—	20,780
States and political subdivisions	470,319	15,815	3,085	483,049
Foreign governments	104	27	—	131
Corporate	211,245	9,683	4,847	216,081
Commercial mortgage-backed	140	5	—	145
Residential mortgage-backed	2,658	214	2	2,870
Total available-for-sale securities	714,137	29,445	7,934	735,648
Held-to-maturity securities:
U.S. Government-sponsored enterprises	2,010	110	—	2,120
States and political subdivisions	236,776	6,756	883	242,649
Corporate	21,167	530	1,500	20,197
Total held-to-maturity securities	259,953	7,396	2,383	264,966
Total fixed maturity securities	$974,090	36,841	10,317	1,000,614
Equity securities:
Stock mutual funds	$3,270	—	237	3,033
Bond mutual funds	18,798	55	349	18,504
Common stock	65	—	22	43
Redeemable preferred stock	1,594	266	2	1,858
Total equity securities	$23,727	321	610	23,438

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

For investments of available-for-sale fixed maturities that have unrealized losses as of December 31, 2016, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows.

	December 31, 2016
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$202,788	3,513	184	8,018	1,509	8	210,806	5,022	192
Corporate	91,527	3,578	70	6,102	644	8	97,629	4,222	78
Residential mortgage-backed	116	1	4	105	1	2	221	2	6
Total available-for-sale securities	294,431	7,092	258	14,225	2,154	18	308,656	9,246	276
Held-to-maturity securities:
States and political subdivisions	$43,659	1,562	47	509	37	1	44,168	1,599	48
Corporate	3,587	12	3	2,171	680	2	5,758	692	5
Total held-to-maturity securities	47,246	1,574	50	2,680	717	3	49,926	2,291	53
Total fixed maturities	$341,677	8,666	308	16,905	2,871	21	358,582	11,537	329
Equity securities:
Stock mutual funds	$—	—	—	—	—	—	—	—	—
Bond mutual funds	10,160	108	2	—	—	—	10,160	108	2
Redeemable preferred stock	201	2	2	—	—	—	201	2	2
Common stocks	—	—	—	—	17	1	—	17	1
Total equities	$10,361	110	4	—	17	1	10,361	127	5

The available-for-sale fixed maturities in a gross unrealized loss position for more than 12 months is primarily related to rises in interest rates which results in lower market prices on fixed maturity securities that have lower coupons than the current market rate. This is interest rate risk and is not a signal of impairment. Management has completed its assessment of other-than-temporary impairment of these securities. Based on our evaluation of the credit worthiness of the issuers and because we do not intend to sell the investments, nor is it likely that we would be required to sell these investments before recovery of their amortized cost bases, which may be maturity, none of the unrealized losses are considered to be other-than-temporary.

We monitor all debt and equity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews. Our impairment review, in accordance with current guidance, is performed by the Company at each reporting date and management uses its best judgment to decide if impairment is other-than-temporary.  We determine other-than-temporary impairment by reviewing relevant evidence related to the specific security issuer, as well as our intent to sell the security or whether we more likely than not will be required to sell the security before its anticipated recovery.  All securities with a market price below par were segregated and reviewed as of December 31, 2016 based upon the items above for impairment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

For investments of available-for-sale fixed maturities and equity securities that have unrealized losses as of December 31, 2015, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows.

	December 31, 2015
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$136,862	1,474	129	12,633	1,611	12	149,495	3,085	141
Corporate	70,081	4,330	69	3,308	517	3	73,389	4,847	72
Residential mortgage-backed	57	1	2	133	1	3	190	2	5
Total available-for-sale securities	207,000	5,805	200	16,074	2,129	18	223,074	7,934	218
Held-to-maturity securities:
States and political subdivisions	$74,628	774	59	2,404	109	5	77,032	883	64
Corporate	4,585	641	4	2,160	859	2	6,745	1,500	6
Total held-to-maturity securities	79,213	1,415	63	4,564	968	7	83,777	2,383	70
Total fixed maturities	$286,213	7,220	263	20,638	3,097	25	306,851	10,317	288
Equity securities:
Stock mutual funds	$3,030	237	4	2	—	1	3,032	237	5
Bond mutual funds	10,158	318	2	108	31	1	10,266	349	3
Redeemable preferred stock	101	1	1	1	1	1	102	2	2
Common stocks	22	1	2	21	21	2	43	22	4
Total equities	$13,311	557	9	132	53	5	13,443	610	14

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The amortized cost and fair value of fixed maturities at December 31, 2016 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon the final stated maturity.

	Cost or Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$46,129	46,698
Due after one year through five years	103,680	106,407
Due after five years through ten years	120,915	127,697
Due after ten years	589,749	600,866
Total available-for-sale securities	860,473	881,668
Held-to-maturity securities:
Due in one year or less	2,972	2,991
Due after one year through five years	58,138	59,873
Due after five years through ten years	43,320	44,568
Due after ten years	142,574	145,113
Total held-to-maturity securities	247,004	252,545
Total fixed maturities	$1,107,477	1,134,213

The Company had no investments in any one entity which exceeded 10% of stockholders' equity at December 31, 2016.  In addition, there were no investments that were non-income producing for the year ended December 31, 2016.

Major categories of net investment income are summarized as follows:

	Years ended December 31,
	2016	2015	2014
	(In thousands)
Investment income on:
Fixed maturities	$43,637	39,570	36,670
Equity securities	851	2,909	1,986
Mortgage loans on real estate	24	36	42
Policy loans	5,277	4,614	4,172
Long-term investments	305	247	287
Other	89	53	45
Total investment income	50,183	47,429	43,202
Investment expenses	(1,623)	(1,647)	(2,140)
Net investment income	$48,560	45,782	41,062

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Proceeds and gross realized gains and losses from sales of fixed maturities available-for-sale for 2016, 2015 and 2014 are summarized as follows:

	Years ended December 31,
	2016	2015	2014
	(In thousands)
Proceeds	$20,638	—	3,074
Gross realized gains	$1,487	—	235
Gross realized losses	$—	—	—

In 2016, SPLIC sold eleven bonds from their available-for-sale portfolio to generate funds to pay the extraordinary dividend to CICA. These sales produced proceeds of $20.6 million and realized gains of $1.5 million. In 2015, there were no sales of fixed maturities available-for-sale. In 2014, two bonds were sold for a gain related to potential impending credit issues. There were no securities sold from the held-to-maturity portfolio in 2016, 2015 or 2014.

Proceeds and gross realized gains and losses from sales of equity securities for 2016, 2015 and 2014 are summarized as follows:

	Years ended December 31,
	2016	2015	2014
	(In thousands)
Proceeds	$5,100	43,163	15,029
Gross realized gains	$291	634	118
Gross realized losses	$35	599	169

In 2016, the Company sold five equity and bond mutual funds, some of which had been previously impaired, that resulted in a net gain of $256,000 to eliminate the risk-based-capital charge associated with equity securities. All mutual funds are considered common stocks for regulatory accounting purposes and the RBC charge for stocks is extremely high. In 2015, six equity and bond mutual funds were sold that resulted in a net gain of $35,000 due to regulatory accounting considerations. During 2014, three equity and bond mutual funds were sold resulting in a net loss of $51,000 due to circumstances that arose based on the current environment and due to the fact that they were shorter duration funds.

Realized investment gains (losses) are as follows:

	Years ended December 31,
	2016	2015	2014
	(In thousands)
Realized investment gains (losses):
Sales, calls and maturities:
Fixed maturities	$2,024	(111)	359
Equity securities	303	37	49
Net realized gains (losses)	2,327	(74)	408
Other-than-temporary impairments ("OTTI")
Fixed maturities	(3,970)	(2,998)	—
Equity securities	(342)	(2,387)	(427)
Realized loss on OTTI	(4,312)	(5,385)	(427)
Net realized investment losses	$(1,985)	(5,459)	(19)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

We recorded OTTI write-downs in 2016 of $4.3 million related to four equity and bond mutual funds and two bond issuers due to credit quality issues that arose in the current year.

The Company had realized losses of $12,000, $111,000 and $525 from calls of fixed maturities in 2016, 2015 and 2014, respectively.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	December 31, 2016
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,190	8,502	—	20,692
States and political subdivisions	—	573,274	—	573,274
Corporate	—	285,099	—	285,099
Commercial mortgage-backed	—	—	51	51
Residential mortgage-backed	—	2,426	—	2,426
Foreign governments	—	126	—	126
Total fixed maturities	12,190	869,427	51	881,668
Equity securities:
Stock mutual funds	2,946	—	—	2,946
Bond mutual funds	14,197	—	—	14,197
Common stock	25	—	—	25
Redeemable preferred stock	991	—	—	991
Total equity securities	18,159	—	—	18,159
Total financial assets	$30,349	869,427	51	899,827

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2015
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,592	20,780	—	33,372
States and political subdivisions	—	483,049	—	483,049
Corporate	—	216,081	—	216,081
Commercial mortgage-backed	—	—	145	145
Residential mortgage-backed	—	2,870	—	2,870
Foreign governments	—	131	—	131
Total fixed maturities	12,592	722,911	145	735,648
Equity securities:
Stock mutual funds	3,033	—	—	3,033
Bond mutual funds	18,504	—	—	18,504
Common stock	43	—	—	43
Redeemable preferred stock	1,858	—	—	1,858
Total equity securities	23,438	—	—	23,438
Total financial assets	$36,030	722,911	145	759,086

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At December 31, 2016, the fixed maturities, valued using a third-party pricing source, totaled $869.4 million for Level 2 assets and comprised 96.6% of total reported fair value.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding.  The Level 1 and Level 2 valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models, other third party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third party pricing models and review model parameters for reasonableness.  For the period ended December 31, 2016, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

There were no transfers made between Level 1 and 2 securities at December 31, 2016 or 2015.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

	December 31,
	2016	2015
	(In thousands)
Beginning Balance at January 1,	$145	231
Total realized and unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income	(4)	(2)
Principal paydowns	(90)	(84)
Transfer in and (out) of Level 3	—	—
Ending Balance at December 31,	$51	145

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

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$247,004	252,545	259,953	264,966
Mortgage loans	232	269	594	617
Policy loans	66,672	66,672	60,166	60,166
Short-term investments	508	508	251	251
Cash and cash equivalents	35,510	35,510	82,827	82,827
Financial liabilities:
Annuities - investment contracts	$50,952	52,173	47,222	46,905

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential properties and commercial properties.  Weighted average interest rates for these loans were approximately 6.8% and 6.2% per year, as of December 31, 2016 and 2015, respectively, with maturities ranging from 3 to 26 years.  Management estimated the fair value using an annual interest rate of 6.25% at December 31, 2016 and 2015. Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans have a weighted average annual interest rate of 7.7% as of December 31, 2016 and 2015, respectively, and have no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

the consolidated balance sheet.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies that we have in force and cannot be valued separately and are not marketable. Therefore, the fair value approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximate carrying value due to their short-term nature. Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at December 31, 2016 using discounted cash flows based upon a swap rate curve with interest rates ranging from 1.28% to 3.77% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Note 4: Policy Liabilities and Short Duration Contracts

Various assumptions used to determine the future policy benefit reserves of life insurance include the following:  a) valuation interest rates from 2.5% to 6.75% per year; b) mortality assumptions are from the 1955 to 1960, 1965 to 1970, 1975 to 1980 and 2001 Select and Ultimate mortality tables; and c) withdrawals are based primarily on actual historical termination rates.

The following table presents information on changes in the liability for life, accident and health and property policy and contract claims for the years ended December 31, 2016, 2015 and 2014.

	Years ended December 31,
	2016	2015	2014
	(In thousands)
Policy claims payable at January 1	$9,653	9,560	9,488
Less: reinsurance recoverable	543	950	686
Net balance at January 1	9,110	8,610	8,802
Acquisition of MGLIC	—	—	40
Add claims incurred, related to:
Current year	26,000	26,911	24,541
Prior years	(493)	(197)	(33)
	25,507	26,714	24,508
Deduct claims paid, related to:
Current year	18,681	19,584	17,691
Prior years	6,805	6,630	7,049
	25,486	26,214	24,740
Net balance December 31	9,131	9,110	8,610
Plus: reinsurance recoverable	407	543	950
Policy claims payable, December 31	$9,538	9,653	9,560

The Company experienced favorable development in 2016 of $493,000 and favorable development in 2015 of $197,000. No unusual claims or trends have been noted.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Short Duration Contracts

The Company's short duration contracts consist of credit life and credit disability in the Life segment and property insurance in the Home Service segment. The credit insurance lines are an immaterial part of short duration contracts so the following disclosures cover only the property insurance line of business in the Home Service segment.

Special Property Insurance (Allied and Fire)

The following table presents incurred claims development as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts. This information is presented for the last five years as these claims rarely pay out over a longer period of time. Claims data for 2012 through 2015 is supplementary information to the consolidated financial statements and is unaudited.

						As of December 31, 2016
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance					Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Years ended December 31,
Accident Year	2012	2013	2014	2015	2016
(In thousands)	(Unaudited)
2012	$2,511	$2,445	$2,448	$2,440	$2,440	$—	898
2013		2,058	1,977	1,970	1,964	—	328
2014			1,744	1,650	1,575	—	254
2015				1,777	1,731	10	356
2016					2,071	175	463
Total					$9,781

The following table presents paid claims development as of December 31, 2016, net of reinsurance. Claims data for 2012 through 2015 are unaudited.

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years ended December 31,
Accident Year	2012	2013	2014	2015	2016
(In thousands)	(Unaudited)
2012	$2,144	$2,428	$2,440	$2,440	$2,440
2013		1,751	1,964	1,964	1,964
2014			1,361	1,556	1,560
2015				1,410	1,637
2016					1,680
Total					9,281
All outstanding liabilities before 2012, net of reinsurance					—
Liabilities for claims and claim adjustment expenses, net of reinsurance					$500

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

Year Ended December 31,
2016
(In thousands)
Net outstanding liabilities
Special property	$500
Other short-duration insurance lines	43
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	543

Reinsurance recoverable on unpaid claims
Special property	—
Other insurance lines	340
Total reinsurance recoverable on unpaid claims	340

Insurance lines other than short duration	8,655

Total gross liability for unpaid claims and claim adjustment expenses	$9,538

The following is supplementary information to the consolidated financial statements about average historical claims duration as of December 31, 2016.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Years	1	2	3	4	5

Special Property	85.25%	12.00%	0.16%	—%	—%

Note 5: Reinsurance

In the normal course of business, the Company reinsures portions of certain policies that we underwrite to limit disproportionate risks.  During 2016 and 2015, we retained varying amounts of individual insurance up to a maximum retention of $100,000 on any life.  The Company also reinsures 100% of our accidental death benefit rider coverage.  Catastrophe reinsurance is in place for our property policies.  In 2016 and 2015, this reinsurance provided $10,000,000 of coverage above a $500,000 deductible.  Our health insurance policies are substantially all reinsured on a 100% coinsurance basis.  We remain contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  We obtain reinsurance from multiple reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers. The ratings by A.M. Best Company range from B+ (Good) to A+ (Superior).  To protect our position, we have established and funded a trust to cover the contingent liabilities related to accident and health reinsurance ceded to Unified Life Insurance Company, which represents $51,000 of the $3.9 million of reinsurance recoverable at December 31, 2016.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Assumed and ceded life reinsurance activity as of December 31, 2016 and 2015 is summarized as follows:

	At December 31,
	2016	2015
	(In thousands)
Aggregate assumed life insurance in force	$22,915	36,766
Aggregate ceded life insurance in force	$(522,821)	(516,933)
Net life insurance in force	$4,497,735	4,478,202

The Company's reinsurance recoveries on ceded reinsurance were $3.9 million in 2016 and $4.2 million in 2015.  Premiums, claims and surrenders assumed and ceded for all lines of business for these years are summarized as follows:

	Years ended December 31,
	2016	2015	2014
	(In thousands)
Premiums from short-duration contracts:
Direct	$6,927	7,223	7,209
Assumed	—	—	—
Ceded	(828)	(873)	(967)
Net premiums earned	6,099	6,350	6,242
Premiums from long-duration contracts:
Direct	194,147	190,114	184,229
Assumed	151	353	421
Ceded	(2,521)	(2,337)	(2,360)
Net premiums earned	191,777	188,130	182,290
Total premiums earned	$197,876	194,480	188,532
Claims and surrenders assumed	$237	414	466
Claims and surrenders ceded	$(877)	(1,013)	(1,108)

SPFIC has catastrophe reinsurance that covers the first event in excess of a $500,000 deductible up to $10.0 million.  In consideration for a reinstatement premium, second event coverage is provided in excess of a $500,000 deductible up to $10.0 million.  The annual premium was approximately $0.8 million in 2016, $0.9 million in 2015 and $1.0 million in 2014.

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

	Years ended December 31,
	2016	2015
Combined Statutory Stockholders' Equity	(In thousands)

Life insurance operations	$28,009	28,624
Property insurance operations	6,863	6,462
Total statutory equity	$34,872	35,086

The 2015 surplus amounts have been corrected.

	Years ended December 31,
	2016	2015	2014
Combined Statutory Net Income (Loss)	(In thousands)

Life insurance operations	$11,987	(7,972)	(5,821)
Property insurance operations	401	607	749
Total statutory net income (loss)	$12,388	(7,365)	(5,072)

Generally, the net assets of the insurance subsidiaries available for transfer to their immediate parent are limited to the greater of the subsidiary net gain from operations during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities.  Under these practices, total surplus at December 31, 2016 was $31.7 million and net gain from operations was $16.5 million for CICA.  Based upon statutory net gain from operations and surplus of CICA as of and for the year ended December 31, 2016, a dividend of approximately $3.2 million could be paid to the Company without prior regulatory approval in 2017.  Payments of dividends in excess of such amounts would generally require approval by regulatory authorities.

CICA, CNLIC, SPLIC, MGLIC and SPFIC have calculated their risk based capital ("RBC") in accordance with the National Association of Insurance Commissioners' Model Rule and the RBC rules as adopted by their respective states of domicile. All insurance subsidiaries exceeded RBC minimum levels at December 31, 2016.

On June 10, 2016, the National Association of Insurance Commissioners (“NAIC”) Executive Committee and Plenary voted to adopt a recommendation for January 1, 2017 as the operative date for the implementation of Principles-Based Reserves (“PBR”) as a national standard for life insurance products. Although this NAIC standard does not change the reserving requirements under U.S. GAAP, it can be significant for many life insurers. PBR replaces the current formulaic approach to determining policy reserves with an approach that more closely reflects the risks of highly complex products. Companies will be expected to develop “right-sized” reserves that better align with their specific product features, their observed actuarial experience, and their overall risk management procedures. There is a three-year transition period where PBR is optional until PBR becomes required on January 1, 2020. The Company is assessing the impact that this standard will have on its statutory reserving and capital and surplus.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

The failure of these policies to qualify under Sections 7702 and 72(s) results in an estimated liability as of December 31, 2016 of $14.4 million, after tax, related to projected IRS toll charges and fees of $14.1 million as well as claims liability for past claims and reserves increases to bring policies into compliance totaling $0.3 million. The estimated liability at December 31, 2016 is down $0.2 million from the estimated liability at December 31, 2015 of $14.6 million, after tax, due to a continued refinement of our estimate and additional accrued interest charges. The probability weighted range of financial estimates relative to this issue is $7.5 million to $44.8 million, after tax. This estimated range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The estimated liability and the estimated range will be updated as we continue to refine our estimates. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of taxable benefits under non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved by the Company is insufficient to meet the actual amount of our liability and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operations may be materially adversely affected. Management believes that based upon current information we have recorded the best estimate liability to date.

Accruals for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The process of determining our best estimate and the estimated range was a complex undertaking including insight from external consultants and involved management’s judgment based upon a variety of factors known at the time. We recorded additional general expenses of $1.9 million in 2016 related to our 7702 and 72(s) issues. Additional costs will be incurred in 2017 associated with these issues and we believe these costs will range from $1.0 million to $2.0 million, but due to the uncertainty of actions we cannot reasonably estimate these costs with any reliability. Actual amounts incurred may exceed this estimate and will be recorded as they become probable and can be reasonably estimated.

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

Compliance
Some of our top international markets are in countries identified by the U.S. Department of State as jurisdictions of high risk for money laundering. As required by Bank Secrecy Act (“BSA”) regulations applicable to insurance companies, we have developed and implemented an anti-money laundering program that includes policies and procedures for complying with applicable BSA program, reporting and recordkeeping requirements and for deterring, preventing and detecting potential money laundering and other criminal activity (“BSA Program”). Based on a prior internal risk assessment, we have enhanced our BSA Program with additional controls, such as list screening software beyond sanctions screening required by the Office of Foreign Assets Control (“OFAC”), enhanced payment due diligence and transaction controls.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

We have the following operating lease commitments as of December 31, 2016 with the payments due by the periods indicated below.

Lease Commitments
(In thousands)
Less than 1 year	$481
1 year to 3 years	553
3 years to 5 years	221
More than 5 years	—
Total	$1,255

Operating lease expense was $0.6 million for the year ended December 31, 2016, and $0.6 million for both periods ended 2015 and 2014.

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

The Company has no reportable differences between segments and consolidated operations.

	Year ended December 31, 2016
	Life Insurance	Home Service	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$151,195	46,681	—	197,876
Net investment income	33,350	13,705	1,505	48,560
Realized investment losses, net	(1,685)	(300)	—	(1,985)
Other income	882	5	68	955
Total revenue	183,742	60,091	1,573	245,406
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	58,440	22,927	—	81,367
Increase in future policy benefit reserves	71,373	4,508	—	75,881
Policyholders' dividends	6,774	58	—	6,832
Total insurance benefits paid or provided	136,587	27,493	—	164,080
Commissions	29,235	15,406	—	44,641
Other general expenses	14,284	15,252	3,820	33,356
Capitalization of deferred policy acquisition costs	(26,742)	(5,990)	—	(32,732)
Amortization of deferred policy acquisition costs	24,428	4,087	—	28,515
Amortization of cost of customer relationships acquired	559	1,504	—	2,063
Total benefits and expenses	178,351	57,752	3,820	239,923
Income (loss) before income tax expense	$5,391	2,339	(2,247)	5,483

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	Year ended December 31, 2015 (a)
	Life Insurance	Home Service	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$147,832	46,648	—	194,480
Net investment income	30,206	14,063	1,513	45,782
Realized investment losses, net	(3,873)	(1,586)	—	(5,459)
Other income	1,008	86	371	1,465
Total revenue	175,173	59,211	1,884	236,268
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	55,912	22,967	—	78,879
Increase in future policy benefit reserves	73,259	3,801	—	77,060
Policyholders' dividends	10,695	52	—	10,747
Total insurance benefits paid or provided	139,866	26,820	—	166,686
Commissions	28,336	15,289	—	43,625
Other general expenses	16,345	13,349	3,593	33,287
Capitalization of deferred policy acquisition costs	(25,268)	(5,836)	—	(31,104)
Amortization of deferred policy acquisition costs	20,025	3,375	—	23,400
Amortization of cost of customer relationships acquired	641	1,676	—	2,317
Total benefits and expenses	179,945	54,673	3,593	238,211
Income (loss) before income tax expense	$(4,772)	4,538	(1,709)	(1,943)
(a) Certain previously reported information has been corrected to reflect immaterial corrections to the financial statements. For more information, refer to Note 1.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	Year ended December 31, 2014 (a)
	Life Insurance	Home Service	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$142,358	46,174	—	188,532
Net investment income	26,454	13,234	1,374	41,062
Realized investment gains (losses), net	(182)	116	47	(19)
Other income	504	29	117	650
Total revenue	169,134	59,553	1,538	230,225
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	46,021	22,248	—	68,269
Increase in future policy benefit reserves	76,858	5,140	—	81,998
Policyholders' dividends	10,045	57	—	10,102
Total insurance benefits paid or provided	132,924	27,445	—	160,369
Commissions	28,863	15,158	—	44,021
Other general expenses	19,274	15,036	2,281	36,591
Capitalization of deferred policy acquisition costs	(26,242)	(5,829)	—	(32,071)
Amortization of deferred policy acquisition costs	17,778	3,305	—	21,083
Amortization of cost of customer relationships acquired	614	1,568	—	2,182
Total benefits and expenses	173,211	56,683	2,281	232,175
Income (loss) before income tax expense	$(4,077)	2,870	(743)	(1,950)
(a) Certain previously reported information has been corrected to reflect immaterial corrections to the financial statements. For more information, refer to Note 1.

The table below summarizes assets by segment.

	December 31,
	2016	2015
	(In thousands)
Assets:
Life Insurance	$1,130,288	1,011,487
Home Service Insurance	374,986	389,478
Other Non-Insurance Enterprises	78,394	79,786
Total assets	$1,583,668	1,480,751

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Major categories of earned premiums are summarized as follows:

	Years ended December 31,
	2016	2015	2014
	(In thousands)
Premium income:
Ordinary life	$191,226	187,479	181,596
Group life	28	207	261
Accident and health	1,546	1,599	1,557
Property	5,076	5,195	5,118
Total premium income	$197,876	194,480	188,532

Geographic Information

The following table sets forth the Company's annual total of earned premiums from geographic area for the years indicated:

	Years ended December 31,
	2016	2015	2014
	(In thousands)
Area:
United States	$54,430	54,753	54,464
Venezuela	31,107	31,948	31,175
Colombia	29,643	27,589	27,472
Taiwan	18,590	18,031	16,686
Ecuador	15,456	15,527	15,364
Brazil	9,856	8,960	8,517
Other foreign countries	41,992	40,529	37,760
Net reinsurance	(3,198)	(2,857)	(2,906)
Total	$197,876	194,480	188,532

Note 9: Income Taxes

Our federal income tax expense was $3.5 million, $1.2 million and $4.0 million in 2016, 2015 and 2014, respectively.  This represents effective tax rates of 64.1%, (61.8)% and (206.2)%, respectively. The high effective rate in 2016 was primarily due to the effect of our uncertain tax position and the nondeductible costs to remediate our tax compliance issues. The 2014 impact is the result of costs to remediate the tax compliance issue we identified in early 2015 which impacted the 2014 effective tax rate negatively by approximately $3.5 million due to approximately $10.0 million of these costs not being deductible for tax. Additionally, after further refinement of these amounts in 2015 plus the effects of toll charges for the IRC Section 72(s) tax compliance issue identified in the second quarter of 2015, an additional $3.3 million of nondeductible toll charges were recorded in 2015, which negatively impacted the 2015 tax rate by $1.2 million.

The Company holds no valuation allowance in other comprehensive income at December 31, 2016 or 2015.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The table below summarizes the changes in the valuation allowance.

	Deferred Tax Liability	Other Comprehensive Income	Goodwill	Income Tax Expense (Benefit)
	(In thousands)
Balance at December 31, 2013	$—	(63)	1,058	(995)
Release of valuation allowance in 2014	—	21	—	(21)
Balance at December 31, 2014	—	(42)	1,058	(1,016)
Release of valuation allowance in 2015	—	42	—	(42)
Balance at December 31, 2015	—	—	1,058	(1,058)
Release of valuation allowance in 2016	—	—	—	—
Balance at December 31, 2016	$—	—	1,058	(1,058)

A reconciliation of federal income tax expense computed by applying the federal income tax rate of 35% in 2016, 2015 and 2014 to income (loss) before federal income tax expense is as follows:

	Years Ended December 31,
	2016		2015 (a)		2014 (a)
	Amount	%	Amount	%	Amount	%
	(In thousands)
Expected tax expense (benefit)	$1,919	35.0%	$(680)	35.0%	$(682)	35.0%
Release of valuation allowance previously held in other comprehensive income	—	—	(42)	2.2	(21)	1.1
Taxable stock sales	263	4.8	—	—	—	—
Tax-exempt interest and dividends-received deduction	(553)	(10.1)	(746)	38.4	(862)	44.2
Adjustment of prior year taxes	29	0.5	(317)	16.3	1	(0.1)
Effect of graduated rates	(57)	(1.0)	(71)	3.7	(89)	4.6
Effect of uncertain tax position	1,672	30.5	1,890	(97.3)	2,136	(109.5)
Nondeductible costs to remediate tax compliance issue	241	4.4	1,152	(59.3)	3,514	(180.2)
Other	—	—	14	(0.8)	23	(1.3)
Total income tax expense	$3,514	64.1%	$1,200	(61.8)%	$4,020	(206.2)%
 (a) Certain previously reported information has been corrected to reflect immaterial corrections to the financial statements. For more information, refer to Note 1.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Income tax expense consists of:

	Years Ended December 31,
	2016	2015 (a)	2014 (a)
	(In thousands)
Current	$13,348	(2,315)	82,900
Deferred	(9,834)	3,515	(78,880)
Total income tax expense	$3,514	1,200	4,020
 (a) Certain previously reported information has been corrected to reflect immaterial corrections to the financial statements. For more information, refer to Note 1.

Deferred tax expense is comprised of $9.8 million deferred tax expense less $0 tax benefit released from OCI.

The components of deferred federal income taxes are as follows:

	December 31,
	2016	2015 (a)
	(In thousands)
Deferred tax assets:
Future policy benefit reserves	$123,101	116,246
Net operating and capital loss carryforwards	—	583
Accrued expenses	104	121
Investments	6,803	3,848
State income tax credits	119	123
Other	56	165
Total gross deferred tax assets	130,183	121,086
Deferred tax liabilities:
Deferred policy acquisition costs, cost of customer relationships acquired and intangible assets	(44,709)	(45,417)
Unrealized gains on investments available-for-sale	(7,556)	(7,428)
Accrued policyholder dividends	(815)	(984)
Other	(234)	(112)
Total gross deferred tax liabilities	(53,314)	(53,941)
Net deferred tax asset	$76,869	67,145
(a) Certain previously reported information has been corrected to reflect immaterial corrections to the financial statements. For more information, refer to Note 1.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

A summary of the changes in the components of deferred federal and state income taxes is as follows:

	December 31,
	2016	2015 (a)
	(In thousands)
Deferred federal and state income taxes:
Balance January 1,	$67,145	64,122
Deferred tax benefit	9,834	(3,557)
Investments available-for-sale	(128)	6,695
Effects of unrealized gains on DAC, CCRA and reserves	18	(115)
Balance December 31,	$76,869	67,145
(a) Certain previously reported information has been corrected to reflect immaterial corrections to the financial statements. For more information, refer to Note 1.

The Company and our subsidiaries had no net operating losses at December 31, 2016.   At December 31, 2016 and 2015, we determined that as a result of our taxable income in carryback periods, tax planning strategies, and the expected reversal of existing deferred tax liabilities, it was more likely than not that the deferred tax assets would be realized.

The Company and our subsidiaries had no capital loss carry-forwards at December 31, 2016.

The Company recognizes only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority.

A reconciliation of unrecognized tax benefits is as follows:

	Years ended December 31,
	2016	2015	2014
	(In thousands)

Balance at January 1,	$78,079	81,459	1,539
Additions based on tax positions related to the current year	3,546	3,608	10,132
Additions for tax positions of prior years	4,706	1,570	71,327
Reductions for tax positions of prior years	(569)	(8,558)	(1,539)
Balance December 31,	$85,762	78,079	81,459

This unrecognized tax benefit is reported net in current federal income tax payable in the Consolidated Statements of Financial Position. Included in these amounts is $5.7 million and $3.5 million of interest expense with respect to unrecognized tax benefit as of December 31, 2016 and 2015, respectively.

None of the Company’s unrecognized tax benefits at December 31, 2016 would affect the effective tax rate if recognized. The Company does not believe there is a reasonable possibility the total amount of uncertain tax benefits will significantly increase or decrease in the next twelve months.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.  In the Consolidated Statements of Comprehensive Income (Loss), the amount of interest expense recorded was $2.2 million, $0.4 million and $3.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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
Security Plan Fire Insurance Company
Computing Technology, Inc.
Insurance Investors, Inc.
Citizens National Life Insurance Company

Magnolia Guaranty Life Insurance Company files its Federal income tax return on a stand-alone basis as it is not eligible to join the consolidated group until 2020.

The method of allocation among companies is subject to a written tax sharing agreement, approved by the Board of Directors, whereby allocation is made primarily on a separate return basis with current credit for any net operating losses or other items utilized in the consolidated tax return.  Intercompany tax balances are settled quarterly.

The Company and our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various U.S. states.  None of our subsidiaries are subject to examination by U.S. tax authorities for years prior to 2012.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 10: Other Comprehensive Income (Loss)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 35% in 2016, 2015 and 2014, as indicated below.

	Amount	Tax Effect	Amount
	(In thousands)
Year ended December 31, 2016
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(1,608)	563	(1,045)
Reclassification adjustment for (gains) losses included in net income (1)	1,974	(691)	1,283
Effects on DAC and CCRA	(51)	18	(33)
Other comprehensive income (loss)	$315	(110)	205
Year ended December 31, 2015
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(24,545)	8,591	(15,954)
Reclassification adjustment for (gains) losses included in net income	5,415	(1,895)	3,520
Effects on DAC and CCRA	328	(115)	213
Change in tax valuation allowance	—	(42)	(42)
Other comprehensive income (loss)	$(18,802)	6,539	(12,263)
Year ended December 31, 2014
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$29,643	(10,375)	19,268
Reclassification adjustment for (gains) losses included in net income	20	(7)	13
Effects on DAC and CCRA	(315)	110	(205)
Change in tax valuation allowance	—	(21)	(21)
Other comprehensive income (loss)	$29,348	(10,293)	19,055
(1) Reclassification adjustment included in Realized investment losses, net in the Consolidated Statements of Comprehensive Income (Loss)

Note 11: Benefit Plans

The Company sponsors a defined contribution profit-sharing plan.  Employees with one year of service can participate.  Contributions are made at the discretion of the Board of Directors and are subject to a tiered vesting schedule.  There were no employer contributions to the plan in 2016 or 2015 and $1.0 million was contributed in 2014.  The plan does not permit employee contributions.

The Company introduced a new employer-sponsored 401(k) plan to all eligible employees, effective March 1, 2016. This is an additional benefit offered to employees, which supplements the defined contribution profit-sharing plan which was already in existence.  Employees with one year of service can participate in the new plan.  Contributions are made by employees and the Company provides a matching contribution based upon the employee's level of contribution. The Company's expense related to the new 401(k) plan was $0.5 million in 2016. On the effective date, the Company's defined contribution profit-sharing plan was merged into the 401(k) plan and it become the Citizens, Inc. 401(k) Retirement and Profit Sharing Plan. Although merged, the profit sharing plan remains a separate and distinct employee benefit for eligible employees.

The Company is primarily self-insured for employee health benefits.  The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported.  There is stop-loss coverage for amounts

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

in excess of $100,000 per individual per year.  If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods.

Note 12: Related Party Transactions

Citizens, Inc. purchased Class A common shares during 2015 that were held by a subsidiary at market value as of the transaction date, which approximated $0.8 million.  This transaction was eliminated for financial reporting purposes in accordance with consolidation accounting, but generated a tax expense for the year ended December 31, 2015 totaling approximately $0.3 million.

In 2016, SPLIC paid a dividend to CICA in the amount of $20.0 million.

Note 13: Quarterly Financial Information (Unaudited)

The following table contains selected unaudited financial data for each quarter.

	Fourth Quarter	Third Quarter (a)	Second Quarter (a)	First Quarter (a)
	(In thousands, except per share amounts)
2016
Revenues	$67,903	61,741	61,237	54,525
Benefits and expenses	68,277	57,134	58,678	55,834
Federal income tax expense (benefit)	(490)	1,845	1,077	1,082
Net income (loss)	116	2,762	1,482	(2,391)
Net income (loss) available to common shareholders	116	2,762	1,482	(2,391)
Basic earnings (losses) per share of Class A common stock	—	0.06	0.03	(0.05)
Basic earnings (losses) per share of Class B common stock	—	0.03	0.01	(0.02)
Diluted earnings (losses) per share of Class A common stock	—	0.06	0.03	(0.05)
Diluted earnings (losses) per share of Class B common stock	—	0.03	0.01	(0.02)
(a) Certain previously reported information has been corrected to reflect immaterial corrections to the financial statements. For more information, refer to Note 1.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	Fourth Quarter (a)	Third Quarter (a)	Second Quarter (a)	First Quarter (a)
	(In thousands, except per share amounts)
2015
Revenues	$62,205	58,124	60,079	55,860
Benefits and expenses	64,193	58,039	60,693	55,286
Federal income tax expense (benefit)	208	(165)	1,153	2
Net income (loss)	(2,197)	250	(1,767)	572
Net income (loss) available to common shareholders	(2,197)	250	(1,767)	572
Basic earnings (losses) per share of Class A common stock	(0.04)	0.01	(0.04)	0.01
Basic earnings (losses) per share of Class B common stock	(0.02)	—	(0.02)	0.01
Diluted earnings (losses) per share of Class A common stock	(0.04)	0.01	(0.04)	0.01
Diluted earnings (losses) per share of Class B common stock	(0.02)	—	(0.02)	0.01
(a) Certain previously reported information has been corrected to reflect immaterial corrections to the financial statements. For more information, refer to Note 1.

Note 14: Subsequent Events

We have evaluated for subsequent events as defined by the accounting guidance through the date of financial statement issuance.

On February 15, 2017, the Company sold its Markham building in Little Rock, Arkansas for a gross sales price of $3.25 million, resulting in a gain on sale of $1.0 million.

On or about March 16, 2017, Juan Gamboa filed a putative class action lawsuit against the Company and five of its current and former directors and executive officers in the United States District Court, Western District of Texas. The lawsuit alleges the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and/or misleading statements, as well as failing to disclose material adverse facts about the Company’s business, operations and prospects.  The complaint seeks an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company’s common stock between March 11, 2015 and March 8, 2017, inclusive.  The Company believes that the lawsuit is without merit, and it intends to vigorously defend against all claims asserted.  At this time, the Company is unable to reasonably estimate the outcome of this litigation.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule II Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Balance Sheets

	At December 31,
	2016	2015 (a)
	(In thousands)
Assets
Investment in subsidiaries (1)	$173,877	171,038
Fixed maturities available-for-sale, at fair value	51,028	54,208
Fixed maturities held-to-maturity, at amortized cost	357	364
Equity securities available-for-sale, at fair value	1,030	979
Mortgage loans on real estate	—	341
Real estate and other long-term investments	5,920	6,021
Short-term investments	508	—
Cash	14,673	15,756
Accrued investment income	757	791
Accounts receivable from subsidiaries (1)	2,658	2,958
Property and equipment	746	95
Other assets	237	84
Total assets	$251,791	252,635
Liabilities and Stockholders' Equity
Liabilities:
Accrued expense and other liabilities	$2,691	5,709
Total liabilities	$2,691	5,709
Stockholders' equity:
Common stock:
Class A	$259,383	259,383
Class B	3,184	3,184
Accumulated retained deficit	(16,248)	(18,217)
Unrealized investment gains on securities held by parent and subsidiaries, net of tax	13,792	13,587
Treasury stock	(11,011)	(11,011)
Total stockholders' equity	249,100	246,926
Total liabilities and stockholders' equity	$251,791	252,635
 (1) Eliminated in consolidation.

 (a) Certain previously reported information has been corrected to reflect immaterial corrections to the financial statements. For more information, refer to Note 1.

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Operations

	Years Ended December 31,
	2016	2015 (a)	2014 (a)
	(In thousands)
Revenues:
Management service fees (1)	$33,748	31,328	27,497
Investment income	1,491	1,499	1,361
Other	49	58	1
Realized investment gains, net	—	—	46
Total revenues	35,288	32,885	28,905
Expenses:
General	33,807	29,609	25,572
Taxes, licenses and fees	996	918	902
Federal income tax expense (benefit)	(196)	523	558
Total expenses	34,607	31,050	27,032
Income before equity in income of consolidated subsidiaries	681	1,835	1,873
Equity in loss of consolidated subsidiaries	1,288	(4,978)	(7,843)
Net income (loss)	$1,969	(3,143)	(5,970)
 (1) Eliminated in consolidation.

  (a) Certain previously reported information has been corrected to reflect immaterial corrections to the financial statements. For more information, refer to Note 1.

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Cash Flows

	Years Ended December 31,
	2016	2015 (a)	2014 (a)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,969	(3,143)	(5,970)
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains), net	—	—	(46)
Equity in loss of consolidated subsidiaries	(1,288)	4,978	7,843
Accrued expenses and other liabilities	(3,018)	483	(29)
Amortization of premiums and discounts on investments	911	984	789
Depreciation	162	155	169
Accrued investment income	35	(14)	(148)
Decrease (increase) in receivable from subsidiaries and other assets	300	(627)	69
Other, net	149	110	(471)
Net cash provided by (used in) operating activities	(780)	2,926	2,206
Cash flows from investing activities:
Purchase of fixed maturities, held-to-maturity	—	—	—
Purchase of fixed maturities, available-for-sale	(6,615)	(4,559)	(11,949)
Maturities of fixed maturities, available-for-sale	8,015	2,645	2,271
Purchase of equity securities, available-for-sale	—	—	—
Sale of other long-term investments and property and equipment	371	16	—
Purchase of other long-term investments and property and equipment	(740)	(88)	—
Purchase of short-term investments	(522)	—	—
Net cash provided by (used in) investment activities	509	(1,986)	(9,678)
Cash flows from financing activities:
Dividend from subsidiary	—	—	5,250
Purchase of the Company's stock from affiliates	(812)	—	—
Net cash provided by (used in) financing activities	(812)	—	5,250
Net increase (decrease) in cash	(1,083)	940	(2,222)
Cash at beginning of year	15,756	14,816	17,038
Cash at end of year	$14,673	15,756	14,816
  (a) Certain previously reported information has been corrected to reflect immaterial corrections to the financial statements. For more information, refer to Note 1.

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule III Supplementary Insurance Information

	At December 31,
	2016	2015 (a)
	(In thousands)
Deferred policy acquisition cost:
Life Insurance	$132,704	130,389
Home Service Insurance	35,086	33,303
Other Non-Insurance Enterprises	—	—
Total consolidated deferred policy acquisition costs	$167,790	163,692
Future policy benefit reserves and policy claims payable:
Life Insurance	$871,136	798,534
Home Service Insurance	268,724	264,543
Other Non-Insurance Enterprises	—	—
Total consolidated future policy benefit reserves and policy claims payable	$1,139,860	1,063,077
Unearned premiums:
Life Insurance	$915	959
Home Service Insurance	239	247
Other Non-Insurance Enterprises	—	—
Total consolidated unearned premiums	$1,154	1,206
Other policy claims and benefits payable:
Life Insurance	$73,860	66,222
Home Service Insurance	1,825	1,775
Other Non-Insurance Enterprises	—	—
Total consolidated other policy claims and benefits payable	$75,685	67,997
  (a) Certain previously reported information has been corrected to reflect immaterial corrections to the financial statements. For more information, refer to Note 1.

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

For the Company's short duration premiums (property), written premium is not materially different from earned premium, therefore only earned premiums are detailed in Schedule IV.

Schedule IV Reinsurance

	Direct Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	% of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2016
Life insurance in force	$4,997,641	522,821	22,915	4,497,735	0.5%
Premiums:
Life insurance	193,604	2,501	151	191,254
Accident and health insurance	1,566	20	—	1,546
Property insurance	5,904	828	—	5,076
Total premiums	$201,074	3,349	151	197,876	0.1%
Year ended December 31, 2015
Life insurance in force	$4,958,369	516,933	36,766	4,478,202	0.8%
Premiums:
Life insurance	189,644	2,311	353	187,686
Accident and health insurance	1,625	26	—	1,599
Property insurance	6,068	873	—	5,195
Total premiums	$197,337	3,210	353	194,480	0.2%
Year ended December 31, 2014
Life insurance in force	$4,910,662	516,643	268,641	4,662,660	5.8%
Premiums:
Life insurance	183,764	2,328	421	181,857
Accident and health insurance	1,589	32	—	1,557
Property insurance	6,085	967	—	5,118
Total premiums	$191,438	3,327	421	188,532	0.2%

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CITIZENS, INC.

Date:	April 27, 2017	By:	/s/ Geoffrey M. Kolander
Geoffrey M. Kolander, Chief Executive Officer

		By:	/s/ David S. Jorgensen
David S. Jorgensen, Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Geoffrey M. Kolander, as his or her attorney-in-fact and agent, with full power of substitution, for him or her in any and all capacities, hereby giving and granting to said attorney-in-fact and agent full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by Citizens, Inc., with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an annual report on Form 10-K for the fiscal year ended December 31, 2016, including but not limited to, such full power and authority to do the following:  (i) execute and file such annual report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such annual report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in his sole discretion deems appropriate.

Dated:  April 27, 2017

/s/ Harold E. Riley	/s/ Robert B. Sloan, Jr.
Harold E. Riley, Chairman Emeritus	Dr. Robert B. Sloan, Jr., Chairman

/s/ E. Dean Gage	/s/ Grant G. Teaff
Dr. E. Dean Gage, Director	Grant G. Teaff, Director

/s/ Terry S. Maness	/s/ Gerald W. Shields
Dr. Terry S. Maness, Director	Gerald W. Shields, Director

/s/ Dottie S. Riley	/s/ Frank A. Keating
Dottie S. Riley, Director	Frank A. Keating, Director

/s/ Steven F. Shelton
Steven F. Shelton, Director

EXHIBITS

Exhibit No.	The following exhibits are filed herewith:

3.1	Restated and Amended Articles of Incorporation (a)

3.2	Second Amended and Restated Bylaws dated June 7, 2016 (b)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (c)

10.1†	Employment Agreement, dated as of January 16, 2017, by and between Citizens, Inc. and Geoffrey M. Kolander (d)

10.2†	Employment Agreement, dated as of January 16, 2017, by and between Citizens, Inc. and Kay E. Osbourn (e)

10.3†	Employment Agreement, dated as of January 16, 2017, by and between Citizens, Inc. and David S. Jorgensen (f)

11	Statement re: Computation of per share earnings (see financial statements)

21	Subsidiaries of the Registrant*

23	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP*

24	Power of Attorney (g)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.

(b)	Filed on June 10, 2016 with the Registrants' Current Report on Form 8-K as Exhibit 3.2 and incorporated herein by reference.

(c)	Filed on July 15, 2004, with the Registrant's Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

(d)	Filed on January 17, 2017 with the Registrant's Current Report on Form 8-K as Exhibit 10.1, and incorporated herein by reference.

(e)	Filed on January 17, 2017 with the Registrant's Current Report on Form 8-K as Exhibit 10.2, and incorporated herein by reference.

(f)	Filed on January 17, 2017 with the Registrant's Current Report on Form 8-K as Exhibit 10.3, and incorporated herein by reference.

(g)	The Power of Attorney is incorporated in the signature page enclosed herein.