Form 10-Q
period 2017-03-31
CITIZENS INC
filed 2017-05-09
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
___________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 5, 2017, the Registrant had 49,080,114 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands)

	March 31, 2017	December 31, 2016
Assets	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $881,102 and $860,473 in 2017 and 2016, respectively)	$907,216	881,668
Fixed maturities held-to-maturity, at amortized cost (fair value: $251,700 and $252,545 in 2017 and 2016, respectively)	244,776	247,004
Equity securities available-for-sale, at fair value (cost: $15,620 and $17,765 in 2017 and 2016, respectively)	16,090	18,159
Mortgage loans on real estate	200	232
Policy loans	67,616	66,672
Real estate held for investment (less $1,108 and $1,083 accumulated depreciation in 2017 and 2016, respectively)	5,894	5,919
Real estate held for sale	—	1,939
Other long-term investments	38	38
Short-term investments	502	508
Total investments	1,242,332	1,222,139
Cash and cash equivalents	41,151	35,510
Accrued investment income	17,636	17,903
Reinsurance recoverable	3,909	3,862
Deferred policy acquisition costs	167,267	167,790
Cost of customer relationships acquired	18,855	19,415
Goodwill	17,255	17,255
Other intangible assets	965	966
Deferred tax asset	79,020	76,869
Property and equipment, net	8,124	7,890
Due premiums, net (less $1,397 and $1,600 allowance for doubtful accounts in 2017 and 2016, respectively)	11,263	12,852
Prepaid expenses	1,345	299
Other assets	1,028	918
Total assets	$1,610,150	1,583,668

(Continued)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands, except share amounts)

	March 31, 2017	December 31, 2016
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,073,601	1,059,722
Annuities	71,476	69,578
Accident and health	982	1,022
Dividend accumulations	21,400	20,897
Premiums paid in advance	51,211	48,198
Policy claims payable	9,585	9,538
Other policyholders' funds	8,032	7,744
Total policy liabilities	1,236,287	1,216,699
Commissions payable	2,093	3,540
Federal income tax payable	87,424	81,270
Payable for securities in process of settlement	4,292	3,061
Other liabilities	25,658	29,998
Total liabilities	1,355,754	1,334,568
Commitments and contingencies (Note 8)
Stockholders' equity:
Class A, no par value, 100,000,000 shares authorized, 52,215,852 shares issued and outstanding in 2017 and 2016, including shares in treasury of 3,135,738 in 2017 and 2016	259,383	259,383
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2017 and 2016	3,184	3,184
Accumulated deficit	(14,192)	(16,248)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	17,032	13,792
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	254,396	249,100
Total liabilities and stockholders' equity	$1,610,150	1,583,668

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Three Months Ended March 31, (In thousands, except per share amounts) (Unaudited)

	2017		2016
Revenues:
Premiums:
Life insurance		$43,804		42,773
Accident and health insurance		328		390
Property insurance		1,249		1,276
Net investment income		12,739		11,731
Realized investment gains (losses), net		1,263		(1,796)
Other income		198		151
Total revenues		59,581		54,525
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		21,724		19,005
Increase in future policy benefit reserves		14,536		15,726
Policyholders' dividends		1,304		1,549
Total insurance benefits paid or provided		37,564		36,280
Commissions		9,925		9,468
Other general expenses		10,156		9,174
Capitalization of deferred policy acquisition costs		(6,901)		(6,264)
Amortization of deferred policy acquisition costs		7,375		6,631
Amortization of cost of customer relationships acquired		519		545
Total benefits and expenses		58,638		55,834
Income (loss) before federal income tax		943		(1,309)
Federal income tax expense (benefit)		(1,113)		1,082
Net income (loss)		2,056		(2,391)
Per Share Amounts:
Basic earnings (losses) per share of Class A common stock	$0.04		$(0.05)
Basic earnings (losses) per share of Class B common stock	0.02		(0.02)
Diluted earnings (losses) per share of Class A common stock	0.04		(0.05)
Diluted earnings (losses) per share of Class B common stock	0.02		(0.02)
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains arising during period		5,137		11,333
Reclassification adjustment for gains (losses) included in net income		(152)		1,796
Unrealized gains on available-for-sale securities, net		4,985		13,129
Income tax expense on unrealized gains on available-for-sale securities		1,745		4,595
Other comprehensive income		3,240		8,534
Comprehensive income		$5,296		6,143
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows Three Months Ended March 31, (In thousands) (Unaudited)

	2017	2016
Cash flows from operating activities:
Net income (loss)	$2,056	(2,391)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized (gains) losses on sale of investments and other assets	(1,263)	1,796
Net deferred policy acquisition costs	474	367
Amortization of cost of customer relationships acquired	519	545
Depreciation	236	324
Amortization of premiums and discounts on investments	4,106	3,366
Deferred federal income tax benefit	(3,895)	6,009
Change in:
Accrued investment income	267	(724)
Reinsurance recoverable	(47)	227
Due premiums	1,589	981
Future policy benefit reserves	14,527	15,645
Other policyholders' liabilities	3,849	1,043
Federal income tax payable	6,155	(4,928)
Commissions payable and other liabilities	(5,785)	(122)
Other, net	(1,158)	(1,134)
Net cash provided by operating activities	21,630	21,004
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	508	—
Maturities and calls of fixed maturities, available-for-sale	18,111	7,876
Maturities and calls of fixed maturities, held-to-maturity	1,245	5,970
Purchase of fixed maturities, available-for-sale	(41,076)	(68,533)
Purchase of fixed maturities, held-to-maturity	—	(2,547)
Sale of equity securities, available-for-sale	1,940	—
Calls of equity securities, available-for-sale	300	—
Principal payments on mortgage loans	32	7
Increase in policy loans, net	(944)	(1,845)
Sale of other long-term investments	3,039	—
Purchase of property and equipment	(433)	(266)
Maturity of short-term investments	—	251
Net cash used in investing activities	(17,278)	(59,087)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued Three Months Ended March 31, (In thousands) (Unaudited)

	2017	2016
Cash flows from financing activities:
Annuity deposits	$2,705	1,891
Annuity withdrawals	(1,416)	(1,280)
Net cash provided by financing activities	1,289	611
Net increase (decrease) in cash and cash equivalents	5,641	(37,472)
Cash and cash equivalents at beginning of year	35,510	82,827
Cash and cash equivalents at end of period	$41,151	45,355
Supplemental disclosures of operating activities:
Cash paid (received) during the period for income taxes, net	$(3,372)	—

Supplemental Disclosures of Non-Cash Investing Activities:
None.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2017
(Unaudited)

(1) Financial Statements

Basis of Presentation and Consolidation

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

The consolidated statement of financial position for March 31, 2017, and the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2017 and 2016 and cash flows for the three-month periods ended March 31, 2017 and 2016, have been prepared by the Company without audit.  In the opinion of management, all adjustments to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2017 and for comparative periods have been made.  The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2016.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

CTI provides data processing systems and services, as well as furniture and equipment, to the Company.  III provides aviation transportation to the Company, though the Company-owned airplane is not being used and is for sale.

Immaterial Error Correction Related to Prior Interim Periods

In the course of preparing its consolidated financial statements for the year ended December 31, 2016, the Company identified immaterial errors in its previously filed financial statements. The errors were in the Company’s accounting for DAC and future policy benefits in the life insurance segment and several other immaterial errors in our other two segments. Corrections of those errors for the interim period ended March 31, 2016 increased the Company's net loss by $442 thousand and increased the basic loss per share of class A common stock by $0.01.

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
March 31, 2017
(Unaudited)

of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the consolidated financial statements.

Significant Accounting Policies

For a description of significant accounting policies, see Note 1 of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, which should be read in conjunction with these accompanying consolidated financial statements.

(2) Accounting Pronouncements

Accounting Standards Recently Adopted

None.

Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using one of two retrospective application methods. Early application is not permitted. We are currently evaluating the effect the guidance will have on our consolidated financial statements. We do not expect that any portion of our revenue will be affected by the new standard, primarily as the new guidance does not apply to revenue from insurance contracts. Our ongoing evaluation process includes identifying contracts that are in the scope of the standard and documenting our accounting for these contracts.

The FASB’s new lease accounting standard, ASU 2016-02, Leases (Topic 842), was issued on February 25, 2016. The ASU will require organizations that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets leased by the lessee, also known as lessor accounting, will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is assessing the impact of this new standard, but currently the Company does not lease assets, so the new standard is not expected to have any effect on the Company's financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), with the main objective to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP; however, the credit losses are recorded through an allowance for credit losses rather than as a write-down. This approach is an improvement to current GAAP because an entity will be able to record reversals of credit losses (in situations in which the estimate of credit losses declines) in current period net income, which in turn should align the income

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2017
(Unaudited)

statement recognition of credit losses with the reporting period in which changes occur. Current GAAP prohibits reflecting those improvements in current-period earnings. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the impact this guidance will have on our consolidated financial statements.

On January 26, 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment. An entity will no longer perform a hypothetical purchase price allocation to measure impairment, eliminating step 2 of the goodwill impairment test. Instead, impairment will be measured using the difference of the carrying amount to the fair value of the reporting unit. The ASU is effective prospectively for annual and interim periods in fiscal year beginning after December 15, 2019, but early adoption is permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company is not planning on early adoption of this ASU and has not yet quantified any potential impact of the ASU on the Company's financial statements.

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

The Company has no reportable differences between segments and consolidated operations.

	Three Months Ended
	March 31, 2017
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$33,563	11,818	—	45,381
Net investment income	9,131	3,259	349	12,739
Realized investment gains, net	77	1,186	—	1,263
Other income (loss)	118	(1)	81	198
Total revenue	42,889	16,262	430	59,581
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	15,676	6,048	—	21,724
Increase in future policy benefit reserves	13,260	1,276	—	14,536
Policyholders' dividends	1,295	9	—	1,304
Total insurance benefits paid or provided	30,231	7,333	—	37,564
Commissions	6,007	3,918	—	9,925
Other general expenses	3,872	4,858	1,426	10,156
Capitalization of deferred policy acquisition costs	(5,378)	(1,523)	—	(6,901)
Amortization of deferred policy acquisition costs	6,306	1,069	—	7,375
Amortization of cost of customer relationships acquired	172	347	—	519
Total benefits and expenses	41,210	16,002	1,426	58,638
Income (loss) before income tax expense	$1,679	260	(996)	943

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2017
(Unaudited)

	Three Months Ended
	March 31, 2016
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$32,848	11,591	—	44,439
Net investment income	7,954	3,414	363	11,731
Realized investment losses, net	(868)	(928)	—	(1,796)
Other income	115	3	33	151
Total revenue	40,049	14,080	396	54,525
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	13,464	5,541	—	19,005
Increase in future policy benefit reserves	14,540	1,186	—	15,726
Policyholders' dividends	1,536	13	—	1,549
Total insurance benefits paid or provided	29,540	6,740	—	36,280
Commissions	5,803	3,665	—	9,468
Other general expenses	4,084	4,190	900	9,174
Capitalization of deferred policy acquisition costs	(4,926)	(1,338)	—	(6,264)
Amortization of deferred policy acquisition costs	5,804	827	—	6,631
Amortization of cost of customer relationships acquired	170	375	—	545
Total benefits and expenses	40,475	14,459	900	55,834
Loss before income tax expense	$(426)	(379)	(504)	(1,309)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2017
(Unaudited)

(4) Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share.

	Three Months Ended
	March 31, 2017	March 31, 2016
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income (loss)	$2,056	(2,391)
Net income (loss) allocated to Class A common stock	$2,035	(2,367)
Net income (loss) allocated to Class B common stock	21	(24)
Net income (loss)	$2,056	(2,391)
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic (losses) earnings per share of Class A common stock	$0.04	(0.05)
Basic (losses) earnings per share of Class B common stock	0.02	(0.02)
Diluted (losses) earnings per share of Class A common stock	0.04	(0.05)
Diluted (losses) earnings per share of Class B common stock	0.02	(0.02)

(5) Investments

The Company invests primarily in fixed maturity securities, which totaled 89.7% of total cash, cash equivalents and investments at March 31, 2017.

	March 31, 2017		December 31, 2016
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	($ In thousands)
Fixed maturity securities	$1,151,992	89.7	$1,128,672	89.8
Equity securities	16,090	1.3	18,159	1.5
Mortgage loans	200	—	232	0.0
Policy loans	67,616	5.3	66,672	5.3
Real estate and other long-term investments	5,932	0.5	7,896	0.6
Short-term investments	502	—	508	—
Cash and cash equivalents	41,151	3.2	35,510	2.8
Total cash, cash equivalents and investments	$1,283,483	100.0	$1,257,649	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2017
(Unaudited)

The following tables represent the cost, gross unrealized gains and losses and fair value for fixed maturities and equity securities as of the periods indicated.

	March 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale:
U.S. Treasury securities	$9,912	2,240	—	12,152
U.S. Government-sponsored enterprises	7,608	917	—	8,525
States and political subdivisions	571,591	16,091	3,995	583,687
Foreign governments	103	23	—	126
Corporate	289,718	13,355	2,681	300,392
Commercial mortgage-backed	27	—	—	27
Residential mortgage-backed	2,143	166	2	2,307
Total available-for-sale securities	881,102	32,792	6,678	907,216
Held-to-maturity securities:
U.S. Government-sponsored enterprises	2,001	9	—	2,010
States and political subdivisions	221,772	7,108	636	228,244
Corporate	21,003	1,082	639	21,446
Total held-to-maturity securities	244,776	8,199	1,275	251,700
Total fixed maturities	$1,125,878	40,991	7,953	1,158,916

Short-term investments	$502	—	—	502

Equity securities:
Stock mutual funds	$2,867	162	—	3,029
Bond mutual funds	12,071	357	96	12,332
Common stock	22	1	—	23
Redeemable preferred stock	660	46	—	706
Total equity securities	$15,620	566	96	16,090

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2017
(Unaudited)

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$9,929	2,261	—	12,190
U.S. Government-sponsored enterprises	7,639	863	—	8,502
States and political subdivisions	563,279	15,017	5,022	573,274
Foreign governments	103	23	—	126
Corporate	277,226	12,095	4,222	285,099
Commercial mortgage-backed	50	1	—	51
Residential mortgage-backed	2,247	181	2	2,426
Total available-for-sale securities	860,473	30,441	9,246	881,668
Held-to-maturity securities:
U.S. Government-sponsored enterprises	2,003	28	—	2,031
States and political subdivisions	223,966	6,916	1,599	229,283
Corporate	21,035	888	692	21,231
Total held-to-maturity securities	247,004	7,832	2,291	252,545
Total fixed maturity securities	$1,107,477	38,273	11,537	1,134,213

Short-term investments	$508	—	—	508

Equity securities:
Stock mutual funds	$2,867	79	—	2,946
Bond mutual funds	14,040	265	108	14,197
Common stock	39	3	17	25
Redeemable preferred stock	819	174	2	991
Total equity securities	$17,765	521	127	18,159

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
March 31, 2017
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

Other-than-temporary impairments ("OTTI") on one equity security totaling $17,000 were recognized during the three months ended March 31, 2017 and OTTI of $1.9 million was recognized during the three months ended March 31, 2016 related to one available-for-sale fixed maturity security.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2017
(Unaudited)

The following tables present the fair values and gross unrealized losses of fixed maturities and equity securities that have remained in a continuous unrealized loss position for the periods indicated.

	March 31, 2017
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$172,292	2,550	147	8,064	1,445	8	180,356	3,995	155
Corporate	78,715	2,205	64	1,886	476	7	80,601	2,681	71
Residential mortgage-backed	109	1	3	104	1	2	213	2	5
Total available-for-sale securities	251,116	4,756	214	10,054	1,922	17	261,170	6,678	231
Held-to-maturity securities:
States and political subdivisions	35,518	601	40	510	35	1	36,028	636	41
Corporate	—	—	—	2,206	639	2	2,206	639	2
Total held-to-maturity securities	35,518	601	40	2,716	674	3	38,234	1,275	43
Total fixed maturities	$286,634	5,357	254	12,770	2,596	20	299,404	7,953	274
Equity securities:
Bond mutual funds	$8,202	96	1	—	—	—	8,202	96	1
Common stocks	—	—	—	—	—	—	—	—	—
Redeemable preferred stocks	101	—	1	—	—	—	101	—	1
	$8,303	96	2	—	—	—	8,303	96	2

As of March 31, 2017, the Company had 17 available-for-sale fixed maturity securities and 3 held-to-maturity fixed maturity securities that were in an unrealized loss position for greater than 12 months. There were no common stock holdings in an unrealized loss position for greater than 12 months as of March 31, 2017.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2017
(Unaudited)

	December 31, 2016
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$202,788	3,513	184	8,018	1,509	8	210,806	5,022	192
Corporate	91,527	3,578	70	6,102	644	8	97,629	4,222	78
Residential mortgage-backed	116	1	4	105	1	2	221	2	6
Total available-for-sale securities	294,431	7,092	258	14,225	2,154	18	308,656	9,246	276
Held-to-maturity securities:
States and political subdivisions	43,659	1,562	47	509	37	1	44,168	1,599	48
Corporate	3,587	12	3	2,171	680	2	5,758	692	5
Total held-to-maturity securities	47,246	1,574	50	2,680	717	3	49,926	2,291	53
Total fixed maturities	$341,677	8,666	308	16,905	2,871	21	358,582	11,537	329
Equity securities:
Bond mutual funds	$10,160	108	2	—	—	—	10,160	108	2
Common stock	—	—	—	—	17	1	—	17	1
Redeemable preferred stocks	201	2	2	—	—	—	201	2	2
Total equities	$10,361	110	4	—	17	1	10,361	127	5

We have reviewed these securities in an unrealized loss position for the periods ended March 31, 2017 and December 31, 2016 and determined that no other-than-temporary impairment exists that have not been recognized based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases which may be maturity.  We continue to monitor all securities on an on-going basis, and future information may become available which could result in other-than-temporary impairments being recorded.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2017
(Unaudited)

The amortized cost and fair value of fixed maturity securities at March 31, 2017 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

	March 31, 2017
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$50,405	50,885
Due after one year through five years	101,885	104,873
Due after five years through ten years	119,041	126,159
Due after ten years	609,771	625,299
Total available-for-sale securities	881,102	907,216
Held-to-maturity securities:
Due in one year or less	2,526	2,543
Due after one year through five years	59,799	62,061
Due after five years through ten years	40,591	42,255
Due after ten years	141,860	144,841
Total held-to-maturity securities	244,776	251,700
Total fixed maturities	$1,125,878	1,158,916

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Fixed Maturities, Available-for-Sale		Equity Securities
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In thousands)
Proceeds	$508	—	1,940	—
Gross realized gains	$6	—	—	—
Gross realized losses	$—	—	30	—

There were no sales of available-for-sale securities for the three month periods ended March 31, 2016. There were no securities sold from the held-to-maturity portfolio for the three months ended March 31, 2017 or 2016.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2017
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2017
(Unaudited)

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated.

	March 31, 2017
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,152	8,525	—	20,677
States and political subdivisions	—	583,687	—	583,687
Corporate	—	300,392	—	300,392
Commercial mortgage-backed	—	—	27	27
Residential mortgage-backed	—	2,307	—	2,307
Foreign governments	—	126	—	126
Total fixed maturities	12,152	895,037	27	907,216
Equity securities:
Stock mutual funds	3,029	—	—	3,029
Bond mutual funds	12,332	—	—	12,332
Common stock	23	—	—	23
Redeemable preferred stock	706	—	—	706
Total equity securities	16,090	—	—	16,090
Total financial assets	$28,242	895,037	27	923,306

	December 31, 2016
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,190	8,502	—	20,692
States and political subdivisions	—	573,274	—	573,274
Corporate	—	285,099	—	285,099
Commercial mortgage-backed	—	—	51	51
Residential mortgage-backed	—	2,426	—	2,426
Foreign governments	—	126	—	126
Total fixed maturities	12,190	869,427	51	881,668
Equity securities:
Stock mutual funds	2,946	—	—	2,946
Bond mutual funds	14,197	—	—	14,197
Common stock	25	—	—	25
Redeemable preferred stock	991	—	—	991
Total equity securities	18,159	—	—	18,159
Total financial assets	$30,349	869,427	51	899,827

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2017
(Unaudited)

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At March 31, 2017, our fixed maturity securities, valued using a third-party pricing source, totaled $895.0 million for Level 2 assets and comprised 96.9% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third-party pricing models and review model parameters for reasonableness.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding, and consist of two private placement mortgage-backed securities with a total value of $27 thousand.  Our Level 3 assets are current relative to principal and interest payments and are considered immaterial to our financial statements.  For the three months ended March 31, 2017, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

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

	March 31, 2017	December 31, 2016
	(In thousands)

Balance at beginning of period	$51	145
Total realized and unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income	—	(4)
Principal paydowns	(24)	(90)
Transfer in and (out) of Level 3	—	—
Balance at end of period	$27	51

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
March 31, 2017
(Unaudited)

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$244,776	251,700	247,004	252,545
Mortgage loans	200	232	232	269
Policy loans	67,616	67,616	66,672	66,672
Short-term investments	502	502	508	508
Cash and cash equivalents	41,151	41,151	35,510	35,510
Financial liabilities:
Annuity - investment contracts	52,748	51,942	50,952	52,173

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including a discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential properties.  Weighted average interest rates for these loans were approximately 6.6% at March 31, 2017 and 6.8% at December 31, 2016, with maturities ranging from 1 to 28 years.  Management estimated the fair value using an annual interest rate of 6.25% at March 31, 2017.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans had a weighted average annual interest rate of 7.7% as of March 31, 2017 and December 31, 2016, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximate carrying value due to their short-term nature.  Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at March 31, 2017 using discounted cash flows based upon a swap rate curve with interest rates ranging from 1.38% to 3.77% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

(7) Short Duration Contracts

Special Property Insurance (Allied and Fire)

The Company's short duration contracts consist of credit life and credit disability in the Life segment and property insurance in the Home Service segment. The following table presents information on changes in the liability for credit life, credit disability, life, accident and health and property policy and contract claims for the periods ended March 31, 2017 and March 31, 2016.

	March 31,	March 31,
	2017	2016

Policy claims payable at January 1	$544	514
Less: reinsurance recoverable	—	—
Net balance at January 1	544	514
Add claims incurred, related to:
Current year	673	557
Prior years	(42)	(87)
	631	470
Deduct claims paid, related to:
Current year	428	306
Prior years	300	226
	728	532
Net balance March 31	447	452
Plus: reinsurance recoverable	—	—
Policy claims payable, March 31	$447	452

(8) Commitments and Contingencies

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

The failure of these policies to qualify under Sections 7702 and 72(s) results in an estimated liability as of March 31, 2017 of $12.8 million, after tax, related to projected IRS toll charges and fees of $12.5 million as well as claims liability for past claims and reserves increases to bring policies into compliance totaling $0.3 million. The range of financial estimates relative to this issue is $7.4 million to $38.8 million, after tax. This estimated range includes projected toll charges and fees payable to the IRS, as well

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2017
(Unaudited)

as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The estimated liability and the estimated range will be updated as we continue to refine our estimates. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of taxable benefits under non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved by the Company is insufficient to meet the actual amount of our liability and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operation may be materially adversely affected. Management believes that based upon current information we have recorded the best estimate liability to date.

Accruals for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The process of determining our best estimate and the estimated range was a complex undertaking including insight from external consultants and involved management’s judgment based upon a variety of factors known at the time. We recorded additional general expenses of $0.5 million in the first quarter of 2017 related to our 7702 and 72(s) issues. Additional costs will be incurred in 2017 associated with these issues. We believe these costs could be $1.0 million to $2.0 million, but due to the uncertainty of actions, we cannot reasonably estimate these costs with any reliability. Actual amounts incurred may exceed this estimate and will be recorded as they become probable and can be reasonably estimated.

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

The external audit may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company's procedures for the identification and escheatment of abandoned property.  The Company believes additional escheatment of funds in Arkansas or Texas will not be material to our financial condition or results of operations. However, additional escheatment of funds in Louisiana, which may subsequently be deemed abandoned under the Louisiana Department of Treasury’s audit, could be substantial for SPLIC if the Louisiana Department of Treasury chooses to disregard recent court decisions regarding unclaimed property litigation in favor of the insurance industry. At this time, the Company is not able to estimate any of these possible amounts.

Litigation

From time to time we are subject to legal and regulatory actions relating to our business. We defend all claims vigorously.  As a result, we incur defense costs, including attorneys' fees, other direct litigation costs and the expenditure of management time that otherwise would be devoted to our business.

(9) Income Taxes

The effective tax rate was (118.0)% and (82.7)% for the three months ended of March 31, 2017 and 2016, respectively. Additionally there is $0.8 million of tax benefit related to an uncertain tax position in the three months ended March 31, 2017. The effective tax rate is affected by our tax compliance issues, as IRS toll charge penalties are not tax deductible and can move up or down depending on the net adjustment to our best estimate liability. Absent the effect on our effective tax rate of our tax compliance

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2017
(Unaudited)

issues, in most periods where our effective tax rate is lower than the statutory tax rate of 35%, the difference is primarily due to tax-exempt state and local bond income which reduce the effective tax rate.

(10) Benefit Plans

The Company introduced a new employer-sponsored 401(k) plan to all eligible employees, effective March 1, 2016. This is an additional benefit offered to employees, which supplements the defined contribution profit-sharing plan which was already in existence.  Employees with one year of service can participate in the new plan.  Contributions are made by employees and the Company provides a matching contribution based upon the employee's level of contribution. The Company's expense related to the new 401(k) plan totaled $177,000 for the three months ended March 31, 2017.

(11) Related Party Transactions

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions.  There were no changes related to these relationships during the three months ended March 31, 2017.   See our Annual Report on Form 10-K for the year ended December 31, 2016 for a comprehensive discussion of related party transactions.

In the first quarter of 2017, Citizens made a $5.0 million capital contribution to CICA Life.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

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

•	Results of litigation we may be involved in;

•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company's products or services;

•	Our concentration of business from persons residing in Latin America and the Pacific Rim;

•	Changes in tax laws;

•	Effects of acquisitions and restructuring, including possible difficulties in integrating and realizing the projected results of acquisitions;

•	Changes in statutory or U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), policies or practices;

•	Changes in leadership among our board and senior management team.

•	Our success at managing risks involved in the foregoing; and

•	The risk factors discussed in "Part 1I-Item 1A- Risk Factors" of this report.

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
March 31, 2017

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

Overview

Citizens, Inc. (“Citizens” or the "Company") is an insurance holding company incorporated in Colorado serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  As of March 31, 2017, we had approximately $1.6 billion of total assets and approximately $5.0 billion of insurance in force.  Our core insurance operations include issuing and servicing:

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

Recent Developments

On February 1, 2017, the Company announced the appointment of Terry Festervand, as Chief Operating Officer.

On February 22, 2017, the Company announced the appointment of Gerald W. Shields to fill the open Board seat vacated by former Chairman and Chief Executive Officer Rick D. Riley. Mr. Shields joins the Board with over 37 years of technology experience, including significant life insurance experience as the Senior Vice President and Chief Information Officer of AFLAC, Inc., a leading provider of supplemental insurance. During the last five years, Mr. Shields has served as Director of the IT practice at RE Nolan, a management-consulting firm that caters to the insurance, health care, technology, and banking industries. He also currently serves as the Chief Information Officer of FirstCare Health Plans, a provider of comprehensive health care services to health maintenance organization ("HMO") subscribers that also owns Southwest Life & Health Insurance Company which offers the FirstCare PPO and life insurance products. Mr. Shields brings to the Board expertise in technology, cybersecurity and insurance operating systems, having significant experience directing these areas throughout his career.

On February 27, 2017, the Company announced the appointment of Frank Keating as a director. Governor Keating is a partner at the law firm of Holland & Knight, LLP. Governor Keating has held significant leadership positions in both the public and private sectors. In addition to serving as Governor of Oklahoma, his career included serving as CEO of the American Bankers Association and prior to that President and CEO of the American Council of Life Insurers, the trade association for the life insurance and retirement security industry. He also has served as Assistant Secretary of the Treasury and Associate Attorney General under President Ronald Reagan. He was later General Counsel and Acting Deputy Secretary for the Department of Housing and Urban Development ("HUD") under President George H.W. Bush. During his tenure at the Treasury Department and HUD, he worked on significant issues affecting the banking, insurance and the financial services industries. His law enforcement career included serving as the U.S. Attorney for the Northern District of Oklahoma and as an FBI agent.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

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

Current Financial Highlights

Financial highlights for the three month period ended March 31, 2017, compared to the same period in 2016 were:

•
Insurance premiums increased slightly for the three month period ended March 31, 2017 to $45.4 million from $44.4 million for the corresponding period in 2016, an increase of 2.1% driven by increases in first year and renewal premiums in both our Life and Home Service segments.

•
Net investment income increased 8.6% for the three month period ended March 31, 2017, compared to the corresponding period in 2016.  The average yield on the consolidated portfolio as of the three months ended March 31, 2017 decreased to an annualized rate of 4.22% down from 4.29% for the same period in 2016.

•
A realized gain was recorded for the three month period ended March 31, 2017 of $1.1 million related to the sale of our Markham building in Little Rock Arkansas. Other-than-temporary impairments were recorded for the three month period ended March 31, 2016 totaling $1.9 million related to one available-for-sale fixed maturity security.

•
Claims and surrenders expense increased 14.3% for the three month period ended March 31, 2017 compared to 2016, primarily due to an increase in surrender benefits in the life segment in 2017 compared to 2016 levels.

•
General expenses have increased 10.7% for the three months ended March 31, 2017 due primarily to additional audit fees related to the 2016 audit, higher legal and consulting fees and higher permanent and temporary salaries, somewhat offset by a decrease in our 7702/72(s) tax compliance best estimate liability.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

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

	Three Months Ended March 31,
	2017			2016
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$72,965,275	1,298	$56,214	$68,290,882	1,288	$53,021
Home Service	50,864,113	7,429	6,847	47,938,579	7,215	6,644

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

Note:  All discussions below compare or state results for the three-month periods ended March 31, 2017 compared to the three-month periods ended March 31, 2016.

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

Revenues

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Revenues:
Premiums:
Life insurance	$43,804	42,773
Accident and health insurance	328	390
Property insurance	1,249	1,276
Net investment income	12,739	11,731
Realized investment losses, net	1,263	(1,796)
Other income	198	151
Total revenues	$59,581	54,525

Premium Income.  Premium income derived from life, accident and health, and property insurance sales increased 2.1% for the three month period ended March 31, 2017 compared to the same period ended March 31, 2016. The increase is driven by increases in first year and renewal premiums in both our Life and Home Service segments.

Net investment income performance is summarized as follows.

	March 31,	December 31,	March 31,
	2017	2016	2016
	(In thousands, except for %)
Net investment income, annualized	$50,956	48,560	46,924
Average invested assets, at amortized cost	1,208,149	1,133,705	1,092,876
Annualized yield on average invested assets	4.22%	4.28%	4.29%

The annualized yield has remained relatively consistent as a change in portfolio mix has somewhat mitigated the impact of reinvestment in the current low rate environment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

Investment income from debt securities accounted for approximately 87.5% of total investment income for the three months ended March 31, 2017.

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Gross investment income:
Fixed maturity securities	$11,505	10,621
Equity securities	192	124
Mortgage loans	3	9
Policy loans	1,387	1,265
Long-term investments	51	51
Other investment income	7	11
Total investment income	13,145	12,081
Investment expenses	(406)	(350)
Net investment income	$12,739	11,731

The consolidated invested asset portfolio has increased approximately 1.7% from year end 2016 to March 31, 2017 with investments in the fixed maturity securities portfolio accounting for the most significant increase in investment income. In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase in investment income.

Realized Investment Gains (Losses), Net.  A realized gain was recorded for the three month period ended March 31, 2017 of $1.1 million related to the sale of our Markham building in Little Rock Arkansas. Other-than-temporary impairments were recorded for the three month period ended March 31, 2016 totaling $1.9 million related to one available-for-sale fixed maturity security.

Benefits and Expenses

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$21,724	19,005
Increase in future policy benefit reserves	14,536	15,726
Policyholders' dividends	1,304	1,549
Total insurance benefits paid or provided	37,564	36,280
Commissions	9,925	9,468
Other general expenses	10,156	9,174
Capitalization of deferred policy acquisition costs	(6,901)	(6,264)
Amortization of deferred policy acquisition costs	7,375	6,631
Amortization of cost of customer relationships acquired	519	545
Total benefits and expenses	$58,638	55,834

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Death claims	$6,304	5,973
Surrender benefits	9,830	7,941
Endowments	3,607	3,716
Matured endowments	649	210
Property claims	622	450
Accident and health benefits	92	97
Other policy benefits	620	618
Total claims and surrenders	$21,724	19,005

•
Death claims increased 5.5% for the three months ended March 31, 2017 compared to the same period in 2016. Mortality experience is closely monitored by the Company and the activity is within expected levels.

•
Surrenders increased 23.8% for the three months ended March 31, 2017 compared to 2016 primarily due to activity in the life insurance segment. This increased surrender activity is in the later durations after the surrender charges are reduced or for periods in which the surrender charges have concluded. This is due to a maturing book of business.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves for the three months ended March 31, 2017, compared to the same period in 2016, is primarily due to the increase in surrenders noted above.

Policyholder Dividends.  The Company issues long duration participating policies to foreign residents that are expected to pay dividends to policyholders based upon actual experience. Initially, policyholder dividend scales are factored into the guaranteed premiums at the time the product is developed, based on expected future experience and desired profit goals. As actual and expected experience develops over time, it can become necessary to adjust dividends, as we did at the end of 2015, in order to maintain our original expected level of long term product profitability. This dividend action taken in 2015 affected some policies immediately, and will affect all policies in the future relative to the original dividend scales. Thus, we expect dividend expense to decrease as this block of insurance becomes more seasoned.  Should investment experience improve significantly in the future, dividends may be increased as a result.

Commissions.  Commission expense is directly related to new and renewal insurance premium fluctuations and production levels. Commission expense for the three months ended March 31, 2017 fluctuated directly in relation to the increase in first year and renewal premiums compared to premium levels for the three months ended March 31, 2016.

Other General Expenses. Expenses increased for the three months ended March 31, 2017 due primarily to additional audit fees related to the 2016 audit, higher legal and consulting fees and higher permanent and temporary salaries, somewhat offset by a decrease in our 7702/72(s) tax compliance best estimate liability.

Capitalized and Amortized Deferred Policy Acquisition Costs.  Costs capitalized under current accounting guidance include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  The increase for the three months ended March 31, 2017, compared to the same period in 2016 was the result of an increase in first year premium production in the current period, which increased capitalized amounts.  Commissions paid on renewal premiums are significantly lower than those paid on first year business.

Amortization for the three months ended March 31, 2017, increased compared to the same period in 2016 due to higher surrender activity in 2017. Amortization of deferred policy acquisition costs is impacted by persistency and may fluctuate from year to year.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

Federal Income Tax. The effective tax rate was (118.0)% and (82.7)% for the three months ended March 31, 2017 and 2016, respectively.  Additionally there is $0.8 million of tax benefit related to an uncertain tax position in the three months ended March 31, 2017.  Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes.  See Note 9 - Income Taxes in the consolidated financial statements for further discussion.

Segment Operations

The Company has three reportable segments:  Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises.  These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance of its segments based on net income or loss before income taxes.

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Life Insurance	$1,679	(426)
Home Service Insurance	260	(379)
Other Non-Insurance Enterprises	(996)	(504)
Total	$943	(1,309)

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
March 31, 2017

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

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated.

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Country
Venezuela	$6,766	7,031
Colombia	6,386	5,971
Taiwan	5,107	4,612
Ecuador	3,562	3,337
Brazil	2,090	1,867
Other Non-U.S.	8,593	8,967
Total	$32,504	31,785

We continue to report strong first year and renewal premiums in our top producing countries as noted above, however this business is dependent on our clients having access to U.S. dollars. Our international business and premium collections could be impacted by our inability to comply with current or future foreign laws or regulations applicable to the Company or our independent consultants in the countries from which we accept applications as well as by marketing or operational changes made by the Company to comply with those laws or regulations. Our international business may also be affected by economic or other events in foreign countries in which our policies are marketed. Venezuela, for example, is continuing to experience civil unrest due to local demonstrations against crime, corruption and soaring inflation. See "Item 1A. Risk Factors" for additional information.

Domestic Sales

In the Midwest, Mountain West and the southern United States, we seek to serve middle income households through the sale of cash accumulation ordinary whole life insurance products.  The majority of our inforce business results from blocks of business

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
State
Texas	$476	531
Indiana	314	298
Florida	143	137
Missouri	113	116
Kentucky	83	99
Other States	511	441
Total	$1,640	1,622

A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business.  We have ceded the majority of our accident and health insurance business to an unaffiliated insurance company under a coinsurance agreement.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

The results of operations for the life insurance segment for the periods indicated are as follows.

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Revenue:
Premiums	$33,563	32,848
Net investment income	9,131	7,954
Realized investment gains (losses), net	77	(868)
Other income	118	115
Total revenue	42,889	40,049
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	15,676	13,464
Increase in future policy benefit reserves	13,260	14,540
Policyholders' dividends	1,295	1,536
Total insurance benefits paid or provided	30,231	29,540
Commissions	6,007	5,803
Other general expenses	3,872	4,084
Capitalization of deferred policy acquisition costs	(5,378)	(4,926)
Amortization of deferred policy acquisition costs	6,306	5,804
Amortization of cost of customer relationships acquired	172	170
Total benefits and expenses	41,210	40,475
Income (loss) before income tax expense	$1,679	(426)

Premiums.  Premium revenues increased for the three month period ended March 31, 2017, compared to the same period in 2016 due primarily to higher new and renewal international business, with higher renewal business showing strong persistency as this block of insurance ages. First year premium revenues for the three months ended March 31, 2017, reflected sales internationally with endowment to age sixty-five and the twenty-year endowment products continuing as the top performers in the current year. Endowment sales sold to our international clients represented approximately 81.6% of total new first year premiums for the three months ended March 31, 2017.

Life insurance premium breakout is detailed below.

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Premiums:
First year	$4,173	3,971
Renewal	29,390	28,877
Total premiums	$33,563	32,848

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

Net Investment Income.  Net investment income increased primarily due to the growth in average invested assets.

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2017	2016	2016
	(In thousands, except for %)
Net investment income, annualized	$36,524	33,350	31,816
Average invested assets, at amortized cost	862,621	779,592	728,950
Annualized yield on average invested assets	4.23%	4.28%	4.36%

Realized Investment Gains (Losses), Net.  Realized investment gains recorded for the three month period ended March 31, 2017 were negligible. Other-than-temporary impairments were recorded for the three month period ended March 31, 2016 totaling $959,000 related to one available-for-sale fixed maturity.

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Death claims	$1,795	1,730
Surrender benefits	9,112	7,234
Endowment benefits	3,598	3,710
Matured endowments	502	92
Accident and health benefits	52	84
Other policy benefits	617	614
Total claims and surrenders	$15,676	13,464

•
Death claims expense was relatively flat for the three months ended March 31, 2017 compared with the same period in 2016. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
Surrenders increased in the three month period ended March 31, 2017 by 26% compared to 2016. The majority of policy surrender benefits paid is attributable to our international business and is in the later durations after the surrender charges are reduced or for periods in which the surrender charges have concluded. This is due to a maturing book of business.

•
Endowment benefit expense primarily results from the election by policyholders of a product feature providing an annual guaranteed benefit.  This is a fixed benefit over the life of the contract, thus this expense will increase with new sales and improved persistency.

•	Matured endowments increased as this block of business increases, persists and policies begin to reach maturity.

•	Other policy benefits resulted primarily from interest paid on premium deposits and policy benefit accumulations.

Increase in Future Policy Benefit Reserves.   The change in policy benefit reserves decreased for the three months ended March 31, 2017 compared to the same period in 2016, primarily due to the increase in surrenders noted above.

Commissions.  Commission expense increased for the three months ended March 31, 2017, compared to the same period in 2016.  This expense fluctuates directly with new premium revenues and commission rates paid are higher on first year premium sales, which were up for the three months ended March 31, 2017, compared to the same period in 2016.  Renewal premiums for the three months, for which we pay commissions at lower rates, were also up from the prior year.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

Other General Expenses.  These expenses are allocated by segment, based upon an annual expense study performed by the Company. Expenses were down for the three months ended March 31, 2017, compared to the same period in 2016 due primarily to a reduction in our best estimate liability for our tax compliance issue offset somewhat by additional audit fees related to the 2016 audit.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs fluctuate in direct relation to commissions, increasing for the three months ended March 31, 2017, based upon first year and renewal premiums and commissions paid compared to 2016.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three months ended March 31, 2017 increased and was impacted by higher surrenders in this segment. As previously noted, persistency is monitored closely by the Company and was within expectations.

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
State
Louisiana	$10,652	10,586
Mississippi	701	606
Arkansas	458	406
Other States	219	217
Total	$12,030	11,815

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

The results of operations for the home service insurance segment for the periods indicated are as follows.

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Revenue:
Premiums	$11,818	11,591
Net investment income	3,259	3,414
Realized investment gains (losses), net	1,186	(928)
Other income	(1)	3
Total revenue	16,262	14,080
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	6,048	5,541
Increase in future policy benefit reserves	1,276	1,186
Policyholders' dividends	9	13
Total insurance benefits paid or provided	7,333	6,740
Commissions	3,918	3,665
Other general expenses	4,858	4,190
Capitalization of deferred policy acquisition costs	(1,523)	(1,338)
Amortization of deferred policy acquisition costs	1,069	827
Amortization of cost of customer relationships acquired	347	375
Total benefits and expenses	16,002	14,459
Income (loss) before income tax expense	$260	(379)

Premiums.  Premiums were up slightly for the three month period ended March 31, 2017, compared to 2016, as first year premiums were up 3.7% and renewal premiums were up 1.7%.

Net Investment Income.  Net investment income for our home service insurance segment was as follows.

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2017	2016	2016
	(In thousands, except for %)
Net investment income, annualized	$13,036	13,705	13,656
Average invested assets, at amortized cost	289,792	294,132	301,818
Annualized yield on average invested assets	4.50%	4.66%	4.52%

Realized Investment Gains (Losses), Net.  A realized gain was recorded for the three month period ended March 31, 2017 of $1.1 million related to the sale of our Markham building in Little Rock Arkansas. Other-than-temporary impairments were recorded for the three month period ended March 31, 2016 totaling $959,000 related to one available-for-sale fixed maturity security.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

Claims and Surrenders.  Claims and surrenders increased for the three months ended March 31, 2017, compared to the same periods in 2016, based upon reported claims compared to the prior year, but were within expected ranges.

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Death claims	$4,509	4,243
Surrender benefits	718	707
Endowment benefits	9	5
Matured endowments	147	118
Property claims	622	450
Accident and health benefits	40	13
Other policy benefits	3	5
Total claims and surrenders	$6,048	5,541

•
Death claims expense fluctuates based upon reported claims. We experienced a larger number of reported claims in the three months ended March 31, 2017. Mortality experience is closely monitored by the Company as a key performance indicator and amounts were within expected levels.

•
Surrender benefits increased slightly for the three months ended in 2017 compared to the same period in 2016. Management is not aware of any unusual surrender activity, but will continue to monitor for any developing trends.

•	Property claims increased 38.2% for the three months ended March 31, 2017 as we experienced more weather-related claims in 2017, primarily due to tornadoes in Louisiana.

Increase in Future Policy Benefit Reserves.  The Company recorded a slight increase in future policy benefit reserves for the three months ended March 31, 2017, compared to the corresponding period in 2016.

Commissions.  Commission expense increased for the three months ended March 31, 2017, compared to the same period in 2016, consistent with premium collections.

Other General Expenses.  Expenses are allocated by segment based upon an annual expense study performed by the Company and increased between 2017 and 2016 due primarily to additional audit fees related to the 2016 audit.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs increased for the three months ended March 31, 2017, as commission expense increased during the period.  DAC capitalization is directly correlated to fluctuations in new business and commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three months ended March 31, 2017 fluctuated compared to the corresponding period in 2016 as this segment experienced persistency changes compared to the prior year, which results in lower or high amortization.

Other Non-Insurance Enterprises
This segment represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP. The segment loss reported for the three months of 2017 and 2016 is typical since the elimination of intercompany revenue is its primary source of revenue.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

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

	March 31, 2017		December 31, 2016
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Marketable debt securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$22,678	1.8	$22,695	1.8
States and political subdivisions	805,459	62.8	797,240	63.4
Corporate	321,395	25.0	306,134	24.4
Mortgage-backed (1)	2,334	0.2	2,477	0.2
Foreign governments	126	—	126	—
Total fixed maturity securities	1,151,992	89.8	1,128,672	89.8
Short-term investments	502	—	508	—
Cash and cash equivalents	41,151	3.2	35,510	2.8
Other investments:
Policy loans	67,616	5.3	66,672	5.3
Equity securities	16,090	1.2	18,159	1.4
Mortgage loans	200	—	232	—
Real estate held for investment	5,894	0.5	5,919	0.5
Real estate held for investment	—	—	1,939	0.2
Other long-term investments	38	—	38	—
Total cash, cash equivalents and investments	$1,283,483	100.0	$1,257,649	100.0
(1) Includes $2.1 million and $2.5 million of U.S. Government-sponsored enterprises at March 31, 2017 and December 31, 2016, respectively.

Cash and cash equivalents increased as of March 31, 2017 due to timing of cash inflows and investment of cash into marketable securities.

The held-to-maturity portfolio as of March 31, 2017 represented 21.2% of the total fixed maturity securities owned based upon carrying values, with the remaining 78.8% classified as available-for-sale.  Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$97,125	8.4	$82,676	7.8
AA	547,522	47.5	529,525	50.0
A	257,523	22.4	260,110	24.6
BBB	216,787	18.8	162,435	15.3
BB and other	33,035	2.9	24,519	2.3
Totals	$1,151,992	100.0	$1,059,265	100.0

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

The Company has no direct sovereign European debt exposure as of March 31, 2017.  We do have indirect exposure in one bond mutual fund holding, but the amount is deemed immaterial to the current investment holdings and consolidated financials.

As of March 31, 2017, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipals shown including third party guarantees

	March 31, 2017
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$61,318	59,387	33,673	33,058	—	—	94,991	92,445	11.7
AA	181,524	177,367	288,839	281,248	26,023	25,392	496,386	484,007	61.0
A	19,626	19,339	144,191	140,127	10,844	10,394	174,661	169,860	21.4
BBB	7,860	8,281	30,214	29,557	1,997	2,017	40,071	39,855	5.0
BB and other	2,772	3,727	3,050	3,469		—	5,822	7,196	0.9
Total	$273,100	268,101	499,967	487,459	38,864	37,803	811,931	793,363	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

Municipals shown excluding third party guarantees

	March 31, 2017
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$35,580	35,281	12,375	12,391	—	—	47,955	47,672	6.0
AA	138,716	135,154	236,483	229,547	20,323	19,635	395,522	384,336	48.4
A	41,568	40,385	153,115	149,198	9,754	9,340	204,437	198,923	25.1
BBB	11,612	11,919	33,204	32,518	—	—	44,816	44,437	5.6
BB and other	45,624	45,362	64,790	63,805	8,787	8,828	119,201	117,995	14.9
Total	$273,100	268,101	499,967	487,459	38,864	37,803	811,931	793,363	100.0

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as noted in the table below.

	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)
Utilities	$165,574	170,661	21.0%

Education	112,612	116,035	14.3%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

The tables below represent the Company's exposure of municipal holdings in Louisiana, Texas and Florida, the three states with the largest municipal holdings as of March 31, 2017.

	March 31, 2017
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Texas securities including third party guarantees
AAA	$59,247	57,374	15,682	15,192	—	—	74,929	72,566
AA	55,292	54,361	34,512	33,697	—	—	89,804	88,058
A	199	199	16,017	15,461	—	—	16,216	15,660
BBB	—	—	7,225	6,718	—	—	7,225	6,718
BB and other	—	—	1,675	2,101	—	—	1,675	2,101
Total	$114,738	111,934	75,111	73,169	—	—	189,849	185,103
Texas securities excluding third party guarantees
AAA	$34,599	34,298	1,512	1,512	—	—	36,111	35,810
AA	58,809	56,758	31,900	30,901	—	—	90,709	87,659
A	8,879	8,645	23,541	22,682	—	—	32,420	31,327
BBB	199	199	10,375	9,909	—	—	10,574	10,108
BB and other	12,252	12,034	7,783	8,165	—	—	20,035	20,199
Total	$114,738	111,934	75,111	73,169	—	—	189,849	185,103

Louisiana securities including third party guarantees
AA	$8,005	7,892	15,768	15,113	—	—	23,773	23,005
A	5,308	5,146	9,084	8,956	—	—	14,392	14,102
BBB	—	—	376	377	—	—	376	377
BB and other	—	—	363	357	—	—	363	357
Total	$13,313	13,038	25,591	24,803	—	—	38,904	37,841
Louisiana securities excluding third party guarantees
AA	$10,596	10,335	11,799	11,416	—	—	22,395	21,751
A	2,209	2,179	10,288	10,050	—	—	12,497	12,229
BBB	—	—	1,062	1,005	—	—	1,062	1,005
BB and other	508	524	2,442	2,332	—	—	2,950	2,856
Total	$13,313	13,038	25,591	24,803	—	—	38,904	37,841

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

	March 31, 2017
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Florida securities including third party guarantees
AAA	$538	517	3,765	3,620	—	—	4,303	4,137
AA	—	—	58,336	57,262	3,837	3,876	62,173	61,138
A	—	—	13,220	12,854	10,844	10,394	24,064	23,248
BBB	—	—	—	—	—	—	—	—
BB and other	—	—	486	480	—	—	486	480
Total	$538	517	75,807	74,216	14,681	14,270	91,026	89,003

Florida securities excluding third party guarantees
AAA	$—	—	1,063	1,043	—	—	1,063	1,043
AA	538	517	41,747	40,839	3,292	3,329	45,577	44,685
A	—	—	28,969	28,366	9,754	9,340	38,723	37,706
BBB	—	—	—	—	—	—	—	—
BB and other	—	—	4,028	3,968	1,635	1,601	5,663	5,569
Total	$538	517	75,807	74,216	14,681	14,270	91,026	89,003

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state.  At March 31, 2017, total holdings of municipal securities in Louisiana represented 4.8% of all municipal holdings based upon fair value.  The Company also holds 23.4% of its municipal holdings in Texas issuers.  The Company also holds 11.2% of its municipal holdings in Florida issuers. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of March 31, 2017.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

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

The Company recognized other-than-temporary impairments of $17,000 for the three months ended March 31, 2017 for equity securities that were in an unrealized loss position for greater than one year. The Company recognized an other-than-temporary impairment of $1.9 million for the three months ended March 31, 2016.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.

Liquidity requirements of the Company are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments to provide cash flow and did not do so during the first three months of 2017.  Our investments as of March 31, 2017, consist of 73.0% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations historically have been sufficient to meet current needs.  Cash flows from operating activities were $21.6 million and $21.0 million for the three months ended March 31, 2017 and 2016, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investing activities totaled $17.3 million and $59.1 million for the three months ended March 31, 2017 and 2016, respectively. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

In 2015, we determined that a portion of the life insurance and annuity policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. As a result, we have established a liability reserve of $12.8 million, net of tax for probable liabilities and expenses associated with this tax compliance matter, which represents management’s estimate and we have disclosed an estimated range related to probable liabilities and expenses of $7.4 million to $38.8 million, net of tax. This estimate and range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of taxable benefits under non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

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

All insurance subsidiaries were above the RBC minimums at March 31, 2017.

Contractual Obligations and Off-balance Sheet Arrangements

There have been no material changes in contractual obligations from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  The Company does not have off-balance sheet arrangements at March 31, 2017.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three months ended March 31, 2017 and 2016. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

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

The following table summarizes net unrealized gains and losses as of the dates indicated.

	March 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	Net Unrealized Gains(Losses)	Amortized Cost	Fair Value	Net Unrealized Gains
	(In thousands)
Fixed maturities, available-for-sale	$881,102	907,216	26,114	860,473	881,668	21,195
Fixed maturities, held-to-maturity	244,776	251,700	6,924	247,004	252,545	5,541
Short-term investments	502	502	—	508	508	—
Total fixed maturities	$1,126,380	1,159,418	33,038	1,107,985	1,134,721	26,736
Total equity securities	$15,620	16,090	470	17,765	18,159	394

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 92.7% of our investment portfolio based on carrying value as of March 31, 2017.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturity investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of March 31, 2017 were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond decreased to 2.40% during the quarter ended March 31, 2017, from 2.45% at December 31, 2016.  Net unrealized gains on fixed maturity securities totaled $33.0 million at March 31, 2017, compared to $26.7 million at December 31, 2016.

The fixed maturity portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

There are no fixed maturities or other investments classified as trading instruments.  Approximately 78.3% of fixed maturities were held in available-for-sale and 21.7% in held-to-maturity based upon fair value at March 31, 2017.  At March 31, 2017 and December 31, 2016, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 1.3% of our total investments at March 31, 2017, with 95.5% invested in diversified equity and bond mutual funds.  We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

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

During the three months ended March 31, 2017, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company is in the process of remediating the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2016.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

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

We previously announced that we determined that a portion of the life and annuity insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. To the extent that these policies had unreported income build-up, we may be liable to the IRS for failure to withhold taxes or to notify policyholders of their obligation to pay taxes directly to the IRS. We have undertaken an analysis of our potential liability to the IRS arising from this matter, as well as other expenses we may incur to remediate (i.e., conform to the requirements of the IRS) certain previously issued domestic life insurance and annuity policies and to address any missed reporting for policies issued to non-U.S. citizens and have established a best estimate reserve of $12.8 million, net of tax as of December 31, 2016 for probable liabilities and expenses. The probability weighted range of financial estimates relative to this issue is $7.4 million to $38.8 million, net of tax. This estimated range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, the methodology applicable to the calculation of taxable benefits under non-compliant policies and the amount of time and resources we will require from external advisors who are assisting us with resolving these issues. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved is insufficient to meet the actual amount of our liabilities and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operations may be materially adversely affected.

The Company currently expects to submit required filings with the IRS in 2017 to address all affected policies, though there can be no assurance that this process will be completed within this anticipated timeframe.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

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

In particular, at March 31, 2017, fixed maturities represented $1,152.0 million, or 92.7% of our total investments of $1,242.3 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows resulting from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

rates. The impact of value fluctuations affects our consolidated financial statements, as a large portion of our fixed maturities are classified as available-for- sale, with changes in fair value reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. Although at March 31, 2017, approximately 97.1% of our fixed maturities were investment grade with 78.3% rated A or above, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could be downgraded (with a concurrent decrease in fair value) and, in a worst-case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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
March 31, 2017

Unanticipated increases in early policyholder withdrawals or surrenders could negatively impact liquidity.

A primary liquidity concern is the risk of unanticipated or extraordinary early policyholder withdrawals or surrenders. Our insurance policies include provisions, such as surrender charges, that help limit and discourage early withdrawals, and we track and manage liabilities and attempt to align our investment portfolio to maintain sufficient liquidity to support anticipated withdrawal demands. However, early withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, including changes in economic conditions, changes in policyholder behavior or financial needs, changes in relationships with our independent consultants, changes in our claims-paying ability, or increases in surrenders among policies that have been in force for more than fifteen years and are no longer subject to surrender charges. Any of these occurrences could adversely affect our liquidity, profitability and financial condition.

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

At March 31, 2017, we had $167.3 million of deferred policy acquisition costs, or DAC.  DAC represents costs that vary with and are primarily related to the successful sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies.  These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.  Under U.S. GAAP, DAC is amortized to income over the lives of the underlying policies, in relation to the premium-paying period of the policies.

In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies.  This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

policies.  At March 31, 2017, we had $18.9 million of CCRA.  We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

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

Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition.  Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the "reporting unit" level, which is either an operating segment or a business that is one level below the operating segment.  Goodwill is impaired if its carrying value exceeds its implied fair value.  This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units.  If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition.  Goodwill in our consolidated financial statements was $17.3 million as of March 31, 2017.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

With the elimination of step two, there is risk that in the Home Service Segment all or a portion of the goodwill value could be impaired upon adoption of the ASU.

Our conversion to a new actuarial valuation system is not yet complete and contains known uncertainties that could result in identification of additional errors in our financial reporting.

As discussed in our December 31, 2016 consolidated financial statements Note 1 - Correction of Immaterial Errors and Reclassification of Certain Amounts to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2016, the Company is in the process of converting its actuarial valuation from a third party service provider to an actuarial valuation modeling software system purchased from a vendor. In connection with our ongoing actuarial valuation conversion, certain legacy system errors were discovered.

As part of this conversion, the Company could identify additional differences that will be evaluated for financial reporting purposes.  The conversion to the new system is expected to be completed in 2017.

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
March 31, 2017

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
March 31, 2017

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

Changes among our board and senior management team, or the failure to fill key vacancies or effectively manage succession, could hinder our operations, marketing and business strategy and adversely impact our results of operations, financial condition or prospects.

Significant changes have occurred recently in our board and executive leadership, including: the retirement in 2015 of our founder, who was our initial Chairman and Chief Executive Officer; the retirement in 2016 of our founder’s son, who succeeded our founder as Chairman and Chief Executive Officer; the resignation in 2016 of a long-serving board member and Audit Committee Chairman; the appointment in 2016 of a new Chairman of the Board; the appointment in 2016 of our former Chief Legal Officer Geoffrey M. Kolander as our Chief Executive Officer; and the appointments in 2017 of a new Chief Operating Officer and two new independent directors. The effectiveness of new leaders in these roles, and further transition as a result of these changes, could have a significant impact on our results of operations, financial condition and prospects. We rely on our senior executive team comprised of Chief Executive Officer Geoffrey M. Kolander, President Kay E. Osbourn, Vice President, Chief Financial Officer and Treasurer David S. Jorgensen and Vice President and Chief Operating Officer, Terry Festervand to develop and execute our operating and marketing plans and strategy for expanding our business.  We anticipate that their expertise will continue to be of substantial value in connection with our business and compliance strategies.  The loss of the services of any of these individuals, or the failure to effectively manage succession or fill key vacancies for an extended period of time, could have a significant adverse effect on our business and prospects.  Historically, our compensation philosophy focused primarily on cash compensation and excluded equity incentive compensation, employment agreements, change of control agreements or other compensation components that are common among similar publicly traded companies. While we recently entered into employment and change of control agreements with our top three executives, the agreements still provide only for cash compensation, and there is no assurance that these executives will complete the term of their employment agreements or that the Company will renew the agreements upon expiration. Our ability to retain and effectively incentivize our key executives and our ability to attract directors and new executive talent in the competitive insurance industry may be limited. Further, we do not carry key-man insurance policies on any of their lives.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

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

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, we have identified control deficiencies in our disclosure controls and financial reporting process that constitute material weaknesses and for which remediation is still in process as of March 31, 2017. If we fail to design effective controls, fail to remediate control deficiencies or fail to otherwise maintain effective internal controls over financial reporting in the future, such failures could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors to lose confidence in our financial statements, have a negative effect on the trading price of our common stock, limit our ability to obtain financing if needed or increase the cost of any financing we may obtain.  In addition, these failures may negatively impact our business, financial condition and results of operations, impair our ability to timely file our periodic reports with the SEC, subject us to litigation and regulatory scrutiny and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

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
March 31, 2017

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

Item 6. EXHIBITS

Exhibit Number	The following exhibits are filed herewith:
3.1	Restated and Amended Articles of Incorporation (a)

3.2	Amended and Restated Bylaws dated March 1, 2013 (b)

10.1†	Employment Agreement, dated as of January 16, 2017, by and between Citizens, Inc. and Geoffrey M. Kolander (c)

10.2†	Employment Agreement, dated as of January 16, 2017, by and between Citizens, Inc. and Kay E. Osbourn (d)

10.3†	Employment Agreement, dated as of January 16, 2017, by and between Citizens, Inc. and David S. Jorgensen (e)

11	Statement re: Computation of per share earnings (see financial statements)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
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
(b) Filed on June 10, 2016 with the Registrants' Current Report on Form 8-K as Exhibit 3.2 and incorporated herein by reference.
(c) Filed on January 17, 2017 with the Registrant's Current Report on Form 8-K as Exhibit 10.1, and incorporated herein by reference.
(d) Filed on January 17, 2017 with the Registrant's Current Report on Form 8-K as Exhibit 10.2, and incorporated herein by reference.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

(e) Filed on January 17, 2017 with the Registrant's Current Report on Form 8-K as Exhibit 10.3, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Geoffrey M. Kolander
Geoffrey M. Kolander, Chief Executive Officer

		By:	/s/ David S. Jorgensen
David S. Jorgensen
Vice President, Chief Financial Officer and Treasurer

Date:	May 9, 2017