Form 10-Q
period 2017-06-30
CITIZENS INC
filed 2017-08-04
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
___________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 1, 2017, the Registrant had 49,080,114 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands)

	June 30, 2017	December 31, 2016
Assets	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $902,939 and $860,473 in 2017 and 2016, respectively)	$933,697	881,668
Fixed maturities held-to-maturity, at amortized cost (fair value: $248,716 and $252,545 in 2017 and 2016, respectively)	241,644	247,004
Equity securities available-for-sale, at fair value (cost: $15,620 and $17,765 in 2017 and 2016, respectively)	16,143	18,159
Mortgage loans on real estate	198	232
Policy loans	69,382	66,672
Real estate held for investment (less $1,133 and $1,083 accumulated depreciation in 2017 and 2016, respectively)	5,869	5,919
Real estate held for sale (less $1,008 accumulated depreciation in 2016)	—	1,939
Other long-term investments	37	38
Short-term investments	—	508
Total investments	1,266,970	1,222,139
Cash and cash equivalents	33,749	35,510
Accrued investment income	18,667	17,903
Reinsurance recoverable	3,817	3,862
Deferred policy acquisition costs	166,478	167,790
Cost of customer relationships acquired	18,350	19,415
Goodwill	17,255	17,255
Other intangible assets	964	966
Deferred tax asset	75,462	76,869
Property and equipment, net	8,400	7,890
Due premiums, net (less $1,471 and $1,600 allowance for doubtful accounts in 2017 and 2016, respectively)	11,655	12,852
Prepaid expenses	1,362	299
Other assets	1,043	918
Total assets	$1,624,172	1,583,668

(Continued)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands, except share amounts)

	June 30, 2017	December 31, 2016
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,090,835	1,059,722
Annuities	72,016	69,578
Accident and health	971	1,022
Dividend accumulations	22,099	20,897
Premiums paid in advance	52,289	48,198
Policy claims payable	7,739	9,538
Other policyholders' funds	8,388	7,744
Total policy liabilities	1,254,337	1,216,699
Commissions payable	2,223	3,540
Federal income tax payable	84,970	81,270
Payable for securities in process of settlement	—	3,061
Other liabilities	24,629	29,998
Total liabilities	1,366,159	1,334,568
Commitments and contingencies (Note 8)
Stockholders' equity:
Class A, no par value, 100,000,000 shares authorized, 52,215,852 shares issued and outstanding in 2017 and 2016, including shares in treasury of 3,135,738 in 2017 and 2016	259,383	259,383
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2017 and 2016	3,184	3,184
Accumulated deficit	(13,620)	(16,248)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	20,077	13,792
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	258,013	249,100
Total liabilities and stockholders' equity	$1,624,172	1,583,668

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Three Months Ended June 30,
(In thousands, except per share amounts)
(Unaudited)

	2017		2016
Revenues:
Premiums:
Life insurance		$46,155		47,351
Accident and health insurance		345		395
Property insurance		1,239		1,261
Net investment income		13,073		12,000
Realized investment losses, net		(117)		(26)
Other income		157		256
Total revenues		60,852		61,237
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		18,952		20,969
Increase in future policy benefit reserves		17,820		17,372
Policyholders' dividends		1,501		1,816
Total insurance benefits paid or provided		38,273		40,157
Commissions		9,894		10,777
Other general expenses		9,355		8,566
Capitalization of deferred policy acquisition costs		(6,883)		(8,103)
Amortization of deferred policy acquisition costs		7,642		6,879
Amortization of cost of customer relationships acquired		475		402
Total benefits and expenses		58,756		58,678
Income before federal income tax		2,096		2,559
Federal income tax expense		1,524		1,077
Net income		572		1,482
Per Share Amounts:
Basic earnings per share of Class A common stock	$0.01		0.03
Basic earnings per share of Class B common stock	0.01		0.01
Diluted earnings per share of Class A common stock	0.01		0.03
Diluted earnings per share of Class B common stock	0.01		0.01
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period		4,573		16,374
Reclassification adjustment for (gains) losses included in net income		111		20
Unrealized gains on available-for-sale securities, net		4,684		16,394
Income tax expense on unrealized gains on available-for-sale securities		1,639		5,738
Other comprehensive income		3,045		10,656
Comprehensive income		$3,617		12,138

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Six Months Ended June 30, (In thousands, except per share amounts) (Unaudited)

	2017		2016
Revenues:
Premiums:
Life insurance		$89,959		90,124
Accident and health insurance		673		785
Property insurance		2,488		2,537
Net investment income		25,812		23,731
Realized investment gains (losses), net		1,146		(1,822)
Other income		355		407
Total revenues		120,433		115,762
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		40,676		39,974
Increase in future policy benefit reserves		32,356		33,098
Policyholders' dividends		2,805		3,365
Total insurance benefits paid or provided		75,837		76,437
Commissions		19,819		20,245
Other general expenses		19,511		17,740
Capitalization of deferred policy acquisition costs		(13,784)		(14,367)
Amortization of deferred policy acquisition costs		15,017		13,510
Amortization of cost of customer relationships acquired		994		947
Total benefits and expenses		117,394		114,512
Income before federal income tax		3,039		1,250
Federal income tax expense		411		2,159
Net income (loss)		2,628		(909)
Per Share Amounts:
Basic earnings (losses) per share of Class A common stock	$0.05		$(0.02)
Basic earnings (losses) per share of Class B common stock	0.03		(0.01)
Diluted earnings (losses) per share of Class A common stock	0.05		(0.02)
Diluted earnings (losses) per share of Class B common stock	0.03		(0.01)
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period		9,710		27,707
Reclassification adjustment for (gains) losses included in net income		(41)		1,816
Unrealized gains on available-for-sale securities, net		9,669		29,523
Income tax expense on unrealized gains on available-for-sale securities		3,384		10,333
Other comprehensive income		6,285		19,190
Comprehensive income		$8,913		18,281

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows Six Months Ended June 30, (In thousands) (Unaudited)

	2017	2016
Cash flows from operating activities:
Net income (loss)	$2,628	(909)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized (gains) losses on sale of investments and other assets	(1,146)	1,822
Net deferred policy acquisition costs	1,233	(857)
Amortization of cost of customer relationships acquired	994	947
Depreciation	504	405
Amortization of premiums and discounts on investments	8,283	6,966
Deferred federal income tax benefit	(1,977)	(2,184)
Change in:
Accrued investment income	(764)	(1,313)
Reinsurance recoverable	45	98
Due premiums	1,197	334
Future policy benefit reserves	32,335	31,890
Other policyholders' liabilities	4,138	2,316
Federal income tax payable	3,700	3,005
Commissions payable and other liabilities	(6,686)	1,556
Other, net	(1,061)	(1,031)
Net cash provided by operating activities	43,423	43,045
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	508	—
Maturities and calls of fixed maturities, available-for-sale	43,755	37,625
Maturities and calls of fixed maturities, held-to-maturity	3,390	6,275
Purchase of fixed maturities, available-for-sale	(96,279)	(109,613)
Purchase of fixed maturities, held-to-maturity	—	(5,507)
Sale of equity securities, available-for-sale	1,940	403
Calls of equity securities, available-for-sale	300	273
Principal payments on mortgage loans	34	126
Increase in policy loans, net	(2,710)	(2,991)
Sale of other long-term investments and real estate	3,040	—
Purchase of property and equipment	(952)	(527)
Maturity of short-term investments	500	250
Purchase of short-term investments	—	(522)
Net cash used in investing activities	(46,474)	(74,208)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued Six Months Ended June 30, (In thousands) (Unaudited)

	2017	2016
Cash flows from financing activities:
Annuity deposits	$4,365	3,980
Annuity withdrawals	(3,075)	(2,707)
Net cash provided by financing activities	1,290	1,273
Net decrease in cash and cash equivalents	(1,761)	(29,890)
Cash and cash equivalents at beginning of year	35,510	82,827
Cash and cash equivalents at end of period	$33,749	52,937
Supplemental disclosures of operating activities:
Cash paid (received) during the period for income taxes, net	$(1,312)	1,339

Supplemental Disclosures of Non-Cash Investing Activities:
None.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2017
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

The consolidated statement of financial position for June 30, 2017, and the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016 and cash flows for the six-month periods ended June 30, 2017 and 2016, have been prepared by the Company without audit.  In the opinion of management, all adjustments to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2017 and for comparative periods have been made.  The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2016.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

We provide primarily life insurance and a small amount of health insurance policies through our insurance subsidiaries:  CICA, SPLIC, MGLIC and CNLIC.  Until the end of 2016, CICA and CNLIC issued ordinary whole-life policies, credit life and disability, burial insurance, pre-need policies, and accident and health related policies, throughout the Midwest and southern United States.  Beginning January 1, 2017, CICA and CNLIC ceased selling products domestically as the products failed to qualify for the favorable U.S. federal income tax treatment afforded by Section 7702 of the Internal Revenue Code ("IRC") of 1986. The Company is developing Section 7702 compliant products and will resume sales domestically once the products receive regulatory approval. CICA primarily issues ordinary whole-life and endowment policies to non-U.S. residents.  SPLIC offers final expense and home service life insurance in Louisiana, Arkansas and Mississippi, and SPFIC, a wholly-owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana. MGLIC provides industrial life policies through independent funeral homes in Mississippi.

CTI provides data processing systems and services, as well as furniture and equipment, to the Company.  III provided aviation transportation to the Company, until the corporate plane was sold in the third quarter of 2017. As III's sole purpose was to provide aviation transportation to the Company, we plan to dissolve III and merge it into Citizens.

Immaterial Error Correction Related to Prior Interim Periods

In the course of preparing its consolidated financial statements for the year ended December 31, 2016, the Company identified immaterial errors in its previously filed financial statements. The errors were in the Company’s accounting for DAC and future policy benefits in the life insurance segment and several other immaterial errors in our other two segments. Corrections of those errors for the three months ended June 30, 2016 increased the Company's net income by $163,000, while the basic income per share of class A common stock remained unchanged. Corrections of those errors for the six months ended June 30, 2016 increased the Company's net loss by $279,000 and increased the basic loss per share of class A common stock by $0.01.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2017
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

(2) Accounting Pronouncements

Accounting Standards Recently Adopted

None.

Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using one of two retrospective application methods. Early application is not permitted. We have evaluated the effect the guidance will have on our consolidated financial statements. We do not expect that any portion of our revenue will be affected by the new standard, primarily as the new guidance does not apply to revenue from insurance contracts and our non-insurance subsidiaries do not receive revenues from customers.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2017
(Unaudited)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), with the main objective to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP; however, the credit losses are recorded through an allowance for credit losses rather than as a write-down. This approach is an improvement to current GAAP because an entity will be able to record reversals of credit losses (in situations in which the estimate of credit losses declines) in current period net income, which in turn should align the income statement recognition of credit losses with the reporting period in which changes occur. Current GAAP prohibits reflecting those improvements in current-period earnings. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the impact this guidance will have on our consolidated financial statements, but it is not expected to have a significant impact on the Company's financial statements compared with the previous guidance, except for potential reversals of previous credit losses which were not allowed under prior guidance.

In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment. An entity will no longer perform a hypothetical purchase price allocation to measure impairment, eliminating step 2 of the goodwill impairment test. Instead, impairment will be measured using the difference of the carrying amount to the fair value of the reporting unit. The ASU is effective prospectively for annual and interim periods in fiscal year beginning after December 15, 2019, but early adoption is permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company is not planning on early adoption of this ASU and has not yet quantified any potential impact of the ASU on the Company's financial statements.

In March 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The Company has a large portfolio of callable debt securities purchased at a premium. As such, the Company had already been amortizing the premium to the earliest call date to reduce volatility in earnings by eliminating reporting large realized losses when debt securities are called. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2017
(Unaudited)

The Company has no reportable differences between segments and consolidated operations.

	Three Months Ended
	June 30, 2017
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$35,960	11,779	—	47,739
Net investment income	9,496	3,250	327	13,073
Realized investment gains (losses), net	(141)	24	—	(117)
Other income	177	3	(23)	157
Total revenue	45,492	15,056	304	60,852
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	13,842	5,110	—	18,952
Increase in future policy benefit reserves	16,513	1,307	—	17,820
Policyholders' dividends	1,490	11	—	1,501
Total insurance benefits paid or provided	31,845	6,428	—	38,273
Commissions	5,866	4,028	—	9,894
Other general expenses	4,327	4,299	729	9,355
Capitalization of deferred policy acquisition costs	(5,223)	(1,660)	—	(6,883)
Amortization of deferred policy acquisition costs	6,613	1,029	—	7,642
Amortization of cost of customer relationships acquired	144	331	—	475
Total benefits and expenses	43,572	14,455	729	58,756
Income (loss) before income tax expense	$1,920	601	(425)	2,096

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2017
(Unaudited)

	Six Months Ended
	June 30, 2017
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$69,523	23,597	—	93,120
Net investment income	18,627	6,509	676	25,812
Realized investment gains (losses), net	(64)	1,210	—	1,146
Other income	295	2	58	355
Total revenue	88,381	31,318	734	120,433
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	29,518	11,158	—	40,676
Increase in future policy benefit reserves	29,773	2,583	—	32,356
Policyholders' dividends	2,785	20	—	2,805
Total insurance benefits paid or provided	62,076	13,761	—	75,837
Commissions	11,873	7,946	—	19,819
Other general expenses	8,199	9,157	2,155	19,511
Capitalization of deferred policy acquisition costs	(10,601)	(3,183)	—	(13,784)
Amortization of deferred policy acquisition costs	12,919	2,098	—	15,017
Amortization of cost of customer relationships acquired	316	678	—	994
Total benefits and expenses	84,782	30,457	2,155	117,394
Income (loss) before income tax expense	$3,599	861	(1,421)	3,039

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2017
(Unaudited)

	Three Months Ended
	June 30, 2016
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$37,111	11,896	—	49,007
Net investment income	8,107	3,505	388	12,000
Realized investment gains (losses), net	208	(234)	—	(26)
Other income	256	—	—	256
Total revenue	45,682	15,167	388	61,237
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	15,157	5,812	—	20,969
Increase in future policy benefit reserves	15,976	1,396	—	17,372
Policyholders' dividends	1,802	14	—	1,816
Total insurance benefits paid or provided	32,935	7,222	—	40,157
Commissions	6,768	4,009	—	10,777
Other general expenses	4,041	3,557	968	8,566
Capitalization of deferred policy acquisition costs	(6,492)	(1,611)	—	(8,103)
Amortization of deferred policy acquisition costs	6,114	765	—	6,879
Amortization of cost of customer relationships acquired	130	272	—	402
Total benefits and expenses	43,496	14,214	968	58,678
Income (loss) before income tax expense	$2,186	953	(580)	2,559

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2017
(Unaudited)

	Six Months Ended
	June 30, 2016
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$69,959	23,487	—	93,446
Net investment income	16,061	6,919	751	23,731
Realized investment losses, net	(660)	(1,162)	—	(1,822)
Other income	371	3	33	407
Total revenue	85,731	29,247	784	115,762
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	28,621	11,353	—	39,974
Increase in future policy benefit reserves	30,516	2,582	—	33,098
Policyholders' dividends	3,338	27	—	3,365
Total insurance benefits paid or provided	62,475	13,962	—	76,437
Commissions	12,571	7,674	—	20,245
Other general expenses	8,125	7,747	1,868	17,740
Capitalization of deferred policy acquisition costs	(11,418)	(2,949)	—	(14,367)
Amortization of deferred policy acquisition costs	11,918	1,592	—	13,510
Amortization of cost of customer relationships acquired	300	647	—	947
Total benefits and expenses	83,971	28,673	1,868	114,512
Income (loss) before income tax expense	$1,760	574	(1,084)	1,250

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2017
(Unaudited)

(4) Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share.

	Three Months Ended
	June 30, 2017	June 30, 2016
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$572	1,482
Net income allocated to Class A common stock	566	1,467
Net income allocated to Class B common stock	6	15
Net income	$572	1,482
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings per share of Class A common stock	$0.01	0.03
Basic earnings per share of Class B common stock	0.01	0.01
Diluted earnings per share of Class A common stock	0.01	0.03
Diluted earnings per share of Class B common stock	0.01	0.01

	Six Months Ended
	June 30, 2017	June 30, 2016
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income (loss)	$2,628	(909)
Net income (loss) allocated to Class A common stock	$2,601	(900)
Net income (loss) allocated to Class B common stock	27	(9)
Net income (loss)	$2,628	(909)
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings (losses) per share of Class A common stock	$0.05	(0.02)
Basic earnings (losses) per share of Class B common stock	0.03	(0.01)
Diluted earnings (losses) per share of Class A common stock	0.05	(0.02)
Diluted earnings (losses) per share of Class B common stock	0.03	(0.01)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2017
(Unaudited)

(5) Investments

The Company invests primarily in fixed maturity securities, which totaled 90.4% of total cash, cash equivalents and investments at June 30, 2017.

	June 30, 2017		December 31, 2016
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities	$1,175,341	90.4	$1,128,672	89.7
Equity securities	16,143	1.2	18,159	1.6
Mortgage loans	198	—	232	0.0
Policy loans	69,382	5.3	66,672	5.3
Real estate and other long-term investments	5,906	0.5	7,896	0.6
Short-term investments	—	—	508	—
Cash and cash equivalents	33,749	2.6	35,510	2.8
Total cash, cash equivalents and investments	$1,300,719	100.0	$1,257,649	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2017
(Unaudited)

The following tables represent the cost, gross unrealized gains and losses and fair value for fixed maturities and equity securities as of the periods indicated.

	June 30, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale:
U.S. Treasury securities	$9,895	2,249	—	12,144
U.S. Government-sponsored enterprises	3,582	966	—	4,548
States and political subdivisions	564,289	17,400	3,162	578,527
Foreign governments	103	22	—	125
Corporate	323,014	15,308	2,176	336,146
Commercial mortgage-backed	8	—	—	8
Residential mortgage-backed	2,048	153	2	2,199
Total available-for-sale securities	902,939	36,098	5,340	933,697
Held-to-maturity securities:
States and political subdivisions	220,674	7,819	740	227,753
Corporate	20,970	852	859	20,963
Total held-to-maturity securities	241,644	8,671	1,599	248,716
Total fixed maturities	$1,144,583	44,769	6,939	1,182,413

Equity securities:
Stock mutual funds	$2,867	211	—	3,078
Bond mutual funds	12,071	377	114	12,334
Common stock	22	—	2	20
Redeemable preferred stock	660	51	—	711
Total equity securities	$15,620	639	116	16,143

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2017
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
June 30, 2017
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

Other-than-temporary impairments ("OTTI") on one equity security totaling $17,000 were recognized during the six months ended June 30, 2017 and OTTI of $2.3 million was recognized during the six months ended June 30, 2016 related to one available-for-sale fixed maturity security. No OTTI was recorded for either the three months ended June 30, 2017 or June 30, 2016.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2017
(Unaudited)

The following tables present the fair values and gross unrealized losses of fixed maturities and equity securities that have remained in a continuous unrealized loss position for the periods indicated.

	June 30, 2017
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$138,043	1,686	112	9,127	1,476	10	147,170	3,162	122
Corporate	70,235	1,561	51	1,576	615	6	71,811	2,176	57
Residential mortgage-backed	107	1	3	103	1	2	210	2	5
Total available-for-sale securities	208,385	3,248	166	10,806	2,092	18	219,191	5,340	184
Held-to-maturity securities:
States and political subdivisions	22,373	457	31	1,342	283	2	23,715	740	33
Corporate	—	—	—	1,979	859	2	1,979	859	2
Total held-to-maturity securities	22,373	457	31	3,321	1,142	4	25,694	1,599	35
Total fixed maturities	$230,758	3,705	197	14,127	3,234	22	244,885	6,939	219
Equity securities:
Bond mutual funds	$8,183	114	1	—	—	—	8,183	114	1
Common stocks	21	2	2	—	—	—	21	2	2
	$8,204	116	3	—	—	—	8,204	116	3

As of June 30, 2017, the Company had 18 available-for-sale fixed maturity securities and 4 held-to-maturity fixed maturity securities that were in an unrealized loss position for greater than 12 months. There were no equity securities in an unrealized loss position for greater than 12 months as of June 30, 2017.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2017
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

We have reviewed these securities in an unrealized loss position for the periods ended June 30, 2017 and December 31, 2016 and determined that no other-than-temporary impairment exists that have not been recognized based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases which may be maturity.  We continue to monitor all securities on an on-going basis, and future information may become available which could result in other-than-temporary impairments being recorded.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2017
(Unaudited)

The amortized cost and fair value of fixed maturity securities at June 30, 2017 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

	June 30, 2017
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$50,852	51,396
Due after one year through five years	103,179	106,605
Due after five years through ten years	117,410	124,665
Due after ten years	631,498	651,031
Total available-for-sale securities	902,939	933,697
Held-to-maturity securities:
Due in one year or less	17,820	18,074
Due after one year through five years	48,056	49,477
Due after five years through ten years	42,472	44,461
Due after ten years	133,296	136,704
Total held-to-maturity securities	241,644	248,716
Total fixed maturities	$1,144,583	1,182,413

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Fixed Maturities, Available-for-Sale				Equity Securities
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)
Proceeds	$—	—	508	—	—	403	1,940	403
Gross realized gains	$—	—	6	—	—	40	—	40
Gross realized losses	$—	—	—	—	—	36	30	36

There were no sales of available-for-sale securities for the three month period ended June 30, 2017. There were no securities sold from the held-to-maturity portfolio for the three and six months ended June 30, 2017 or 2016. Realized investment losses recorded for the three month period ending June 30, 2017 were due to fixed maturity call activity.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2017
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

Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker prices utilizing significant inputs not based on or corroborated by readily available market information.  This category consists of one private placement mortgage-backed securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2017
(Unaudited)

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated.

	June 30, 2017
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,144	4,548	—	16,692
States and political subdivisions	—	578,527	—	578,527
Corporate	—	336,146	—	336,146
Commercial mortgage-backed	—	—	8	8
Residential mortgage-backed	—	2,199	—	2,199
Foreign governments	—	125	—	125
Total fixed maturities	12,144	921,545	8	933,697
Equity securities:
Stock mutual funds	3,078	—	—	3,078
Bond mutual funds	12,334	—	—	12,334
Common stock	20	—	—	20
Redeemable preferred stock	711	—	—	711
Total equity securities	16,143	—	—	16,143
Total financial assets	$28,287	921,545	8	949,840

	December 31, 2016
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,190	8,502	—	20,692
States and political subdivisions	—	573,274	—	573,274
Corporate	—	285,099	—	285,099
Commercial mortgage-backed	—	—	51	51
Residential mortgage-backed	—	2,426	—	2,426
Foreign governments	—	126	—	126
Total fixed maturities	12,190	869,427	51	881,668
Equity securities:
Stock mutual funds	2,946	—	—	2,946
Bond mutual funds	14,197	—	—	14,197
Common stock	25	—	—	25
Redeemable preferred stock	991	—	—	991
Total equity securities	18,159	—	—	18,159
Total financial assets	$30,349	869,427	51	899,827

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2017
(Unaudited)

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At June 30, 2017, our fixed maturity securities, valued using a third-party pricing source, totaled $921.5 million for Level 2 assets and comprised 97.0% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third-party pricing models and review model parameters for reasonableness.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding, and consist of one private placement mortgage-backed securities with a total value of $8,000.  Our Level 3 assets are current relative to principal and interest payments and are considered immaterial to our financial statements.  For the six months ended June 30, 2017, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

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

	June 30, 2017	December 31, 2016
	(In thousands)

Balance at beginning of period	$51	145
Total realized and unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income	—	(4)
Principal paydowns	(43)	(90)
Transfer in and (out) of Level 3	—	—
Balance at end of period	$8	51

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
June 30, 2017
(Unaudited)

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$241,644	248,716	247,004	252,545
Mortgage loans	198	230	232	269
Policy loans	69,382	69,382	66,672	66,672
Short-term investments	—	—	508	508
Cash and cash equivalents	33,749	33,749	35,510	35,510
Financial liabilities:
Annuity - investment contracts	53,137	52,794	50,952	52,173

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including a discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential properties.  Weighted average interest rates for these loans were approximately 6.56% at June 30, 2017 and 6.80% at December 31, 2016. At June 30, 2017, maturities ranged from 1 to 25 years.  Management estimated the fair value using an annual interest rate of 6.25% at June 30, 2017.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans had a weighted average annual interest rate of 7.72% and 7.71% as of June 30, 2017 and December 31, 2016, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximate carrying value due to their short-term nature.  Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at June 30, 2017 using discounted cash flows based upon spot rates ranging from 1.45% to 3.55% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2017
(Unaudited)

(7) Short Duration Contracts

Special Property Insurance (Allied and Fire)

The Company's short duration contracts consist of credit life and credit disability in the Life segment and property insurance in the Home Service segment. The following table presents information on changes in the liability for credit life, credit disability, life, accident and health and property policy and contract claims for the periods ended June 30, 2017 and June 30, 2016.

	June 30,	June 30,
	2017	2016

Policy claims payable at January 1	$543	514
Less: reinsurance recoverable	—	—
Net balance at January 1	543	514
Add claims incurred, related to:
Current year	1,046	1,065
Prior years	(10)	(118)
	1,036	947
Deduct claims paid, related to:
Current year	758	769
Prior years	377	265
	1,135	1,034
Net balance June 30	444	427
Plus: reinsurance recoverable	—	—
Policy claims payable, June 30	$444	427

(8) Commitments and Contingencies

Qualification of Life Products

As of December 31, 2014, we determined that a portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 of the Internal Revenue Code ("IRC") of 1986. This tax code section allows for qualifying products sold to clients to have favorable tax treatment such as the product's inside build up is not taxable. Because these policies were sold with the intention that they would qualify for this favorable tax treatment, holders of these policies and the Company may now be subject to additional tax liabilities. The policies at issue were sold most substantially to non-U.S. citizens residing abroad and to a lesser extent domestically. Based upon a review of the options available to the Company, we have determined we will not remediate our endowments and endowment-like products under IRC 7702 we have sold to non-U.S. citizens. We do intend to remediate the domestic products we have sold to U.S. citizens. In addition, as part of our continuing review, we determined in July 2015 that certain annuity contracts do not contain qualifying language under IRC 72(s) as intended that would have provided for favorable tax treatment of the annuities. This issue affects both our domestic and international contract holders. The Company has continued to refine the understanding of the tax failures as previously reported by preparing an individual policy calculation and has reflected the related exposure for the current reporting period as noted below. Failure of these policies to qualify under IRC Sections 7702 and 72(s) has resulted in additional liabilities and expenses as described below. The products have been and continue to be appropriately reported under U.S. GAAP for financial reporting.

The failure of these policies to qualify under Sections 7702 and 72(s) results in an estimated liability as of June 30, 2017 of $12.3 million, after tax, related to projected IRS toll charges and fees of $12.0 million as well as claims liability for past claims and reserves increases to bring policies into compliance totaling $0.3 million. The range of financial estimates relative to this issue is $7.1 million to $37.7 million, after tax. This estimated range includes projected toll charges and fees payable to the IRS, as well

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2017
(Unaudited)

as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The estimated liability and the estimated range will be updated as we continue to refine our estimates. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of taxable benefits under non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved by the Company is insufficient to meet the actual amount of our liability and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operation may be materially adversely affected. Management believes that based upon current information we have recorded the best estimate liability to date.

Accruals for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The process of determining our best estimate and the estimated range was a complex undertaking including insight from external consultants and involved management’s judgment based upon a variety of factors known at the time. We recorded additional general expenses of $1.0 million in the first six months of 2017 related to our 7702 and 72(s) issues. Additional costs will be incurred in 2017 associated with these issues. We believe these costs could be an additional $0.75 million to $1.25 million, but due to the uncertainty of actions, we cannot reasonably estimate these costs with any reliability. Actual amounts incurred may exceed this estimate and will be recorded as they become probable and can be reasonably estimated.

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

(9) Income Taxes

The effective tax rate was 72.7% and 42.1% for the three months and 13.5% and 172.7% for the six months ended June 30, 2017 and 2016, respectively. Additionally there were $0.2 million of tax benefit and $1.0 million tax expense related to an uncertain tax position in the six months ended June 30, 2017 and June 30, 2016, respectively. The effective tax rate is affected by our tax compliance issues, as IRS toll charge penalties are not tax deductible and can move up or down depending on the net adjustment

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2017
(Unaudited)

to our best estimate liability. Absent the effect on our effective tax rate of our tax compliance issues, in most periods where our effective tax rate is lower than the statutory tax rate of 35%, the difference is primarily due to tax-exempt state and local bond income which reduce the effective tax rate.

(10) Benefit Plans

The Company has an employer-sponsored 401(k) plan available to all eligible employees. This is an additional benefit offered to employees, which supplements the defined contribution profit-sharing plan.  Employees with one year of service can participate in the plan.  Contributions are made by employees and the Company provides a matching contribution based upon the employee's level of contribution. The Company's expense related to the 401(k) plan totaled $348,000 for the six months ended June 30, 2017.

(11) Related Party Transactions

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions.  There were no changes related to these relationships during the six months ended June 30, 2017.   See our Annual Report on Form 10-K for the year ended December 31, 2016 for a comprehensive discussion of related party transactions.

In the first quarter of 2017, Citizens made a $5.0 million capital contribution to CICA Life.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

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

•	Results of litigation we may be involved in;

•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company's products or services;

•	Our concentration of business from persons residing in Latin America and the Pacific Rim;

•	Changes in tax laws;

•	Effects of acquisitions and restructuring, including possible difficulties in integrating and realizing the projected results of acquisitions;

•	Changes in statutory or U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), policies or practices;

•	Changes in leadership among our board and senior management team.

•	Our success at managing risks involved in the foregoing; and

•	The risk factors discussed in "Part 1I-Item 1A-Risk Factors" of this report.

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
June 30, 2017

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

Overview

Citizens, Inc. (“Citizens” or the "Company") is an insurance holding company incorporated in Colorado serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  As of June 30, 2017, we had approximately $1.6 billion of total assets and approximately $4.5 billion of insurance in force.  Our core insurance operations include issuing and servicing:

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

Recent Developments

On June 9, 2017, the Company announced the addition of two new directors: Christopher (Chris) W. Claus and J.D. (Chip) Davis, Jr.

Mr. Claus provides Citizens’ Board with additional investment and insurance industry experience stemming from a distinguished 20 year career as an executive at USAA of San Antonio, Texas. Mr. Claus served as President of USAA’s, Financial Advice and Solutions Group from 2007 to 2013. Prior to that, Mr. Claus served as President of USAA’s Investment Management Company.

Mr. Davis’s distinguished insurance career spans over 40 years, all of which were at National Farm Life Insurance Company (“NFLIC”) of Ft. Worth, Texas. During his extensive executive career, Mr. Davis served as President and CEO of NFLIC and Chairman of NFLIC’s board of directors.

On May 15, 2017, the Company announced it added a new C-level officer role to its executive team by creating a Chief Accounting Officer position at the Company and hiring Jeff Conklin for the role.

On June 19, 2017, Greg Broer joined the Company as Chief Actuary.

On July 17, 2017, Robert Mauldin joined the Company as Chief Marketing Officer, a newly created position for the Company.

On June 30, 2017, the Company was notified by its independent registered public accounting firm, Ernst & Young, LP (“EY”) of its decision to resign as the Company’s independent registered public accounting firm. EY continued to serve as the Company’s auditor for the duration of its review of the Company’s interim financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

Strategic Initiatives

The Company's Board of Directors and new executive management team are assessing the Company's domestic and international business models and business strategies with the assistance and support of external consultants and advisors.  Specifically, we are evaluating the Company's international business model and are considering potential options, the current economic and regulatory environment and sustainable business objectives.  Incorporated in our overall business model review are analyses of (1) new products and our profitability; (2) a potential restructuring of our international business and operations; (3) potential upgrades to our technology systems and operations with a strategic focus on our future business needs and cyber risk; and (4) final additions to our executive management team and equity compensation incentives for our employees.

We have made significant progress in filling vacancies and recruiting additional talented, experienced executives to our management team over the last six months, including the addition of a Chief Operating Officer, a Chief Accounting Officer, a Chief Actuary and a Chief Marketing Officer. We are currently recruiting a Chief Information Officer.

The Company reviews its investment strategies on a quarterly basis for premiums received in order to augment its rate of return. The Company also reviews its asset and liability durations and plans to extend asset duration and increase yields if rates of returns in the market increase as anticipated from the prolonged low interest rate environment.   By combining more conservative interest rate features in our insurance policies with a more diversified investment strategy to improve returns on our investment portfolio, we intend to grow bottom line returns to shareholders.  There is risk that these changes will result in lower demand for new policies, or that the financial markets will make our investment strategy more difficult. Despite the risks, the Company believes that such strategies are in the best interest of our shareholders.

The Company also is focused on enhancing its internal control environment, which starts with our Board of Directors, Audit Committee, CEO and executive team reinforcing to all employees the “tone at the top” and the importance of a strong and robust internal control environment. We are working to remediate our material weaknesses and other control deficiencies identified in our Annual Report on Form 10-K for the year ended December 31, 2016 with the addition of the key leadership positions discussed above, technology enhancements and the creation of an internal control task force to direct and manage internal control activities and enhancements. The internal control task force will be lead by Kay Osbourn, President, and Terry Festervand, COO, and supported by Jennifer Martin, Director of Audit Quality Control.

The following pages describe the operations of our three business segments:  Life Insurance, Home Service and Other Non-Insurance Enterprises.  Revenues derived from any single customer did not exceed 10% of consolidated revenues in any of the last three years.

Current Financial Highlights

Financial highlights for the three and six month periods ended June 30, 2017, compared to the same periods in 2016 were:

•
Insurance premiums decreased slightly for the three and six month periods ended June 30, 2017 to $47.7 million and $93.1 million from $49.0 million and $93.4 million for the corresponding periods in 2016, a decrease of 2.6% and 0.3% driven by a decrease in first year premiums in our Life segment, offset somewhat by a slight increases in renewal premiums in both our Life and Home Service segments.

•
Net investment income increased 8.9% and 8.8% for the three and six month periods ended June 30, 2017, compared to the corresponding periods in 2016, primarily due to a growing asset base from strong cash flows from our insurance operations.  The average yield on the consolidated portfolio as of the six months ended June 30, 2017 decreased to an annualized rate of 4.24% down from 4.31% for the same period in 2016.

•
A realized gain of $1.1 million was recorded for the six month period ended June 30, 2017 related to the sale of our Markham building in Little Rock Arkansas in the first quarter of 2017. The Company recorded a small other-than-temporary impairment on a common stock in 2017. Other-than-temporary impairments were recorded for the three and six month periods ended June 30, 2016 totaling $0.4 million and $2.3 million, respectively, related to mutual fund impairments in the second quarter of 2016 and one available-for-sale fixed maturity security impairment in the first quarter of 2016.

•	Claims and surrenders expense decreased 9.6% for the three months ended June 30, 2017, while increasing 1.8% for the six month period ended June 30, 2017, compared to corresponding periods in 2016.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

•
General expenses have increased 9.2% and 10.0% for the three and six month periods ended June 30, 2017, respectively, due primarily to additional audit fees related to the 2016 audit, higher legal and consulting fees and higher permanent and temporary salaries, somewhat offset by a decrease in our 7702/72(s) tax compliance best estimate liability.

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

	Six Months Ended June 30,
	2017			2016
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$135,569,222	2,506	$54,098	$156,783,055	2,788	$56,235
Home Service	97,758,971	14,356	6,810	95,113,712	14,400	6,605

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

Note:  All discussions below compare or state results for the three and six-month periods ended June 30, 2017 compared to the three and six-month periods ended June 30, 2016.

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

Revenues

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Revenues:
Premiums:
Life insurance	$46,155	47,351	89,959	90,124
Accident and health insurance	345	395	673	785
Property insurance	1,239	1,261	2,488	2,537
Net investment income	13,073	12,000	25,812	23,731
Realized investment gains (losses), net	(117)	(26)	1,146	(1,822)
Other income	157	256	355	407
Total revenues	$60,852	61,237	120,433	115,762

Premium Income.  Premium income derived from life, accident and health, and property insurance sales decreased 2.6% and 0.3% for the three and six month periods ended June 30, 2017 compared to the same periods ended June 30, 2016. The decrease is driven by a decrease in first year premiums in our Life Segment offset somewhat by slight increases in renewal premiums in both our Life and Home Service segments.

Net investment income performance is summarized as follows.

	June 30,	December 31,	June 30,
	2017	2016	2016
	(In thousands, except for %)
Net investment income, annualized	$51,624	48,560	47,462
Average invested assets, at amortized cost	1,218,120	1,133,705	1,101,388
Annualized yield on average invested assets	4.24%	4.28%	4.31%

The annualized yield has remained relatively consistent as a change in portfolio mix has somewhat mitigated the impact of reinvestment in the current low rate environment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

Investment income from debt securities accounted for approximately 87.8% of total investment income for the six months ended June 30, 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Gross investment income:
Fixed maturity securities	$11,908	10,827	23,413	21,448
Equity securities	175	264	367	388
Mortgage loans	2	8	5	17
Policy loans	1,401	1,285	2,788	2,550
Long-term investments	15	101	66	152
Other investment income	16	19	23	30
Total investment income	13,517	12,504	26,662	24,585
Investment expenses	(444)	(504)	(850)	(854)
Net investment income	$13,073	12,000	25,812	23,731

The consolidated invested asset portfolio has increased approximately 3.7% from year end 2016 to June 30, 2017 with investments in the fixed maturity securities portfolio accounting for the most significant increase in investment income. In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase in investment income.

Realized Investment Gains (Losses), Net.  A realized gain was recorded for the six month period ended June 30, 2017 of $1.1 million related to the sale of our Markham building in Little Rock Arkansas in the first quarter of 2017. One small other-than-temporary impairment was recorded on a common stock in 2017. Other-than-temporary impairments were recorded for the three and six month periods ended June 30, 2016 totaling $0.4 million and $2.3 million, respectively, related to mutual fund impairments in the second quarter of 2016 and one available-for-sale fixed maturity security impairment in the first quarter of 2016.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

Benefits and Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$18,952	20,969	40,676	39,974
Increase in future policy benefit reserves	17,820	17,372	32,356	33,098
Policyholders' dividends	1,501	1,816	2,805	3,365
Total insurance benefits paid or provided	38,273	40,157	75,837	76,437
Commissions	9,894	10,777	19,819	20,245
Other general expenses	9,355	8,566	19,511	17,740
Capitalization of deferred policy acquisition costs	(6,883)	(8,103)	(13,784)	(14,367)
Amortization of deferred policy acquisition costs	7,642	6,879	15,017	13,510
Amortization of cost of customer relationships acquired	475	402	994	947
Total benefits and expenses	$58,756	58,678	117,394	114,512

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Death claims	$5,009	6,007	11,313	11,980
Surrender benefits	8,655	9,003	18,485	16,944
Endowments	3,572	3,976	7,179	7,692
Matured endowments	585	819	1,234	1,029
Property claims	378	434	1,000	884
Accident and health benefits	(4)	72	88	169
Other policy benefits	757	658	1,377	1,276
Total claims and surrenders	$18,952	20,969	40,676	39,974

•
Death claims decreased 16.6% and 5.6% for the three and six months ended June 30, 2017 compared to the same periods in 2016. Mortality experience is closely monitored by the Company and the activity is within expected levels.

•
Surrenders decreased 3.9% and increased 9.1% for the three and six months ended June 30, 2017 compared to 2016 primarily due to activity in the life insurance segment. This increased surrender activity is in the later durations after the surrender charges are reduced or for periods in which the surrender charges have concluded. This is due to a maturing book of business.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves for the three and six months ended June 30, 2017, compared to the same period in 2016, is primarily due to the changes in surrenders noted above as premiums have remained relatively consistent between periods.
.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

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

Commissions.  Commission expense is directly related to new and renewal insurance premium fluctuations and production levels. Commission expense for the three and six months ended June 30, 2017 fluctuated directly in relation to the increase in first year and renewal premiums compared to premium levels for the three and six months ended June 30, 2016.

Other General Expenses. Expenses increased for the three and six months ended June 30, 2017 due primarily to additional audit fees related to the 2016 audit, higher legal and consulting fees and higher permanent and temporary salaries, somewhat offset by a decrease in our 7702/72(s) tax compliance best estimate liability.

Capitalized and Amortized Deferred Policy Acquisition Costs.  Costs capitalized under current accounting guidance includes certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  The increase for the three and six months ended June 30, 2017, compared to the same periods in 2016 was the result of an increase in first year premium production in the current period, which increased capitalized amounts.  Commissions paid on renewal premiums are significantly lower than those paid on first year business.

Amortization for the six months ended June 30, 2017, increased compared to the same period in 2016 due to higher surrender activity in 2017. Amortization of deferred policy acquisition costs is impacted by persistency and may fluctuate from year to year.

Federal Income Tax. The effective tax rate was 72.7% and 42.1% for the three months and 13.5% and 172.7% for the six months ended June 30, 2017 and 2016, respectively. Additionally there is $0.2 million of tax benefit and $1.0 million tax expense related to an uncertain tax position in the six months ended June 30, 2017 and June 30, 2016, respectively.  Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes.  See Note 9 - Income Taxes in the consolidated financial statements for further discussion.

Segment Operations

The Company has three reportable segments:  Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises.  These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance of its segments based on net income or loss before income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Life Insurance	$1,920	2,186	3,599	1,760
Home Service Insurance	601	953	861	574
Other Non-Insurance Enterprises	(425)	(580)	(1,421)	(1,084)
Total	$2,096	2,559	3,039	1,250

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Country
Venezuela	$7,092	7,826	13,858	14,857
Colombia	6,859	7,396	13,245	13,367
Taiwan	4,158	4,202	9,265	8,814
Ecuador	4,183	3,908	7,745	7,245
Argentina	2,514	2,571	4,556	4,390
Other Non-U.S.	10,173	10,178	18,766	19,193
Total	$34,979	36,081	67,435	67,866

We continue to report strong first year and renewal premiums in our top producing countries as noted above, however this business is dependent on our clients having access to U.S. dollars. Our international business and premium collections could be impacted by our inability to comply with current or future foreign laws or regulations applicable to the Company or our independent consultants in the countries from which we accept applications as well as by marketing or operational changes made by the Company to comply with those laws or regulations. Our international business may also be affected by economic or other events in foreign countries in which our policies are marketed. Venezuela, for example, is continuing to experience civil unrest due to local demonstrations against crime, corruption and soaring inflation and conditions have recently worsened due to political unrest and deteriorating economic conditions. As shown above, direct premiums from Venezuela have already begun to decline, and we expect that overall premiums from Venezuela will continue to decline if the deteriorating political and economic environment continues to adversely impact our ability to make sales and collect premiums. See "Item 1A. Risk Factors" for additional information.

Domestic Sales

In the Midwest, Mountain West and the southern United States, we seek to serve middle income households through the sale of cash accumulation ordinary whole life insurance products.  The majority of our inforce business in the domestic life insurance segment results from blocks of business of insurance companies that we have acquired over the past 17 years. Over the past few years, new product sales have been modest while existing policies have been running off at a greater pace, which has compressed the block of insurance in force. Beginning January 1, 2017, CICA and CNLIC ceased selling products domestically as the products failed to qualify for the favorable U.S. federal income tax treatment afforded by IRC Section 7702. The Company is developing Section 7702 compliant products and will resume sales domestically once the products receive regulatory approval.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
State
Texas	$496	570	972	1,101
Indiana	320	330	634	628
Florida	118	99	261	236
Missouri	106	111	219	227
Kentucky	72	93	155	192
Other States	505	420	1,016	861
Total	$1,617	1,623	3,257	3,245

A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business.  We have ceded the majority of our accident and health insurance business to an unaffiliated insurance company under a coinsurance agreement.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

The results of operations for the life insurance segment for the periods indicated are as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
Premiums	$35,960	37,111	69,523	69,959
Net investment income	9,496	8,107	18,627	16,061
Realized investment gains (losses), net	(141)	208	(64)	(660)
Other income	177	256	295	371
Total revenue	45,492	45,682	88,381	85,731
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	13,842	15,157	29,518	28,621
Increase in future policy benefit reserves	16,513	15,976	29,773	30,516
Policyholders' dividends	1,490	1,802	2,785	3,338
Total insurance benefits paid or provided	31,845	32,935	62,076	62,475
Commissions	5,866	6,768	11,873	12,571
Other general expenses	4,327	4,041	8,199	8,125
Capitalization of deferred policy acquisition costs	(5,223)	(6,492)	(10,601)	(11,418)
Amortization of deferred policy acquisition costs	6,613	6,114	12,919	11,918
Amortization of cost of customer relationships acquired	144	130	316	300
Total benefits and expenses	43,572	43,496	84,782	83,971
Income (loss) before income tax expense	$1,920	2,186	3,599	1,760

Premiums.  Premium revenues decreased for the three and six month periods ended June 30, 2017, compared to the same period in 2016 due primarily to lower first year international business, offset somewhat by an increase in renewal international business for the six month period ended June 30, 2017, with higher renewal business showing strong persistency as this block of insurance ages. First year premium revenues for the six months ended June 30, 2017, reflected sales internationally with endowment to age sixty-five and the twenty-year endowment products continuing as the top performers in the current year. Endowment sales sold to our international clients represented approximately 88.2% and 85.1% of total new first year premiums for the three and six months ended June 30, 2017, respectively.

Life insurance premium breakout is detailed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Premiums:
First year	$3,842	4,788	8,015	8,759
Renewal	32,118	32,323	61,508	61,200
Total premiums	$35,960	37,111	69,523	69,959

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

Net Investment Income.  Net investment income increased primarily due to the growth in average invested assets.

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2017	2016	2016
	(In thousands, except for %)
Net investment income, annualized	$37,254	33,350	32,122
Average invested assets, at amortized cost	873,083	779,592	740,441
Annualized yield on average invested assets	4.27%	4.28%	4.34%

Realized Investment Gains (Losses), Net.  Realized investment losses recorded for the three and six month periods ended June 30, 2017 were primarily due to fixed maturity call activity. Other-than-temporary impairments were recorded for the six month period ended June 30, 2016 totaling $959,000 related to one available-for-sale fixed maturity impairment in the first quarter of 2016.

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Death claims	$1,026	1,529	2,821	3,259
Surrender benefits	7,998	8,228	17,110	15,462
Endowment benefits	3,568	3,974	7,166	7,684
Matured endowments	454	679	956	771
Accident and health benefits	45	94	97	178
Other policy benefits	751	653	1,368	1,267
Total claims and surrenders	$13,842	15,157	29,518	28,621

•
Death claims expense was favorable for the three and six months ended June 30, 2017 compared with the same period in 2016. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
Surrenders increased in the six month period ended June 30, 2017 by 10.7% compared to 2016. Surrenders were down slightly for the three months ended June 30, 2017 compared to 2016. The majority of policy surrender benefits paid is attributable to our international business and is in the later durations after the surrender charges are reduced or for periods in which the surrender charges have concluded. This is due to a maturing book of business.

•
Endowment benefit expense primarily results from the election by policyholders of a product feature providing an annual guaranteed benefit.  This is a fixed benefit over the life of the contract, thus this expense will vary with new sales and persistency of the business.

•	Matured endowments increased for the six month period ended June 30, 2017, compared to 2016, as this block of business increases, persists and policies begin to reach maturity.

•	Other policy benefits resulted primarily from interest paid on premium deposits and policy benefit accumulations.

Increase in Future Policy Benefit Reserves.   The change in policy benefit reserves decreased for the six months ended June 30, 2017 compared to the same period in 2016, while increasing in the three months ended June 30, 2017 primarily due to the surrender activity noted above as premiums have remained relatively consistent between periods.

Policyholders' Dividends. Policyholders' dividends decreased for both the three and six months ended June 30, 2017, as we adjusted our dividend rates for later durations in our policies beginning in 2016 and we are seeing a decrease in dividends as policies mature.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

Commissions.  Commission expense decreased for the three and six months ended June 30, 2017, compared to the same period in 2016.  This expense fluctuates directly with new premium revenues and commission rates paid are higher on first year premium sales, which were down for the three and six months ended June 30, 2017, compared to the same period in 2016.  Renewal premiums for the three and six months, for which we pay commissions at lower rates, were up from the prior year.

Other General Expenses.  These expenses are allocated by segment, based upon an annual expense study performed by the Company. Expenses were up for the three and six months ended June 30, 2017, compared to the same period in 2016 due primarily to additional audit fees related to the 2016 audit, higher legal and consulting fees and higher permanent and temporary salaries, somewhat offset by a decrease in our 7702/72(s) tax compliance best estimate liability.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs fluctuate in direct relation to commissions, decreasing for the three and six months ended June 30, 2017, based upon first year and renewal premiums and commissions paid compared to 2016.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three and six months ended June 30, 2017 increased and was impacted by higher surrenders in this segment. As previously noted, persistency is monitored closely by the Company and was within expectations.

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
State
Louisiana	$10,734	10,732	21,386	21,318
Mississippi	562	764	1,263	1,370
Arkansas	454	387	912	793
Other States	225	225	444	442
Total	$11,975	12,108	24,005	23,923

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
June 30, 2017

We provide final expense ordinary life insurance and annuity products primarily to middle and lower income individuals in Louisiana, Mississippi and Arkansas.

The results of operations for the home service insurance segment for the periods indicated are as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
Premiums	$11,779	11,896	23,597	23,487
Net investment income	3,250	3,505	6,509	6,919
Realized investment gains (losses), net	24	(234)	1,210	(1,162)
Other income	3	—	2	3
Total revenue	15,056	15,167	31,318	29,247
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,110	5,812	11,158	11,353
Increase in future policy benefit reserves	1,307	1,396	2,583	2,582
Policyholders' dividends	11	14	20	27
Total insurance benefits paid or provided	6,428	7,222	13,761	13,962
Commissions	4,028	4,009	7,946	7,674
Other general expenses	4,299	3,557	9,157	7,747
Capitalization of deferred policy acquisition costs	(1,660)	(1,611)	(3,183)	(2,949)
Amortization of deferred policy acquisition costs	1,029	765	2,098	1,592
Amortization of cost of customer relationships acquired	331	272	678	647
Total benefits and expenses	14,455	14,214	30,457	28,673
Income (loss) before income tax expense	$601	953	861	574

Premiums.  Premiums were up slightly for the six month period ended June 30, 2017, compared to 2016, while premiums were down slightly for the three month period ended June 30, 2017. For the six month period ended June 30, 2017, first year premiums were up 2.3% and renewal premiums were up 0.2%.

Net Investment Income.  Net investment income for our home service insurance segment was as follows.

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2017	2016	2016
	(In thousands, except for %)
Net investment income, annualized	$13,018	13,705	13,838
Average invested assets, at amortized cost	290,430	294,132	299,453
Annualized yield on average invested assets	4.48%	4.66%	4.62%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

Realized Investment Gains (Losses), Net.  A realized gain was recorded for the six month period ended June 30, 2017 of $1.1 million related to our first quarter 2017 sale of our Markham building in Little Rock Arkansas. Other-than-temporary impairments were recorded for the six month period ended June 30, 2016 totaling $1.3 million related to one available-for-sale fixed maturity security and four mutual fund impairments in the first quarter of 2016.

Claims and Surrenders.  Claims and surrenders decreased for the three and six months ended June 30, 2017, compared to the same periods in 2016, based upon reported claims compared to the prior year, but were within expected ranges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Death claims	$3,983	4,479	8,492	8,722
Surrender benefits	657	774	1,375	1,481
Endowment benefits	4	3	13	8
Matured endowments	131	140	278	258
Property claims	378	434	1,000	884
Accident and health benefits	(49)	(22)	(9)	(9)
Other policy benefits	6	4	9	9
Total claims and surrenders	$5,110	5,812	11,158	11,353

•
Death claims expense fluctuates based upon reported claims. We experienced a smaller number of reported claims in the three and six months ended June 30, 2017. Mortality experience is closely monitored by the Company as a key performance indicator and amounts were within expected levels.

•
Surrender benefits decreased slightly for the three and six months ended June 30, 2017 compared to the same period in 2016. Management is not aware of any unusual surrender activity, but will continue to monitor for any developing trends.

•	Property claims increased 13.1% for the six months ended June 30, 2017 as we experienced more weather-related claims in the first quarter of 2017, primarily due to tornadoes in Louisiana.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves for the three and six months ended June 30, 2017, remained relatively flat compared to the corresponding periods in 2016 as policy activity for this business has been relatively stable over the periods reported.

Commissions.  Commission expense increased for the three and six months ended June 30, 2017, compared to the same period in 2016, consistent with premium collections.

Other General Expenses.  Expenses are allocated by segment based upon an annual expense study performed by the Company and increased between 2017 and 2016 due primarily to additional audit fees related to the 2016 audit.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs increased for the three and six months ended June 30, 2017, as commission expense increased during the periods.  DAC capitalization is directly correlated to fluctuations in new business and commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three and six months ended June 30, 2017 increased compared to the corresponding period in 2016 and remained generally in line with this segment experienced persistency.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

Other Non-Insurance Enterprises
This segment represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP. The segment loss reported for the three and six months of 2017 and 2016 is typical since the elimination of intercompany revenue is its primary source of revenue.

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

	June 30, 2017		December 31, 2016
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Marketable debt securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$16,692	1.3	$22,695	1.8
States and political subdivisions	799,201	61.4	797,240	63.4
Corporate	357,116	27.5	306,134	24.4
Mortgage-backed (1)	2,207	0.2	2,477	0.2
Foreign governments	125	—	126	—
Total fixed maturity securities	1,175,341	90.4	1,128,672	89.8
Short-term investments	—	—	508	—
Cash and cash equivalents	33,749	2.6	35,510	2.8
Other investments:
Policy loans	69,382	5.3	66,672	5.3
Equity securities	16,143	1.2	18,159	1.4
Mortgage loans	198	—	232	—
Real estate held for investment	5,869	0.5	5,919	0.5
Real estate held for sale	—	—	1,939	0.2
Other long-term investments	37	—	38	—
Total cash, cash equivalents and investments	$1,300,719	100.0	$1,257,649	100.0
(1) Includes $2.0 million and $2.2 million of U.S. Government-sponsored enterprises at June 30, 2017 and December 31, 2016, respectively.

Cash and cash equivalents decreased as of June 30, 2017 due to timing of cash inflows and investment of cash into marketable securities.

The held-to-maturity portfolio as of June 30, 2017 represented 20.6% of the total fixed maturity securities owned based upon carrying values, with the remaining 79.4% classified as available-for-sale.  Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$96,467	8.2	$88,853	7.8
AA	524,364	44.6	554,211	50.0
A	284,886	24.2	238,350	24.6
BBB	240,226	20.4	215,499	15.3
BB and other	29,398	2.6	31,759	2.3
Totals	$1,175,341	100.0	$1,128,672	100.0

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

The Company has no direct sovereign European debt exposure as of June 30, 2017.  We do have indirect exposure in one bond mutual fund holding, but the amount is deemed immaterial to the current investment holdings and consolidated financials.

As of June 30, 2017, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipals shown including third party guarantees

	June 30, 2017
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$61,234	59,096	33,005	32,378	—	—	94,239	91,474	11.7
AA	179,033	174,256	280,759	272,694	23,967	23,086	483,759	470,036	59.9
A	20,684	20,350	156,549	150,923	12,379	11,874	189,612	183,147	23.3
BBB	7,781	8,265	22,583	22,283	2,011	2,016	32,375	32,564	4.1
BB and other	2,775	3,723	3,245	3,744	275	275	6,295	7,742	1.0
Total	$271,507	265,690	496,141	482,022	38,632	37,251	806,280	784,963	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

Municipals shown excluding third party guarantees

	June 30, 2017
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$35,421	35,027	11,807	11,806	—	—	47,228	46,833	6.0
AA	146,834	142,698	230,159	223,259	16,877	15,950	393,870	381,907	48.6
A	42,545	41,294	163,830	158,055	12,800	12,311	219,175	211,660	27.0
BBB	11,607	11,899	39,840	39,079	—	—	51,447	50,978	6.5
BB and other	35,100	34,772	50,505	49,823	8,955	8,990	94,560	93,585	11.9
Total	$271,507	265,690	496,141	482,022	38,632	37,251	806,280	784,963	100.0

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as noted in the table below.

	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)
Utilities	$161,572	155,760	20.0%

Education	113,873	110,132	14.1%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

The tables below represent the Company's exposure of municipal holdings in Louisiana, Texas and Florida, the three states with the largest municipal holdings as of June 30, 2017.

	June 30, 2017
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Texas securities including third party guarantees
AAA	$59,166	57,091	15,112	14,631	—	—	74,278	71,722
AA	54,999	54,000	33,511	32,506	—	—	88,510	86,506
A	200	199	16,729	16,057	—	—	16,929	16,256
BBB	—	—	7,160	6,679	—	—	7,160	6,679
BB and other	—	—	1,870	2,381	—	—	1,870	2,381
Total	$114,365	111,290	74,382	72,254	—	—	188,747	183,544
Texas securities excluding third party guarantees
AAA	$34,443	34,050	1,005	1,003	—	—	35,448	35,053
AA	69,222	66,917	33,439	32,326	—	—	102,661	99,243
A	8,901	8,617	23,460	22,500	—	—	32,361	31,117
BBB	200	199	10,385	9,866	—	—	10,585	10,065
BB and other	1,599	1,507	6,093	6,559	—	—	7,692	8,066
Total	$114,365	111,290	74,382	72,254	—	—	188,747	183,544

Louisiana securities including third party guarantees
AA	$7,046	6,851	15,661	15,078	—	—	22,707	21,929
A	5,313	5,146	6,660	6,489	—	—	11,973	11,635
BBB	—	—	376	375	—	—	376	375
BB and other	—	—	363	358	—	—	363	358
Total	$12,359	11,997	23,060	22,300	—	—	35,419	34,297
Louisiana securities excluding third party guarantees
AA	$9,598	9,296	11,743	11,385	—	—	21,341	20,681
A	2,250	2,177	7,825	7,584	—	—	10,075	9,761
BBB	—	—	1,057	1,004	—	—	1,057	1,004
BB and other	511	524	2,435	2,327	—	—	2,946	2,851
Total	$12,359	11,997	23,060	22,300	—	—	35,419	34,297

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

	June 30, 2017
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Florida securities including third party guarantees
AAA	$534	515	3,739	3,603	—	—	4,273	4,118
AA	—	—	60,569	59,307	3,801	3,838	64,370	63,145
A	—	—	13,183	12,781	12,379	11,874	25,562	24,655
BBB	—	—	—	—	—	—	—	—
BB and other	—	—	486	478	—	—	486	478
Total	$534	515	77,977	76,169	16,180	15,712	94,691	92,396

Florida securities excluding third party guarantees
AAA	$—	—	1,063	1,040	—	—	1,063	1,040
AA	534	515	43,217	42,222	3,801	3,838	47,552	46,575
A	—	—	29,366	28,659	10,849	10,348	40,215	39,007
BBB	—	—	—	—	—	—	—	—
BB and other	—	—	4,331	4,248	1,530	1,526	5,861	5,774
Total	$534	515	77,977	76,169	16,180	15,712	94,691	92,396

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state.  At June 30, 2017, total holdings of municipal securities in Louisiana represented 4.4% of all municipal holdings based upon fair value.  The Company also holds 23.4% of its municipal holdings in Texas issuers.  The Company also holds 11.7% of its municipal holdings in Florida issuers. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of June 30, 2017.

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
June 30, 2017

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

The Company recognized other-than-temporary impairments of $17,000 for the six months ended June 30, 2017 for equity securities that were in an unrealized loss position for greater than one year. The Company recognized an other-than-temporary impairment of $2.3million for the six months ended June 30, 2016.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.

Liquidity requirements of the Company are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments to provide cash flow and did not do so during the first six months of 2017.  Our investments as of June 30, 2017, consist of 73.7% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations historically have been sufficient to meet current needs.  Cash flows from operating activities were $43.4 million and $43.0 million for the six months ended June 30, 2017 and 2016, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investing activities totaled $46.5 million and $74.2 million for the six months ended June 30, 2017 and 2016, respectively. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

In 2015, we determined that a portion of the life insurance and annuity policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. As a result, we have established a liability reserve of $12.3 million, net of tax for probable liabilities and expenses associated with this tax compliance matter, which represents management’s estimate and we have disclosed an estimated range related to probable liabilities and expenses of $7.1 million to $37.7 million, net of tax. This estimate and range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of taxable benefits under non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

In May 2017, we submitted an offer under Rev Proc 2008-40 to enter into closing agreements with the IRS covering certain CICA and CNLIC domestic life insurance contracts.  A voluntary, taxpayer-initiated closing agreement under this IRS revenue procedure generally addresses situations where a taxpayer has inadvertently failed to meet the requirements of Internal Revenue Code section 7702, which defines life insurance for federal tax purposes. A voluntary closing agreement allows taxpayers to come forward to the IRS with self-identified violations or deficiencies and work with the IRS towards a mutual resolution to correct the violations or deficiencies. The consideration offered by CICA and CNLIC under the proposed closing agreements totaled approximately $124,000 and $4,000, respectively.  The consideration that will be required under the final closing agreements could be different and will depend on the IRS’s reaction to the closing agreements offer. We expect to file other offers for additional closing agreements with the IRS for the SPLIC and MGLIC life insurance businesses, the CICA international life insurance business and our annuity business early in 2018.

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

All insurance subsidiaries were above the RBC minimums at June 30, 2017.

Contractual Obligations and Off-balance Sheet Arrangements

There have been no material changes in contractual obligations from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  The Company does not have off-balance sheet arrangements at June 30, 2017.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three and six months ended June 30, 2017 and 2016. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

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

The following table summarizes net unrealized gains and losses as of the dates indicated.

	June 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	Fair Value	Net Unrealized Gains
	(In thousands)
Fixed maturities, available-for-sale	$902,939	933,697	30,758	860,473	881,668	21,195
Fixed maturities, held-to-maturity	241,644	248,716	7,072	247,004	252,545	5,541
Short-term investments	—	—	—	508	508	—
Total fixed maturities	$1,144,583	1,182,413	37,830	1,107,985	1,134,721	26,736
Total equity securities	$15,620	16,143	523	17,765	18,159	394

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 92.8% of our investment portfolio based on carrying value as of June 30, 2017.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturity investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of June 30, 2017 were within the expected range of this analysis.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond decreased to 2.31% during the six months ended June 30, 2017, from 2.45% at December 31, 2016.  Net unrealized gains on fixed maturity securities totaled $37.8 million at June 30, 2017, compared to $26.7 million at December 31, 2016.

The fixed maturity portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments classified as trading instruments.  Approximately 79.0% of fixed maturities were held in available-for-sale and 21.0% in held-to-maturity based upon fair value at June 30, 2017.  At June 30, 2017 and December 31, 2016, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 1.3% of our total investments at June 30, 2017, with 95.5% invested in diversified equity and bond mutual funds.  We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

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

During the three months ended June 30, 2017, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company is in the process of remediating the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2016.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

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

The majority of our direct premiums, approximately 71% in 2017, are from foreign countries, primarily those in Latin America and the Pacific Rim.  These sales are made through independent consultants who are located in these foreign countries. Many of these countries have a history of political instability, including regime changes, political uprisings, currency fluctuations and anti-democratic or anti-U.S. policies. There is a risk that political instability in these countries could have a material adverse effect on the ability of people living in these countries to purchase our insurance policies or our ability to sell our policies in those countries through our independent consultants or otherwise. Our Company’s future sales and financial results depend upon avoiding significant regulatory restraints on receiving insurance policy applications and premiums from, and issuing insurance policies to, residents outside of the United States.

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
June 30, 2017

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

We previously announced that we determined that a portion of the life and annuity insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. To the extent that these policies had unreported income build-up, we may be liable to the IRS for failure to withhold taxes or to notify policyholders of their obligation to pay taxes directly to the IRS. We have undertaken an analysis of our potential liability to the IRS arising from this matter, as well as other expenses we may incur to remediate (i.e., conform to the requirements of the IRS) certain previously issued domestic life insurance and annuity policies and to address any missed reporting for policies issued to non-U.S. citizens and have established a best estimate reserve of $12.3 million, net of tax as of June 30, 2017, for probable liabilities and expenses. The probability weighted range of financial estimates relative to this issue is $7.1 million to $37.7 million, net of tax. This estimated range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, the methodology applicable to the calculation of taxable benefits under non-compliant policies and the amount of time and resources we will require from external advisors who are assisting us with resolving these issues. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved is insufficient to meet the actual amount of our liabilities and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operations may be materially adversely affected.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

On May 17, 2017, we submitted an offer to enter into Closing Agreements with the IRS covering the CICA and CNLIC domestic life insurance business. The toll charges calculated and enumerated in the Closing Agreements totaled $124,000 and $4,000 for the CICA and CNLIC domestic life insurance businesses, respectively.

We expect to file Closing Agreements with the IRS for the SPLIC and MGLIC life insurance businesses in the fourth quarter of 2017 and for the CICA international business and our annuity business early in 2018.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

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

In particular, at June 30, 2017, fixed maturities represented $1.2 billion, or 92.8% of our total investments of $1.3 billion. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows resulting from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our consolidated financial statements, as a large portion of our fixed maturities are classified as available-for- sale, with changes in fair value reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. Although at June 30, 2017, approximately 97.5% of our fixed maturities were investment grade with 77.0% rated A or above, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could be downgraded (with a concurrent decrease in fair value) and, in a worst-case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

Fixed maturity and equity securities classified as available-for-sale are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from our net income.  Our total gross unrealized losses on our available-for-sale securities portfolio at June 30, 2017 were $5.5 million.  The accumulated change in estimated fair value of these securities is recognized in net income when the gain or loss is realized upon sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken.  Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

We may be required to accelerate the amortization of deferred acquisition costs and the costs of customer relationships acquired, which would increase our expenses and adversely affect our results of operations and financial condition.

At June 30, 2017, we had $166.5 million of deferred policy acquisition costs, or DAC.  DAC represents costs that vary with and are primarily related to the successful sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies.  These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.  Under U.S. GAAP, DAC is amortized to income over the lives of the underlying policies, in relation to the premium-paying period of the policies.

In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies.  This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies.  At June 30, 2017, we had $18.4 million of CCRA.  We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

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

Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition.  Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the "reporting unit" level, which is either an operating segment or a business that is one level below the operating segment.  Goodwill is impaired if its carrying value exceeds its implied fair value.  This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units.  If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition.  Goodwill in our consolidated financial statements was $17.3 million as of June 30, 2017.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

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
June 30, 2017

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
June 30, 2017

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

Our sales representatives are independent contractors who operate their own businesses. Although we believe that we have properly classified our representatives as independent contractors, there is nevertheless a risk that the IRS, a foreign agency, a court or other authority will take the different view that our sales representatives should be treated like employees. Furthermore, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact-sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status and misclassification of independent sales representatives are subject to change or interpretation.

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

Significant changes have occurred recently in our board and executive leadership, including: the retirement in 2015 of our founder, who was our initial Chairman and Chief Executive Officer; the retirement in 2016 of our founder’s son, who succeeded our founder as Chairman and Chief Executive Officer; the resignation in 2016 of a long-serving board member and Audit Committee Chairman; the appointment in 2016 of a new Chairman of the Board; the appointment in 2016 of our former Chief Legal Officer Geoffrey M. Kolander as our Chief Executive Officer; and the appointments in 2017 of a new Chief Operating Officer, a new Chief Accounting Officer, a new Chief Actuary, a new Chief Marketing Officer and four new independent directors. The effectiveness of new leaders in these roles, and further transition as a result of these changes, could have a significant impact on our results of operations, financial condition and prospects. We rely on our senior executive team comprised of Chief Executive Officer Geoffrey M. Kolander, President Kay E. Osbourn, Vice President, Chief Financial Officer and Treasurer David S. Jorgensen, Vice President and Chief Operating Officer, Terry Festervand, Vice President and Chief Accounting Officer, Jeff Conklin, Vice President and Chief Actuary, Greg Broer and Vice President and Chief Marketing Officer, Robert Maulden to develop and execute our operating and marketing plans and strategy for expanding our business.  We anticipate that their expertise will continue to be of substantial value in connection with our business and compliance strategies.  The loss of the services of any of these individuals, or the failure to effectively manage succession or fill key vacancies for an extended period of time, could have a significant adverse effect on our business and prospects.  Historically, our compensation philosophy focused primarily on cash compensation and excluded equity incentive compensation, employment agreements, change of control agreements or other compensation components that are common among similar publicly traded companies. While we recently entered into employment and change of control agreements with our top three executives, the agreements still provide only for cash compensation, and there is no assurance that these executives will complete the term of their employment agreements or that the Company will renew the agreements upon expiration. Our ability to retain and effectively incentivize our key executives and our ability to attract directors and new executive talent in the competitive insurance industry may be limited. Further, we do not carry key-man insurance policies on any of their lives.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

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
June 30, 2017

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

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, we have identified control deficiencies in our disclosure controls and financial reporting process that constitute material weaknesses and for which remediation is still in process as of June 30, 2017. If we fail to design effective controls, fail to remediate control deficiencies or fail to otherwise maintain effective internal controls over financial reporting in the future, such failures could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors to lose confidence in our financial statements, have a negative effect on the trading price of our common stock, limit our ability to obtain financing if needed or increase the cost of any financing we may obtain.  In addition, these failures may negatively impact our business, financial condition and results of operations, impair our ability to timely file our periodic reports with the SEC, subject us to litigation and regulatory scrutiny and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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
June 30, 2017

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2017

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
June 30, 2017

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

There were 49,080,114 shares of our Class A common stock issued and outstanding as of December 31, 2016.  Our executive officers and directors owned approximately 2,480,354 shares of our Class A common stock as of December 31, 2016, representing approximately 5.1% of our then outstanding Class A common stock.  Almost all of these shares have been registered for public resale and generally may be sold freely.  In the event of a sale of some or all of these shares or the perceived sale of these shares, the market price of our Class A common stock could fall substantially.

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
June 30, 2017

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
June 30, 2017

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

CITIZENS, INC.

		By:	/s/ Geoffrey M. Kolander
Geoffrey M. Kolander
Chief Executive Officer

		By:	/s/ Kay E. Osbourn
Kay E. Osbourn
President

		By:	/s/ David S. Jorgensen
David S. Jorgensen
Vice President, Chief Financial Officer and Treasurer

Date:	August 4, 2017