Form 10-Q
period 2017-09-30
CITIZENS INC
filed 2017-11-07
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
COMMISSION FILE NUMBER:  000-16509

CITIZENS, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-0755371
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2900 Esperanza Crossing, 2nd Floor
Austin, Texas	78758
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code:) (512) 837-7100

(Former name, former address and former fiscal year, if changed since last report:) 400 East Anderson Lane, Austin, TX
_______________________________________________________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of "large accelerated filer", "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 2, 2017, the Registrant had 49,080,114 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands) (Unaudited)

	September 30, 2017	December 31, 2016
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: $920,700 and $860,473 in 2017 and 2016, respectively)	$955,244	881,668
Fixed maturities held-to-maturity, at amortized cost (fair value: $244,064 and $252,545 in 2017 and 2016, respectively)	236,353	247,004
Equity securities available-for-sale, at fair value (cost: $15,479 and $17,765 in 2017 and 2016, respectively)	16,146	18,159
Mortgage loans on real estate	197	232
Policy loans	71,215	66,672
Real estate held for investment (less $1,158 and $1,083 accumulated depreciation in 2017 and 2016, respectively)	5,843	5,919
Real estate held for sale (less $1,008 accumulated depreciation in 2016)	—	1,939
Other long-term investments	37	38
Short-term investments	—	508
Total investments	1,285,035	1,222,139
Cash and cash equivalents	45,000	35,510
Accrued investment income	18,243	17,903
Reinsurance recoverable	3,917	3,862
Deferred policy acquisition costs	166,567	167,790
Cost of customer relationships acquired	18,012	19,415
Goodwill	17,255	17,255
Other intangible assets	963	966
Deferred tax asset	74,974	76,869
Property and equipment, net	8,396	7,890
Due premiums, net (less $1,399 and $1,600 allowance for doubtful accounts in 2017 and 2016, respectively)	10,905	12,852
Prepaid expenses	938	299
Other assets	1,069	918
Total assets	$1,651,274	1,583,668

(Continued)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands, except share amounts) (Unaudited)

	September 30, 2017	December 31, 2016
Liabilities and Stockholders' Equity
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,110,486	1,060,297
Annuities	72,825	69,003
Accident and health	978	1,022
Dividend accumulations	23,016	20,897
Premiums paid in advance	52,516	48,198
Policy claims payable	8,066	9,538
Other policyholders' funds	8,398	7,744
Total policy liabilities	1,276,285	1,216,699
Commissions payable	2,343	3,540
Federal income tax payable	83,802	81,270
Payable for securities in process of settlement	3,735	3,061
Other liabilities	20,888	29,998
Total liabilities	1,387,053	1,334,568
Commitments and contingencies (Note 8)
Stockholders' equity:
Class A, no par value, 100,000,000 shares authorized, 52,215,852 shares issued and outstanding in 2017 and 2016, including shares in treasury of 3,135,738 in 2017 and 2016	259,383	259,383
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2017 and 2016	3,184	3,184
Accumulated deficit	(10,171)	(16,248)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	22,836	13,792
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	264,221	249,100
Total liabilities and stockholders' equity	$1,651,274	1,583,668

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Three Months Ended September 30,
(In thousands, except per share amounts)
(Unaudited)

	2017		2016
Revenues:
Premiums:
Life insurance		$48,644		47,513
Accident and health insurance		360		385
Property insurance		1,243		1,274
Net investment income		13,828		12,320
Realized investment gains (losses), net		(404)		46
Other income		660		203
Total revenues		64,331		61,741
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		21,454		21,014
Increase in future policy benefit reserves		19,597		18,997
Policyholders' dividends		1,613		1,620
Total insurance benefits paid or provided		42,664		41,631
Commissions		10,801		10,852
Other general expenses		7,254		4,992
Capitalization of deferred policy acquisition costs		(7,756)		(7,890)
Amortization of deferred policy acquisition costs		7,623		6,908
Amortization of cost of customer relationships acquired		635		641
Total benefits and expenses		61,221		57,134
Income before federal income tax		3,110		4,607
Federal income tax expense (benefit)		(339)		1,845
Net income		3,449		2,762
Per Share Amounts:
Basic earnings per share of Class A common stock	$0.07		0.06
Basic earnings per share of Class B common stock	0.03		0.03
Diluted earnings per share of Class A common stock	0.07		0.06
Diluted earnings per share of Class B common stock	0.03		0.03
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period		3,875		(1,261)
Reclassification adjustment for gains (losses) included in net income		370		(47)
Unrealized gains (losses) on available-for-sale securities, net		4,245		(1,308)
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale securities		1,486		(458)
Other comprehensive income (loss)		2,759		(850)
Comprehensive income		$6,208		1,912

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Nine Months Ended September 30, (In thousands, except per share amounts) (Unaudited)

	2017		2016
Revenues:
Premiums:
Life insurance		$138,603		137,637
Accident and health insurance		1,033		1,170
Property insurance		3,731		3,811
Net investment income		39,640		36,051
Realized investment gains (losses), net		742		(1,776)
Other income		1,015		610
Total revenues		184,764		177,503
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		62,130		60,988
Increase in future policy benefit reserves		51,953		52,095
Policyholders' dividends		4,418		4,985
Total insurance benefits paid or provided		118,501		118,068
Commissions		30,620		31,097
Other general expenses		26,765		22,732
Capitalization of deferred policy acquisition costs		(21,540)		(22,257)
Amortization of deferred policy acquisition costs		22,640		20,418
Amortization of cost of customer relationships acquired		1,629		1,588
Total benefits and expenses		178,615		171,646
Income before federal income tax		6,149		5,857
Federal income tax expense		72		4,004
Net income		6,077		1,853
Per Share Amounts:
Basic earnings per share of Class A common stock	$0.12		0.04
Basic earnings per share of Class B common stock	0.06		0.02
Diluted earnings per share of Class A common stock	0.12		0.04
Diluted earnings per share of Class B common stock	0.06		0.02
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period		13,585		26,446
Reclassification adjustment for losses included in net income		329		1,769
Unrealized gains on available-for-sale securities, net		13,914		28,215
Income tax expense on unrealized gains on available-for-sale securities		4,870		9,875
Other comprehensive income		9,044		18,340
Comprehensive income		$15,121		20,193

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows Nine Months Ended September 30, (In thousands) (Unaudited)

	2017	2016
Cash flows from operating activities:
Net income	$6,077	1,853
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gains) losses on sale of investments and other assets	(742)	1,776
Net deferred policy acquisition costs	1,100	(1,833)
Amortization of cost of customer relationships acquired	1,629	1,588
Depreciation	763	600
Amortization of premiums and discounts on investments	12,398	10,709
Deferred federal income tax benefit	(2,975)	(6,616)
Change in:
Accrued investment income	(340)	(1,333)
Reinsurance recoverable	(55)	484
Due premiums	1,947	882
Future policy benefit reserves	51,876	51,559
Other policyholders' liabilities	5,619	3,241
Federal income tax payable	2,532	7,254
Commissions payable and other liabilities	(10,307)	(317)
Other, net	(663)	(670)
Net cash provided by operating activities	68,859	69,177
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	508	—
Maturities and calls of fixed maturities, available-for-sale	65,456	44,301
Maturities and calls of fixed maturities, held-to-maturity	7,685	9,790
Purchase of fixed maturities, available-for-sale	(135,538)	(165,539)
Purchase of fixed maturities, held-to-maturity	—	(5,507)
Sale of equity securities, available-for-sale	1,940	403
Calls of equity securities, available-for-sale	450	422
Principal payments on mortgage loans	35	357
Increase in policy loans, net	(4,543)	(4,548)
Sale of other long-term investments and real estate	3,040	1
Purchase of other long-term investments	—	(36)
Sale of property and equipment	41	59
Purchase of property and equipment	(1,223)	(978)
Maturity of short-term investments	500	250
Purchase of short-term investments	—	(522)
Net cash used in investing activities	(61,649)	(121,547)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued Nine Months Ended September 30, (In thousands) (Unaudited)

	2017	2016
Cash flows from financing activities:
Annuity deposits	$7,240	6,243
Annuity withdrawals	(4,960)	(4,438)
Net cash provided by financing activities	2,280	1,805
Net increase (decrease) in cash and cash equivalents	9,490	(50,565)
Cash and cash equivalents at beginning of year	35,510	82,827
Cash and cash equivalents at end of period	$45,000	32,262
Supplemental disclosures of operating activities:
Cash paid during the period for income taxes, net	$515	2,234

Supplemental Disclosures of Non-Cash Activities:
None.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2017
(Unaudited)

(1) Financial Statements

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA"), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Citizens National Life Insurance Company ("CNLIC"), Magnolia Guaranty Life Insurance Company ("MGLIC"), Computing Technology, Inc. ("CTI"), Insurance Investors, Inc. ("III") and CICA Life Ltd.  Citizens and its wholly-owned subsidiaries are collectively referred to as "the Company," "we," "us" or "our."

The consolidated statement of financial position as of September 30, 2017, and the consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine-month periods ended September 30, 2017 and 2016, have been prepared by the Company without audit.  In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2017 and for comparative periods have been made.  The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2016.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

CTI provides data processing systems and services, as well as furniture and equipment, to the Company.  III provided aviation transportation to the Company, until the corporate plane was sold in the third quarter of 2017. As III's sole purpose was to provide aviation transportation to the Company, we plan to dissolve III and merge it into Citizens. CICA Life Ltd. is a newly established Bermuda entity with no operations to date.

Reclassifications

Certain amounts presented in the prior year have been reclassified to conform to the current presentation. No individual amounts were material.

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
September 30, 2017
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

The FASB’s new lease accounting standard, ASU 2016-02, Leases (Topic 842), was issued on February 25, 2016. The ASU will require organizations that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets leased by the lessee, also known as lessor accounting, will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is assessing the impact of this new standard, but currently the Company does not anticipate the new standard to have a significant effect on the Company's consolidated financial statements.

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
September 30, 2017
(Unaudited)

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

In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment. An entity will no longer perform a hypothetical purchase price allocation to measure impairment, eliminating step 2 of the goodwill impairment test. Instead, impairment will be measured using the difference of the carrying amount to the fair value of the reporting unit. The ASU is effective prospectively for annual and interim periods in fiscal year beginning after December 15, 2019, but early adoption is permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company is not planning on early adoption of this ASU and has not yet quantified any potential impact of the ASU on the Company's consolidated financial statements.

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

No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a material impact on our Consolidated Financial Statements.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2017
(Unaudited)

The Company has no reportable differences between segments and consolidated operations.

	Three Months Ended
	September 30, 2017
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$38,472	11,775	—	50,247
Net investment income	10,051	3,355	422	13,828
Realized investment losses, net	(355)	(49)	—	(404)
Other income	561	—	99	660
Total revenue	48,729	15,081	521	64,331
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	15,700	5,754	—	21,454
Increase in future policy benefit reserves	18,045	1,552	—	19,597
Policyholders' dividends	1,602	11	—	1,613
Total insurance benefits paid or provided	35,347	7,317	—	42,664
Commissions	6,892	3,909	—	10,801
Other general expenses	2,200	4,025	1,029	7,254
Capitalization of deferred policy acquisition costs	(6,242)	(1,514)	—	(7,756)
Amortization of deferred policy acquisition costs	6,431	1,192	—	7,623
Amortization of cost of customer relationships acquired	118	517	—	635
Total benefits and expenses	44,746	15,446	1,029	61,221
Income (loss) before income tax expense	$3,983	(365)	(508)	3,110

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2017
(Unaudited)

	Nine Months Ended
	September 30, 2017
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$107,995	35,372	—	143,367
Net investment income	28,678	9,864	1,098	39,640
Realized investment gains (losses), net	(419)	1,161	—	742
Other income	856	2	157	1,015
Total revenue	137,110	46,399	1,255	184,764
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	45,218	16,912	—	62,130
Increase in future policy benefit reserves	47,818	4,135	—	51,953
Policyholders' dividends	4,387	31	—	4,418
Total insurance benefits paid or provided	97,423	21,078	—	118,501
Commissions	18,765	11,855	—	30,620
Other general expenses	10,399	13,182	3,184	26,765
Capitalization of deferred policy acquisition costs	(16,843)	(4,697)	—	(21,540)
Amortization of deferred policy acquisition costs	19,350	3,290	—	22,640
Amortization of cost of customer relationships acquired	434	1,195	—	1,629
Total benefits and expenses	129,528	45,903	3,184	178,615
Income (loss) before income tax expense	$7,582	496	(1,929)	6,149

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2017
(Unaudited)

	Three Months Ended
	September 30, 2016
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$37,572	11,600	—	49,172
Net investment income	8,473	3,467	380	12,320
Realized investment gains, net	—	46	—	46
Other income	166	2	35	203
Total revenue	46,211	15,115	415	61,741
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	14,980	6,034	—	21,014
Increase in future policy benefit reserves	18,009	988	—	18,997
Policyholders' dividends	1,604	16	—	1,620
Total insurance benefits paid or provided	34,593	7,038	—	41,631
Commissions	6,973	3,879	—	10,852
Other general expenses	990	3,610	392	4,992
Capitalization of deferred policy acquisition costs	(6,346)	(1,544)	—	(7,890)
Amortization of deferred policy acquisition costs	5,889	1,019	—	6,908
Amortization of cost of customer relationships acquired	119	522	—	641
Total benefits and expenses	42,218	14,524	392	57,134
Income before income tax expense	$3,993	591	23	4,607

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2017
(Unaudited)

	Nine Months Ended
	September 30, 2016
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$107,531	35,087	—	142,618
Net investment income	24,534	10,386	1,131	36,051
Realized investment losses, net	(660)	(1,116)	—	(1,776)
Other income	537	5	68	610
Total revenue	131,942	44,362	1,199	177,503
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	43,601	17,387	—	60,988
Increase in future policy benefit reserves	48,525	3,570	—	52,095
Policyholders' dividends	4,942	43	—	4,985
Total insurance benefits paid or provided	97,068	21,000	—	118,068
Commissions	19,544	11,553	—	31,097
Other general expenses	9,115	11,357	2,260	22,732
Capitalization of deferred policy acquisition costs	(17,764)	(4,493)	—	(22,257)
Amortization of deferred policy acquisition costs	17,807	2,611	—	20,418
Amortization of cost of customer relationships acquired	419	1,169	—	1,588
Total benefits and expenses	126,189	43,197	2,260	171,646
Income (loss) before income tax expense	$5,753	1,165	(1,061)	5,857

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2017
(Unaudited)

(4) Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share.

	Three Months Ended
	September 30, 2017	September 30, 2016
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$3,449	2,762
Net income allocated to Class A common stock	3,415	2,734
Net income allocated to Class B common stock	34	28
Net income	$3,449	2,762
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings per share of Class A common stock	$0.07	0.06
Basic earnings per share of Class B common stock	0.03	0.03
Diluted earnings per share of Class A common stock	0.07	0.06
Diluted earnings per share of Class B common stock	0.03	0.03

	Nine Months Ended
	September 30, 2017	September 30, 2016
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$6,077	1,853
Net income allocated to Class A common stock	$6,016	1,834
Net income allocated to Class B common stock	61	19
Net income	$6,077	1,853
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings per share of Class A common stock	$0.12	0.04
Basic earnings per share of Class B common stock	0.06	0.02
Diluted earnings per share of Class A common stock	0.12	0.04
Diluted earnings per share of Class B common stock	0.06	0.02

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2017
(Unaudited)

(5) Investments

The Company invests primarily in fixed maturity securities, which totaled 89.6% of total cash, cash equivalents and investments at September 30, 2017.

	September 30, 2017		December 31, 2016
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities	$1,191,597	89.6	$1,128,672	89.7
Equity securities	16,146	1.2	18,159	1.6
Mortgage loans	197	—	232	—
Policy loans	71,215	5.4	66,672	5.3
Real estate and other long-term investments	5,880	0.4	7,896	0.6
Short-term investments	—	—	508	—
Cash and cash equivalents	45,000	3.4	35,510	2.8
Total cash, cash equivalents and investments	$1,330,035	100.0	$1,257,649	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2017
(Unaudited)

The following tables represent the cost, gross unrealized gains and losses and fair value for fixed maturities and equity securities as of the periods indicated.

	September 30, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale:
U.S. Treasury securities	$9,878	2,124	—	12,002
U.S. Government-sponsored enterprises	3,576	943	—	4,519
States and political subdivisions	555,890	17,991	1,886	571,995
Foreign governments	103	21	—	124
Corporate	349,291	17,273	2,066	364,498
Residential mortgage-backed	1,962	146	2	2,106
Total available-for-sale securities	920,700	38,498	3,954	955,244
Held-to-maturity securities:
States and political subdivisions	215,414	8,076	632	222,858
Corporate	20,939	989	722	21,206
Total held-to-maturity securities	236,353	9,065	1,354	244,064
Total fixed maturities	$1,157,053	47,563	5,308	1,199,308

Equity securities:
Stock mutual funds	$2,867	301	—	3,168
Bond mutual funds	12,071	458	134	12,395
Common stock	22	1	—	23
Redeemable preferred stock	519	41	—	560
Total equity securities	$15,479	801	134	16,146

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2017
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
September 30, 2017
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

Other-than-temporary impairment ("OTTI") on one equity security totaling $17,000 was recognized during the nine months ended September 30, 2017 and OTTI of $2.3 million was recognized during the nine months ended September 30, 2016 related to one available-for-sale fixed maturity security and several mutual funds. No OTTI was recorded for either the three months ended September 30, 2017 or September 30, 2016.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2017
(Unaudited)

The following tables present the fair values and gross unrealized losses of fixed maturities and equity securities that have remained in a continuous unrealized loss position for the periods indicated.

	September 30, 2017
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$101,119	910	77	25,467	976	29	126,586	1,886	106
Corporate	86,326	1,287	54	5,543	779	9	91,869	2,066	63
Residential mortgage-backed	41	—	1	161	2	4	202	2	5
Total available-for-sale securities	187,486	2,197	132	31,171	1,757	42	218,657	3,954	174
Held-to-maturity securities:
States and political subdivisions	17,239	93	26	2,736	539	4	19,975	632	30
Corporate	—	—	—	2,111	722	2	2,111	722	2
Total held-to-maturity securities	17,239	93	26	4,847	1,261	6	22,086	1,354	32
Total fixed maturities	$204,725	2,290	158	36,018	3,018	48	240,743	5,308	206
Equity securities:
Bond mutual funds	$8,297	134	4	—	—	—	8,297	134	4
Common stocks	1	—	1	—	—	—	1	—	1
	$8,298	134	5	—	—	—	8,298	134	5

As of September 30, 2017, the Company had 42 available-for-sale fixed maturity securities and 6 held-to-maturity fixed maturity securities that were in an unrealized loss position for greater than 12 months. There were no equity securities in an unrealized loss position for greater than 12 months as of September 30, 2017.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2017
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

We have reviewed these securities in an unrealized loss position for the periods ended September 30, 2017 and December 31, 2016 and determined that no other-than-temporary impairment exists that have not been recognized based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases which may be maturity.  We continue to monitor all securities on an on-going basis, and future information may become available which could result in other-than-temporary impairments being recorded.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2017
(Unaudited)

The amortized cost and fair value of fixed maturity securities at September 30, 2017 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

	September 30, 2017
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$47,490	47,913
Due after one year through five years	92,764	96,733
Due after five years through ten years	117,822	125,611
Due after ten years	662,624	684,987
Total available-for-sale securities	920,700	955,244
Held-to-maturity securities:
Due in one year or less	20,245	20,446
Due after one year through five years	44,884	46,472
Due after five years through ten years	46,584	48,740
Due after ten years	124,640	128,406
Total held-to-maturity securities	236,353	244,064
Total fixed maturities	$1,157,053	1,199,308

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Fixed Maturities, Available-for-Sale				Equity Securities
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)
Proceeds	$—	—	508	—	—	—	1,940	403
Gross realized gains	$—	—	6	—	—	—	—	40
Gross realized losses	$—	—	—	—	—	—	30	36

There were no sales of available-for-sale securities for the three month period ended September 30, 2017 or 2016. There were no securities sold from the held-to-maturity portfolio for the three and nine months ended September 30, 2017 or 2016. Realized investment losses recorded for the three month period ending September 30, 2017 were due to fixed maturity call activity.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2017
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

Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker prices utilizing significant inputs not based on or corroborated by readily available market information.  There were no securities in this category at September 30, 2017.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2017
(Unaudited)

The following tables set forth our assets that are measured at fair value on a recurring basis as of the dates indicated.

	September 30, 2017
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,002	4,519	—	16,521
States and political subdivisions	—	571,995	—	571,995
Corporate	—	364,498	—	364,498
Residential mortgage-backed	—	2,106	—	2,106
Foreign governments	—	124	—	124
Total fixed maturities	12,002	943,242	—	955,244
Equity securities:
Stock mutual funds	3,168	—	—	3,168
Bond mutual funds	12,395	—	—	12,395
Common stock	23	—	—	23
Redeemable preferred stock	560	—	—	560
Total equity securities	16,146	—	—	16,146
Total financial assets	$28,148	943,242	—	971,390

	December 31, 2016
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,190	8,502	—	20,692
States and political subdivisions	—	573,274	—	573,274
Corporate	—	285,099	—	285,099
Commercial mortgage-backed	—	—	51	51
Residential mortgage-backed	—	2,426	—	2,426
Foreign governments	—	126	—	126
Total fixed maturities	12,190	869,427	51	881,668
Equity securities:
Stock mutual funds	2,946	—	—	2,946
Bond mutual funds	14,197	—	—	14,197
Common stock	25	—	—	25
Redeemable preferred stock	991	—	—	991
Total equity securities	18,159	—	—	18,159
Total financial assets	$30,349	869,427	51	899,827

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2017
(Unaudited)

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At September 30, 2017, our fixed maturity securities, valued using a third-party pricing source, totaled $943.2 million for Level 2 assets and comprised 97.1% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at September 30, 2017. For the nine months ended September 30, 2017, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

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

	September 30, 2017	December 31, 2016
	(In thousands)

Balance at beginning of period	$51	145
Total realized and unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income	—	(4)
Principal paydowns	(51)	(90)
Transfer in and (out) of Level 3	—	—
Balance at end of period	$—	51

We review the fair value hierarchy classifications each reporting period.  Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. There were no transfers in or out of Level 3.

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
September 30, 2017
(Unaudited)

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$236,353	244,064	247,004	252,545
Mortgage loans	197	229	232	269
Policy loans	71,215	71,215	66,672	66,672
Short-term investments	—	—	508	508
Cash and cash equivalents	45,000	45,000	35,510	35,510
Financial liabilities:
Annuity - investment contracts	54,470	52,711	50,952	52,173

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including a discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential properties.  Weighted average interest rates for these loans were approximately 6.56% at September 30, 2017 and 6.80% at December 31, 2016. At September 30, 2017, maturities ranged from 1 to 25 years.  Management estimated the fair value using an annual interest rate of 6.25% at September 30, 2017.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans had a weighted average annual interest rate of 7.71% as of September 30, 2017 and December 31, 2016, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximate carrying value due to their short-term nature.  Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at September 30, 2017 using discounted cash flows based upon spot rates ranging from 1.49% to 3.51% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2017
(Unaudited)

(7) Short Duration Contracts

Special Property Insurance (Allied and Fire)

The Company's short duration contracts consist of credit life and credit disability in the Life segment and property insurance in the Home Service segment. The following table presents information on changes in the liability for credit life, credit disability, and property policy and contract claims for the periods ended September 30, 2017 and September 30, 2016.

	September 30,	September 30,
	2017	2016

Policy claims payable at January 1	$543	514
Less: reinsurance recoverable	—	—
Net balance at January 1	543	514
Add claims incurred, related to:
Current year	1,435	1,642
Prior years	(11)	(110)
	1,424	1,532
Deduct claims paid, related to:
Current year	1,106	1,243
Prior years	407	269
	1,513	1,512
Net balance September 30	454	534
Plus: reinsurance recoverable	—	—
Policy claims payable, September 30	$454	534

(8) Commitments and Contingencies

Qualification of Life Products

As of December 31, 2014, we determined that a portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Section 7702 of the Internal Revenue Code ("IRC") of 1986. This tax code section allows for qualifying products sold to clients to have favorable tax treatment such as the product's inside build up is not taxable. Because these policies were sold with the intention that they would qualify for this favorable tax treatment, holders of these policies and the Company may now be subject to additional tax liabilities. The policies at issue were sold most substantially to non-U.S. citizens residing abroad and to a lesser extent domestically. Based upon a review of the options available to the Company, we have determined we will not remediate our endowments and life products under IRC 7702 we have sold to non-U.S. citizens. We do intend to remediate the domestic products we have sold to U.S. citizens. In addition, as part of our continuing review, we determined in July 2015 that certain annuity contracts do not contain qualifying language under IRC 72(s) as intended that would have provided for favorable tax treatment of the annuities. This issue affects both our domestic and international contract holders. The Company has continued to refine the understanding of the tax failures as previously reported by preparing an individual policy calculation and has reflected the related exposure for the current reporting period as noted below. Failure of these policies to qualify under IRC Sections 7702 and 72(s) has resulted in additional liabilities and expenses as described below. The products have been and continue to be appropriately reported under U.S. GAAP for financial reporting.

The failure of these policies to qualify under Sections 7702 and 72(s) results in an estimated liability as of September 30, 2017 of $10.7 million, after tax, related to projected IRS toll charges and fees reported in other general expenses of $10.4 million and reserves increases to bring policies into compliance totaling $0.3 million. The range of financial estimates relative to this issue is $5.6 million to $34.0 million, after tax. This estimated range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2017
(Unaudited)

to result from remediation of those policies. The estimated liability and the estimated range will be updated as we continue to refine our estimates. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of taxable benefits under non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved by the Company is insufficient to meet the actual amount of our liability and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operation may be materially adversely affected. Management believes that based upon current information we have recorded the best estimate liability to date.

Accruals for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The process of determining our best estimate and the estimated range was a complex undertaking including insight from external consultants and involved management’s judgment based upon a variety of factors known at the time. We recorded additional general expenses of $1.6 million in the first nine months of 2017 related to our 7702 and 72(s) issues. Additional costs will be incurred in 2017 associated with these issues. We believe these costs could be an additional $0.75 million to $1.25 million, but due to the uncertainty of actions, we cannot reasonably estimate these costs with any reliability. Actual amounts incurred may exceed this estimate and will be recorded as they become probable and can be reasonably estimated.

Unclaimed Property Contingencies

The Company was informed in 2012 by the Louisiana Department of Treasury, Arkansas Auditor of State and the Texas State Comptroller, that they authorized an audit of Citizens, Inc. and its affiliates for compliance with unclaimed property laws. This audit is being conducted by Verus Financial LLC on behalf of the states.

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

(9) Income Taxes

The effective tax rate was (10.9)% and 40.0% for the three months and 1.2% and 68.4% for the nine months ended September 30, 2017 and 2016, respectively. Additionally there were $1.0 million of tax benefit and $1.8 million tax expense related to an uncertain tax position in the nine months ended September 30, 2017 and September 30, 2016, respectively. The effective tax rate is affected by our tax compliance issues, as IRS toll charge penalties are not tax deductible and can move up or down depending on the net adjustment to our best estimate liability. In addition, we report the interest component of our uncertain tax positions in income tax expense, which can move up or down depending on the tax compliance issues as well as statute expirations. Absent the effect on our effective tax rate of our tax compliance issues, in most periods where our effective tax rate is lower than the statutory tax rate of 35%, the difference is primarily due to tax-exempt state and local bond income which reduce the effective tax rate. For the nine months ended September 30, 2017, our effective tax rate was significantly lower than the nine months ended September 30, 2016, as the Company recorded a net reduction in the overall IRS toll charge penalties and a tax benefit on the Company's uncertain tax position interest accrual compared to a net increase for these items in the nine months ended September 30, 2016.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2017
(Unaudited)

(10) Benefit Plans

The Company has an employer-sponsored 401(k) plan available to all eligible employees. This is an additional benefit offered to employees, which supplements the defined contribution profit-sharing plan.  Employees with one year of service can participate in the plan.  Contributions are made by employees and the Company provides a matching contribution based upon the employee's level of contribution. The Company's expense related to the 401(k) plan totaled $184,000 and $574,000 for the three and nine months ended September 30, 2017, respectively, and $75,000 and $367,000 for the same periods in 2016.

(11) Related Party Transactions

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions.  There were no changes related to these relationships during the nine months ended September 30, 2017.   See our Annual Report on Form 10-K for the year ended December 31, 2016 for a comprehensive discussion of related party transactions.

In the first quarter of 2017, Citizens made a $5.0 million capital contribution to CICA Life. In the third quarter of 2017, Citizens contributed $250,000 to CICA Life Ltd. to capitalize a newly formed Bermuda entity, SPLIC contributed $250,000 in capital to MGLIC, and SPLIC declared a dividend payable to CICA of $395,000 which will be paid in October of 2017.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

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

•	The outcome of our international business model review and strategic initiatives;

•	Changes in foreign and U.S. general economic, market, and political conditions, including the performance of financial markets and interest rates;

•	Changes in consumer behavior or regulatory oversight, which may affect the Company's ability to sell its products and retain business;

•	The timely development of and acceptance of new products of the Company and perceived overall value of these products and services by existing and potential customers;

•	Fluctuations in experience regarding current mortality, morbidity, persistency and interest rates relative to expected amounts used in pricing the Company's products;

•
The performance of our investment portfolio, which may be adversely affected by changes in interest rates, adverse developments and ratings of issuers whose debt securities we may hold, and other adverse macroeconomic events;

•	Results of litigation we may be involved in;

•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company's products or services;

•	Our concentration of business from persons residing in Latin America and the Pacific Rim;

•	Changes in tax laws;

•	Effects of acquisitions and restructuring, including possible difficulties in integrating and realizing the projected results of acquisitions;

•	Changes in statutory or U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), policies or practices;

•	Changes in leadership among our board and senior management team.

•	Our success at managing risks involved in the foregoing; and

•	The risk factors discussed in "Part II-Item 1A-Risk Factors" of this report.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

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

Overview

Citizens, Inc. (“Citizens” or the "Company") is an insurance holding company incorporated in Colorado serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  As of September 30, 2017, we had approximately $1.7 billion of total assets and approximately $4.5 billion of insurance in force.  Our core insurance operations include issuing and servicing:

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

We were formed in 1969 and historically, our Company has experienced growth through acquisitions in the domestic market and through organic market expansion in the international market.  We strive to generate bottom line returns using knowledge of our niche markets and our well-established distribution channels.

Recent Developments

In September of 2017, following the conclusion of an auditor selection process led by the Company's Audit Committee, the Company formally engaged Deloitte & Touche LLP to serve as its independent registered public accounting firm for the year ending December 31, 2017.

In addition, in the third quarter of 2017, the Company's Audit Committee engaged the audit firm of BDO USA, LLP to perform internal audit services for the Company and assist with management's assessment of internal controls.

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

We have made significant progress in filling vacancies and recruiting additional talented, experienced executives to our management team in 2017, including the addition of a Chief Operating Officer, a Chief Accounting Officer, a Chief Actuary and a Chief Marketing Officer. We are currently recruiting a Chief Information Officer. We are also adding talent at various levels to build expertise within the Company.

On September 12, 2017, the Company announced the appointment of David S. Jorgensen as General Manager for International Operations of CICA Life Ltd. (Bermuda). Prior to his appointment Mr. Jorgensen served as Vice President, Chief Financial Officer

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

and Treasurer of Citizens Inc. Through CICA Life Ltd., we expect to expand our international footprint and implement strategic changes to the Company's current international business model.

The following pages describe the operations of our three business segments:  Life Insurance, Home Service and Other Non-Insurance Enterprises.  Revenues derived from any single customer did not exceed 10% of consolidated revenues in any of the last three years.

Current Financial Highlights

Financial highlights for the three and nine month periods ended September 30, 2017, compared to the same periods in 2016 were:

•
Insurance premiums increased slightly for the three and nine month periods ended September 30, 2017 to $50.2 million and $143.4 million from $49.2 million and $142.6 million for the corresponding periods in 2016, an increase of 2.2% and 0.5% driven by an increase in renewal premiums in our Life segment, in addition to a slight increase in first year premiums in both our Life and Home Service segments.

•
Net investment income increased 12.2% and 10.0% for the three and nine month periods ended September 30, 2017, compared to the corresponding periods in 2016, primarily due to a growing asset base from strong cash flows from our insurance operations.  The average yield on the consolidated portfolio as of the nine months ended September 30, 2017 increased to an annualized rate of 4.31% up from 4.29% for the same period in 2016.

•
A realized gain of $1.1 million was recorded for the nine month period ended September 30, 2017 related to the sale of an office building in Little Rock, Arkansas in the first quarter of 2017. The Company recorded a small other-than-temporary impairment on a common stock in 2017. Other-than-temporary impairments were recorded for the nine month period ended September 30, 2016 totaling $2.3 million, respectively, related to mutual fund impairments in the second quarter of 2016 and one available-for-sale fixed maturity security impairment in the first quarter of 2016.

•	Claims and surrenders expense increased 2.1% and 1.9% for the three and nine month periods ended September 30, 2017, compared to corresponding periods in 2016.

•
General expenses increased 45.3% and 17.7% for the three and nine month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016, due primarily to additional audit fees related to the 2016 audit, higher legal and consulting fees and higher permanent and temporary salaries, offset by a decrease in our 7702/72(s) tax compliance best estimate liability.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

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

	Nine Months Ended September 30,
	2017			2016
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$219,592,550	3,988	$55,063	$248,234,181	4,416	$56,212
Home Service	141,400,866	20,795	6,800	137,691,263	20,847	6,605

Note:  All discussions below compare or state results for the three and nine-month periods ended September 30, 2017 compared to the three and nine-month periods ended September 30, 2016.

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

Revenues

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Revenues:
Premiums:
Life insurance	$48,644	47,513	138,603	137,637
Accident and health insurance	360	385	1,033	1,170
Property insurance	1,243	1,274	3,731	3,811
Net investment income	13,828	12,320	39,640	36,051
Realized investment gains (losses), net	(404)	46	742	(1,776)
Other income	660	203	1,015	610
Total revenues	$64,331	61,741	184,764	177,503

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

Premium Income.  Premium income derived from life, accident and health, and property insurance sales increased 2.2% and 0.5% for the three and nine month periods ended September 30, 2017 compared to the same periods ended September 30, 2016. The increase is driven primarily by an increase in renewal premiums in our Life Segment in addition to slight increases in first year premiums in both our Life and Home Service segments.

Net investment income performance is summarized as follows.

	September 30,	December 31,	September 30,
	2017	2016	2016
	(In thousands, except for %)
Net investment income, annualized	$52,853	48,560	48,068
Average invested assets, at amortized cost	1,225,187	1,133,705	1,120,356
Annualized yield on average invested assets	4.31%	4.28%	4.29%

The annualized yield has remained relatively consistent as a change in portfolio mix has somewhat mitigated the impact of reinvestment in the current low rate environment.

Investment income from debt securities accounted for approximately 88.0% of total investment income for the nine months ended September 30, 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Gross investment income:
Fixed maturity securities	$12,466	10,984	35,879	32,432
Equity securities	154	247	521	635
Mortgage loans	3	3	8	20
Policy loans	1,454	1,353	4,242	3,903
Long-term investments	—	77	66	229
Other investment income	20	40	44	70
Total investment income	14,097	12,704	40,760	37,289
Investment expenses	(269)	(384)	(1,120)	(1,238)
Net investment income	$13,828	12,320	39,640	36,051

The consolidated invested asset portfolio has increased approximately 5.1% from year end 2016 to September 30, 2017 with investments in the fixed maturity securities portfolio accounting for the most significant increase in investment income. In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase in investment income.

Realized Investment Gains (Losses), Net.  Realized losses in the three months ended September 30, 2017 were related to losses on calls of securities in the current period. A realized gain was recorded for the nine month period ended September 30, 2017 resulting from a $1.1 million gain on the sale of an office building in Little Rock, Arkansas in the first quarter of 2017. One small other-than-temporary impairment was recorded on a common stock in 2017. Other-than-temporary impairments were recorded for the nine month period ended September 30, 2016 totaling $2.3 million related to mutual fund impairments in the second quarter of 2016 and one available-for-sale fixed maturity security impairment in the first quarter of 2016. No other-than-temporary impairments were recorded for the three month period ended September 30, 2017 or 2016.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

Benefits and Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$21,454	21,014	62,130	60,988
Increase in future policy benefit reserves	19,597	18,997	51,953	52,095
Policyholders' dividends	1,613	1,620	4,418	4,985
Total insurance benefits paid or provided	42,664	41,631	118,501	118,068
Commissions	10,801	10,852	30,620	31,097
Other general expenses	7,254	4,992	26,765	22,732
Capitalization of deferred policy acquisition costs	(7,756)	(7,890)	(21,540)	(22,257)
Amortization of deferred policy acquisition costs	7,623	6,908	22,640	20,418
Amortization of cost of customer relationships acquired	635	641	1,629	1,588
Total benefits and expenses	$61,221	57,134	178,615	171,646

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Death claims	$6,128	5,795	17,441	17,775
Surrender benefits	9,448	8,488	27,933	25,432
Endowments	3,969	4,170	11,148	11,862
Matured endowments	654	1,149	1,888	2,178
Property claims	373	593	1,373	1,477
Accident and health benefits	108	158	196	327
Other policy benefits	774	661	2,151	1,937
Total claims and surrenders	$21,454	21,014	62,130	60,988

•
Death claims increased 5.7% and decreased 1.9% for the three and nine months ended September 30, 2017 compared to the same periods in 2016. Mortality experience is closely monitored by the Company and the activity is within expected levels.

•
Surrenders increased 11.3% and increased 9.8% for the three and nine months ended September 30, 2017 compared to 2016 primarily due to activity in the life insurance segment. This increased surrender activity is in the later durations after the surrender charges are reduced or for periods in which the surrender charges have concluded. This is due to a maturing book of business.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves for the three and nine months ended September 30, 2017, compared to the same period in 2016, increased for the three months ended due to a reserve adjustment recorded of approximately $400,000, before tax, related to a reserve review on our Home Service purchased block of business and decreased for the nine months ended in 2017 due to the changes in surrenders noted above, as premiums have remained relatively consistent between periods.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

Policyholders' Dividends.  Policyholders' dividends decreased related to our life segment for both the three and nine months ended September 30, 2017, as we adjusted our dividend rates for later durations in our policies beginning in 2016 and we are seeing a decrease in dividends as policies mature.

Commissions.  Commission expense is directly related to new and renewal insurance premium fluctuations and production levels. Commission expense for the three and nine months ended September 30, 2017 fluctuated directly in relation to the increase in first year and renewal premiums compared to premium levels for the three and nine months ended September 30, 2016.

Other General Expenses. Expenses increased for the three and nine months ended September 30, 2017 due primarily to additional audit fees related to the 2016 audit, higher legal and consulting fees and higher permanent and temporary salaries, somewhat offset by a decrease in our 7702/72(s) tax compliance best estimate liability.

Capitalized and Amortized Deferred Policy Acquisition Costs.  Costs capitalized include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  The decrease for the three and nine months ended September 30, 2017, compared to the same periods in 2016 was the result of a decline in first year premium production in the current period, which decreased capitalized amounts.  Commissions paid on renewal premiums are significantly lower than those paid on first year business.

Amortization for the nine months ended September 30, 2017, increased compared to the same period in 2016 due to higher surrender activity in 2017. Amortization of deferred policy acquisition costs is impacted by persistency and may fluctuate from year to year.

Federal Income Tax. The effective tax rate was (10.9)% and 40.0% for the three months and 1.2% and 68.4% for the nine months ended September 30, 2017 and 2016, respectively. Additionally there is $1.0 million of tax benefit and $1.8 million tax expense related to an uncertain tax position in the nine months ended September 30, 2017 and September 30, 2016, respectively.  Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes, as well as impacts from our tax compliance issues and uncertain tax positions.  See Note 9 - Income Taxes in the consolidated financial statements for further discussion.

Segment Operations

The Company has three reportable segments:  Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises.  These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance of its segments based on net income before income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Life Insurance	$3,983	3,993	7,582	5,753
Home Service Insurance	(365)	591	496	1,165
Other Non-Insurance Enterprises	(508)	23	(1,929)	(1,061)
Income before federal income tax	$3,110	4,607	6,149	5,857

Life Insurance

Our Life Insurance segment issues ordinary whole life insurance in the United States and in U.S. Dollar-denominated amounts to foreign residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and can utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Country
Colombia	$7,390	7,276	20,635	20,643
Venezuela	6,744	7,833	20,602	22,690
Taiwan	4,408	3,868	13,673	12,682
Ecuador	4,359	3,925	12,104	11,170
Argentina	3,216	2,542	7,772	6,932
Other Non-U.S.	11,222	10,990	29,988	30,183
Total	$37,339	36,434	104,774	104,300

We continue to report strong first year and renewal premiums in our top producing countries as noted above; however, this business is dependent on our clients having access to U.S. dollars. Our international business and premium collections could be impacted by our inability to comply with current or future foreign laws or regulations applicable to the Company or our independent consultants in the countries from which we accept applications as well as by marketing or operational changes made by the Company to comply with those laws or regulations. Our international business may also be affected by economic or other events in foreign countries in which our policies are marketed. Venezuela, for example, is continuing to experience civil unrest due to local demonstrations against crime, corruption and soaring inflation and conditions have recently worsened due to political unrest and deteriorating economic conditions. As shown above, direct premiums from Venezuela have already begun to decline, and we expect that overall premiums from Venezuela will continue to decline if the deteriorating political and economic environment continues to adversely impact our ability to make sales and collect premiums. See "Item 1A. Risk Factors" for additional information.

Domestic Sales

The majority of our inforce business in the domestic life insurance segment results from blocks of business of insurance companies that we have acquired over the past 17 years. We have aspired to serve middle income households through the sale of cash accumulation ordinary whole life insurance products, however over the past few years, new product sales have been very modest while existing policies have been running off at a greater pace, which has compressed the block of insurance in force. Beginning January 1, 2017, CICA and CNLIC ceased selling products domestically as the products failed to qualify for the favorable U.S. federal income tax treatment afforded by IRC Section 7702. The Company is developing Section 7702 compliant products and will resume sales domestically once the products receive regulatory approval.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
State
Texas	$529	538	1,501	1,639
Indiana	289	300	923	928
Florida	241	204	502	440
Missouri	87	92	306	319
Kentucky	64	92	219	284
Other States	512	533	1,528	1,394
Total	$1,722	1,759	4,979	5,004

We report premiums based upon the current residence of our policyholders and therefore the increase in premiums received from Florida are related to policyholders moving into that state and updating their state of residence. A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business.  We have ceded the majority of our accident and health insurance business to an unaffiliated insurance company under a coinsurance agreement.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

The results of operations for the life insurance segment for the periods indicated are as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
Premiums	$38,472	37,572	107,995	107,531
Net investment income	10,051	8,473	28,678	24,534
Realized investment losses, net	(355)	—	(419)	(660)
Other income	561	166	856	537
Total revenue	48,729	46,211	137,110	131,942
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	15,700	14,980	45,218	43,601
Increase in future policy benefit reserves	18,045	18,009	47,818	48,525
Policyholders' dividends	1,602	1,604	4,387	4,942
Total insurance benefits paid or provided	35,347	34,593	97,423	97,068
Commissions	6,892	6,973	18,765	19,544
Other general expenses	2,200	990	10,399	9,115
Capitalization of deferred policy acquisition costs	(6,242)	(6,346)	(16,843)	(17,764)
Amortization of deferred policy acquisition costs	6,431	5,889	19,350	17,807
Amortization of cost of customer relationships acquired	118	119	434	419
Total benefits and expenses	44,746	42,218	129,528	126,189
Income (loss) before income tax expense	$3,983	3,993	7,582	5,753

Premiums.  Premium revenues increased for the three and nine month periods ended September 30, 2017, compared to the same periods in 2016 due primarily to an increase in renewal international business. Higher renewal business is typically positive for the Company indicating strong persistency as this block of insurance ages. First year premium revenues have declined for the nine months ended September 30, 2017, primarily as a result of the decrease in applications received from Venezuela as noted previously. Sales internationally have continued to be driven by our endowment to age sixty-five and the twenty-year endowment products which have been the top performers in the last several years.

Life insurance premium breakout is detailed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Premiums:
First year	$4,800	4,785	12,815	13,544
Renewal	33,672	32,787	95,180	93,987
Total premiums	$38,472	37,572	107,995	107,531

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

Net Investment Income.  Net investment income increased primarily due to the growth in average invested assets.

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2017	2016	2016
	(In thousands, except for %)
Net investment income, annualized	$38,228	33,350	32,712
Average invested assets, at amortized cost	882,034	779,592	756,730
Annualized yield on average invested assets	4.33%	4.28%	4.32%

Realized Investment Losses, Net.  Realized investment losses recorded for the three and nine month periods ended September 30, 2017 were primarily due to fixed maturity call activity. Other-than-temporary impairments were recorded for the nine month period ended September 30, 2016 totaling $959,000 related to one available-for-sale fixed maturity impairment in the first quarter of 2016.

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Death claims	$1,755	1,407	4,576	4,666
Surrender benefits	8,611	7,587	25,721	23,049
Endowment benefits	3,963	4,168	11,129	11,852
Matured endowments	531	1,050	1,487	1,821
Accident and health benefits	70	112	167	290
Other policy benefits	770	656	2,138	1,923
Total claims and surrenders	$15,700	14,980	45,218	43,601

•
Death claims expense was unfavorable for the three months ended September 30, 2017 compared with the same period in 2016. However, the claims reported for the nine months ended September 30, 2017, were lower compared to the same period in 2016. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
Surrenders increased in the three and nine month periods ended September 30, 2017 by 13.5% and 11.6% compared to 2016. The majority of policy surrender benefits paid is attributable to our international business and is in the later durations after the surrender charges are reduced or for periods in which the surrender charges have concluded. This is due to a maturing book of business.

•
Endowment benefit expense primarily results from the election by policyholders of a product feature providing an annual guaranteed benefit.  This is a fixed benefit over the life of the contract, thus this expense will vary with new sales and persistency of the business.

•	Matured endowments decreased for the three and nine month periods ended September 30, 2017, compared to 2016, as fewer policies reached maturity in the current periods.

•	Other policy benefits resulted primarily from interest paid on premium deposits and policy benefit accumulations.

Increase in Future Policy Benefit Reserves.   The change in policy benefit reserves decreased for the nine months ended September 30, 2017 compared to the same period in 2016, while increasing in the three months ended September 30, 2017 primarily impacted by the surrender activity noted above.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

Policyholders' Dividends. Policyholders' dividends decreased for both the three and nine months ended September 30, 2017, as we adjusted our dividend rates for later durations in our policies beginning in 2016 and we are seeing a decrease in dividends as policies mature and new sales are not generating the same expense level.

Commissions.  Commission expense decreased for the three and nine months ended September 30, 2017, compared to the same period in 2016.  This expense fluctuates directly with new premium revenues and commission rates paid are higher on first year premium sales, which were down for the three and nine months ended September 30, 2017, compared to the same period in 2016.  Renewal premiums for the three and nine months, for which we pay commissions at lower rates, were up from the prior year.

Other General Expenses.  These expenses are allocated by segment, based upon an annual expense study performed by the Company. Expenses were up for the three and nine months ended September 30, 2017, compared to the same period in 2016 due primarily to additional audit fees related to the 2016 audit, higher legal and consulting fees and higher permanent and temporary salaries. This increase is offset by a decrease in our 7702/72(s) tax compliance best estimate liability of approximately $1.6 million and $3.7 million for the three and nine months ended September 30, 2017.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs fluctuate in direct relation to commissions, decreasing for the three and nine months ended September 30, 2017, based upon first year and renewal premiums and commissions paid compared to 2016.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three and nine months ended September 30, 2017 increased and was impacted by higher surrenders in this segment. As previously noted, persistency is monitored closely by the Company and was within expectations.

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
State
Louisiana	$10,774	10,673	32,160	31,991
Mississippi	591	549	1,854	1,919
Arkansas	387	399	1,299	1,192
Other States	236	193	680	635
Total	$11,988	11,814	35,993	35,737

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

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

The results of operations for the home service insurance segment for the periods indicated are as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
Premiums	$11,775	11,600	35,372	35,087
Net investment income	3,355	3,467	9,864	10,386
Realized investment gains (losses), net	(49)	46	1,161	(1,116)
Other income	—	2	2	5
Total revenue	15,081	15,115	46,399	44,362
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,754	6,034	16,912	17,387
Increase in future policy benefit reserves	1,552	988	4,135	3,570
Policyholders' dividends	11	16	31	43
Total insurance benefits paid or provided	7,317	7,038	21,078	21,000
Commissions	3,909	3,879	11,855	11,553
Other general expenses	4,025	3,610	13,182	11,357
Capitalization of deferred policy acquisition costs	(1,514)	(1,544)	(4,697)	(4,493)
Amortization of deferred policy acquisition costs	1,192	1,019	3,290	2,611
Amortization of cost of customer relationships acquired	517	522	1,195	1,169
Total benefits and expenses	15,446	14,524	45,903	43,197
Income (loss) before income tax expense	$(365)	591	496	1,165

Premiums.  Premiums were up slightly for the three and nine month periods ended September 30, 2017, compared to 2016. For the nine month period ended September 30, 2017, first year premiums were up 2.2% and renewal premiums were up 0.6%.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

Net Investment Income.  Net investment income for our home service insurance segment was as follows.

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2017	2016	2016
	(In thousands, except for %)
Net investment income, annualized	$13,149	13,705	13,848
Average invested assets, at amortized cost	289,928	294,132	302,871
Annualized yield on average invested assets	4.54%	4.66%	4.57%

Realized Investment Gains (Losses), Net.  During the three months ended September 30, 2017 net losses were recorded related to issuer calls on bond investments. A realized gain was recorded for the nine month period ended September 30, 2017 of $1.1 million related to our first quarter 2017 sale of an office building in Little Rock, Arkansas. Other-than-temporary impairments were recorded for the nine month period ended September 30, 2016 totaling $1.3 million related to one available-for-sale fixed maturity security in the first quarter and four mutual fund impairments in the second quarter of 2016.

Claims and Surrenders.  Claims and surrenders decreased for the three and nine months ended September 30, 2017, compared to the same periods in 2016, based upon reported claims compared to the prior year, but were within expected ranges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Death claims	$4,373	4,387	12,865	13,109
Surrender benefits	837	902	2,212	2,383
Endowment benefits	6	2	19	10
Matured endowments	123	99	401	357
Property claims	373	593	1,373	1,477
Accident and health benefits	38	46	29	37
Other policy benefits	4	5	13	14
Total claims and surrenders	$5,754	6,034	16,912	17,387

•
Death claims expense fluctuates based upon reported claims. We experienced a smaller number of reported claims in the three and nine months ended September 30, 2017. Mortality experience is closely monitored by the Company as a key performance indicator and amounts were within expected levels.

•	Surrender benefits decreased slightly for the three and nine months ended September 30, 2017 compared to the same period in 2016.

•	Property claims decreased for the three and nine months ended September 30, 2017 as we experienced less weather-related claims in the first nine months of 2017.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves for the three and nine months ended September 30, 2017, increased due to a reserve adjustment recorded of approximately $400,000, before tax, in the current period related to a reserve review on a purchased block of business.

Commissions.  Commission expense increased for the three and nine months ended September 30, 2017, compared to the same period in 2016, consistent with premium collections.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

Other General Expenses.  Expenses are allocated by segment based upon an annual expense study performed by the Company. The expenses increased between 2017 and 2016 due primarily to additional audit fees related to the 2016 audit.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs increased for the nine months ended September 30, 2017, as commission expense increased during the period.  DAC capitalization is directly correlated to fluctuations in new business and commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three and nine months ended September 30, 2017 increased compared to the corresponding period in 2016 and remained generally in line with this segment experienced persistency.

Other Non-Insurance Enterprises
This segment represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP. The segment loss reported for the three and nine months of 2017 and 2016 is typical since the elimination of intercompany revenue is its primary source of revenue.

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
September 30, 2017

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested cash, cash equivalents and investments.

	September 30, 2017		December 31, 2016
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Marketable debt securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$16,521	1.2	$22,695	1.8
States and political subdivisions	787,409	59.2	797,240	63.4
Corporate	385,437	29.0	306,134	24.3
Mortgage-backed (1)	2,106	0.2	2,477	0.2
Foreign governments	124	—	126	—
Total fixed maturity securities	1,191,597	89.6	1,128,672	89.7
Short-term investments	—	—	508	—
Cash and cash equivalents	45,000	3.4	35,510	2.8
Other investments:
Policy loans	71,215	5.4	66,672	5.3
Equity securities	16,146	1.2	18,159	1.5
Mortgage loans	197	—	232	—
Real estate held for investment	5,843	0.4	5,919	0.5
Real estate held for sale	—	—	1,939	0.2
Other long-term investments	37	—	38	—
Total cash, cash equivalents and investments	$1,330,035	100.0	$1,257,649	100.0
(1) Includes $1.9 million and $2.2 million of U.S. Government-sponsored enterprises at September 30, 2017 and December 31, 2016, respectively.

Cash and cash equivalents increased as of September 30, 2017 due to timing of cash inflows and investment of cash into marketable securities.

The held-to-maturity portfolio as of September 30, 2017 represented 19.8% of the total fixed maturity securities owned based upon carrying values, with the remaining 80.2% classified as available-for-sale.  Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$94,510	7.9	$88,853	7.9
AA	501,593	42.1	554,211	49.1
A	310,639	26.1	238,350	21.1
BBB	254,988	21.4	215,499	19.1
BB and other	29,867	2.5	31,759	2.8
Totals	$1,191,597	100.0	$1,128,672	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

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

The Company has no direct sovereign European debt exposure as of September 30, 2017.  We do have indirect exposure in one bond mutual fund holding, but the amount is deemed immaterial to the current investment holdings and consolidated financials.

As of September 30, 2017, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipal securities shown including third party guarantees

	September 30, 2017
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$59,502	57,439	32,771	32,196	—	—	92,273	89,635	11.6
AA	170,256	165,008	273,224	265,301	23,918	22,965	467,398	453,274	58.8
A	26,551	26,156	157,799	151,415	12,516	11,828	196,866	189,399	24.6
BBB	7,488	7,616	22,530	22,189	2,004	2,015	32,022	31,820	4.1
BB and other	3,348	3,719	2,946	3,457	—	—	6,294	7,176	0.9
Total	$267,145	259,938	489,270	474,558	38,438	36,808	794,853	771,304	100.0

Municipal securities shown excluding third party guarantees

	September 30, 2017
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$39,389	38,288	11,722	11,720	—	—	51,111	50,008	6.5
AA	144,583	140,227	223,788	217,343	16,815	15,865	385,186	373,435	48.4
A	40,552	39,205	160,060	153,553	12,976	12,266	213,588	205,024	26.6
BBB	12,292	12,246	44,042	43,153	—	—	56,334	55,399	7.2
BB and other	30,329	29,972	49,658	48,789	8,647	8,677	88,634	87,438	11.3
Total	$267,145	259,938	489,270	474,558	38,438	36,808	794,853	771,304	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as noted in the table below.

	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)
Utilities	$160,854	154,352	20.2%
Education	113,352	109,661	14.3%
General Obligations	86,947	84,627	10.9%

The Company's exposure of municipal holdings is spread across many states, with Texas and Florida as the two states with the largest municipal holdings as of September 30, 2017. The Company holds 22.8% of its municipal security holdings in Texas issuers and 11.9% in Florida issuers based on fair value. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of September 30, 2017. The tables below represent the exposure the Company holds in these two states.

	September 30, 2017
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Texas securities including third party guarantees
AAA	$57,444	55,442	15,017	14,568	—	—	72,461	70,010
AA	52,563	51,644	30,753	29,773	—	—	83,316	81,417
A	200	199	16,402	15,781	—	—	16,602	15,980
BBB	—	—	7,101	6,640	—	—	7,101	6,640
BB and other	—	—	1,577	2,097	—	—	1,577	2,097
Total	$110,207	107,285	70,850	68,859	—	—	181,057	176,144
Texas securities excluding third party guarantees
AAA	$33,529	33,084	996	994	—	—	34,525	34,078
AA	67,509	65,344	30,570	29,504	—	—	98,079	94,848
A	7,880	7,653	22,907	21,994	—	—	30,787	29,647
BBB	200	199	10,311	9,821	—	—	10,511	10,020
BB and other	1,089	1,005	6,066	6,546	—	—	7,155	7,551
Total	$110,207	107,285	70,850	68,859	—	—	181,057	176,144

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

	September 30, 2017
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Florida securities including third party guarantees
AAA	$530	513	3,704	3,586	—	—	4,234	4,099
AA	—	—	60,200	58,928	3,766	3,798	63,966	62,726
A	—	—	13,609	13,248	12,516	11,828	26,125	25,076
BBB	—	—	—	—	—	—	—	—
BB and other	—	—	483	477	—	—	483	477
Total	$530	513	77,996	76,239	16,282	15,626	94,808	92,378

Florida securities excluding third party guarantees
AAA	$—	—	1,057	1,037	—	—	1,057	1,037
AA	530	513	43,434	42,498	3,766	3,799	47,730	46,810
A	—	—	27,284	26,765	10,991	10,302	38,275	37,067
BBB	—	—	1,831	1,705	—	—	1,831	1,705
BB and other	—	—	4,390	4,234	1,525	1,525	5,915	5,759
Total	$530	513	77,996	76,239	16,282	15,626	94,808	92,378

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state.  At September 30, 2017, total holdings of municipal securities in Louisiana represented 4.4% of all municipal holdings based upon fair value.

	September 30, 2017
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value		Amortized Cost
	(In thousands)
Louisiana securities including third party guarantees
AAA	$—	—	—	—	—	—	—		—
AA	7,040	6,809	15,575	15,044	—	—	22,615		21,853
A	5,310	5,145	6,623	6,471	—	—	11,933		11,616
BBB	—	—	376	375	—	—	376		375
BB and other	—	—	362	358	—	—	362		358
Total	$12,350	11,954	22,936	22,248	—	—	35,286		34,202
Louisiana securities excluding third party guarantees
AAA	$—	—	—	—	—	—	—	—	—
AA	9,597	9,256	11,688	11,352	—	—	21,285		20,608
A	2,242	2,174	7,774	7,567	—	—	10,016		9,741
BBB	—	—	1,048	1,004	—	—	1,048		1,004
BB and other	511	524	2,426	2,325	—	—	2,937		2,849
Total	$12,350	11,954	22,936	22,248	—	—	35,286		34,202

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

The Company recognized other-than-temporary impairments of $17,000 for the nine months ended September 30, 2017 for one equity security that was in an unrealized loss position for greater than one year. The Company recognized an other-than-temporary impairment of $2.3 million for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.

Liquidity requirements of the Company are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments to provide cash flow and did not do so during the first nine months of 2017.  Our investments as of September 30, 2017, consist of 74.3% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations historically have been sufficient to meet current needs.  Cash flows from operating activities were $68.9 million and $69.2 million for the nine months ended September 30, 2017 and 2016, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investing activities totaled $61.6 million and $121.5 million for the nine months ended September 30, 2017 and 2016, respectively. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

In 2015, we determined that a portion of the life insurance and annuity policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. As of September 30, 2017, we have established a liability reserve of $10.7 million, net of tax, for probable liabilities and expenses associated with this tax compliance matter, which represents management’s estimate and we have disclosed an estimated range related to probable liabilities and expenses of $5.6 million to $34.0 million, net of tax. This estimate and range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of taxable benefits under non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses.

In May 2017, we submitted an offer under Rev Proc 2008-40 to enter into closing agreements with the IRS covering certain CICA and CNLIC domestic life insurance contracts.  A voluntary, taxpayer-initiated closing agreement under this IRS revenue procedure generally addresses situations where a taxpayer has inadvertently failed to meet the requirements of Internal Revenue Code section 7702, which defines life insurance for federal tax purposes. A voluntary closing agreement allows taxpayers to come forward to the IRS with self-identified violations or deficiencies and work with the IRS towards a mutual resolution to correct the violations or deficiencies. The consideration offered by CICA and CNLIC under the proposed closing agreements totaled approximately $124,000 and $4,000, respectively.  The consideration that will be required under the final closing agreements could be different

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

and will depend on how the IRS responds to the closing agreements offer. We expect to file other offers for additional closing agreements with the IRS for the SPLIC and MGLIC life insurance businesses, the CICA international life insurance business and our annuity business in 2018.

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

All insurance subsidiaries were above the RBC minimums at September 30, 2017.

Contractual Obligations and Off-balance Sheet Arrangements

There have been no material changes in contractual obligations from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  The Company does not have off-balance sheet arrangements at September 30, 2017.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

In the first quarter of 2017, Citizens made a $5.0 million capital contribution to CICA Life. In the third quarter of 2017, Citizens contributed $250,000 to CICA Life Ltd. to capitalize a newly formed Bermuda entity, SPLIC contributed $250,000 in capital to MGLIC, and SPLIC declared a dividend payable to CICA of $395,000 which will be paid in October of 2017.

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2017 and 2016. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

Operations in our Annual Report on Form 10-K for the year ended December 31, 2016 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

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

The following table summarizes net unrealized gains and losses as of the dates indicated.

	September 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	Net Unrealized Gains	Amortized Cost	Fair Value	Net Unrealized Gains
	(In thousands)
Fixed maturities, available-for-sale	$920,700	955,244	34,544	860,473	881,668	21,195
Fixed maturities, held-to-maturity	236,353	244,064	7,711	247,004	252,545	5,541
Total fixed maturities	$1,157,053	1,199,308	42,255	1,107,477	1,134,213	26,736
Total equity securities	$15,479	16,146	667	17,765	18,159	394

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 92.7% of our investment portfolio based on carrying value as of September 30, 2017.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturity investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of September 30, 2017 were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond decreased to 2.33% during the nine months ended September 30, 2017, from 2.45% at December 31, 2016.  Net unrealized gains on fixed maturity securities totaled $42.3 million at September 30, 2017, compared to $26.7 million at December 31, 2016.

The fixed maturity portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

There are no fixed maturities or other investments classified as trading instruments.  Approximately 79.6% of fixed maturities were held in available-for-sale and 20.4% in held-to-maturity based upon fair value at September 30, 2017.  At September 30, 2017 and December 31, 2016, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 1.3% of our total investments at September 30, 2017, with 96.4% invested in diversified equity and bond mutual funds.  We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Our management, including our principal executive officer and principal financial officer, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2017. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting that were reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”), which remain unremediated as of September 30, 2017.

In the 2016 Annual Report, management concluded, based on its evaluation at the time, that our disclosure controls and procedures were ineffective due to the existence of the material weaknesses in internal control over financial reporting as of December 31, 2016. For the quarters ended March 31, 2017 and June 30, 2017, however, management concluded that its disclosure controls and procedures were effective, notwithstanding the material weaknesses, due to the breadth of the Company’s controls and their overall effectiveness in accumulating and communicating information required to be disclosed in the Company’s Exchange Act reports, including its proxy statement and current reports on Form 8-K. In connection with its most recent evaluation, however, management re-evaluated those conclusions and concluded that, in light of the unremediated material weaknesses disclosed in the 2016 Annual Report, our disclosure controls and procedures as of March 31, 2017 and June 30, 2017, as reported in our Quarterly Reports on Form 10-Q for the quarters then ended, were not effective as of those dates.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended September 30, 2017, there were no changes in the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

STATUS OF REMEDIATION OF MATERIAL WEAKNESSES

While we have made meaningful progress on strengthening our internal controls relative to the previously identified material weaknesses, material weaknesses continue to exist. Management, with oversight from our principal executive officer and principal financial officer, has identified and initiated actions that, once fully implemented and operating for a sufficient period of time, are designed to remediate the material weaknesses. identified in the Company’s 2016 Annual Report. Specifically, the Company has begun to execute the following actions to remediate the Company’s material weaknesses relating to ineffective data validation in connection with spreadsheet and system generated reports, ineffective management review controls and inadequate staff competency and expertise on complex tax and actuarial matters:

•
Hired experienced executives in key management roles to strengthen the Company's expertise in and execution of its actuarial, accounting and operation functions, including a Chief Actuary, Chief Accounting Officer, and Director of Audit Quality Control and refocused personnel to strengthen management review controls over third party provided data,

•
Formed an internal control task force consisting of our Chief Financial Officer, Chief Operating Officer, and Director of Audit Quality Control to actively direct, manage and implement our control improvements and material weakness remediation plans,

•
Enhanced our internal control program and remediation efforts by co-sourcing our internal audit function to BDO USA LLP (“BDO”), an experienced, nationally recognized audit firm. Specifically BDO continues to assist the internal control task force in improving the enterprise risk assessment, control documentation, assessing and testing controls, and to develop and deliver company-wide internal control training to deepen our employees’ understanding of their role in relation to our overall control environment.

•	Replaced our third-party tax professionals with experienced tax team from Ernst & Young, LLP to improve our tax reporting process; and

•	Added an information technology (“IT”) executive who will focus on enhancing our general IT controls and required remediation or control improvements.

We continue to monitor and enhance our control environment and will make further changes as appropriate. We believe the remediation steps outlined above have improved and will continue to improve the effectiveness of our internal control over financial reporting. We will test the ongoing operating effectiveness of all new controls subsequent to implementation and consider the material weaknesses remediated after the applicable remedial controls operate effectively for a sufficient period of time.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On or about March 16, 2017, Juan Gamboa filed a putative class action lawsuit against the Company and five of its current and former directors and executive officers in the United States District Court, Western District of Texas. The lawsuit alleges the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and/or misleading statements, as well as failing to disclose material adverse facts about the Company’s business, operations and prospects.  The complaint seeks an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company’s common stock between March 11, 2015 and March 8, 2017, inclusive.  The Company believes that the lawsuit is without merit, and it intends to vigorously defend against all claims asserted.  At this time, the Company is unable to reasonably determine the outcome of this litigation.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

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

The majority of our direct premiums, approximately 72% in 2017, are from foreign countries, primarily those in Latin America and the Pacific Rim.  These sales are made through independent consultants who are located in these foreign countries. Many of these countries have a history of political instability, including regime changes, political uprisings, currency fluctuations and anti-democratic or anti-U.S. policies. There is a risk that political instability in these countries could have a material adverse effect on the ability of people living in these countries to purchase our insurance policies or our ability to sell our policies in those countries through our independent consultants or otherwise. Our Company’s future sales and financial results depend upon avoiding significant regulatory restraints on receiving insurance policy applications and premiums from, and issuing insurance policies to, residents outside of the United States.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

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

We previously announced that we determined that a portion of the life and annuity insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. To the extent that these policies had unreported income build-up, we may be liable to the IRS for failure to withhold taxes or to notify policyholders of their obligation to pay taxes directly to the IRS. We have undertaken an analysis of our potential liability to the IRS arising from this matter, as well as other expenses we may incur to remediate (i.e., conform to the requirements of the IRS) certain previously issued domestic life insurance and annuity policies and to address any missed reporting for policies issued to non-U.S. citizens and have established a best estimate reserve of $10.7 million, net of tax as of September 30, 2017, for probable liabilities and expenses. The probability weighted range of financial estimates relative to this issue is $5.6 million to $34.0 million, net of tax. This estimated range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, the methodology applicable to the calculation of taxable benefits under non-compliant policies and the amount of time and resources we will require from external advisors who are assisting us with resolving these issues. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved is insufficient to meet the actual amount of our liabilities and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operations may be materially adversely affected.

On May 17, 2017, we submitted an offer to enter into Closing Agreements with the IRS covering the CICA and CNLIC domestic life insurance business. The toll charges calculated and enumerated in the Closing Agreements totaled $124,000 and $4,000 for the CICA and CNLIC domestic life insurance businesses, respectively.

We expect to file Closing Agreements with the IRS for the SPLIC and MGLIC life insurance business and for the CICA international business and our annuity business in 2018.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

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

In particular, at September 30, 2017, fixed maturities represented $1.2 billion, or 92.7% of our total investments of $1.3 billion. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows resulting from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our consolidated financial statements, as a large portion of our fixed maturities are classified as available-for- sale, with changes in fair value reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. Although at September 30, 2017, approximately 97.5% of our fixed maturities were investment grade with 76.1% rated A or above, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could be downgraded (with a concurrent decrease in fair value) and, in a worst-case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

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

Fixed maturity and equity securities classified as available-for-sale are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from our net income.  Our total gross unrealized losses on our available-for-sale securities portfolio at September 30, 2017 were $4.1 million.  The accumulated change in estimated fair value of these securities is recognized in net income when the gain or loss is realized upon sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken.  Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

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

At September 30, 2017, we had $166.6 million of deferred policy acquisition costs, or DAC.  DAC represents costs that vary with and are primarily related to the successful sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies.  These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.  Under U.S. GAAP, DAC is amortized to income over the lives of the underlying policies, in relation to the premium-paying period of the policies.

In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies.  This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies.  At September 30, 2017, we had $18.0 million of CCRA.  We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

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
September 30, 2017

We may be required to recognize an impairment on the value of our goodwill, which would increase our expenses and materially adversely affect our results of operations and financial condition.

Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition.  Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the "reporting unit" level, which is either an operating segment or a business that is one level below the operating segment.  Goodwill is impaired if its carrying value exceeds its implied fair value.  This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units.  If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition.  Goodwill in our consolidated financial statements was $17.3 million as of September 30, 2017.

Due to changes in certain accounting standards issued by the Financial Accounting Standards Board (“FASB”) which become effective for the first fiscal year beginning after December 15, 2019 (subject to early adoption), all or a portion of the 4.6 million in goodwill value of our Home Services segment may become impaired. The impairment methodology within the FASB Accounting Standards Codification ("ASC") Topic 350, Intangibles-Goodwill and Other ("ASC 350") follows a quantitative two step process. In the first step of the goodwill impairment test, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment.

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

In 2016, the Company's Home Service Segment failed the first step and thus the second impairment step had to be performed. The Company's Home Service Segment passed step two, so the goodwill value for the Home Service Segment was not impaired.

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

As discussed in Note 1 - "Correction of Immaterial Errors and Reclassification of Certain Amounts to the Consolidated Financial Statements" to our December 31, 2016 consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, the Company is in the process of converting its actuarial valuation from a third party service provider to an actuarial valuation modeling software system purchased from a vendor. In connection with our ongoing actuarial valuation conversion, certain legacy system errors were discovered.

As part of this conversion, the Company could identify additional differences that will be evaluated for financial reporting purposes. The conversion to the new system is expected to be completed in 2018.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

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
September 30, 2017

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

Significant changes have occurred recently in our board and executive leadership, including: the retirement in 2015 of our founder, who was our initial Chairman and Chief Executive Officer; the retirement in 2016 of our founder’s son, who succeeded our founder as Chairman and Chief Executive Officer; the resignation in 2016 of a long-serving board member and Audit Committee Chairman; the appointment in 2016 of a new Chairman of the Board; the appointment in 2016 of our former Chief Legal Officer Geoffrey M. Kolander as our Chief Executive Officer; and the appointments in 2017 of a new Chief Financial Officer, Chief Operating Officer, Chief Accounting Officer, Chief Actuary, and Chief Marketing Officer, along with four new independent directors. The effectiveness of new leaders in these roles, and further transition as a result of these changes, could have a significant impact on our results of operations, financial condition and prospects. We rely on our senior executive team comprised of Chief Executive Officer and President Geoffrey M. Kolander, Executive Vice President, Chief Financial Officer and Chief Investments Officer Kay Osbourn, Vice President and Chief Operating Officer, Terry Festervand, Vice President and Chief Accounting Officer, Jeff Conklin, Vice President and Chief Actuary, Greg Broer and Vice President and Chief Marketing Officer, Robert Mauldin to develop and execute our operating and marketing plans and strategy for expanding our business.  We anticipate that their expertise will continue to be of substantial value in connection with our business and compliance strategies.  The loss of the services of any of

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

these individuals, or the failure to effectively manage succession or fill key vacancies for an extended period of time, could have a significant adverse effect on our business and prospects.  While we have entered into employment and change of control agreements with our top two executives, there is no assurance that these executives will complete the term of their employment agreements or that the Company will renew the agreements upon expiration. Our ability to retain and effectively incentivize our key executives and our ability to attract directors and new executive talent in the competitive insurance industry may be limited. Further, we do not carry key-man insurance policies on any of their lives.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

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

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, we have identified control deficiencies in our disclosure controls and financial reporting process that constitute material weaknesses and for which remediation is still in process as of September 30, 2017. If we fail to design effective controls, fail to remediate control deficiencies or fail to otherwise maintain effective internal controls over financial reporting in the future, such failures could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors to lose confidence in our financial statements, have a negative effect on the trading price of our common stock, limit our ability to obtain financing if needed or increase the cost of any financing we may obtain.  In addition, these failures may negatively impact our business, financial condition and results of operations, impair our ability to timely file our periodic reports with the SEC, subject us to litigation and regulatory scrutiny and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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
September 30, 2017

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
September 30, 2017

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

Control of our Company, through the ownership of our Class B Common Stock, has transferred from our founder to a 501(c)(3) charitable foundation established by our founder, and we cannot determine whether any change in our management, operations, or operating strategies will occur as a result of this ownership change.

Harold E. Riley, our founder, was the beneficial owner of 100% of our Class B common stock, which was held in the name of the Harold E. Riley Trust ("Trust"), of which he had served as Trustee until his death in September 2017.  Our Class A and Class B common stock are identical in all respects, except the Class B common stock elects a simple majority of the Board and receives one-half of any cash dividends paid, on a per share basis, to the Class A shares.  The Class A common stock elects the remainder of the Board.  The Trust documents provided that upon Mr. Riley's death, the Class B common stock was transferred from the Trust to the Harold E. Riley Foundation, a charitable organization established under 501(c)(3) of the Internal Revenue Code (the "Foundation"). Therefore, the Foundation controls our Company.   The Foundation is organized as a public support charity for the benefit of its charitable beneficiaries, Baylor University and Southwestern Baptist Theological Seminary. The Foundation is governed by 11 trustees, five of which were appointed by its sole member, Harold Riley, three of which were appointed by Baylor University and three of which were appointed by Southwestern Baptist Theological Seminary. The trustees appointed by Harold Riley include himself, Dottie Riley and Rick Riley. It is unclear what, if any, change will occur to our board, management, or corporate operating strategies as a result of different ownership of our Class B common stock. A transfer of our Class B common stock from the Trust also may trigger certain “change in control” provisions in the employment agreements of our top two executives. Under each employment agreement, a “change in control" includes, among other things (1) the transfer of at least a majority of the Company’s Class B Common Stock from the Harold E. Riley Trust to an individual other than Harold E. Riley, an entity not beneficially owned by Harold E. Riley or a trust not controlled by Harold E. Riley and (2) the exercise of a power of attorney granted by Harold E. Riley over the Company’s Class B Common Stock. Upon a termination by Citizens without cause or the executive’s voluntary termination with Good Reason, in each case other than within the ninety (90) day period prior to the consummation of a change in control or within one (1) year following a change in control, each executive is entitled to certain cash payments and benefits.

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
September 30, 2017

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

The following provisions in our articles of incorporation and bylaws make it difficult for our Class A shareholders to replace or remove our directors and have other anti-takeover effects that may delay, deter or prevent a takeover attempt:

•	holders of shares of our Class B common stock elect a simple majority of our board of directors, and all of these shares are owned by the Harold E. Riley Foundation; and

•	our board of directors may issue one or more series of preferred stock without the approval of our shareholders.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2017

Item 6. EXHIBITS

Exhibit Number	The following exhibits are filed herewith:

3.1	Restated and Amended Articles of Incorporation (a)

3.2	Amended and Restated Bylaws dated March 1, 2013 (b)

10.1	Termination Agreement, dated as of September 12, 2017, by and between Citizens, Inc. and David S. Jorgensen (c)

11	Statement re: Computation of per share earnings (see financial statements)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
__________________
* Filed herewith.
(a) Filed on March 15, 2004 with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.
(b) Filed on June 10, 2016 with the Registrants' Current Report on Form 8-K as Exhibit 3.2 and incorporated herein by reference.
(c) Filed on September 13, 2017 as Exhibit 10.1 with the Registrant's Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Geoffrey M. Kolander
Geoffrey M. Kolander
President and Chief Executive Officer

		By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer,
and Chief Investment Officer

Date:	November 7, 2017