Form 10-Q/A
period 2017-03-31
CITIZENS INC
filed 2017-11-13
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q/A
Amendment No. 1
___________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  _____ to _____
Commission File Number:  000-16509

CITIZENS, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-0755371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2900 Esperanza Crossing, Austin, Tx	78758
(Address of principal executive offices)	(Zip Code)

(512) 837-7100
(Registrant's telephone number, including area code)

400 East Anderson Lane, Austin, Tx 78752
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

THIS PAGE INTENTIONALLY LEFT BLANK

EXPLANATORY NOTE

Citizens, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the three months ended March 31, 2017, which was originally filed on May 9, 2017 (the “Original Filing”), to amend and restate Item 4 of Part I, “Controls and Procedures.” In the Original Filing, management concluded, based on its evaluation at the time, that the Company’s disclosure controls and procedures were effective, due to the breadth of the Company’s controls and their overall effectiveness in accumulating and communicating information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During its most recent evaluation of disclosure controls, however, management re-evaluated those conclusions and concluded that, in light of the unremediated material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company’s disclosure controls and procedures as of March 31, 2017 were not effective.

In accordance with Rule 12b-15 under the Exchange Act, this Amendment also amends Part II, Item 6 of the Original Filing to include currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Amendment does not amend or otherwise update any other information in the Original Filing. This Amendment is not intended to, nor does it, reflect events occurring after the Original Filing, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above. Information not affected by this Amendment remains unchanged. This Amendment should be read in conjunction with any documents incorporated by reference herein and the Company's other SEC filings subsequent to the Original Filing

			Page Number
Part I.	Financial Information

	Item 4.	Controls and Procedures	2

Part II.	Other Information

	Item 6.	Exhibits	2

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2017

PART I.  FINANCIAL INFORMATION

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

Our management, including our principal executive officer and principal financial officer, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2017. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting that were reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”), which remain unremediated as of March 31, 2017.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended March 31, 2017, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company is in the process of remediating the material weaknesses identified in our 2016 Annual Report.

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

CITIZENS, INC.

		By:	/s/ Geoffrey M. Kolander
Geoffrey M. Kolander
President and Chief Executive Officer

		By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer,
and Chief Investment Officer

Date:	November 13, 2017

3