Form 10-Q/A
period 2017-06-30
CITIZENS INC
filed 2017-11-13
CIK 24090

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

THIS PAGE INTENTIONALLY LEFT BLANK

EXPLANATORY NOTE

Citizens, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the three months ended June 30, 2017, which was originally filed on August 4, 2017 (the “Original Filing”), to amend and restate Item 4 of Part I, “Controls and Procedures.” In the Original Filing, management concluded, based on its evaluation at the time, that the Company’s disclosure controls and procedures were effective, due to the breadth of the Company’s controls and their overall effectiveness in accumulating and communicating information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During its most recent evaluation of disclosure controls, however, management re-evaluated those conclusions and concluded that, in light of the unremediated material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company’s disclosure controls and procedures as of June 30, 2017 were not effective.

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
June 30, 2017

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

Our management, including our principal executive officer and principal financial officer, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2017. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting that were reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”), which remain unremediated as of June 30, 2017.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended June 30, 2017, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company is in the process of remediating the material weaknesses identified in our 2016Annual Report.

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