Form 10-K
period 2017-12-31
CITIZENS INC
filed 2018-03-29
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
Commission File Number:  000-16509
CITIZENS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Colorado	84-0755371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2900 Esperanza Crossing, Austin, TX	78758
(Address of principal executive offices)	(Zip Code)
(512) 837-7100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock	New York Stock Exchange
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K). ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☒ No
As of June 30, 2017, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $340,350,072.
Number of shares of common stock outstanding as of March 5, 2018.
Class A:  49,080,114
Class B:    1,001,714

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report incorporates by reference certain portions of the definitive proxy materials to be delivered to stockholders in connection with the 2018 Annual Meeting of Shareholders.

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

•
Potential changes in amounts reserved for in connection with the noncompliance of a portion of our insurance policies with Sections 7702 under the Internal Revenue Code, the failure of certain annuity contracts to qualify under Section 72(s) of the Internal Revenue Code and the anticipated timing of finalization of our proposed closing agreements with the IRS to address these matters;

•
The anticipated transition of our international business to a new Bermuda-based entity, the adoption of our international business to regulatory oversight by the Bermuda Monetary Authority and potential shifts in policyholder behavior arising from these changes;

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1.   BUSINESS

Overview

Citizens, Inc. (“Citizens” or the "Company") is an insurance holding company incorporated in Colorado serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  We had approximately $1.6 billion of assets at December 31, 2017 and approximately $4.5 billion of insurance in force.  Our core insurance operations include:

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

During the last five years, our business, revenues and assets have continued to grow, driven primarily by continued new and renewal sales and increased investment income. From 2013 through 2017, revenues rose 18% from $213.6 million in 2013 to $252.6 million in 2017.  During that same period, our assets grew 36%, from $1.2 billion to $1.6 billion.  Our net income declined 822%, from net income of $5.3 million in 2013 to a net loss of $38.1 million. 2017 is impacted as a result of the newly enacted Tax Cuts and Jobs Act signed into law on December 22, 2017 (the “New Tax Act”), resulting in re-measurement of deferred tax balances that decreased income in the current year by $35.7 million. In addition, we recorded a goodwill impairment of $4.6 million in 2017 and we recorded higher auditing, consulting and legal costs. See Item 6.  "Selected Financial Data" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.

Recent Board of Directors and Officer Changes

On February 1, 2017, the Company announced the appointment of Terry Festervand, as Chief Operating Officer. Ms. Festervand joins Citizens with over 18 years of insurance experience at American International Group, Inc. (“AIG”) in various capacities. During the last five years, she served at AIG Life and Retirement, first as Senior Vice President and Treasurer and later as Senior Vice President, Accounting Operations. Earlier in her career at AIG she was the Director of Global Sarbanes Oxley (“SOX”) Compliance (AIG Corporate, New York) and led the development and implementation of a SOX compliance program throughout AIG’s worldwide operations. Ms. Festervand brings Citizens’ team expertise in coordinating publicly traded company responsibilities with insurance operations, having been an Executive Vice President, Chief Financial Officer at AIG (Advisor Group, Atlanta).

On February 22, 2017, the Company announced the appointment of Gerald W. Shields to fill the open seat on our Board of Directors ("the Board") vacated by former Chairman and Chief Executive Officer Rick D. Riley. Mr. Shields joins the Board with over 37 years of technology experience, including significant life insurance experience as the Senior Vice President and Chief Information Officer of AFLAC, Inc., a leading provider of supplemental insurance. During the last five years, Mr. Shields has served as Director of the IT practice at RE Nolan, a management-consulting firm that caters to the insurance, health care, technology, and banking industries. He also currently serves as the Chief Information Officer of FirstCare Health Plans, a provider of comprehensive health care services to health maintenance organization ("HMO") subscribers that also owns Southwest Life & Health Insurance Company which offers the FirstCare PPO and life insurance products. Mr. Shields brings to the Board expertise in technology, cybersecurity and insurance operating systems, having significant experience directing these areas throughout his career.

On February 27, 2017, the Company announced the appointment of Frank Keating as a director. Governor Keating is a partner at the law firm of Holland & Knight, LLP. Governor Keating has held significant leadership positions in both the public and private sectors. In addition to serving as Governor of Oklahoma, his career included serving as CEO of the American Bankers Association and prior to that President and CEO of the American Council of Life Insurers, the trade association for the life insurance and retirement security industry. He also has served as Assistant Secretary of the Treasury and Associate Attorney General under President Ronald Reagan. He was later General Counsel and Acting Deputy Secretary for the Department of Housing and Urban Development ("HUD") under President George H.W. Bush. During his tenure at the Treasury Department and HUD, he worked

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

on significant issues affecting the banking, insurance and the financial services industries. His law enforcement career included serving as the U.S. Attorney for the Northern District of Oklahoma and as a Federal Bureau of Investigation ("FBI") agent.

On May 15, 2017, the Company announced it added a new C-level officer role to its executive team by creating a Chief Accounting Officer position at the Company and hiring Jeff Conklin, for the role. Mr. Conklin was most recently Vice President of Special Projects at American International Group, Inc. (“AIG”), Life & Retirement, Houston, and prior to that Director and then Vice President of Financial Reporting at AIG. His career at AIG spanned 13 years. Mr. Conklin joins Citizens with over 25 years of life insurance and financial reporting experience, having worked at Zurich Life and Jackson National Life prior to joining AIG. In addition to financial reporting, Mr. Conklin brings Citizens expertise in budgeting, financial analysis and implementing strategic accounting initiatives.

On June 9, 2017, the Company announced the addition of Christopher (“Chris”) W. Claus and J.D. (“Chip”) Davis, Jr. to its Board of Directors.

Mr. Claus, had a 20 year career as an executive at USAA of San Antonio, Texas. From 2013 - 2014, Mr. Claus served as Executive Vice President of USAA’s Enterprise Advice Group. Prior to that, Mr. Claus served as President of USAA’s Financial Advice and Solutions Group from 2007 to 2013. From 2001 to 2006, Mr. Claus served as President of USAA’s Insurance Management Company. Mr. Claus serves on Citizens’ Executive Committee. He also concurrently serves as Lead Director and on the Audit Committee of TrueCar (NASDAQ:TRUE), a digital automotive marketplace.

Mr. Davis, had a 40-year insurance career with National Farm Life Insurance Company (“NFLIC”) of Ft. Worth, Texas. During his career, Mr. Davis served as President, CEO and Chairman of NFLIC’s board of directors. Mr. Davis serves on Citizens’ Compensation Committee and Executive Committee.

On June 19, 2017, the Company hired Greg Broer as Vice President and Chief Actuary. Mr. Broer joins us from AIG, where he served in multiple roles over 23 years. Greg is a Fellow of the Society of Actuaries, Member of the American Academy of Actuaries, Certified Public Accountant, and Chartered Financial Analyst.

On July 16, 2017, the Company hired Robert Mauldin as Chief Marketing Officer.  Mr. Mauldin is responsible for managing all aspects of marketing, distribution, customer analytics and innovation.  Prior to joining Citizens, Mr. Mauldin served over 20 years in marketing with Bank of America, most recently as Senior Vice President of Product Management for the insurance division, where his work was focused on innovation and business transformation.  In other roles, Mr. Mauldin served as Operations Leader for USI Inc.’s life insurance division and management roles with the American Bankers Association and American International Group.

On September 12, 2017, the Company announced the appointment of David S. Jorgensen as General Manager for International Operations of our subsidiary, CICA Life, Ltd. (Bermuda). Mr. Jorgensen has more than 30 years of experience in the life insurance industry, particularly in oversight of international insurance operations in his most recent role as Chief Financial Officer and Treasurer of Citizens. Prior to joining the Company, Mr. Jorgensen was SVP and Controller of AIG’s Life and Retirement Division, which included the additional role of Chief Financial Officer of AIG Life of Bermuda from 2014 to 2015, where he gained experience in Bermuda Solvency Capital Requirements (“BSCR”), corporate governance, risk assessment and risk management under the BSCR. In his new role, he will be responsible for leading CICA Life, Ltd. operations, expanding the Company’s international footprint globally and implementing strategic changes to the Company’s current international business model.

Mr. Jorgensen was succeeded at the Chief Financial Officer ("CFO") position by Kay E. Osbourn, who serves as Citizens’ Executive Vice President, Chief Financial Officer and Chief Investment Officer. Ms. Osbourn was most recently the Company’s President. Since joining the Company in 2008, Ms. Osbourn has served in a number of management roles including Vice President, Internal Audit, Treasurer, Chief Financial Officer, President and Interim Chief Executive Officer. Ms. Osbourn has extensive experience in the insurance industry and with the Company.

Geoffrey M. Kolander, Citizens’ current Chief Executive Officer, succeeded Ms. Osbourn as President and now serves in both the role of President and Chief Executive Officer ("CEO") of Citizens, Inc.

On October 23, 2017, the Company hired Darin Moore as Interim Chief Information Officer ("CIO"). Mr. Moore comes to Citizens with 30 years of technology experience, including life insurance experience at Chubb Life America, Union Central Life, and AFLAC, Inc.  During the last six years, he has served in interim leadership positions at various health insurance companies including interim CIO for Anthem’s Government Programs Division, supporting all of Anthem’s Medicaid, Medicare, and Federal Employee

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Program business.  Mr. Moore also served as Vice President of Consulting for Clearwater Compliance, a company focused on HIPAA compliance and cybersecurity.  Mr. Moore brings Citizens’ expertise in technology, high volume call center operations, claims payment operations, cybersecurity, project leadership, and software implementation, having extensive experience directing these areas throughout his career.

On January 22, 2018, the Company announced its intention to pursue Board diversity. It further announced that Steve Shelton, age 62, independent director and member of the Nominating and Corporate Governance Committee, notified the Company of his intention not to stand for re-election as a director at the completion of his current one-year term, which will expire at the Company’s 2018 Annual Meeting of Shareholders. Mr. Shelton will continue to serve on the Company’s Board of Directors and the Nominating and Corporate Governance Committee until that time.

On February 12, 2018, the Company hired Jim Eliasberg as Vice President, Chief Legal Officer and Corporate Secretary. After graduating from the University of Chicago Law School in 1984, Jim has practiced in the business, transactional and corporate areas, dividing his career between private and in-house practice. Jim has extensive general counsel experience, having served in that role with Taco Cabana, WSNet and, most recently, with Golfsmith.

Strategic Initiatives

In 2015, we began a process to evaluate the expansion of our international footprint and initiated a strategic analysis of our current international business model. As a result of these strategic initiatives, on May 22, 2017, we incorporated CICA Life Ltd. in Bermuda, as a direct and wholly-owned subsidiary of the Company. On February 23, 2018, CICA Life Ltd. received its Class E, long term insurance license from the Bermuda Monetary Authority (“BMA”) and we capitalized the entity. Bermuda was chosen for its strong regulatory environment and suitability with the Company's priorities to protect our customers. We expect to operate our international business from this entity beginning in 2018 related to current and new business.

The Company's Board of Directors and new executive management team are continuing their assessment of the Company's domestic and international business models and business strategies with the assistance and support of external consultants and advisors.  Specifically, our evaluation of the Company's international business model is ongoing under the leadership of our new Chief Marketing Officer and CEO.  We are focused on (1) new products and our profitability in both the domestic and international markets of our Life Segment as well as our Homes Service Segment; (2) a potential restructuring of our international business and operations; (3) a strategic modernization and upgrade from our legacy technology systems and IT operations with a focus on digitization, our future business needs and cyber risk; (4) effectively operating our international life insurance business offshore in Bermuda through CICA Life, Ltd. (Bermuda); and (5) investment portfolio strategy assessment.

A prolonged low interest rate period has required us to reduce the benefits and dividends included under many policies offered internationally.  In many cases, our policies provided significantly higher guarantees and dividends than the financial markets might otherwise offer.  As such, the Company reduced discretionary dividends on existing international policies in 2016. In 2017, the Company created new repriced products sold internationally to better reflect the prolonged low interest rate environment that we face.

The Company reviews its investment strategies routinely to monitor the rate of return.  By combining more conservative interest rate features in our insurance policies with a more diversified investment strategy to improve returns on our investment portfolio, we intend to grow bottom line returns to shareholders.  There is risk that these changes will result in lower demand for new policies, or that the financial markets will make our investment strategy more difficult. Despite the risks, the Company believes that such strategies are in the best interest of our shareholders.

The following pages describe the operations of our two business segments:  Life Insurance and Home Service Insurance. CICA Life Insurance Company of America ("CICA"), Citizens National Life Insurance Company ("CNLIC"), constitute the Life segment and Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Magnolia Guaranty Life Insurance Company ("MGLIC"), comprise the Home Service segment. Revenues derived from any single customer did not exceed 10% of consolidated revenues in any of the last three years. For more information about the financial performance of our business segments, see “Note 8 - Segment and Other Operating Information” of the notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Life Insurance

Our Life Insurance segment has historically marketed and issued ordinary whole life insurance in the United States and in U.S. dollar-denominated amounts to foreign residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and can utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations.  Additionally, endowment contracts are issued by the Company, which are principally accumulation contracts that incorporate an element of life insurance protection.  For the majority of our business, we retain the first $100,000 of risk on any one life, reinsuring the remainder of the risk.  We operate this segment through our subsidiaries:  CICA Life Insurance Company of America ("CICA") and Citizens National Life Insurance Company ("CNLIC").

International Sales

We focus our sales of U.S. dollar-denominated ordinary whole life insurance and endowment policies to residents in Latin America and the Pacific Rim.  As of December 31, 2017, we had insurance policies in force in more than 30 countries, including Colombia, Venezuela, Taiwan, Ecuador and Brazil as our top producing countries. Venezuela one of our top markets, has experienced significant economic and social turmoil recently that has negatively impacted our business in that region. New sales premiums decreased 48.6% from 2016 to 2017. However, renewals by existing policyholders in Venezuela were impacted less significantly with renewal premiums only declining 2.7% from 2016 to 2017. The country's ongoing economic struggles also have resulted in considerable population migration. The migrating population includes many current and prospective customers in our target market demographic profile and we do not anticipate these trends improving in the near term.

In 2017, international direct premiums comprised approximately 95% of total direct premiums in the life segment and 73% of our total direct premiums, and exceeded 10% of our premiums for each of the last three years. We have participated in the foreign marketplace since 1975. We believe positive attributes of our international insurance business include:

•	larger face amount policies typically issued when compared to our U.S. operations, which results in lower administrative costs per unit of coverage;

•
premiums typically paid annually rather than monthly or quarterly, which limits our administrative expenses, accelerates cash flow and results in lower policy lapse rates than premiums with more frequently scheduled payments; and

•	persistency experience and mortality rates that are comparable to our U.S. policies.

We have implemented several policies and procedures to limit the risks of asset and premium loss relating to our international business.  Approvals for policy issuance are made in our Austin, Texas office and policies are issued and delivered to the independent consultants, who deliver the policies to the insureds.  We have no offices, employees or assets outside of the United States other than the initial capital contribution of CICA Life Ltd. in Bermuda.  Insurance policy applications and premium payments are submitted by the independent consultants or customers to us, and we review the applications in our home offices in Austin, Texas.  Premiums are paid in U.S. dollars by check, wire or credit card.  The policies we issue contain limitations on benefits for certain causes of death, such as homicide in certain high risk international countries.  We have also developed disciplined underwriting criteria, which include medical reviews of applicants as well as background and reference checks.  In addition, we have a claims policy that requires investigation of substantially all death claims.  Furthermore, we perform background reviews and reference checks of prospective independent marketing firms and consultants.

Our independent marketing firms and consultants specialize in marketing life insurance products and generally have several years of insurance marketing experience.  We maintain contracts with the independent marketing firms pursuant to which they provide recruitment, training and supervision of their managers and associates in the service and placement of our products. However, all associates of these firms also contract directly with us as independent contractors and receive their compensation directly from us.  Accordingly, should an arrangement between any independent marketing firm and us be terminated for any reason, we expect that we would seek to continue the existing marketing arrangements with the associates of these firms.  Our agreements with independent marketing firms and consultants typically provide that they are independent contractors responsible for their own operational expenses and are the representative of the prospective insured.  In addition, the marketing firms guarantee any debts of their associates to us.  The marketing firms receive commissions on all new and renewal policies serviced or placed by them or their associates.  All of these contracts provide that the independent marketing firms and consultants are aware of and responsible for compliance with local laws.

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

Our international products have living benefit features.  Every policy contains guaranteed cash values and is participating (i.e., provides for cash dividends as apportioned by the board of directors).  Once a policyowner pays the annual premium and the policy is issued, the owner becomes entitled to policy cash dividends as well as annual premium benefits, if the annual premium benefit was elected.  According to the policy language, the policyowner has several options with regard to the policy dividends and annual premium benefits. Any annual policy cash dividend may, at the option of the policyowner and provided the value of a dividend is not encumbered by a policy loan, be applied under one of the following options: (1) paid in cash to the policy owner; (2) credited toward payment of premiums on the policy; (3) left with the Company to accumulate at a defined interest rate; (4) applied to increase the amount of insurance benefit by purchase of paid-up additions to the policy; or (5) be assigned to a third party. If the policy is encumbered by a loan, only option 3 will apply to secure the outstanding loan. Similarly, all annual premium benefits credited to the policy may at the option of the policyowner, and provided the policy is not encumbered by a policy loan, be applied under one of the following options: (1) paid in cash to the policy owner; (2) credited toward payment of premiums on the policy; (3) left with the Company to accumulate at an annually company declared interest rate; or (4) be assigned to a third party. Likewise, if the policy is encumbered by a loan, only option (3) will apply to secure the outstanding loan. Under the “assigned to a third party” provision, the Company has historically allowed policyowners, only after receiving a copy of the Citizens, Inc. Stock Investment Plan (the “CISIP”) prospectus and acknowledging their understanding of the risks of investing in Citizens stock, the right to assign policy values outside of the policy to the CISIP, which is administered in the United States by Computershare, our plan administrator and transfer agent. The CISIP is a direct stock purchase plan available to our policyowners, our shareholders, our employees, our independent consultants, and other potential investors through the Computershare website. The Company has registered the shares of Class A common stock issuable to participants under the CISIP on a registration statement under the Securities Act of 1933, as amended (the "Securities Act") that is on file with the Securities and Exchange Commission. Computershare administers the CISIP in accordance with the terms and conditions of the CISIP, which is available on the Computershare website and as part of the Company’s registration statement on file with the Securities and Exchange Commission.

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

Because premiums on our international policies are paid in U.S. dollars, and we pay claims and benefits in U.S. dollars, we provide a product that is different from the products offered by foreign-domiciled companies.  We believe our international policies are usually acquired by individuals in the upper middle class in their respective countries and those with significant net worth and earnings that place them in the upper income brackets of their respective countries.  The policies sold by our foreign competitors are generally offered broadly and are priced using the mortality of the entire population of the geographic region.  Our mortality charges are typically lower due to our customer demographics, which provides a competitive advantage.  Additionally, the assets backing the reserves for our foreign competitors' policies must be substantially invested in their respective countries and, therefore, are exposed to the inflationary risks and social or economic crises that have been more common in these foreign countries.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Domestic Sales

In 2017, domestic direct premiums comprised approximately 5% of total direct premiums in the life segment and 3% of our total direct premiums. The majority of our domestic inforce business results from blocks of business of insurance companies we have acquired over the past 19 years.  We discontinued new sales of our non-home service domestic products beginning January 1, 2017. These sales represented approximately 1% of total new business in 2016 for the life segment and is considered immaterial to our business. Under the direction of our new CMO, we are reviewing our domestic strategy.

Domestic Life Insurance Products

Our domestic life insurance products have historically focused primarily on living needs and provided benefits focused toward accumulating financial benefits for the policyowner.  The features of our domestic life insurance products include:

•	cash accumulation/living benefits;

•	tax-deferred interest earnings;

•	guaranteed lifetime income options;

•	monthly income for surviving family members;

•	accidental death benefit coverage options; and

•	an option to waive premium payments in the event of disability.

Our life insurance products have historically been designed to address the insured's concern about outliving his or her monthly income, while at the same time providing death benefits.  The primary purpose of our product portfolio is to help the insured create capital for needs such as retirement income, children's higher education funds, business opportunities, emergencies and health care needs.

Domestic Home Service Insurance

Our domestic Home Service segment operates through our subsidiaries Security Plan Life Insurance Company ("SPLIC"), Magnolia Guaranty Life Insurance Company ("MGLIC") and Security Plan Fire Insurance Company ("SPFIC"), and focuses on the life insurance needs of the middle and lower income markets, primarily in Louisiana, Mississippi and Arkansas.  Our policies are sold and serviced through a home service marketing distribution system of approximately 307 employee-agents who work on a route system and through over 350 funeral homes and independent agents to sell policies, collect premiums and service policyholders.  To a lesser extent, our Home Service segment sells limited liability, named peril property policies covering dwelling and contents. In 2017, our Home Service segment comprised 24%, or $47.8 million of our total direct premiums.

Home Service Products and Competition

Our home service insurance products consist primarily of small face amount ordinary whole life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs.  The average life insurance policy face amount issued was approximately $6,800 in 2017. Due to the lower risk associated with small face amount polices, the underwriting performed on these applications is limited.  Our property coverages are limited to $30,000 maximum coverage on any one dwelling and contents, while content-only coverage and dwelling-only coverage is limited to $20,000. We face competition in Louisiana, Mississippi and Arkansas from other companies specializing in home service distribution of insurance.  We seek to compete based upon our emphasis on personal service to our customers.  We intend to continue premium growth within this segment via direct sales and acquisitions.

Other Non-Insurance Operations

Other Non-insurance Operations includes Computing Technology, Inc., which provides data processing services to the Company, and Insurance Investors, Inc., which provided aviation transportation to the Company until the company-owned airplane was sold during 2017.  This operating unit includes the results of Citizens, Inc., the parent Company.

Operations and Technology

Our administrative operations principally serve our life insurance segment and are conducted primarily at our executive offices in Austin, Texas through approximately 136 administrative, operating and underwriting personnel.  Our Home Service operations are conducted to a large degree from our district offices in Louisiana, Arkansas and Mississippi, as well as our service center in

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Donaldsonville, Louisiana. At our executive offices, we also perform policy design, marketing oversight, underwriting, accounting and reporting, actuarial, customer service, claims processing, administrative and investing activities.

We have a single integrated information technology system for our entire Company, which is a centrally-controlled, mainframe-based administrative system.  Functions of our policy administrative system include policy set up, administration, billing and collections, commission calculation, valuation, automated data edits, storage backup, image management and other related functions.  Each company we acquire is ultimately converted onto our administrative system.  This system has been in place for more than 30 years and has been updated on an ongoing basis as technology has evolved.

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

Enterprise Risk Management

The Company has an enterprise risk management function (“ERM”) that analyzes the Company’s risks on an individual and aggregated basis and is responsible for ensuring that the Company’s risks remain within its risk appetite and tolerances as determined by management with oversight from the Audit Committee. The Company's focus on ERM strengthens its risk management culture and discipline. The mission of ERM is to support the Company in achieving its strategic priorities by:

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

Enterprise Risk Management Structure and Governance

Effective risk oversight is an important priority for the Company’s Board of Directors and senior management team. While it is the job of the CEO and senior management to assess and manage the Company’s risk exposure through ERM, in accordance with NYSE requirements, the Audit Committee of the Board of Directors is charged with discussing guidelines and policies to govern the process by which ERM is handled. The Audit Committee periodically discusses the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures.

The five broad categories of risk exposures assessed and managed by senior management include, but are not limited to:

•	Strategic risk, including international business risks;

•	Insurance risk, including those arising out of catastrophes and acts of terrorism;

•	Financial risk, including market, credit and liquidity risks;

•	Operational risk, including cybersecurity risk and legal and regulatory compliance risks; and

•	Any other risk that poses a material threat to the operational and/or strategic viability of the Company.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Regulation

Our U.S. insurance operations are subject to a wide variety of laws and regulations.  State insurance laws establish supervisory agencies with broad regulatory authority to regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of each state in which they are licensed.  In addition, U.S. laws, such as the USA Patriot Act of 2001, the Foreign Corrupt Practices Act (“FCPA”), the Gramm-Leach-Bliley Act of 1999, the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act ("the Dodd-Frank Act") and the Tax Cuts and Jobs Act, are examples of U.S. regulations that affect our business.  We are subject to comprehensive regulations under the USA Patriot Act and the Bank Secrecy Act with respect to money laundering, as well as federal regulations regarding privacy and confidentiality.  Our insurance products and thus our businesses also are affected by U.S. federal, state and local tax laws.  The Dodd-Frank Act focuses on financial reform and has resulted in changes to the regulation of institutions operating in the financial services industry, including the Company.  Its requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance (also known as surplus lines insurance, which is property or casualty insurance written by a company that is not licensed to sell policies of insurance in a given state) and establishing a new Federal Insurance Office ("FIO") within the U.S. Department of the Treasury with powers over all lines of insurance except health insurance, certain long-term care insurance and crop insurance. The FIO is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters and preempt state insurance measures under certain circumstances. However, the FIO’s limited monitoring abilities posed minimal risk to the insurance industry and the Dodd-Frank Act has had no significant impact on our business, results of operations, liquidity and capital resources. The rulemaking process going forward may change with the current presidential administration.

The purpose of the laws and regulations that affect our insurance business is primarily to protect our insureds and not our stockholders.  Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations.  In addition, insurance regulatory authorities (including state law enforcement agencies and attorneys general) periodically make inquiries and regularly conduct examinations regarding compliance by us and our subsidiaries with insurance, and other laws and regulations regarding the conduct of our insurance businesses.  It is our practice to fully and consistently cooperate with such inquiries and examinations and take corrective action when warranted.

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

All U.S. jurisdictions in which our U.S. insurance subsidiaries conduct insurance business have enacted legislation that requires each U.S. insurance company in a holding company system, except captive insurance companies, to register with the insurance regulatory authority of its jurisdiction of domicile and to furnish that regulatory authority with financial and other information concerning the operations of, and the interrelationships and transactions among, companies within its holding company system that may materially affect the operations, management or financial condition of the insurers within the system.  These laws and regulations also regulate transactions between insurance companies and their parents and affiliates.  Generally, these laws and regulations require that all transactions within a holding company system between an insurer and its affiliates be fair and reasonable and that the insurer's statutory capital and surplus following any transaction with an affiliate be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  For certain types of agreements and transactions between an insurer and its affiliates, these laws and regulations require prior notification to, and non-disapproval or approval by, the insurance regulatory authority of the insurer's jurisdiction of domicile.

Generally, all foreign countries in which we offer insurance products require a license or other authority to conduct insurance business in that country. Some of these countries also require that local regulatory authorities approve the terms of any insurance product sold to residents of that country. We have never qualified to do business in any foreign country and have never submitted our insurance policies issued to residents of foreign countries for approval by any foreign or domestic insurance regulatory agency. We sell our policies to residents of foreign countries using foreign independent marketing firms and independent consultants, and we rely on our independent consultants to comply with laws applicable to them in marketing our insurance products in their

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

respective countries. We have undertaken a comprehensive compliance review of risks associated with the potential application of foreign laws to our sales of insurance policies in foreign countries. The application of foreign laws to our sales of insurance policies in foreign countries varies by country. There is a lack of uniform regulation, lack of clarity in certain regulations and lack of legal precedent in addressing circumstances similar to ours. Our compliance review has confirmed the previously disclosed risks related to foreign insurance laws associated with our current business model, at least in certain jurisdictions, as described in detail in “Item 1A - Risk Factors - Risks Relating to our Business.” We are exploring alternatives to our current business model in one or more jurisdictions, including withdrawing from particular markets. We cannot assure you that any of these laws, regulations, or application of them by foreign regulatory authorities, or any change in our business model, will not have a material adverse effect on our ability to market our products through our independent marketing consultants and, in turn, on our results of operations and financial condition.

The payment of dividends or other distributions to us by our insurance subsidiaries is regulated by the insurance laws and regulations of their respective state or country of domicile.  The laws and regulations of some of these jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain regulatory approval before it may do so.  In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by our insurance subsidiaries to us (such as a payment under a tax sharing agreement or for employee or other services) if they determine such payment could be adverse to policyholders or insurance contract holders of the subsidiary.

The laws and regulations of the jurisdictions in which our U.S. insurance subsidiaries are domiciled require that a controlling party obtain the approval of the insurance commissioner of the insurance company's jurisdiction of domicile prior to acquiring control of the insurer and may delay, deter or prevent a transaction our shareholders might consider desirable.

Risk-based capital ("RBC") requirements are imposed on life and property and casualty insurance companies.  The NAIC has established minimum capital requirements in the form of RBC.  RBC requirements weight the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves.  Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions would be required by the affected company, including submitting a capital plan to the Department of Insurance in the insurance company's state of domicile.

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

Risks Relating to Our Business

The majority of our sales derive from residents of foreign countries and is subject to risks associated with political instability, currency control laws and foreign insurance laws. A significant loss of sales in these foreign markets could have a material adverse effect on our results of operations and financial condition.

The majority of our direct premiums, approximately 73% in 2017, are from foreign countries, primarily those in Latin America and the Pacific Rim.  These sales are made through independent consultants who are located in these foreign countries. Many of these countries have a history of political instability, including regime changes, political uprisings, currency fluctuations and anti-democratic or anti-U.S. policies. There is a risk that political instability in these countries could have a material adverse effect on the ability of people living in these countries to purchase our insurance policies or our ability to sell our policies in those countries through our independent consultants or otherwise. Our Company’s future sales and financial results depend upon avoiding significant regulatory restraints on receiving insurance policy applications and premiums from, and issuing insurance policies to, residents outside of the United States.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

We have undertaken a comprehensive compliance review of risks associated with the potential application of foreign laws to our sales of insurance policies in foreign countries. The application of foreign laws to our sales of insurance policies in foreign countries varies by country. There is a lack of uniform regulation, lack of clarity in certain regulations and lack of legal precedent addressing circumstances similar to ours. Our compliance review has confirmed the previously disclosed risks related to foreign insurance laws associated with our current business model, at least in certain foreign countries. There are risks that a foreign government could determine under its existing laws that its residents may not purchase life insurance from us unless we become qualified to do business in that country or unless our policies purchased by its residents receive prior approval from its insurance regulators. There also is a risk that foreign regulators may become more aggressive in enforcing any perceived violations of their laws and seek to impose monetary fines, criminal penalties, and/or order us to cease our sales in that jurisdiction. There is no assurance that, if a foreign country were to deem our sales of policies in that country to require that we qualify to do business in that country or submit our policies for approval by that country’s regulatory authorities, we would be able to, or would conclude that it is advisable to, comply with those requirements.  Any determination by a foreign country that we or our policy sales are subject to regulation under their laws, or any actions by a foreign country to enforce such laws more aggressively, could therefore have a material adverse effect on our ability to sell policies in that country and, in turn, on our results of operations and financial condition. We are exploring alternatives to our current business model in one or more jurisdictions, including withdrawing from particular markets.

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

We previously announced that we determined that a portion of the life and annuity insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. We may be liable to the IRS for failure to withhold taxes or to tax report on IRS information returns and payee statements. We have undertaken an analysis of our potential liability to the IRS arising from this matter, as well as other expenses we may incur to remediate (i.e., conform to the requirements of the IRS) certain previously issued domestic life insurance and annuity policies and to address any missed reporting and withholding for policies issued to non-U.S. citizens and have established a best estimate reserve of $12.3 million, net of tax as of December 31, 2017 for probable liabilities and expenses. The probability weighted range of financial estimates relative to this issue is $5.9 million to $48.2 million, net of tax. This estimated range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, the methodology applicable to the calculation of toll charges for non-compliant policies and the amount of time and resources we will require from external advisors who are assisting us with resolving these issues. Given the range of potential outcomes and the

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved is insufficient to meet the actual amount of our liabilities and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operations may be materially adversely affected.

On May 17, 2017, we submitted an offer to enter into Closing Agreements with the IRS covering the CICA and CNLIC domestic life insurance business. The toll charges calculated and enumerated in the Closing Agreements totaled $124,000 and $4,000 for the CICA and CNLIC domestic life insurance businesses, respectively.

We expect to submit offers to enter into Closing Agreements with the IRS for the SPLIC and MGLIC life insurance business and for the CICA international business and our annuity business in 2018.

The new CICA Life Ltd. (Bermuda) will be subject to extensive government regulation by the Bermuda Monetary Authority (“BMA”), which is a new regulatory regime for the Company. Regulation by the BMA, is subject to change and may increase our costs of doing business, restrict the conduct of our business and negatively impact our results of operations, liquidity and financial condition.

For over 40 years, the Company’s life insurance subsidiaries have been regulated in the U.S. by the state insurance departments of their states of domicile. In 2018, CICA Life Ltd. will be subject to extensive regulation and supervision by the BMA in jurisdictions where we do business, including global insurance regulations, tax, financial services, privacy, anti-money laundering, bank secrecy, anti-corruption and foreign asset control laws. Bermuda insurance company regulation is generally designed to protect the interests of policyholders, with substantially lesser protections to shareholders of the regulated insurance companies.   To that end, the BMA has broad powers to regulate business activities of CICA Life Ltd, mandate capital and surplus requirements, regulate trade and claims practices and require strong enterprise risk management and corporate governance activities. The Company has no prior experience operating in a foreign jurisdiction and limited experience with regulation by the BMA.

We face financial, liquidity and capital market risks in our operations.

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

We face potential liquidity risks if policyholders with mature policies elect to receive lump sum distributions at greater levels than anticipated. Our whole life and endowment products provide the policyholder with alternatives once the policy matures. The policyholder can choose to take a lump sum payout or leave the money on deposit at interest with the Company. The Company has a significant amount of endowment products representing approximately 45.9% of total inforce with older contracts sold historically that will begin reaching their maturities over the next several years and policyholder election behavior is not known. If policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell securities at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholder were to leave the money on deposit with the Company at interest, our profitability could be negatively impacted if the product guaranteed rate is higher than the current market rate we can earn on our investments.

A large portion of our debt security investment portfolio will mature in the next seven years and could be called sooner as we were subject to significant call activity beginning in 2009 due to the declining interest rate environment and we reinvested into shorter durations that are now approaching maturity. We will need to reinvest these maturing funds in the current interest rate environment. Our profitability could be negatively impacted depending on the market rates at the time of reinvestment. This could result in a decrease in our spread between our policy liability crediting rates and our investment earned rates. This could also negatively impact our liquidity.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

If interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured, prepaid, been sold, or called at lower yields, reducing our investment margin.  Our fixed income bond portfolio is exposed to interest rate risk as approximately 55% of the portfolio is callable.  Lowering our interest crediting rates can help offset decreases in investment margins on some of our products.  However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates, and may not match the timing or magnitude of changes in asset yields.

An increase in interest rates will decrease the net unrealized gain position of our investment portfolio and may subject us to disintermediation risk. Disintermediation risk is the risk that in a change from a low interest rate period to a significantly higher and increasing interest rate period, policyholders may surrender their policies or make early withdrawals in order to increase their returns, requiring us to liquidate investments in an unrealized loss position (i.e. the market value less the carrying value of the investments). This risk is discussed further in the two risk factors below.

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

In particular, at December 31, 2017, fixed maturities represented $1,208.6 million or 92.5% of our total investments of $1,306.1 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows resulting from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our consolidated financial statements, as a large portion of our fixed maturities are classified as available-for- sale, with changes in fair value reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. Although at December 31, 2017, approximately 97.2% of our fixed maturities were investment grade with 75.2% rated A or above, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could be downgraded (with a concurrent decrease in fair value) and, in a worst-case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net income.

Fixed maturity and equity securities classified as available-for-sale are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from our net income.  Our total gross unrealized losses on our available-for-sale securities portfolio at December 31, 2017 were $3.1 million.  The accumulated change in estimated fair value of these securities is recognized in net income when the gain or loss is realized upon sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken.  Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

Our actual claims losses may exceed our reserves for claims, and we may be required to establish additional reserves, which in turn may adversely impact our results of operations and financial condition.

We maintain reserves to cover our estimated exposure for claims relating to our issued insurance policies.  Reserves, whether calculated under U.S. GAAP or statutory accounting practices prescribed by various state insurance regulators, do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections, of what we expect claims will be based on mortality assumptions that are determined by various regulatory authorities.  Many reserve assumptions are not directly quantifiable, particularly on a prospective basis.  In addition, when we acquire other domestic life insurance companies, our assessment of the adequacy of acquired policy liabilities is subject to our estimates and assumptions.  Reserve estimates are refined as experience develops, and adjustments to reserves are reflected in our statements of operations for the period in which such estimates are updated.  Because establishing reserves is an inherently uncertain process involving estimates of future losses, future developments may require us to increase policy benefit reserves, which may have a material adverse effect on our results of operations and financial condition in the periods in which such increases occur.

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

At December 31, 2017, we had $167.1 million of deferred policy acquisition costs, or DAC.  DAC represents costs that vary with and are directly related to the successful sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies.  These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.  Under U.S. GAAP for our type of insurance products, DAC is amortized over the premium-paying period of the policies.

In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies.  This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies.  At December 31, 2017, we had $17.5 million of CCRA.  We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

The amortization of DAC and CCRA is subject to acceleration and generally depends upon anticipated profits from investments, surrender and other policy charges, mortality, morbidity, persistency and maintenance expense margins.  For example, if our insurance policy lapse and surrender rates were to exceed the assumptions upon which we priced our insurance policies, or if actual persistency proves to be less than our persistency assumptions, especially in the early years of a policy, we might be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy.  We regularly review the quality of our DAC and CCRA to determine if they are recoverable from future income.  If these costs are not recoverable, the amount that is not recoverable is charged to expenses in the financial period in which we make this determination.

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

Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition.  Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the "reporting unit" level, which is either an operating segment or a business that is one level below the operating

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

segment.  Goodwill is impaired if its carrying value exceeds its implied fair value.  This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units.  If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition.  In 2017, we recognized a goodwill impairment of $4.6 million on our Home Service Segment. Goodwill in our consolidated financial statements was $12.6 million as of December 31, 2017.

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

The Company is in the process of converting its actuarial valuation from a third party service provider to an actuarial valuation modeling software system purchased from a vendor. In connection with our ongoing actuarial valuation conversion, certain legacy system immaterial errors were discovered in both 2017 and 2016. As we complete this validation and conversion, we could identify additional differences that will be evaluated for financial reporting purposes. The conversion to the new system is expected to be completed in 2018.

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

From time to time we are, and have been, subject to a variety of legal and regulatory actions and investigations relating to our business operations, including, but not limited to:

•	disputes over insurance coverage or claims adjudication;

•	regulatory compliance with state laws, including insurance and securities regulations;

•	regulatory compliance with U.S. federal securities laws, tax, anti-money laundering, bank secrecy, anti-bribery, anti-corruption and foreign asset control laws, among others;

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

As noted above, and as disclosed in prior periods, the legal and regulatory actions facing the Company include those relating to compliance with U.S. federal securities laws. Specifically, the Company has been the subject of an investigation by the Securities and Exchange Commission (“SEC”), which appears to be focused on the Company’s internal control over financial reporting and disclosure controls and procedures in light of the Company’s determination in 2015 that a portion of the life insurance and annuity policies issued by its subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code of 1986. There have been no allegations of fraud presented by the SEC. We have cooperated fully with the investigation and expect that the matter will be resolved soon, although we cannot predict the timing of a resolution or the ultimate outcome of the investigation.

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

In 2017, we reinsured $503.7 million of the face amount of our life insurance policies.  Amounts reinsured in 2017 represented 10.1% of the face amount of direct life insurance in force in that year.  Although the cost of reinsurance is, in some cases, reflected in premium rates, under certain reinsurance agreements, the reinsurer may increase the rate it charges us for reinsurance.  If our cost of reinsurance were to increase, we might not be able to recover these increased costs, and our results of operations and financial condition could be materially adversely affected.  See Note 5 to the Company's consolidated financial statements.

Our international markets face significant competition. If we are unable to compete effectively in our markets, our business, results of operations and profitability may be adversely affected.

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

•
Another group of our competitors in the international marketplace consists of foreign operated companies that have locally operated subsidiaries that offer both local jurisdiction regulated products in local currency and off-shore U.S. dollar-denominated policies.  This arrangement creates competition in that the U.S. dollar-denominated policies are offered in conjunction with high-need local insurance policies such as health insurance.

•
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

Sales of our insurance products could decline if we are unable to (i) establish and maintain commercial relationships with independent marketing firms and independent consultants, (ii) attract and retain employee agents or (iii) develop and maintain our distribution sources.

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
Our international sales representatives are independent contractors who operate their own businesses. Although we believe that we have properly classified our representatives as independent contractors, there is nevertheless a risk that the IRS, a foreign agency, a court or other authority will take the different view that our sales representatives should be treated like employees. Furthermore, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact-sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status and misclassification of independent sales representatives are subject to change or interpretation.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

Failures of disclosure controls and procedures and internal control over financial reporting could materially and adversely affect our business, financial condition and results of operations, impair our ability to timely file reports with the SEC and subject us to litigation and/or regulatory scrutiny and penalties.

We maintain disclosure controls and procedures designed to ensure that we timely report information as specified in SEC rules and regulations. We also maintain a system of internal control over financial reporting. However, these controls may not achieve, and in some cases have not achieved, their intended objectives. Control processes that involve human diligence and oversight, such as our disclosure controls and procedures and internal control over financial reporting, are subject to human error. Controls that rely on models may be subject to inadequate design or inaccurate assumptions or estimates.  Controls also can be circumvented by improper management override of such controls. Because of such limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected, and that information may not be reported on a timely basis. The failure of our controls to be effective could have a material adverse effect on our business, financial condition, results of operations and the market for our common stock, and could subject us to litigation, regulatory scrutiny and/or penalties.

As disclosed in Part II, Item 9A of this Annual Report on Form 10-K, we have identified control deficiencies in our disclosure controls and financial reporting process that constitute material weaknesses and for which remediation is still in process as of December 31, 2017. If we fail to design effective controls, fail to remediate control deficiencies or fail to otherwise maintain effective internal controls over financial reporting in the future, such failures could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors to lose confidence in our financial statements, have a negative effect on the trading price of our common stock, limit our ability to obtain financing if needed or increase the cost of any financing we may obtain.  In addition, these failures may negatively impact our business, financial condition and results of operations, impair our ability to timely file our periodic reports with the SEC, subject us to litigation and regulatory scrutiny and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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

Some of our top international markets are in countries identified by the U.S. Department of State as jurisdictions of high risk for money laundering. As required by Bank Secrecy Act ("BSA”) regulations applicable to insurance companies, we have developed and implemented an anti-money laundering program that includes policies and procedures for complying with our applicable BSA program, auditing, reporting and recordkeeping requirements and for deterring, preventing and detecting potential money laundering, fraud and other criminal activity (“BSA Program”). We have an enhanced BSA Program with additional controls, such as list screening software beyond sanctions screening required by the Office of Foreign Assets Control (“OFAC”), enhanced payment due diligence and transaction controls. However, there can be no assurance that these enhanced controls will entirely mitigate money laundering risk associated with these jurisdictions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Risks Relating to Our Capital Stock

If our foreign policyholders reduced or ceased participation in our Stock Investment Plan (the “Plan”) or if a securities regulatory authority were to deem the CISIP's operation contrary to securities laws, the volume of Class A common stock purchased on the open market through the CISIP, and the price of our Class A common stock, could fall.

More than 96% of the shares of Class A common stock purchased under the CISIP in 2017 were purchased by foreign holders of life insurance policies (or related brokers); the remaining 4% of the shares of Class A common stock purchased under the CISIP in 2017 were purchased by approximately 1,864 participants resident in the United States. The CISIP is registered with the SEC pursuant to a registration statement under the Securities Act of 1933, but is not registered under the laws of any foreign jurisdiction.  If a foreign securities regulatory authority were to determine the offer and sale of our Class A common stock under the CISIP were contrary to applicable laws and regulations of its jurisdiction, such authority may issue or assert a fine, penalty or cease and desist order against us in that foreign jurisdiction. There is a risk our Class A common stock price could be negatively impacted by a decrease in participation in the CISIP.  If fewer policyholders elect to participate in the Plan, or our international premium collections were to decrease as a result of regulatory, economic, or marketing impediments, the trading volume of our Class A common stock may decline from its present levels, the demand for our Class A common stock could be negatively impacted and the price of our Class A common stock could fall.

Control of our Company, through the ownership of our Class B Common Stock, has transferred from our founder to a 501(c)(3) charitable foundation established by our founder, and we cannot determine whether any change in our management, operations, or operating strategies will occur as a result of this ownership change.

Harold E. Riley, our founder, was the beneficial owner of 100% of our Class B common stock, which was held in the name of the Harold E. Riley Trust ("Trust"), of which he had served as Trustee until his death in September 2017.  Our Class A and Class B common stock are identical in all respects, except the Class B common stock elects a simple majority of the Board and receives one-half of any cash dividends paid, on a per share basis, to the Class A shares.  The Class A common stock elects the remainder of the Board.  The Trust documents provided that upon Mr. Riley's death, the Class B common stock was transferred from the Trust to the Harold E. Riley Foundation, a charitable organization established under 501(c)(3) of the Internal Revenue Code (the "Foundation"). Therefore, the Foundation controls our Company.  The Foundation is organized as a public support charity for the benefit of its charitable beneficiaries, Baylor University and Southwestern Baptist Theological Seminary. The Foundation is governed by 11 trustees, five of which were appointed by Harold Riley prior to his death, three of which were appointed by Baylor University and three of which were appointed by Southwestern Baptist Theological Seminary. It is unclear what, if any, change will occur to our board, management, or corporate operating strategies as a result of different ownership of our Class B common stock. The transfer of our Class B common stock from the Trust has triggered the first of two prongs of certain “change in control” provisions in the employment agreements of our top two executives Chief Executive Officer Geoff Kolander and Chief Financial Officer Kay Osbourn. Under each employment agreement, a "change in control" includes, among other things (1) the transfer of a majority of the Company's Class B common stock from the Trust to an individual other than Harold E. Riley, an entity not beneficially owned by Harold E. Riley, or a trust not controlled by Harold E. Riley and (2) the exercise of a power of attorney granted by Harold E. Riley over the Company's Class B common stock. Upon a termination of the executive by Citizens without cause or the executive’s voluntary termination with Good Reason, in each case other than within the ninety (90) day period prior to the consummation of a change in control or within one (1) year following a change in control, the executive would be entitled to certain cash payments and benefits.
There are a substantial number of our shares of Class A common stock issued to our executive officers and directors which are eligible for future sale in the public market.  The sale of these shares could cause the market price of our Class A common stock to fall.

There were 49,080,114 shares of our Class A common stock issued and outstanding as of December 31, 2017.  Our executive officers and directors owned approximately 54,436 shares of our Class A common stock as of December 31, 2017, representing approximately 0.1% of our then outstanding Class A common stock.  Almost all of these shares have been registered for public resale and generally may be sold freely.  In the event of a sale of some or all of these shares or the perceived sale of these shares, the market price of our Class A common stock could fall substantially.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The price of our Class A common stock may be volatile and may be affected by market conditions beyond our control.

Our Class A common stock price has historically fluctuated and is likely to fluctuate in the future and could decline materially because of the volatility of the stock market in general, decreased participation in the CISIP referred to above or a variety of other factors, many of which are beyond our control, including: quarterly or annual variations in actual or anticipated results of our operations; interest rate fluctuations; changes in financial estimates by securities analysts; competition and other factors affecting the life insurance business generally; and conditions in the U.S. and world economies.

Our international markets, and the specific manner in which we conduct our business in those jurisdictions, may be subject to negative publicity in social media or other channels, which may negatively impact the market price of our Class A common stock.

We interface with and distribute our products to residents of foreign countries that may be subject to the risks disclosed in our Item 1A. Risk Factor under the heading, “The majority of our sales derive from residents of foreign countries and are subject to risks associated with widespread political instability, currency control laws and foreign insurance laws. A significant loss of sales in these foreign markets could have a material adverse effect on our results of operations and financial condition". Venezuela is one such example. Accordingly, from time to time, bloggers or other social media outlets relevant to investors may focus attention on our exposure to these countries and the negative circumstances surrounding their governments, thereby subjecting us to periodic negative publicity.  Negative publicity on investor blogs or through other media channels could impact trading in our stock especially due to aggressive and coordinated efforts between anonymous bloggers and short sellers which ultimately cause the market price of our Class A common stock to fall.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

We lease our principal office in Austin, Texas to service all business entities and operations. We also own properties in Austin and Buchanan Dam, Texas used for our general business operations and Louisiana related to our Home Service segment and business operations.

Item 3.   LEGAL PROCEEDINGS

On or about March 16, 2017, Juan Gamboa filed a putative class action lawsuit against the Company and five of its current and former directors and executive officers in the United States District Court, Western District of Texas. The lawsuit alleges the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and/or misleading statements, as well as failing to disclose material adverse facts about the Company’s business, operations and prospects. On May 25, 2017, the court appointed lead plaintiffs, and on July 31, 2017, the lead plaintiffs filed an amended complaint. The amended complaint seeks an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company’s common stock between March 11, 2015 and March 8, 2017, inclusive. On September 28, 2017, we filed a motion to dismiss, which remains pending before the court. The Company believes that the lawsuit is without merit, and it intends to vigorously defend against all claims asserted. At this time, the Company is unable to reasonably estimate the outcome of this litigation.

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

As disclosed in prior periods, the legal and regulatory actions facing the Company include those relating to compliance with U.S. federal securities laws. Specifically, the Company has been the subject of an investigation by the Securities and Exchange Commission (“SEC”), which appears to be focused on the Company’s internal control over financial reporting and disclosure controls and procedures in light of the Company’s determination in 2015 that a portion of the life insurance and annuity policies issued by its subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code of 1986. There have been no allegations of fraud presented by the SEC. We have cooperated fully with the investigation and expect that the matter will be resolved soon, although we cannot predict the timing of a resolution or the ultimate outcome of the investigation.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol CIA.

Quarterly high and low closing prices per share of our Class A common stock as reported by the NYSE are shown below.

	2017		2016
Quarter Ended	High	Low	High	Low
March 31	$10.53	6.87	7.82	6.16
June 30	7.38	5.95	8.41	7.07
September 30	8.35	6.74	10.92	7.41
December 31	8.65	7.11	11.69	7.51

Equity Security Holders

The number of stockholders on record on March 5, 2018 was as follows:

•	Class A Common Stock - 99,226

•	Class B Common Stock - 1

We have never paid cash dividends on our Class A or B common stock and do not expect to pay cash dividends in the foreseeable future.  For restrictions on our present and future ability to pay dividends, see Note 6 of the Company's consolidated financial statements.

We did not purchase any of our equity securities during any quarter in 2015, 2016 or 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, the Citizens Inc. Omnibus Incentive Plan as of December 31, 2017. (See Note 14 - "Subsequent Events" of the accompanying consolidated financial statements for additional information regarding our Omnibus Incentive Plan).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans

Equity compensation plans approved by security holders	—	$—	3,000,000

Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	3,000,000

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Performance Comparison

The following graph compares the change in the Company’s cumulative total stockholder return on its common stock over a five-year period.  The following graph assumes a $100 investment on December 31, 2012, and reinvestment of all dividends in each of the Company’s common shares, the New York Stock Exchange (“NYSE”) Composite and the Hemscott Group Index, a peer group of major U.S.-based insurance companies.

	2012	2013	2014	2015	2016	2017
Citizens, Inc.	$100.00	79.19	68.78	67.24	88.87	66.52
NYSE Composite	$100.00	126.28	134.81	129.29	144.73	171.83
Peer Group	$100.00	154.43	162.04	151.01	162.31	192.51

The peer group index weights individual company returns for stock market capitalization. The companies included in the peer group index are shown in the following table.

American Equity Investment Life Holding Co	Independence Holding Co	Primerica, Inc
Atlantic American Corp	Investors Heritage Capital Corp	Prudential Financial, Inc
Aviva Plc	Kansas City Life Insurance Co	Prudential Plc
China Life Insurance Co Ltd	Lincoln National Corp	Reinsurance Group Of America, Inc
Citizens, Inc	Metlife Inc	Torchmark Corp
Genworth Financial, Inc	National Western Life Group Inc	Utg, Inc

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Item 6.    SELECTED FINANCIAL DATA

The following table presents selected financial data of the Company.  This should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.

	Years ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Operating items
Insurance premiums	$197,720	197,876	194,480	188,532	176,158
Net investment income	53,146	48,560	45,782	41,062	36,597
Realized investment gains (losses)	518	(1,985)	(5,459)	(19)	(247)
Total revenues	252,627	245,406	236,268	230,225	213,636
Net income (loss)	(38,127)	1,969	(3,143)	(5,970)	5,279
Balance sheet data
Total assets	1,644,453	1,583,668	1,480,751	1,413,798	1,212,837
Total liabilities	1,420,940	1,334,568	1,233,825	1,151,466	963,591
Total stockholders' equity	223,513	249,100	246,926	262,332	249,246
Life insurance in force	4,469,735	4,497,735	4,478,202	4,662,660	4,616,128
Per share data
Book value per share	4.46	4.97	4.93	5.24	4.98
Basic and diluted earnings (losses) per Class A share	(0.77)	0.04	(0.06)	(0.12)	0.11

See Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," for information that may affect the comparability of the financial data contained in the above table.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the consolidated financial condition and consolidated results of operations of the Company.  It is intended to be a discussion of certain key financial information regarding the Company and should be read in conjunction with the consolidated financial statements and related Notes to this Annual Report on Form 10-K.

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

Profitability of our insurance operations depends heavily upon the Company’s underwriting discipline, as we seek to manage exposure to loss through:

•	favorable risk selection and diversification;

•	management of claims;

•	use of reinsurance;

•	sizing of our in force block;

•	careful monitoring of our mortality and morbidity experience; and

•	management of our expense ratio, which we accomplish through economies of scale and management of acquisition costs and other underwriting expenses.

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

We previously announced that we determined that a portion of the life and annuity insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. To the extent that these policies had unreported income build-up, we may be liable

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

to the IRS for failure to withhold taxes or to notify policyholders of their obligation to pay taxes directly to the IRS. We have undertaken an analysis of our potential liability to the IRS arising from this matter, as well as other expenses we may incur to remediate (i.e., conform to the requirements of the IRS) certain previously issued domestic life insurance and annuity policies and to address any missed reporting for policies issued to non-U.S. citizens and have established a best estimate reserve of $12.3 million, net of tax as of December 31, 2017 for probable liabilities and expenses. The probability weighted range of financial estimates relative to this issue is $5.9 million to $48.2 million, net of tax. This estimated range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, the methodology applicable to the calculation of taxable benefits under non-compliant policies and the amount of time and resources we will require from external advisors who are assisting us with resolving these issues. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved is insufficient to meet the actual amount of our liabilities and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operations may be materially adversely affected.

In May 2017, we submitted an offer to enter into closing agreements with the IRS covering the CICA and CNLIC domestic life insurance business. The toll charges calculated and enumerated in the closing agreements totaled $124,000 and $4,000 for the CICA and CNLIC domestic life insurance businesses, respectively. We expect to file closing agreements with the IRS for the SPLIC and MGLIC life insurance business as well as for the CICA international business and our annuity business in 2018.

Current Financial Highlights

Our 2017 financial results are driven by our historical business management model and traditional life insurance product sales. Although interest rates have risen recently, the historically low interest rate environment continues to impact our results and our industry as investment yields are an integral component of our business operations.

•	Our assets grew $61 million in 2017 and totaled $1.6 billion as of December 31, 2017.

•
Total stockholders' equity decreased from $249.1 million at December 31, 2016, to $223.5 million at December 31, 2017 due to the New Tax Act enacted on December 22, 2017, which resulted in tax expense for the current period of $35.1 million in 2017.

•	Insurance premiums decreased 0.1% in 2017 and rose 1.7% in 2016, respectively, primarily from our life insurance segment, which decreased $0.5 million from 2016.

•
Net investment income increased 9.4% and 6.1% for 2017 and 2016, respectively, primarily due to an increase in the investment asset balances in 2017 compared to the prior year.  The average yield on the consolidated investment portfolio has changed from a yield of 4.38% in 2015 down to 4.28% in 2016 and rising to a yield of 4.31% in 2017, as investment rates available have remained low in the sustained low interest rate environment.

•
Realized net investment gains in the current year resulted from a gain on the sale of a real estate holding totaling $1.1 million offset by other-than-temporary impairments ("OTTI") on investment securities. OTTI items recorded totaled $0.2 million and $4.3 million in 2017 and 2016, respectively, and are reported as realized losses. The OTTI in 2016 was somewhat offset by realized investment gains on sales of fixed maturity securities in our available-for-sale portfolio and sales of equity securities.

•
During 2017, claims and surrenders expense increased 1.9% from the comparable period in 2016, primarily due to an increase in surrender benefits and matured endowments in the life segment compared to the 2016 levels.

•	Policyholders' dividends decreased 8.3% in 2017 compared to 2016, due to the dividend rate actions taken by us at the end of 2016 to improve our product profitability.

•
General expenses increased 39.1% in 2017, due primarily to additional audit fees related to the 2016 audit, higher legal and consulting fees and higher permanent executive salaries and temporary salaries, offset by a decrease in our 7702/72(s)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

tax compliance best estimate liability. In addition, we impaired our Home Service goodwill value by $4.6 million, down to zero.

•	Amortization of deferred policy acquisition expenses increased from $28.5 million at December 31, 2016 to $29.7 million at December 31, 2017 primarily due to the higher surrender activity.

Life Insurance.  For over thirty-seven years, CICA and its predecessors have accepted policy applications from foreign nationals for U.S. dollar-denominated ordinary whole life insurance and endowment policies.  We make our insurance products available using third-party marketing organizations and independent marketing consultants.

Endowment product sales have been the primary driver of sales in this segment. The Company currently offers a fifteen and twenty year endowment and our top selling endowment is a product that matures at age sixty-five.  The Company repriced its top six selling international products at the end of 2016 to increase profitability.

Through the domestic market of our Life Insurance segment, we provide ordinary whole life, credit life insurance, and final expense policies to middle and lower income families and individuals in certain markets in the mountain west, midwest and southern U.S.  The majority of our domestic revenues are generated by the policies of domestic life insurance companies we have acquired since 1987.

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

Premiums in this segment increased slightly in 2017 compared to 2016, as renewal premiums and first year premiums increased. We noted slight increases in 2016 compared to 2015 which were driven by renewal premiums.

Economic and Insurance Industry Developments

Significant economic issues impacting our business and industry currently and into the future are discussed below.

•
Slow increases in the interest rate environment will limit increases in profit margins for insurers.  We have been impacted by the historically low interest rate environment over the past several years as our fixed income investment portfolio, primarily invested in callable securities, has been reinvested at lower yields.  The Company’s conservative investment strategy has not changed but we have focused new investments into securities of state, municipalities, essential services and corporate issuers compared to our historical investment in U.S. government holdings. Our investment earnings also impact the reserve and DAC balances, as assumptions are used in the development of the balances.  Due to the recent decline in investment yields on our portfolio, our projection of long-term investment returns has declined.  This has resulted in increasing the reserves on policies issued in the current year, as well as reducing the DAC asset.

•
As an increasing percentage of the world population reaches retirement age, we believe we will benefit from increased demand for living benefit products rather than death benefit products, as customers will require cash accumulation to pay expenses to meet their lifetime income needs.  Our ordinary life products are designed to accumulate cash values to provide for living expenses in a policy owner's later years, while continuously providing a death benefit.

•
There has been a trend toward consolidation of domestic life insurance companies, due to significant losses incurred by the life insurance industry as a result of the credit crisis and related economic pressures, as well as increasing costs of regulatory compliance for domestic life insurance companies.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

•
Innovation and digital development strategies will be implemented in various industries including the insurance industry in the coming years which could significantly impact our business. It will be critical that we embrace these changes to the benefit of our policyholders, agents and stockholders.

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

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Revenues:
Premiums:
Life insurance	$191,342	191,254	187,686
Accident and health insurance	1,392	1,546	1,599
Property insurance	4,986	5,076	5,195
Net investment income	53,146	48,560	45,782
Realized investment gains (losses), net	518	(1,985)	(5,459)
Other income	1,243	955	1,465
Total revenues	$252,627	245,406	236,268

Premium Income.  Premium income derived from life, accident and health, and property insurance sales remained relatively flat during 2017 compared to 2016, and increased 1.7% during 2016 compared to 2015.  Life insurance reflected an increase resulting primarily from renewal premiums, which increased 2.2% in 2017 and 2.4% in 2016 and totaled $171.9 million, $168.3 million and $164.4 million on the consolidated level in 2017, 2016 and 2015, respectively.  New sales, reflected as first year premiums, decreased 18.8% and 0.5%, and 2.7% in the life segment in 2017, 2016 and 2015, respectively. In 2017, to increase productivity, we introduced a set of repriced products in our international markets that are more expensive policies for our customers and likely negatively impacted our new sales. In addition, Venezuela, which has historically been one of our top markets, has experienced economic and social turmoil, which has negatively impacted our sales in the country, decreasing 10% year over year based upon total premiums from 2016 to 2017.

Endowment sales represent a significant portion of new business sales internationally with the 20-year endowment and endowment to age 65 as our top products. In addition, most of our life insurance policies contain a policy loan provision, which allows the policyholder to use cash value within a policy to pay premiums. The policy loan asset balance increased 10.6% and 10.8% in 2017 and 2016, year over year and remains in line with historical levels when compared to policy benefit liabilities.

Net Investment Income.  Net investment income increased to $53.1 million in 2017 compared to $48.6 million in 2016, as we experienced higher average invested assets as a result of our investment of incoming premium revenue. Our yield on average invested assets increased three basis points from 2016 to 2017 as rates stayed similar on investments.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Net investment income performance is summarized as follows.

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except for %)
Net investment income	$53,146	48,560	45,782
Average invested assets, at amortized cost	1,233,580	1,133,705	1,045,736
Yield on average invested assets	4.31%	4.28%	4.38%

We have traditionally invested in fixed maturity securities with a large percentage held in callable issues. The sustained low interest rate environment of the past several years is holding down yields.  While U.S. Treasury interest rates have risen recently after a fairly significant decline during 2016, yields on high quality corporate and municipal securities have been slower to rise. The interest rate direction is uncertain but as market interest rates begin to rise, our call risk will diminish, resulting in our fixed securities maturing at the stated maturity dates and our portfolio yield will rise more slowly over time, as new money investments would be made at higher rates.

Investment income from fixed maturity securities accounted for approximately 88.0% of total investment income for the year ended December 31, 2017.  We have increased our investment purchases of corporate and municipal securities over the past several years, with no focus on any particular industry sectors in these security categories, but rather a focus on higher yielding, investment quality securities.  In addition, we currently have $15.6 million invested in equity securities related to bond and stock mutual funds as these securities offer a competitive yield with a shorter duration. However, we have reduced our holdings over the last several years due to higher earnings volatility and RBC charges.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Gross investment income:
Fixed maturity securities	$48,164	43,637	39,570
Equity securities	708	851	2,909
Mortgage loans	11	24	36
Policy loans	5,735	5,277	4,614
Long-term investments	76	305	247
Other	68	89	53
Total investment income	54,762	50,183	47,429
Less investment expenses	(1,616)	(1,623)	(1,647)
Net investment income	$53,146	48,560	45,782

Investment income from fixed maturity investments increased in 2017 due to an increase in the portfolio from new money investment purchases as noted above relative to the fixed maturity portfolio.  In addition, the increase in the policy loans asset balance, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase to investment income.  Investment income from equity securities has declined as we have reduced our holdings as discussed above.

Realized Losses on Investments.  Net realized gains in 2017 resulted primarily from a gain of $1.1 million recognized on the sale of a real estate holding reduced by impairments. Net realized investment losses recorded from OTTI on both fixed maturity and equity securities totaling $0.2 million and $4.3 million, in 2017 and 2016. The OTTI in 2016 was somewhat offset by realized investment gains on sales of fixed maturity securities in our available-for-sale portfolio and sales of equity securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Realized investment gains (losses) are as follows.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Realized investment gains (losses):
Sales, calls and maturities
Fixed maturities	$(506)	2,024	(111)
Equity securities	121	303	37
Real estate	1,110	—	—
Net realized investment gains (losses)	725	2,327	(74)
Other-than-temporary impairments ("OTTI"):
Fixed maturities	—	(3,970)	(2,998)
Equity securities	(207)	(342)	(2,387)
Realized losses on OTTI	(207)	(4,312)	(5,385)
Net realized investment gains (losses)	$518	(1,985)	(5,459)

Benefits and Expenses

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$82,905	81,367	78,879
Increase in future policy benefit reserves	76,029	75,881	77,060
Policyholders' dividends	6,268	6,832	10,747
Total insurance benefits paid or provided	165,202	164,080	166,686
Commissions	41,324	44,641	43,625
Other general expenses	46,388	33,356	33,287
Capitalization of deferred policy acquisition costs	(29,120)	(32,732)	(31,104)
Amortization of deferred policy acquisition costs	29,690	28,515	23,400
Amortization of cost of customer relationships acquired	2,129	2,063	2,317
Total benefits and expenses	$255,613	239,923	238,211

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Claims and Surrenders.  As noted in the table below, claims, benefits and surrenders increased from $81.4 million in 2016 to $82.9 million in 2017.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Death claims	$22,773	23,104	24,638
Surrender expenses	37,192	33,686	31,682
Endowment benefits	15,134	16,173	16,273
Matured endowments	2,882	3,392	1,773
Property claims	1,744	1,941	1,689
Accident and health benefits	310	462	388
Other policy benefits	2,870	2,609	2,436
Total claims and surrenders	$82,905	81,367	78,879

•	The Company monitors death claims based upon expectations. These values may routinely fluctuate from year to year.

•
Policy surrenders increased 10.4% in 2017 from 2016 and 6.3% from 2015 to 2016, or 0.8% and 0.7% of direct ordinary whole life insurance in force for 2017 and 2016, respectively.  The increase in surrender expense is primarily related to our international business and is expected to increase over time due to the aging of this block of business. Our premium persistency rates have remained consistent for 2017 and 2016.  A significant portion of surrenders relates to policies that have been in force over fifteen years and no longer have a surrender charge associated with them.  Total direct insurance in force reported in 2017 was $5.0 billion and was consistent with 2016 and 2015.

•
Endowment benefits decreased slightly in 2017 compared to 2016 amounts. We have a series of international policies that carry an immediate endowment benefit of an amount selected by the policy owner.  These benefits have been popular in the Pacific Rim and Latin America, where the Company has experienced increased interest in our guaranteed products in recent years.  Annual guaranteed endowments are factored into the premium, and, as such, the increase or decrease is expected to have little impact on expected profitability.

•
Matured endowments decreased in the current year after increasing in 2016 and 2015. We expect this increasing trend to continue as this block of business increases, persists and policies begin to reach maturity.

•	Property claims decreased 10% to approximately $1.7 million in 2017 compared with the amount reported for 2016 due to a decrease in weather-related claims.

•	Other policy benefits resulted primarily from interest paid on premium deposits and policy benefit accumulations and increased as these policy liabilities also increased.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves has increased in 2017 by 0.2% and decrease in 2016 by 1.5%. The 2016 decrease was mainly due to higher surrender activity recorded when compared to the prior year. Changes in future policy benefit reserves are largely driven by policyholder activity (e.g. premiums, surrenders, etc.)

Policyholder Dividends.  The Company issues long duration participating policies in our life segment to foreign residents that are expected to pay dividends to policyholders based upon actual experience. Initially, policyholder dividend scales are factored into the guaranteed premiums at the time the product is developed, based on expected future experience and desired profit goals. As actual and expected experience develops over time, it can become necessary to adjust dividends, as we did at the end of 2016, in order to maintain our original expected level of long term product profitability. Policyholders' dividends decreased 8.3% in 2017 compared to 2016, and 36.4% in 2016 compared to 2015 or $0.6 million and $3.9 million, respectively, due to the dividend rate actions that we took at the end of 2016.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Commissions.  Commission expense fluctuates in a direct relationship to new and renewal insurance premiums and has decreased 7.4% in 2017 compared to 2016 as first year premium revenues, on which higher commission rates are paid, declined in the life segment while renewal premiums were up 2.7%.

Other General Expenses.  Total general expenses increased 39.1% on a consolidated basis in 2017 due primarily to increased legal, consulting and audit fees, as well as higher salaries, bonuses and related employee benefits paid to top executives. We also have $4.6 million of expense in the current year due to the write-off of our home service goodwill. Total general expenses increased 0.2% on a consolidated basis in 2016 due primarily to the tax compliance issue we recognized in 2014. In 2015, we recorded an additional $3.4 million of expense related to this tax compliance issue.

We perform an expense study on an annual basis, utilizing an enterprise-wide time study, and we adjust cost allocations among entities as needed based upon this review.  Any allocation changes are reflected in the segment operations, but do not impact total expenses.

Deferred Policy Acquisition Costs.  Capitalized DAC were $29.1 million, $32.7 million and $31.1 million in 2017, 2016 and 2015.  These costs will vary based upon successful efforts related to newly issued policies and renewal business.  Significantly lower amounts are capitalized related to renewal business in correlation with the lower commissions paid on that business compared to first year business which have higher commission rates.  In addition, the prolonged low interest rate environment impacted the assumptions used in the development of the DAC asset for new policies issued.

Amortization of DAC totaled $29.7 million, $28.5 million and $23.4 million in 2017, 2016 and 2015 primarily due to the higher surrender activity, including early duration elections to convert existing policies to reduced paid up ("RPU") or extended term insurance ("ETI") status in 2017 and 2016. There are higher deferred acquisition costs associated with early duration conversions to RPU or ETI, which, when converted, increases amortization expense. Amortization of deferred policy acquisition costs is impacted by persistency and the higher level of surrenders is impacting our amortization.

Federal Income Tax.  Federal income tax expense was $35.1 million, $3.5 million and $1.2 million in 2017, 2016 and 2015, respectively, resulting in effective tax rates of (1,176.9)%, 64.1% and (61.8)%, respectively.  The significant changes in rates noted are the result of the New Tax Act enacted at the end of 2017 and the tax compliance issue we identified in 2014 which impacted our effective tax rates in each year as these costs are not deductible for tax purposes. Additionally, the Company recorded a tax expense in each year for an uncertain tax position that is affecting the tax rates. Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes.

Segment Operations

Our business is comprised of two operating business segments and Other Non-insurance Operations as detailed below.

•	Life Insurance

•	Home Service Insurance

Our insurance operations are the primary focus of the Company, as those segments generate the majority of our income.  The amount of insurance, number of policies, and average face amounts of policies issued during the periods indicated are shown below.

	Years Ended December 31,
	2017			2016
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$302,571,460	5,296	$57,132	$389,125,834	6,632	$58,674
Home Service	182,144,245	26,762	6,806	178,485,493	26,847	6,648

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance based on net income before federal income taxes.

	Income (Loss) Before Federal Income Taxes
	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Segments:
Life Insurance	$5,394	5,391	(4,772)
Home Service Insurance	(5,599)	2,339	4,538
Total Segments	(205)	7,730	(234)
Other Non-Insurance Operations	(2,781)	(2,247)	(1,709)
Total	$(2,986)	5,483	(1,943)

Life Insurance

Our Life Insurance segment primarily issues ordinary whole life insurance and endowment policies in U.S. dollar-denominated amounts to foreign residents in more than 30 countries through approximately 1,244 independent marketing consultants, and domestically through over 36 independent marketing firms and consultants throughout the United States.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Revenue:
Premiums	$150,708	151,195	147,832
Net investment income	38,578	33,350	30,206
Realized investment losses, net	(461)	(1,685)	(3,873)
Other income	1,061	882	1,008
Total revenue	189,886	183,742	175,173
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	60,393	58,440	55,912
Increase in future policy benefit reserves	70,783	71,373	73,259
Policyholders' dividends	6,226	6,774	10,695
Total insurance benefits paid or provided	137,402	136,587	139,866
Commissions	25,760	29,235	28,336
Other general expenses	18,597	14,284	16,345
Capitalization of deferred policy acquisition costs	(23,157)	(26,742)	(25,268)
Amortization of deferred policy acquisition costs	25,295	24,428	20,025
Amortization of cost of customer relationships acquired	595	559	641
Total benefits and expenses	184,492	178,351	179,945
Income (loss) before federal income tax expense	$5,394	5,391	(4,772)

Premiums.  Premium revenues decreased in 2017 compared to 2016  as first year premiums decreased 18.8% and 0.5% in 2017 and 2016, respectively. Premium revenues increased in 2016 compared to 2015, due primarily to higher international renewal premiums, which have experienced strong persistency as this block of insurance ages. In 2016, we cut dividend rates to make our products more profitable. In 2017, to increase profitability, we introduced a set of repriced products in our international markets

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

that are more expensive policies for our customers and likely negatively impacted our new sales. In addition, Venezuela, which has historically been one of our top markets, has experienced economic and social turmoil, which has negatively impacted our sales in the country, decreasing 10% from 2016 to 2017. Sales from Colombia, Taiwan and Ecuador represented the majority of the new business premium increases.

Life Insurance premium breakout is detailed below.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Premiums:
First year	$17,403	21,434	21,541
Renewal	133,305	129,761	126,291
Total premium	$150,708	151,195	147,832

Endowment sales represent a significant portion of new business sales internationally.  In addition, most of our life insurance policies contain a policy loan provision, which allows the policyholder to use their accumulated cash value of a policy to pay premiums.  These accumulated cash values can also be taken as a cash loan from the policy at the request of the policyholder and are secured by the policy values. The policy loan asset balance increased 10.6% year over year and remains at the same approximate ratio to life reserves as noted in prior years.

Endowment sales totaled approximately $13.3 million, $16.5 million and $16.4 million, representing approximately 76.4%, 77.0% and 76.1% of total new first year premiums in 2017, 2016, and 2015, respectively.

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated. Our international business and premium collections could be impacted by future changes relative to laws, regulations or economic events in the countries from which we accept applications.

	Years ended December 31,
	2017		2016		2015
	(In thousands, except for %)
Country
Colombia	$29,200	20.0%	$29,643	20.2%	$27,589	19.3%
Venezuela	27,997	19.2	31,107	21.2	31,948	22.4
Taiwan	19,535	13.4	18,590	12.7	18,031	12.6
Ecuador	16,440	11.3	15,456	10.5	15,527	10.9
Brazil	11,088	7.6	9,856	6.7	8,960	6.3
Other Non-U.S.	41,714	28.5	41,992	28.7	40,529	28.5
Total	$145,974	100.0%	$146,644	100.0%	$142,584	100.0%

We continue to report strong first year and renewal premiums in our top producing countries (other than Venezuela) as noted above; however, this business is dependent on our clients having access to U.S. dollars. Our international business and premium collections could be impacted by our inability to comply with current or future foreign laws or regulations applicable to the Company or our independent consultants in the countries from which we accept applications as well as by marketing or operational changes made by the Company to comply with those laws or regulations. Our international business may also be affected by economic or other events in foreign countries in which our policies are marketed. Venezuela, for example, is continuing to experience civil unrest due to local demonstrations against crime, corruption and soaring inflation. See "Item 1A. Risk Factors" for additional information.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The following table sets forth our direct premiums by state from our domestic business for the periods indicated.

	Years ended December 31,
	2017		2016		2015
	(In thousands, except for %)
State
Texas	$2,096	30.3%	$2,236	32.5%	$2,460	34.2%
Indiana	1,198	17.3	1,211	17.6	1,372	19.1
Florida	802	11.6	708	10.3	685	9.5
Missouri	444	6.4	457	6.6	452	6.3
Kentucky	308	4.5	391	5.7	443	6.2
Other States	2,061	29.9	1,887	27.3	1,783	24.7
Total	$6,909	100.0%	$6,890	100.0%	$7,195	100.0%

We discontinued sales of the majority of our domestic products in 2017 while we reevaluate our domestic life strategy and therefore the majority of the premium recorded in 2017 is related to renewal business.

Net Investment Income.  Net investment income has increased due to continued growth in average invested assets even though the annual yield has increased 5 basis points in this segment from 2016, as discussed in the Consolidated Results of Operations above.

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands, except for %)
Net investment income	$38,578	33,350	30,206
Average invested assets, at amortized cost	890,705	779,592	684,590
Annualized yield on average invested assets	4.33%	4.28%	4.41%

Realized Investment Losses, Net.  In 2017, 2016 and 2015, this segment recognized losses on other-than-temporary impairments totaling $13,500, $2.3 million and $3.8 million, respectively, related to bond and mutual fund holdings.

Claims and Surrenders. A breakout of claims and surrender benefits is detailed below.

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Death claims	$5,530	5,886	6,843
Surrender expenses	34,275	30,502	28,767
Endowment benefits	15,117	16,160	16,256
Matured endowments	2,364	2,937	1,304
Accident and health benefits	253	365	325
Other policy benefits	2,854	2,590	2,417
Total claims and surrenders	$60,393	58,440	55,912

•
Death claims expense decreased 6.0% in 2017 compared to 2016 and decreased 14.0% in 2016 compared to 2015. No unusual trends have been noted in our claims experience. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

•
We noted increases in surrender expense over the last several years which is primarily related to our international business and is expected to increase over time due to the aging of this block of business.  The majority of policy surrender benefits paid is attributable to our international business and historically was related to policies that have been in force over fifteen years, when surrender charges are no longer applicable. However, in 2017 and 2016, the increased surrender activity is also in the earlier durations (years 1-15), which still have surrender charges. We are seeing various reasons for individuals surrendering their policies, including the sustained slow world-wide economy, individuals simply needing their money and former independent consultants moving business to other insurance carriers.

•
Endowment benefit expense results from the election by policyholders of a product feature that provides an annual benefit.  This is a fixed benefit over the life of the contract, and this expense will increase with new sales and improved persistency.

•
Matured endowments decreased in the current year after increasing in 2016 and 2015. We expect this increasing trend to continue as this block of business increases, persists and policies begin to reach maturity.

•	Other policy benefits resulted primarily from interest paid on premium deposits and policy benefit accumulations and increased as these policy liabilities also increased.

Increase in Future Policy Benefit Reserves.  Policy benefit reserves in 2017 decreased compared to the same period in 2016, primarily as a result of the higher surrenders and the lower new sales as noted above.

Policyholder Dividends.  Policyholders' dividends decreased 8.1% and 36.7% or $0.5 million and $3.9 million respectively in 2017 and 2016, due to the dividend rate actions taken by us at the end of 2016 to improve our product profitability.   The Company issues long duration participating policies to foreign residents that are expected to pay dividends to policyholders based upon actual experience.  The life company boards approve any dividends on an annual basis and may change the dividend rates as needed for business purposes. Policyholder dividends are factored into the premiums at the time the product is developed and therefore have no impact on expected profitability.

Capitalization and Amortization of Deferred Policy Acquisition Costs.  Capitalized costs decreased, as commission-related costs have decreased in the current year compared to 2016 based upon first year and renewal sales levels.  Amortization of DAC increased in the current year by 3.5% from 2016 as we experienced increased surrender activity in the current year, including early duration elections to convert to reduced paid up ("RPU") or extended term insurance ("ETI") in 2017 and 2016. There are higher deferred acquisition costs associated with early duration conversions to RPU or ETI, which, when converted, increases amortization expense. Amortization of deferred policy acquisition costs is impacted by persistency and the higher level of surrenders is impacting our amortization.

Commissions.  Commission expense increases or decreases are directly related to increases or decreases in premiums.  First year policy premiums pay a higher commission rate than renewal policy premiums.

Other General Expenses.  Expenses increased in the current year 30.2% to $18.6 million in 2017 compared to $14.3 million in 2016, due primarily to increased legal, consulting and audit fees, as well as higher salaries, bonuses and related employee benefits paid to top executives. The expenses are allocated by segment, based upon an annual expense study performed by the Company.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Home Service Insurance

Our Home Service Insurance segment provides pre-need and final expense ordinary life insurance and annuities to middle and lower income individuals primarily in Louisiana, Mississippi and Arkansas.  Our policies in this segment are sold and serviced through funeral homes and a home service marketing distribution system utilizing over 650 employees and independent agents.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Revenue:
Premiums	$47,012	46,681	46,648
Net investment income	13,132	13,705	14,063
Realized investment gains (losses), net	979	(300)	(1,586)
Other income	3	5	86
Total revenue	61,126	60,091	59,211
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	22,512	22,927	22,967
Increase in future policy benefit reserves	5,246	4,508	3,801
Policyholders' dividends	42	58	52
Total insurance benefits paid or provided	27,800	27,493	26,820
Commissions	15,564	15,406	15,289
Other general expenses	23,395	15,252	13,349
Capitalization of deferred policy acquisition costs	(5,963)	(5,990)	(5,836)
Amortization of deferred policy acquisition costs	4,395	4,087	3,375
Amortization of cost of customer relationships acquired	1,534	1,504	1,676
Total benefits and expenses	66,725	57,752	54,673
Income (loss) before federal income tax expense	$(5,599)	2,339	4,538

Premiums.  The premiums in this segment increased in 2017 compared to 2016, as renewal premiums and first year premiums increased. There was no real growth in new business in 2016 compared to 2015.

The following table sets forth our direct premiums by state for the periods indicated.

	Years ended December 31,
	2017		2016		2015
	(In thousands, except for %)
State
Louisiana	$42,837	89.6%	$42,605	89.6%	$42,537	89.4%
Mississippi	2,369	5.0	2,450	5.2	2,564	5.4
Arkansas	1,716	3.6	1,602	3.4	1,585	3.3
Other States	906	1.8	883	1.8	871	1.9
Total	$47,828	100.0%	$47,540	100.0%	$47,557	100.0%

Net Investment Income.  Net investment income decreased in 2017 as our average invested assets decreased as did the overall portfolio yield by 13 basis points from 2016 as higher yielding securities matured and lower rate securities are purchased in the current interest rate environment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Net investment income for our home service insurance segment is summarized as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands, except for %)
Net investment income	$13,132	13,705	14,063
Average invested assets, at amortized cost	289,634	294,132	300,174
Annualized yield on average invested assets	4.53%	4.66%	4.68%

Realized Investment Gains (Losses), Net.  A gain of $1.1 million was recognized on the sale of real estate property in the current year. In 2017, 2016 and 2015, this segment recognized losses on other-than-temporary impairments totaling $0.2 million, $2.0 million and $1.6 million, respectively, related to bond and mutual fund holdings.

Claims and Surrenders.  A breakout of claims and surrender benefits is detailed below.

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Death claims	$17,243	17,218	17,794
Surrender expenses	2,917	3,184	2,915
Endowment benefits	17	13	17
Matured endowments	518	455	469
Property claims	1,744	1,941	1,689
Accident and health benefits	56	98	63
Other policy benefits	17	18	20
Total claims and surrenders	$22,512	22,927	22,967

•
Death claims expense was relatively flat in 2017 compared to 2016, after decreasing in 2016 from 2015. Death claims can fluctuate from year to year. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•	Surrender expenses are consistent with actuarial expectations.

•
Property claims decreased in 2017 compared to 2016 related to reported weather claims. The large increase in 2016 was primarily due to tornado activity in Louisiana earlier in the year and high winds that accompanied the severe flooding in Louisiana.

Increase in Future Policy Benefit Reserves.  The change in reserves increase is related to the increase in current year sales.

Commissions.  Commission expense was comparable for all three periods presented based upon fluctuations in premiums collected.

Other General Expenses.  Expenses increased 53.4% due primarily to increased company-allocated expenses based upon our annual time study and related to legal, consulting and audit fees, as well as higher salaries, bonuses and related employee benefits paid to top executives. Expenses are allocated by segment based upon an annual expense study performed by the Company. We recorded expenses in 2017 related to the write-off of our Home Service goodwill value of $4.6 million. The 2017 expenses related to the IRC tax compliance issue for life and annuity insurance remediation expense remained flat compared to the 2016 expense, while in 2016 the expense decreased $1.7 million due to further refinement of our estimates.

Capitalization and Amortization of DAC.  DAC capitalization is directly correlated to fluctuations in first year commissions.  Amortization of DAC increased from 2016 to 2017 by 7.5% and by 21.1% from 2015 to 2016.  This increase in

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

2016 was primarily due to an increase in surrenders, although both 2016 and 2017 increases reflect the impact of updated annual U.S. GAAP assumptions as well. We monitor lapse rates as a key component of our insurance operations.

Other Non-Insurance Operations

This operating unit represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under U.S. GAAP, which typically results in a segment loss.

Investments

Financial stability and capital preservation are important investment considerations for the Company.  A primary investment goal is the conservation of assets due to the long-term nature of a significant portion of our liabilities.  The administration of our investment portfolios is handled internally, pursuant to board-approved investment guidelines, with all trading activity approved by a committee of each entity’s respective board of directors.  The guidelines used require that securities are of high quality and investment grade.  State insurance statutes prescribe the quality and percentage of the various types of investments that may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, mortgage loans and real estate within certain specified percentages.  The assets selected are generally intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for our insurance company subsidiaries to meet their respective policyholder obligations. Due to the prolonged low interest rate environment, we have intentionally shortened the duration of our asset portfolio to capitalize on new investment purchases as interest rates rise. As rates rise, we plan to extend assets durations and increase investment yields.

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets.

	December 31, 2017		December 31, 2016
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands, except for %)
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$16,304	1.2%	$22,695	1.8%
Corporate	409,610	30.3	306,134	24.3
Municipal bonds (1)	780,557	57.7	797,240	63.4
Mortgage-backed (2)	1,978	0.1	2,477	0.2
Foreign governments	121	—	126	—
Total fixed maturity securities	1,208,570	89.3	1,128,672	89.7
Short-term investments	—	—	508	—
Cash and cash equivalents	46,064	3.4	35,510	2.8
Other investments:
Policy loans	73,735	5.5	66,672	5.3
Equity securities	16,164	1.2	18,159	1.5
Mortgage loans	195	—	232	—
Real estate and other long-term investments	7,452	0.6	7,896	0.7
Total cash, cash equivalents and investments	$1,352,180	100.0%	$1,257,649	100.0%
(1) Includes $244.3 million and $273.4 million of securities guaranteed by third parties for the years ended December 31, 2017 and 2016, respectively.
(2) Includes $1.8 million and $2.2 million of U.S. Government agencies and government-sponsored enterprise for the years ended December 31, 2017 and 2016, respectively.

The Company has increased investments in corporate fixed maturity securities as municipal fixed maturity securities matured in the current year.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

At December 31, 2017, investments in fixed maturity and equity securities were 90.5% of our total cash, cash equivalents and investments.  All of our fixed maturities were classified as either available-for-sale or held-to-maturity securities at December 31, 2017 and 2016.  We had no fixed maturity or equity securities that were classified as trading securities at December 31, 2017 or 2016.

The following table shows investment yields by segment operations as of December 31 for each year presented.

	Business Segment
Year	Life Insurance	Home Service	Consolidated
2017	4.33%	4.53%	4.31%
2016	4.28%	4.66%	4.28%
2015	4.41%	4.68%	4.38%

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

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value.

	December 31, 2017		December 31, 2016
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands, except for %)
AAA	$93,911	7.8%	$88,853	7.9%
AA	488,675	40.4	554,211	49.1
A	325,476	27.0	238,350	21.2
BBB	266,461	22.0	215,499	19.1
BB and other	34,047	2.8	31,759	2.7
Totals	$1,208,570	100.0%	$1,128,672	100.0%

The Company made new investments in A and BBB rated corporate bonds during 2017.  Non-investment grade securities are the result of downgrades of issuers or securities acquired during acquisitions of companies, as the Company does not purchase below investment grade securities.

As of December 31, 2017, the Company held municipal fixed maturity securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Municipal fixed maturity securities shown including third party guarantees

	December 31, 2017
	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands, except for %)
AAA	$58,974	57,134	32,658	31,978	—	—	91,632	89,112	11.7%
AA	169,760	165,097	267,102	259,566	24,570	23,604	461,432	448,267	58.7
A	25,955	25,521	158,969	151,185	12,485	11,780	197,409	188,486	24.7
BBB	7,428	7,602	22,038	21,718	1,995	2,014	31,461	31,334	4.1
BB and other	3,403	3,689	2,176	2,702	—	—	5,579	6,391	0.8
Total	$265,520	259,043	482,943	467,149	39,050	37,398	787,513	763,590	100.0%

Municipal fixed maturity securities shown excluding third party guarantees

	December 31, 2017
	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands, except for %)
AAA	$24,012	23,687	29,958	29,439	—	—	53,970	53,126	7.0%
AA	156,870	152,548	196,731	191,553	16,667	15,780	370,268	359,881	47.2
A	47,556	46,722	191,794	182,679	15,249	14,503	254,599	243,904	31.9
BBB	12,495	12,477	34,365	33,933	1,995	2,014	48,855	48,424	6.3
BB and other	24,587	23,609	30,095	29,545	5,139	5,101	59,821	58,255	7.6
Total	$265,520	259,043	482,943	467,149	39,050	37,398	787,513	763,590	100.0%

The Company held investments in special revenue bonds that were greater than 10% of fair value based upon the Company's portfolio of fixed maturity securities at December 31, 2017, as shown in the table below.

Bond Issue Activity	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)
Utilities	$159,716	152,816	20.3%
Education	113,645	109,187	14.4%
General Obligations	84,164	81,883	10.7%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The tables below represent the Company’s detailed exposure to municipal holdings in Louisiana, Texas and Florida, which comprise the most significant state concentrations of the total municipal fixed maturity portfolio as of December 31, 2017.

	December 31, 2017
	General Obligation		Special Revenue		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Louisiana securities including third party guarantees
AA	$7,016	6,766	13,454	13,007	20,470	19,773
A	5,344	5,144	6,579	6,454	11,923	11,598
BB and other	—	—	362	358	362	358
Total	$12,360	11,910	20,395	19,819	32,755	31,729

Louisiana securities excluding third party guarantees
AA	$4,915	4,714	8,493	8,238	13,408	12,952
A	7,445	7,196	10,194	9,949	17,639	17,145
BB and other	—	—	1,708	1,632	1,708	1,632
Total	$12,360	11,910	20,395	19,819	32,755	31,729

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state.  At December 31, 2017, total holdings of municipal securities in Louisiana represented 4.2% of all municipal holdings based upon fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

 The Company also holds 22.8% of its municipal holdings in Texas issuers.

	December 31, 2017
	General Obligation		Special Revenue		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Texas securities including third party guarantees
AAA	$56,936	55,146	15,042	14,470	71,978	69,616
AA	52,093	51,298	30,740	29,867	82,833	81,165
A	200	199	16,208	15,549	16,408	15,748
BBB	—	—	7,015	6,601	7,015	6,601
BB and other	—	—	1,294	1,820	1,294	1,820
Total	$109,229	106,643	70,299	68,307	179,528	174,950

Texas securities excluding third party guarantees
AAA	$21,975	21,699	12,341	11,931	34,316	33,630
AA	78,092	76,112	21,343	20,705	99,435	96,817
A	8,080	7,828	25,605	24,710	33,685	32,538
BBB	—	—	7,578	7,147	7,578	7,147
BB and other	1,082	1,004	3,432	3,814	4,514	4,818
Total	$109,229	106,643	70,299	68,307	179,528	174,950

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The Company also holds 12.0% of its municipal holdings in Florida issuers.

	December 31, 2017
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Florida securities including third party guarantees
AAA	$524	511	3,667	3,568	—	—	4,191	4,079
AA	—	—	59,810	58,543	3,733	3,760	63,543	62,303
A	—	—	14,062	13,647	12,485	11,780	26,547	25,427
BB and other	—	—	—	—	—	—	—	—
Total	$524	511	77,539	75,758	16,218	15,540	94,281	91,809

Florida securities excluding third party guarantees
AAA	$524	511	3,667	3,568	—	—	4,191	4,079
AA	—	—	49,908	48,871	3,733	3,760	53,641	52,631
A	—	—	21,434	20,902	12,485	11,780	33,919	32,682
BB and other	—	—	2,530	2,417	—	—	2,530	2,417
Total	$524	511	77,539	75,758	16,218	15,540	94,281	91,809

There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of December 31, 2017.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

In 2017 and 2016, the Company recognized losses on other-than-temporary impairments totaling $0.2 million and $4.3 million, respectively, related to bond and mutual fund holdings. In 2015, impairments of $5.4 million were recorded as a result of our OTTI analysis. Based upon our analysis of whether declines in fair value below cost are temporary or other-than-temporary, management believes that our investments in fixed maturity investments at December 31, 2017 were not impaired, and no additional other-than-temporary losses were recorded. Information on realized gains and losses by category, including OTTI, is set forth in our consolidated financial statements, Note 2 - "Investments."

Gross unrealized losses on fixed maturities available-for-sale amounted to $3.1 million as of December 31, 2017 and $9.2 million as of December 31, 2016.  This decrease in gross unrealized losses during 2017 was a result of a decrease in the interest rate environment in the fourth quarter of 2016.  Gross unrealized losses on equity securities were $6,000 as of December 31, 2017 and $0.1 million as of December 31, 2016.  Information on unrealized gains and losses by category is set forth in our consolidated financial statements, Note 2 - "Investments."

Reinsurance

As is customary among insurance companies, our insurance company subsidiaries reinsure with other companies portions of the life insurance risks they underwrite.  A primary purpose of reinsurance agreements is to enable an insurance company to reduce the amount of risk by reinsuring the amount exceeding the maximum amount the insurance company is willing to retain.  Even though a portion of the risk may be reinsured, our insurance company subsidiaries remain liable to perform all the obligations imposed by the policies issued by them and could be liable if their reinsurers were unable to meet their obligations under the reinsurance agreements.

We believe we have established appropriate reinsurance coverage based upon our net retained insured liabilities compared to our surplus.

The effect of reinsurance on premiums is as follows.

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Direct premiums	$200,711	201,074	197,337
Reinsurance assumed	142	151	353
Reinsurance ceded	(3,133)	(3,349)	(3,210)
Net premiums	$197,720	197,876	194,480

Our insurance subsidiaries monitor the solvency of their reinsurers in seeking to minimize the risk of loss in the event of default by a reinsurer.  The primary reinsurers of our insurance subsidiaries are large, well-capitalized entities.

The effect of reinsurance on life insurance in force is as follows.

	For the Years Ended December 31,
	2017	2016	2015
	(In millions)
Direct written life insurance inforce	$4,968	4,998	4,958
Reinsurance assumed	6	23	37
Reinsurance ceded	(504)	(523)	(517)
Net life insurance inforce	$4,470	4,498	4,478

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

SPFIC has first and second event catastrophe reinsurance coverage of $10.0 million per event and a retention level of $500,000 per event.  Thus, the first $500,000 of incurred claims and any claims in excess of $10.0 million are SPFIC's responsibility.  The reinsurance premium for first event catastrophe reinsurance was $781,000, $828,000 and $873,000 in 2017, 2016 and 2015, respectively.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.

Our liquidity requirements are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments to provide cash flow, and there were no liquidity issues in 2017 or 2016.  Our investments consist of 74.6% of marketable debt securities and 1.2% of equity securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

A primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals.  We include provisions within our insurance policies, such as surrender charges, that help limit and discourage early withdrawals.  Since these contractual withdrawals, as well as the level of surrenders experienced, have been largely consistent with our assumptions in asset liability management, our associated cash outflows historically have not had an adverse impact on our overall liquidity.  Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy.  Cash flow projections and cash flow tests under various market interest rate scenarios are also performed annually to assist in evaluating liquidity needs and adequacy.

Our whole life and endowment products provide the policyholder with alternatives once the policy matures. The policyholder can choose to take a lump sum payout or leave the money on deposit at interest with the Company. The Company has a significant amount of endowment products representing approximately 45-49% of total inforce with older contracts sold historically that will begin reaching their maturities over the next several years and policyholder election behavior is not known. If policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell securities at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholder were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the current market rate we can earn on our investments. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds, but we will monitor closely our policyholder behavior patterns.

A large portion of our debt security investment portfolio will mature in the next seven years and could be called sooner as we were subject to significant call activity beginning in 2009 due to the declining interest rate environment and we reinvested into shorter durations that are now approaching maturity. We will need to reinvest these maturing funds in the current interest rate environment. Our profitability could be negatively impacted depending on the market rates at the time of reinvestment. This could result in a decrease in our spread between our policy liability crediting rates and our investment earned rates. This could also negatively impact our liquidity.

Cash flows from our insurance operations historically have been sufficient to meet current needs.  Cash flows from operating activities were $93.0 million, $102.3 million and $87.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Operating cash flow declined in 2017, due primarily to additional audit fees related to the 2016 audit, internal audit support, higher legal and consulting fees and higher permanent executive salaries and policyholder benefits. We have traditionally also had significant cash flows from both scheduled and unscheduled fixed maturity security calls, maturities, redemptions, and prepayments, which totaled $84.0 million, $70.4 million and $95.6 million in 2017, 2016 and 2015.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investment activity totaled $85.0 million, $152.1 million and $58.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The outflows from investing activities for the year ended December 31, 2017, primarily related to the investment of excess cash and cash equivalents generated from operations during 2017 and 2016, in addition to the investment of excess cash held at the end of 2015.  The Company's cash flows from financing activities were $2.5 million in 2017, $2.5 million in 2016 and $3.0 million in 2015.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

See "Parent Company Liquidity and Capital Resources" below for a discussion of additional Parent Company liquidity.

In 2015, we determined that a portion of the life insurance and annuity policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. As a result, we have established a liability reserve of $12.3 million, net of tax for probable liabilities and expenses associated with this tax compliance matter, which represents management’s best estimate and we have disclosed an estimated range related to probable liabilities and expenses of $5.9 million to $48.2 million, net of tax. This estimate and range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of the toll charge for non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses.

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

At December 31, 2017, all of our insurance subsidiaries were above the required minimum RBC levels.

In 2017, Citizens made a $5.0 million capital contribution to CICA Life. In the third quarter of 2017, Citizens contributed $250,000 to CICA Life Ltd. to capitalize a newly formed Bermuda entity, SPLIC contributed $250,000 in capital to MGLIC, and SPLIC declared a dividend payable to CICA of $395,000 which will be paid in 2018.

On November 1, 2016, SPLIC paid a $20.0 million extraordinary dividend to its parent, CICA. The dividend had no impact on the consolidated financial statements of the Company and was used by CICA for general corporate purposes. The dividend was approved by the Louisiana Department of Insurance, SPLIC’s state of domicile. SPLIC’s risk-based capital after the dividend remains is in excess of minimum capital requirements.

In the second quarter of 2016, Citizens, Inc. purchased Class A Common shares from CTI with an approximate fair value of $0.8 million.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Contractual Obligations and Off-balance Sheet Arrangements

We have committed to the following contractual obligations as of December 31, 2017, with the payments due by the period indicated below:

Contractual Obligation	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Operating leases	$4,860	1,858	2,829	173	—
Future policy benefit reserves:
Life insurance	1,133,875	10,616	41,511	56,119	1,025,629
Annuities	73,688	73,458	13	4	213
Accident and health	990	109	525	66	290
Total future policy benefit reserves	1,208,553	84,183	42,049	56,189	1,026,132
Policy claims payable:
Life insurance	7,943	7,943	—	—	—
Accident and health	166	166	—	—	—
Casualty	501	501	—	—	—
Total policy claims payable	8,610	8,610	—	—	—
Total purchase obligations	—	—	—	—	—
Total contractual obligations	$1,222,023	94,651	44,878	56,362	1,026,132

The payments related to the future policy benefits and policy claims payable reflected in the table above have been projected utilizing assumptions based upon our historical experience and anticipated future experience.

The Company does not have off-balance sheet arrangements at December 31, 2017 and, therefore, does not expect any future effects on the Company's financial condition related to any such arrangements.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engages in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

Parent Company Liquidity and Capital Resources

Citizens is a holding company and has had minimal operations of its own.  Our assets consist of the capital stock of our subsidiaries, cash, fixed income securities, mutual funds and investment real estate.  Our cash flows depend primarily upon the availability of statutorily permissible payments, primarily payments under management agreements from our two primary life insurance subsidiaries, CICA and SPLIC.  The ability to make payments is limited by applicable laws and regulations of Colorado, CICA's state of domicile, and Louisiana, SPLIC's state of domicile, which subject insurance operations to significant regulatory restrictions.  These laws and regulations require, among other things, that these insurance subsidiaries maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company.  We historically have not relied upon dividends from subsidiaries for our cash flow needs.  However, CICA and SPLIC both dividend available funds from time to time in relation to business strategies.

As of December 31, 2017, Citizens had fixed maturities available for sale of $39.5 million and cash of $23.9 million, which represents additional liquidity for future acquisitions, liquidity support for the life insurance companies and for general corporate purposes.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Management considers an accounting estimate to be critical if: (1) it requires assumptions to be made that were uncertain at the time the estimate was made; and (2) changes in the estimate, or different estimates that could have been selected, could have a material effect on our consolidated results of operations or financial condition.  While we believe that our estimates, assumptions and judgments are reasonable, they are based on information presently available.  Actual results may differ significantly.  Additionally, changes in our assumptions, estimates or assessments as a result of unforeseen events or otherwise could have a material impact on our financial position or results of operations.

Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the disclosure presented below relating to them.  See Note 1 - “Summary of Significant Accounting Policies” of the Company's consolidated financial statements for further information on our critical accounting policies.

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

We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the "lock-in concept”) unless a premium deficiency exists.  Management monitors these assumptions and has determined that a premium deficiency did not exist as of December 31, 2017.  Management believes that our policy liabilities and increase in future policy benefit reserves as of the years ended December 31, 2017, 2016 and 2015 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision.

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

Inherent in the capitalization and amortization of deferred policy acquisition costs are certain management judgments about what acquisition costs are deferred, the ending asset balance and the annual amortization.  Approximately 95.0% of our capitalized deferred acquisition costs are attributed to first year and renewal excess commissions.  The remaining 5.0% are attributed to other costs that vary with and are directly related to the successful acquisition of new insurance business.  Those costs generally include costs related to the production, underwriting and issuance of new business.

DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing on an annual basis, or when an event occurs that might require loss recognition testing. If loss recognition or impairment is necessary, DAC would be written off to the extent that anticipated future premiums and investment income is insufficient to cover expected future policy benefits and expenses. Loss recognition testing that considers, among other things, actual experience and projected future experience calculates the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years.  The available

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated for recoverability using best estimate assumptions. Management believes that our deferred policy acquisition costs and related amortization for the years ended December 31, 2017, 2016 and 2015 limits the amount of deferred costs to its estimated realizable value.  This belief is based upon the analysis performed on capitalized expenses that vary with and are directly related to the acquisition of new and renewal insurance business, utilization of the factor method and recoverability testing at the time of policy issuance and the annual loss recognition testing.

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

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next 50 years.  The CCRA is then evaluated for recoverability utilizing best estimate assumptions.  Management believes our CCRA and related amortization is recoverable for the years ended December 31, 2017, 2016 and 2015.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

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

The Company historically has performed a goodwill impairment test that follows a multi-step process as defined under current accounting guidance.  An initial review may be performed whereby the assessment is based upon qualitative factors before performing the first test step. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess.

We elected to early adopt the FASB's issued Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment as discussed in Part IV, Note 1 - "Summary of Significant Accounting Policies". This ASU eliminates the step two test as noted above.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

Tax Accounting

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period in which the change is enacted.  Given the enactment of the New Tax Act on December 22, 2017, we have re-measured our deferred tax assets and deferred tax liabilities to the new corporate tax rate of 21% which resulted in a $35.7 million tax expense.

Contingencies

An estimated loss from a contingency is accrued and charged to results of operations only if both of the following conditions are met:

1.
Information available prior to the issuance of the financial statements indicates that it is probable (virtual certainty is not required) that an asset has been impaired or a liability incurred as of the date of the financial statements; and

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

Recent Accounting Pronouncements

See Item 8. "Financial Statements and Supplementary Data," and Note 1 - "Accounting Pronouncements" to the Company's Consolidated Financial Statements.

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

The following table summarizes net unrealized gains and losses as of the dates indicated.

	December 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(In thousands)
Fixed maturities, available-for-sale	$935,977	974,609	38,632	860,473	881,668	21,195
Fixed maturities, held-to-maturity	233,961	241,377	7,416	247,004	252,545	5,541
Total fixed maturities	$1,169,938	1,215,986	46,048	1,107,477	1,134,213	26,736
Total equity securities	$15,289	16,164	875	17,765	18,159	394

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, policy loans and mortgage loans on real estate, all of which comprised over 94.8% of our cash and investment portfolio as of December 31, 2017.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, state and municipal bonds, and corporate bonds.  Approximately 64.8% of the fixed maturities we owned at market value on December 31, 2017 are state and political subdivisions which are primarily municipal holdings. These holdings are diversified over several states though approximately 40% of our state and municipal securities are concentrated in three states - Texas, Florida and Louisiana.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Changes in interest rates typically have a sizable effect on the fair value of our debt and equities securities. The interest rate of the ten-year U.S. Treasury bond decreased to 2.40% at December 31, 2017, from 2.45% at December 31, 2016. Net unrealized gains on fixed maturity securities totaled $46.0 million at December 31, 2017, compared to $26.7 million at December 31, 2016, based upon bond interest rates in relation to the U. S. ten-year Treasury yield.

To manage interest risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity on an annual basis with respect to our fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The Company performed an analysis of fair value changes using assumed 100 basis point shifts in interest rates, noting that the fair value of our fixed maturity investment portfolio of $1.2 billion would decrease approximately $9.6 million to a fair value of $1.2 billion upon a 100 basis point increase.  The following table shows the effects on the fair values of our fixed maturity investments based upon these scenarios.

	Fair Values of Fixed Maturity Investments
	(100)	0	+100	+200	+300
	(In thousands)
Assumed fair value	$1,316,890	1,215,986	1,206,399	1,150,063	1,085,231

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

There are no fixed maturities or other investments that we classify as trading instruments.  Approximately 80.1% of fixed maturities were held in available-for-sale and 19.9% in held-to-maturity based upon fair value at December 31, 2017.  At December 31, 2017 and 2016, we had no investments in derivative instruments, subprime loans or CDOs (collateralized debt obligations).

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 1.2% of our total investments at December 31, 2017, with 96.4% invested in diversified equity and bond mutual funds.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the consolidated financial statements, the notes thereto, and the report of our independent registered public accounting firm, as listed on the table of contents.

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

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Our management, including our principal executive officer, principal financial officer, principal accounting officer and principal operating officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2017, the end of the period covered by this Annual Report on form 10-K.   Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

(b) Management Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Management evaluated the design and operating effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013").  Based on this evaluation, management has concluded that our internal control over financial reporting as of December 31, 2017 was not effective due to the material weaknesses described below.

A material weakness, as defined in Exchange Act Rule 12b-2, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not have a sufficient number of competent individuals to design, document, maintain, and execute an appropriate system of controls. In addition, the Company did not provide comprehensive employee training covering COSO 2013 internal control awareness, as required. As a result, we identified control deficiencies in aggregate that constitute material weaknesses in each of the five components of internal control as defined by COSO 2013 (control environment, risk assessment, control activities, information and communication, and monitoring), which resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. In part, management identified deficiencies related to its internal staff competency and expertise related to information technology, internal audit, and certain management estimates. As a result of these deficiencies, the Company did not design and maintain effective:

•
Information technology controls, which includes information security, systems change management and computer operations for systems and applications that are critical to processing financial transactions and capturing and reporting information in the financial reporting process. These ineffective information technology controls contributed to ineffective data validation of spreadsheets and system-generated reports utilized in the preparation of the financial statements and disclosures;

•
Controls over the accuracy and completeness of spreadsheets and system-generated reports. Management did not assess the operating effectiveness of certain business process or management review controls that were dependent on data utilized in spreadsheets and system generated reports; and

•
Controls related to monitoring of information provided by third party service providers for the preparation of certain management estimates, including but not limited to the valuation of certain insurance reserves and the computation of income taxes. Management has concluded that the Company’s outsourced service provider policy that governs the data validation controls over data provided to and received from third party service providers and the monitoring, business process and management review controls were not designed with appropriate levels of precision.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting.  The report is included in item 9A(c) of this annual report.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

(c) Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Citizens, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Citizens, Inc. and consolidated subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 29, 2018, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified material weaknesses in the Company’s overall control environment due to the aggregate effect of multiple deficiencies in internal controls, which affected each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring).

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2017, of the Company, and this report does not affect our report on such consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
March 29, 2018

(d) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Status of Remediation of the Material Weaknesses in Internal Control over Financial Reporting

During 2017, management initiated the following remediation efforts to address the identified material weaknesses described above and to enhance our competency within certain areas of the financial control environment, though these efforts cannot be considered fully remediated until the applicable remedial controls are designed and operate for a sufficient period of time and management has concluded, through its evaluation, that the following personnel enhancements to the control environment are in place as of December 31, 2017:

•
Hired experienced executives in key management roles to strengthen the Company's expertise in and execution of its actuarial, accounting and operation functions, including a Chief Actuary, Chief Accounting Officer, and Director of Audit Quality Control and refocused personnel to strengthen management review controls over third party provided data;

•
Formed an internal control task force consisting of our Chief Financial Officer, Chief Operating Officer, and Director of Audit Quality Control to actively direct, manage and implement our control improvements and material weakness remediation plans;

•
Enhanced our internal control program and remediation efforts by co-sourcing our internal audit function to an experienced, nationally recognized audit firm. At the direction of management and specifically the internal control task force, the co-sourcing provider will continue to assist the internal control task force to enhance the evaluation of the control environment against the criteria established in COSO 2013. This effort includes, but is not limited to, improving our enterprise risk assessment, improving our control documentation, assessing and testing controls, and implementing company-wide internal control training to deepen our employees’ understanding of their role in relation to our overall control environment;

•	Replaced our third-party tax and actuarial professionals with Ernst & Young LLP’s experienced tax and actuarial team to improve our tax reporting process and 7702 actuarial analysis; and

•	Added an Interim Chief Information Officer who will focus on enhancing our general IT controls, including required remediation and control improvements.

While the enhancements described above demonstrate a commitment to strengthening the control environment by attracting, developing and retaining competent personnel and outsourced service providers to support the achievement of the Company’s objectives, they occurred during the latter half of 2017. Management intends to take the following actions to further remediate deficiencies during 2018, including enhancing their ability to demonstrate the criteria and principles established in COSO 2013:

•	For information technology, design and implement controls related to user access, privileged access and change management processes that can operate effectively;

•	Perform baseline testing of system generated reports that are used in the operation of business process and management review controls;

•
Implement an End User Control (“EUC”) Policy, which include (i) an inventory and risk assessment of all financially relevant spreadsheets, and (ii) implementing EUC controls over the accuracy and completeness of those spreadsheets;

•	Reevaluate the design of business process and management review controls to determine the appropriate precision of those controls;

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

•
Review and enhance the design of outsourced service provider controls used to monitor processes that are outsourced to third parties, including the precision of any monitoring, business process, information technology and management review controls;

•	Enhance and deliver COSO 2013 internal control awareness training for all employees;

•	Conduct a comprehensive risk and operational risk assessment on industry and financial risks that are relevant for the Company, our products and our geographies; and

•
Reevaluate the criteria established in COSO 2013 to make further enhancements to entity-level controls in order to demonstrate that our internal controls framework addresses relevant principles and components of COSO 2013.

We believe the remediation steps outlined above have improved and will continue to improve the effectiveness of our internal control over financial reporting and our COSO 2013 framework as a whole. We will test the ongoing operating effectiveness of all new controls subsequent to implementation and consider the material weaknesses remediated after the applicable remedial controls operate effectively for a sufficient period of time.

Item 9B.   OTHER INFORMATION

None.

PART III

The information in this Part III indicated below is incorporated by reference from other sections of this Annual Report on Form 10-K or from our definitive proxy statement pursuant to General Instruction G(3) of Form 10-K. We plan to file our definitive proxy statement for our 2018 annual meeting of shareholders within 120 days after December 31, 2017.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 of this report incorporates by reference the information in our definitive proxy statement under the headings “Proposal No. 1 - Election of Directors,” “Company Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” “Shareholder Proposals and Nominations” and “Audit Committee.”

Item 11. EXECUTIVE COMPENSATION

Item 11 of this report incorporates by reference the information in our definitive proxy statement under the headings “Compensation,” “Governance” and “Compensation Committee Report.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 of this report incorporates by reference the information in our definitive proxy statement under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” and the information in this Annual Report on Form 10-K under the heading “Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 of this report incorporates by reference the information in our definitive proxy statement under the headings “Control of the Company” and “Governance.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Item 14 of this report incorporates by reference the information in our definitive proxy statement under the heading “Principal Accountants Fees and Services.”

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

To the Shareholders and the Board of Directors of Citizens, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of financial position of Citizens, Inc. and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows, for the year then ended, and the related notes and the schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2018, expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Austin, Texas
March 29, 2018

We have served as the Company’s auditor since 2017.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm - Ernst & Young LLP

To the Board of Directors and Shareholders of Citizens, Inc.:

We have audited the accompanying consolidated statement of financial position of Citizens, Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens, Inc. and subsidiaries at December 31, 2016, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Antonio, Texas
April 27, 2017

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Financial Position December 31, (In thousands)

Assets	2017	2016
Investments:
Fixed maturities available-for-sale, at fair value (cost: $935,977 and $860,473 in 2017 and 2016, respectively)	$974,609	881,668
Fixed maturities held-to-maturity, at amortized cost (fair value: $241,377 and $252,545 in 2017 and 2016, respectively)	233,961	247,004
Equity securities available-for-sale, at fair value (cost: $15,289 and $17,765 in 2017 and 2016, respectively)	16,164	18,159
Mortgage loans on real estate	195	232
Policy loans	73,735	66,672
Real estate held for investment (less $5,479 and $1,083 accumulated depreciation in 2017 and 2016, respectively)	7,416	5,919
Real estate held for sale (less $1,008 accumulated depreciation in 2016)	—	1,939
Other long-term investments	36	38
Short-term investments	—	508
Total investments	1,306,116	1,222,139
Cash and cash equivalents	46,064	35,510
Accrued investment income	19,062	17,903
Reinsurance recoverable	3,715	3,862
Deferred policy acquisition costs	167,063	167,790
Cost of customer relationships acquired	17,499	19,415
Goodwill	12,624	17,255
Other intangible assets	961	966
Deferred tax asset	50,797	76,869
Property and equipment, net	6,624	7,890
Due premiums, net (less $1,611 and $1,600 allowance for doubtful accounts in 2017 and 2016, respectively)	12,765	12,852
Prepaid expenses	251	299
Other assets	912	918
Total assets	$1,644,453	1,583,668

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Financial Position December 31, Continued (In thousands, except share amounts)

Liabilities and Stockholders' Equity	2017	2016
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,133,875	1,060,297
Annuities	73,688	69,003
Accident and health	990	1,022
Dividend accumulations	23,713	20,897
Premiums paid in advance	51,431	48,198
Policy claims payable	8,610	9,538
Other policyholders' funds	8,483	7,744
Total policy liabilities	1,300,790	1,216,699
Commissions payable	2,430	3,540
Current federal income tax payable	93,365	81,270
Payable for securities in process of settlement	—	3,061
Other liabilities	24,355	29,998
Total liabilities	1,420,940	1,334,568
Commitments and contingencies (Notes 5 and 7)
Stockholders' equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized 52,215,852 shares issued and outstanding 2017 and 2016, including shares in treasury of 3,135,738 in 2017 and 2016	259,383	259,383
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2017 and 2016	3,184	3,184
Accumulated deficit	(54,375)	(16,248)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	26,332	13,792
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	223,513	249,100
Total liabilities and stockholders' equity	$1,644,453	1,583,668

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss) Years ended December 31, (In thousands, except share amounts)

	2017		2016		2015
Revenues:
Premiums:
Life insurance		$191,342		191,254		187,686
Accident and health insurance		1,392		1,546		1,599
Property insurance		4,986		5,076		5,195
Net investment income		53,146		48,560		45,782
Realized investment gains (losses), net		518		(1,985)		(5,459)
Other income		1,243		955		1,465
Total revenues		252,627		245,406		236,268
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		82,905		81,367		78,879
Increase in future policy benefit reserves		76,029		75,881		77,060
Policyholders' dividends		6,268		6,832		10,747
Total insurance benefits paid or provided		165,202		164,080		166,686
Commissions		41,324		44,641		43,625
Other general expenses		46,388		33,356		33,287
Capitalization of deferred policy acquisition costs		(29,120)		(32,732)		(31,104)
Amortization of deferred policy acquisition costs		29,690		28,515		23,400
Amortization of cost of customer relationships acquired		2,129		2,063		2,317
Total benefits and expenses		255,613		239,923		238,211
Income (loss) before federal income tax expense		(2,986)		5,483		(1,943)
Federal income tax expense		35,141		3,514		1,200
Net income (loss)		(38,127)		1,969		(3,143)
Per Share Amounts:
Basic and diluted earnings (losses) per share of Class A common stock	$(0.77)		0.04		(0.06)
Basic and diluted earnings (losses) per share of Class B common stock	(0.38)		0.02		(0.03)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period		17,666		(1,659)		(24,217)
Reclassification adjustment for losses included in net income		546		1,974		5,415
Unrealized gains (losses) on available-for-sale securities, net		18,212		315		(18,802)
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale securities		5,672		110		(6,539)
Other comprehensive income (loss)		12,540		205		(12,263)
Total comprehensive income (loss)		$(25,587)		2,174		(15,406)

See accompanying notes to consolidated financial statements

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2017, 2016, 2015
(In thousands)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stockholders' equity
	Class A	Class B
Balance at December 31, 2014	$259,383	3,184	(15,074)	25,850	(11,011)	262,332
Comprehensive loss:
Net loss	—	—	(3,143)	—	—	(3,143)
Unrealized investment losses, net	—	—	—	(12,263)	—	(12,263)
Total comprehensive loss	—	—	(3,143)	(12,263)	—	(15,406)
Balance at December 31, 2015	259,383	3,184	(18,217)	13,587	(11,011)	246,926
Comprehensive income:
Net income	—	—	1,969	—	—	1,969
Unrealized investment gains, net	—	—	—	205	—	205
Total comprehensive income	—	—	1,969	205	—	2,174
Balance at December 31, 2016	259,383	3,184	(16,248)	13,792	(11,011)	249,100
Comprehensive loss:
Net loss	—	—	(38,127)	—	—	(38,127)
Unrealized investment gains, net	—	—	—	12,540	—	12,540
Total comprehensive income (loss)	—	—	(38,127)	12,540	—	(25,587)
Balance at December 31, 2017	$259,383	3,184	(54,375)	26,332	(11,011)	223,513

Consolidated Statements of Stockholders' Equity, Continued Years Ended December 31, 2017, 2016, 2015 (In thousands)

A summary of the number of shares of common stock of Class A, Class B and treasury stock issued is as follows:

	Common Stock		Treasury
	Class A	Class B	Stock
Balance at December 31, 2015	52,216	1,002	(3,136)
Balance at December 31, 2016	52,216	1,002	(3,136)
Balance at December 31, 2017	52,216	1,002	(3,136)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows Years Ended December 31, (In thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(38,127)	1,969	(3,143)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized (gains) losses on investments and other assets	(518)	1,985	5,459
Net deferred policy acquisition costs	570	(4,217)	(7,704)
Amortization of cost of customer relationships acquired	2,129	2,063	2,317
Depreciation	1,065	806	779
Amortization of premiums and discounts on investments	16,606	14,676	12,021
Deferred federal income tax expense (benefit)	20,687	(9,834)	3,515
Write-off of goodwill	4,631	—	—
Change in:
Accrued investment income	(1,159)	(2,497)	(1,949)
Reinsurance recoverable	147	304	259
Due premiums	87	(1,033)	(1,042)
Future policy benefit reserves	75,920	74,583	76,901
Other policyholders' liabilities	5,860	7,521	6,059
Federal income tax payable	11,808	9,287	(6,837)
Commissions payable and other liabilities	(6,753)	6,434	617
Other, net	59	224	(99)
Net cash provided by operating activities	93,012	102,271	87,153
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	1,077	20,638	—
Maturities and calls of fixed maturities, available-for-sale	74,902	56,032	75,231
Maturities and calls of fixed maturities, held-to-maturity	9,095	14,405	20,395
Purchase of fixed maturities, available-for-sale	(167,699)	(234,964)	(134,126)
Purchase of fixed maturities, held-to-maturity	—	(5,507)	(55,360)
Sale of equity securities, available-for-sale	1,940	5,100	43,163
Calls of equity securities, available-for-sale	450	822	150
Purchase of equity securities, available-for-sale	—	—	(602)
Principal payments on mortgage loans	37	362	34
Increase in policy loans, net	(7,063)	(6,506)	(6,134)
Sale of other long-term investments	3,041	37	60
Purchase of other long-term investments and real estate	—	(75)	—
Purchase of property and equipment	(1,326)	(2,214)	(590)
Sale of property and equipment	41	59	—
Maturity of short-term investments	500	256	—
Purchase of short-term investments	—	(522)	(255)
Net cash used in investing activities	(85,005)	(152,077)	(58,034)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows Years Ended December 31, Continued (In thousands)

	2017	2016	2015

Cash flows from financing activities:
Annuity deposits	$9,346	8,673	8,103
Annuity withdrawals	(6,799)	(6,184)	(5,103)
Net cash provided by financing activities	2,547	2,489	3,000
Net increase (decrease) in cash and cash equivalents	10,554	(47,317)	32,119
Cash and cash equivalents at beginning of year	35,510	82,827	50,708
Cash and cash equivalents at end of year	$46,064	35,510	82,827
Supplemental Disclosure of Operating Activities:
Cash paid during the year for income taxes	$2,675	4,061	4,522

Supplemental Disclosure of Noncash Investing and Financing Activities:

During 2017, 2016 and 2015 various fixed maturity issuers exchanged securities with book values of $4.8 million, $1.1 million and $0.1 million, respectively, for securities of equal value.

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

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA"), Citizens National Life Insurance Company ("CNLIC"), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Magnolia Guaranty Life Insurance Company ("MGLIC"), CICA Life Ltd. Bermuda, Computing Technology, Inc. ("CTI"), and Insurance Investors, Inc. ("III").  All significant inter-company accounts and transactions have been eliminated.  Citizens and its wholly-owned subsidiaries are collectively referred to as "the Company", "we," or "our."

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

Real estate held for sale represented a building we owned in Arkansas, which was sold in 2017.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method.  Dividend and interest income is recognized when earned.  Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

The Company had cash equivalents, fixed maturities and equity securities with an aggregate fair value of $9.8 million and $10.0 million at December 31, 2017 and 2016, respectively, on deposit with various state regulatory authorities to fulfill statutory requirements.

Premium Revenue and Related Expenses

Premiums on life policies are recognized as earned when due.  Due premiums on the statements of financial position are net of allowances. Premiums paid in advance on the statements of financial position are held on deposit and accrue interest at rates ranging from 2.5% to 6.0% until such time the premiums become due. Accident and health policies are recognized as revenue over the contract period on a pro rata basis.  Benefits and expenses are associated with earned premiums so as to result in the recognition of profits over the estimated lives of the contracts.  This matching is accomplished by means of a provision for future policy benefits and the capitalization and amortization of deferred policy acquisition costs.

Annuity policies, primarily flexible premium fixed annuity products, are accounted for in a manner consistent with accounting for interest bearing financial instruments.  Premium receipts are not reported as revenue, rather as deposit liabilities to annuity contracts.  The annuity products issued do not include fees or other such charges.

Deferred Policy Acquisition Costs

Acquisition costs, consisting of commissions and policy issuance, underwriting and agent convention expenses that are directly related to and vary with the successful production of new and renewal business, have been deferred.  These deferred amounts, referred to as deferred policy acquisition costs ("DAC"), are recorded as an asset on the consolidated balance sheet and amortized to income in a systematic manner, based on related contract revenues or gross profits as appropriate.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

Inherent in the capitalization and amortization of deferred policy acquisition costs are certain management judgments about what acquisition costs are deferred, the ending asset balance and the annual amortization.  Approximately 95% of our capitalized deferred acquisition costs are attributed to first year and renewal excess commissions.  The remaining 5% are attributed to costs that vary with and are directly related to the successful acquisition of new insurance business.  Those costs generally include costs related to the production, underwriting and issuance of new business.

DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing on an annual basis, or when an event occurs that might require loss recognition testing. If loss recognition or impairment is necessary, DAC would be written off to the extent that anticipated future premiums and investment income is insufficient to cover expected future policy benefits and expenses. Loss recognition testing that considers, among other things, actual experience and projected future experience calculates the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years.  The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated for recoverability using best estimate assumptions.  Management believes that our deferred policy acquisition costs and related amortization for the years ended December 31, 2017, 2016 and 2015 limits the amount of deferred costs to its estimated realizable value.  This belief is based upon the analysis performed on capitalized expenses that vary with and are directly related to the acquisition of new and renewal insurance business, utilization of the factor method and recoverability testing at the time of policy issuance and the annual loss recognition testing.

The components of deferred acquisition costs from year to year are summarized as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at beginning of period	$167,790	163,692	155,859
Capitalized	29,120	32,732	31,104
Amortized	(29,690)	(28,515)	(23,400)
Effects of unrealized (gains) losses	(157)	(119)	129
Balance at end of period	$167,063	167,790	163,692

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

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years.  The CCRA is then evaluated utilizing reasonable assumptions.  Management believes that our CCRA and related amortization is recoverable for the years ended

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

December 31, 2017, 2016 and 2015.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

Cost of customer relationships acquired relative to purchased blocks of insurance is summarized as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at beginning of period	$19,415	21,585	23,542
Acquisitions	—	—	—
Amortization	(2,129)	(2,063)	(2,317)
Change in effects of unrealized (gains) losses on CCRA	213	(107)	360
Balance at end of period	$17,499	19,415	21,585

Estimated amortization of cost of customer relationship acquired in each of the next five years and thereafter is as follows.  Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.

Amount
(In thousands)
Year:
2018	$1,619
2019	1,424
2020	1,289
2021	1,168
2022	1,060
Thereafter	11,285
17,845
Effects of unrealized (gains) losses on CCRA	(346)
Total	$17,499

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

The accrued account balance for non-traditional life insurance and investment contracts is computed as deposits net of withdrawals made by the contract holder, plus amounts credited based on contract specifications, less contract fees and charges assessed, plus any additional interest.  Annuity interest crediting rates range from 2.5% to 5.5% annually.  Benefits and expenses are charged against the account balance to recognize costs as incurred over the estimated lives of the contracts.  Expenses include interest credited to contract account balances and benefits paid in excess of contract account balances.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Unpaid claims on accident and health and specialty property insurance policies represent the estimated liability for benefit expenses, both reported but not paid and incurred but not reported to the Company.  The liability for incurred but not reported claims includes estimates for additional claim amounts due related to reported claims. Liabilities for unpaid claims are estimated using individual case basis valuations and statistical analysis.  Those estimates are subject to the effects of trends in claim severity and frequency.

Anticipated investment income is not considered in determining whether a premium deficiency exists with respect to short-duration contracts.  Premium deposits accrue interest at rates ranging from 2.5% to 6.0% per annum.  The cost of insurance is included in the premium when collected and interest is credited annually to deposit accounts.

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

The goodwill impairment test uses a two-step process as set forth under current accounting guidance.  In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of projected new business is compared to the carrying value of goodwill. A requirement of this method is that the inforce must pass loss recognition testing. If the carrying amount of the reporting unit goodwill exceeds the fair value of projected new business, an impairment loss is recognized in an amount equal to that excess. In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment. An entity will no longer perform a hypothetical purchase price allocation to measure impairment, eliminating step 2 of the goodwill impairment test. Instead, impairment will be measured using the difference of the carrying amount to the fair value of the reporting unit. The ASU is effective prospectively for annual and interim periods in fiscal year beginning after December 15, 2019, but early adoption is permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company elected to early adopt this ASU for our 2017 annual evaluation.

Management’s determination of the fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations based on assumptions that market participants would make in valuing the reporting unit. Other assumptions can include levels of economic capital, future business growth, and earnings projections.

As of December 31, 2017, the Company had goodwill of $12.6 million allocated to the Life Insurance segment.  The Company completes its annual goodwill assessment for the individual reporting units within the Life Insurance segment and Home Service Insurance segment as of December 31 each year.  We recorded an impairment of $4.6 million in 2017 in our Home Service segment. This impairment is recorded in other general expenses on the Consolidated Statement of Operations. We adjusted our discount rate used in our fair value calculation from 10% in 2016 to 12% in 2017 based upon current market inputs as well as decreasing our estimate related to long term investment earned rates from 5.85% in 2016 to 4.95% in 2017 due to the current interest environment. These revisions resulted in decreasing the fair value of this segment. We also estimated lower new business projections in our 2017 valuation based upon the lack of market share growth in this segment. There was no impairment of goodwill in 2016 or 2015 related to the Life or Home Service segment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Goodwill is summarized as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at January 1,	$17,255	17,255	17,255
Acquisition	—	—	—
Adjustments	—	—	—
Impairment	(4,631)	—	—
Balance at December 31,	$12,624	17,255	17,255

Participating Policies

At December 31, 2017 and 2016, participating business approximated 62.5% and 62.2% of direct life insurance in force, respectively.

Future policy benefits on participating policies are estimated based on net level premium reserves for death and endowment policy benefits with interest rates ranging from 3.2% to 9.0%, and the cash surrender values described in such contracts.  The scaling rate used for the 2017 portfolio ranged between 3.19% for 1 year and then going up to 4.45% over 20 years and remaining there for the duration.  Earnings and dividends on participating policies are allocated based on policies in force.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income (loss)	$(38,127)	1,969	(3,143)
Net income (loss) allocated to Class A common stock	$(37,742)	1,949	(3,112)
Net income (loss) allocated to Class B common stock	(385)	20	(31)
Net income (loss)	$(38,127)	1,969	(3,143)
Denominator:
Weighted average shares of Class A outstanding - basic and diluted	49,080	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002	1,002
Total weighted average shares outstanding - basic and diluted	50,082	50,082	50,082
Basic and diluted earnings (losses) per share of Class A common stock	$(0.77)	0.04	(0.06)
Basic and diluted earnings (losses) per share of Class B common stock	(0.38)	0.02	(0.03)

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation.  Depreciation of property and equipment is computed using the straight-line method over the useful lives of the assets, ranging from three to thirty years.

The following is a summary of property and equipment.

	December 31,
	2017	2016
	(In thousands)
Property and equipment:
Home office, land and buildings	$4,139	10,051
Furniture and equipment	3,189	2,994
Electronic data processing equipment and computer software	8,042	6,914
Automobiles	91	175
Airplane	—	3,356
Total property and equipment	15,461	23,490
Accumulated depreciation	(8,837)	(15,600)
Balance at end of period	$6,624	7,890

During August 2017, the Company relocated its home office to a different location and entered into a lease with an unrelated party. The Company's previous home office was in a building owned by a Company affiliate. During the fourth quarter of 2017, the building was reclassified in the amount of $1.6 million from property and equipment to real estate held for investment on the Consolidated Statement of Financial Position, and the Company is currently searching for tenants to lease the office space.

Lease payments at the new home office are $114,000 per month during the twelve months beginning August 1, 2017 and increase to $118,000 per month for the second year beginning August 1, 2018. After that, the Company will renegotiate with the landlord for a long term lease.

The Company sold its airplane in 2017 for a gain of $99,000, which is included in other income on the Consolidated Statement of Operations.

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

A gain contingency is an uncertain situation that will be resolved in the future, possibly resulting in a gain. We do not allow the recognition of a gain contingency prior to settlement of the underlying event. If we were to have a material gain contingency, we would disclose it in the notes to the consolidated financial statements.

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

In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment. An entity will no longer perform a hypothetical purchase price allocation to measure impairment, eliminating step 2 of the goodwill impairment test. Instead, impairment will be measured using the difference of the carrying amount to the fair value of the reporting unit. The ASU is effective prospectively for annual and interim periods in fiscal year

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

beginning after December 15, 2019, but early adoption is permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company elected to early adopt this ASU for our 2017 annual evaluation.

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

The FASB’s new lease accounting standard, ASU 2016-02, Leases (Topic 842), was issued on February 25, 2016. The ASU will require organizations that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets leased by the lessee, also known as lessor accounting, will remain largely unchanged from current U.S. GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is assessing the impact of this new standard.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), with the main objective to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. Credit losses on available-for-sale debt securities should be measured in a manner similar to current U.S. GAAP; however, the credit losses are recorded through an allowance for credit losses rather than as a write-down. This approach is an improvement to current U.S. GAAP because an entity will be able to record reversals of credit losses (in situations in which the estimate of credit losses declines) in current period net income, which in turn should align the income statement recognition of credit losses with the reporting period in which changes occur. Current U.S. GAAP prohibits reflecting those improvements in current-period earnings. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the impact this guidance will have on our consolidated financial statements, but it is not expected to have a significant impact on the Company's consolidated financial statements.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

On February 14, 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  It allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. However, the Company has chosen to not early adopt this guidance.

No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a material impact on our consolidated financial statements.

Regulatory Reform

Tax Reform

U.S. tax legislation enacted on December 22, 2017 is referred to as the Tax Cuts and Jobs Act ("New Tax Act"). The New Tax Act made fundamental changes to the U.S. Internal Revenue Code that impacted the Company.  The primary impact on our 2017 financial results was associated with the effect of reducing the U.S. statutory tax rate from 35% to 21% which required us to remeasure our deferred tax assets and liabilities using the lower rate at December 22, 2017, the date of enactment.  Other provisions of the New Tax Act that will impact us but are not effective until January 1, 2018, include, but are not limited to: 1) provisions reducing the dividends received deduction; 2) eliminating the corporate alternative minimum tax ("AMT"); 3) changing the rules regarding use of net operating losses; and 4) changing the way in which tax reserves will be measured.

Financial Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”) includes a provision to establish a Federal Insurance Office with the primary purpose of collecting information to better understand insurance issues at the federal level and to monitor the extent to which traditional underserved communities and consumers, minorities and low and moderate income persons have access to affordable insurance products.  The Dodd-Frank Act also contains provisions affecting financial institutions, credit rating agencies and other commercial and consumer businesses. The Company is monitoring the impact that the presidential administration and Congress will have on this Act.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 2: Investments

The Company invests primarily in fixed maturity securities, which totaled 89.3% of total investments and cash and cash equivalents at December 31, 2017.  Holdings in high quality fixed maturity securities rated A or higher by Standard & Poor's, Inc. totaled 75.2% of investment holdings in this category, reflecting the conservative investment philosophy of the Company.

	December 31, 2017		December 31, 2016
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands, except for %)
Fixed maturity securities	$1,208,570	89.3	$1,128,672	89.7
Equity securities	16,164	1.2	18,159	1.6
Mortgage loans	195	—	232	—
Policy loans	73,735	5.5	66,672	5.3
Real estate and other long-term investments	7,452	0.6	7,896	0.6
Short-term investments	—	—	508	—
Cash and cash equivalents	46,064	3.4	35,510	2.8
Total cash, cash equivalents and investments	$1,352,180	100.0	$1,257,649	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The cost, gross unrealized gains and losses and fair value of investments in fixed maturities and equity securities, as of December 31, 2017 and 2016, are as follows.

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$9,860	1,948	—	11,808
U.S. Government-sponsored enterprises	3,570	926	—	4,496
States and political subdivisions	550,536	18,507	1,540	567,503
Foreign governments	103	18	—	121
Corporate	370,043	20,212	1,552	388,703
Residential mortgage-backed	1,865	118	5	1,978
Total available-for-sale securities	935,977	41,729	3,097	974,609
Held-to-maturity securities:
States and political subdivisions	213,054	7,585	629	220,010
Corporate	20,907	1,118	658	21,367
Total held-to-maturity securities	233,961	8,703	1,287	241,377
Total fixed maturity securities	$1,169,938	50,432	4,384	1,215,986
Equity securities:
Stock mutual funds	$2,867	350	—	3,217
Bond mutual funds	11,880	487	—	12,367
Common stock	22	2	—	24
Redeemable preferred stock	520	42	6	556
Total equity securities	$15,289	881	6	16,164

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$9,929	2,261	—	12,190
U.S. Government-sponsored enterprises	7,639	863	—	8,502
States and political subdivisions	563,279	15,017	5,022	573,274
Foreign governments	103	23	—	126
Corporate	277,226	12,095	4,222	285,099
Commercial mortgage-backed	50	1	—	51
Residential mortgage-backed	2,247	181	2	2,426
Total available-for-sale securities	860,473	30,441	9,246	881,668
Held-to-maturity securities:
U.S. Government-sponsored enterprises	2,003	28	—	2,031
States and political subdivisions	223,966	6,916	1,599	229,283
Corporate	21,035	888	692	21,231
Total held-to-maturity securities	247,004	7,832	2,291	252,545
Total fixed maturity securities	$1,107,477	38,273	11,537	1,134,213
Equity securities:
Stock mutual funds	$2,867	79	—	2,946
Bond mutual funds	14,040	265	108	14,197
Common stock	39	3	17	25
Redeemable preferred stock	819	174	2	991
Total equity securities	$17,765	521	127	18,159

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

For fixed maturity and equity security investments that have unrealized losses as of December 31, 2017, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows.

	December 31, 2017
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$49,408	312	46	47,233	1,228	46	96,641	1,540	92
Corporate	61,071	732	39	7,651	820	10	68,722	1,552	49
Residential mortgage-backed	132	3	4	157	2	4	289	5	8
Total available-for-sale securities	110,611	1,047	89	55,041	2,050	60	165,652	3,097	149
Held-to-maturity securities:
States and political subdivisions	14,178	45	15	7,460	584	14	21,638	629	29
Corporate	—	—	—	2,169	658	2	2,169	658	2
Total held-to-maturity securities	14,178	45	15	9,629	1,242	16	23,807	1,287	31
Total fixed maturities	$124,789	1,092	104	64,670	3,292	76	189,459	4,384	180
Equity securities:
Redeemable preferred stock	$95	6	1	—	—	—	95	6	1
Total equities	$95	6	1	—	—	—	95	6	1

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

We monitor all debt and equity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews. Our impairment review, in accordance with current guidance, is performed by the Company at each reporting date and management uses its best judgment to decide if impairment is other-than-temporary.  We determine other-than-temporary impairment by reviewing relevant evidence related to the specific security issuer, as well as our intent to sell the security or whether we more likely than not will be required to sell the security before its anticipated recovery.  All securities with a market price below par were segregated and reviewed as of December 31, 2017 based upon the items above for impairment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

For fixed maturity and equity security investments that have unrealized losses as of December 31, 2016, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The amortized cost and fair value of fixed maturities at December 31, 2017 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon the final stated maturity.

	Cost or Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$44,805	45,049
Due after one year through five years	101,337	104,873
Due after five years through ten years	123,319	131,125
Due after ten years	666,516	693,562
Total available-for-sale securities	935,977	974,609
Held-to-maturity securities:
Due in one year or less	19,025	19,123
Due after one year through five years	46,497	48,014
Due after five years through ten years	46,502	48,436
Due after ten years	121,937	125,804
Total held-to-maturity securities	233,961	241,377
Total fixed maturities	$1,169,938	1,215,986

The Company had no investments in any one entity which exceeded 10% of stockholders' equity at December 31, 2017.  In addition, there were no investments that were non-income producing for the year ended December 31, 2017.

Major categories of net investment income are summarized as follows:

	Years ended December 31,
	2017	2016	2015
	(In thousands)
Investment income:
Fixed maturities	$48,164	43,637	39,570
Equity securities	708	851	2,909
Mortgage loans on real estate	11	24	36
Policy loans	5,735	5,277	4,614
Long-term investments	76	305	247
Other	68	89	53
Total investment income	54,762	50,183	47,429
Investment expenses	(1,616)	(1,623)	(1,647)
Net investment income	$53,146	48,560	45,782

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Proceeds and gross realized gains and losses from sales of fixed maturities available-for-sale for 2017, 2016 and 2015 are summarized as follows:

	Years ended December 31,
	2017	2016	2015
	(In thousands)
Proceeds	$1,077	20,638	—
Gross realized gains	$19	1,487	—
Gross realized losses	$16	—	—

In 2017, SPLIC sold one bond from the available for sale portfolio for cash flow purposes and SPFIC sold three bonds. In 2016, SPLIC sold eleven bonds from their available-for-sale portfolio to generate funds to pay the extraordinary dividend to CICA. These sales produced proceeds of $20.6 million and realized gains of $1.5 million. In 2015, there were no sales of fixed maturities available-for-sale. There were no securities sold from the held-to-maturity portfolio in 2017, 2016 or 2015. The Company uses specific identification for securities sold.

Proceeds and gross realized gains and losses from sales of equity securities for 2017, 2016 and 2015 are summarized as follows:

	Years ended December 31,
	2017	2016	2015
	(In thousands)
Proceeds	$1,940	5,100	43,163
Gross realized gains	$—	291	634
Gross realized losses	$30	35	599

In 2017, the Company sold one bond mutual fund, which had been previously impaired, that resulted in a net loss of $30,000. All mutual funds are considered common stocks for regulatory accounting purposes and the RBC charge for stocks is extremely high. In 2016, five equity and bond mutual funds were sold that resulted in a net gain of $256,000 due to regulatory accounting considerations. During 2015, six equity and bond mutual funds were sold resulting in a net gain of $35,000 due to circumstances that arose based on the current environment and due to the fact that they were shorter duration funds.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Realized investment gains (losses) are as follows:

	Years ended December 31,
	2017	2016	2015
	(In thousands)
Realized investment gains (losses):
Sales, calls and maturities:
Fixed maturities	$(506)	2,024	(111)
Equity securities	121	303	37
Real estate	1,110	—	—
Net realized gains (losses)	725	2,327	(74)
Other-than-temporary impairments ("OTTI")
Fixed maturities	—	(3,970)	(2,998)
Equity securities	(207)	(342)	(2,387)
Realized loss on OTTI	(207)	(4,312)	(5,385)
Net realized investment gains (losses)	$518	(1,985)	(5,459)

During 2017, the Company sold its Markham building in Little Rock, Arkansas for a gross sales price of $3.25 million, resulting in a gain on sale of $1.1 million.

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

Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker prices utilizing significant inputs not based on, or corroborated by, readily available market information.  We have no level 3 assets as of December 31, 2017.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	December 31, 2017
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$11,808	4,496	—	16,304
States and political subdivisions	—	567,503	—	567,503
Corporate	—	388,703	—	388,703
Residential mortgage-backed	—	1,978	—	1,978
Foreign governments	—	121	—	121
Total fixed maturities	11,808	962,801	—	974,609
Equity securities:
Stock mutual funds	3,217	—	—	3,217
Bond mutual funds	12,367	—	—	12,367
Common stock	24	—	—	24
Redeemable preferred stock	556	—	—	556
Total equity securities	16,164	—	—	16,164
Total financial assets	$27,972	962,801	—	990,773

	December 31, 2016
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,190	8,502	—	20,692
States and political subdivisions	—	573,274	—	573,274
Corporate	—	285,099	—	285,099
Commercial mortgage-backed	—	—	51	51
Residential mortgage-backed	—	2,426	—	2,426
Foreign governments	—	126	—	126
Total fixed maturities	12,190	869,427	51	881,668
Equity securities:
Stock mutual funds	2,946	—	—	2,946
Bond mutual funds	14,197	—	—	14,197
Common stock	25	—	—	25
Redeemable preferred stock	991	—	—	991
Total equity securities	18,159	—	—	18,159
Total financial assets	$30,349	869,427	51	899,827

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At December 31, 2017, the fixed maturities, valued using a third-party pricing source, totaled $962.8 million for Level 2 assets and comprised 97.2% of total reported fair value.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding.  The Level 1 and Level 2 valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models, other third party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third party pricing models and review model parameters for reasonableness.  For the period ended December 31, 2017, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

There were no transfers made between Levels 1 and 2 securities at December 31, 2017 or 2016.

Equity securities, available-for-sale.  Fair values of these securities are based upon quoted market price and are classified as Level 1 assets.

The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

	December 31,
	2017	2016
	(In thousands)
Beginning Balance at January 1,	$51	145
Total realized and unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income	—	(4)
Principal paydowns	(51)	(90)
Transfer in and (out) of Level 3	—	—
Ending Balance at December 31,	$—	51

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

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$233,961	241,377	247,004	252,545
Mortgage loans	195	228	232	269
Policy loans	73,735	73,735	66,672	66,672
Short-term investments	—	—	508	508
Cash and cash equivalents	46,064	46,064	35,510	35,510
Financial liabilities:
Annuities - investment contracts	$55,035	57,575	50,952	52,173

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential properties and commercial properties.  Weighted average interest rates for these loans were approximately 6.6% and 6.8% per year, as of December 31, 2017 and 2016, respectively, with maturities ranging from 21 to 25 years.  Management estimated the fair value using an annual interest rate of 6.25% at December 31, 2017 and 2016. Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans have a weighted average annual interest rate of 7.7% as of December 31, 2017 and 2016, respectively, and have no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheet.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies that we have in force and cannot be valued separately and are not marketable. Therefore, the fair value approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximate carrying value due to their short-term nature. Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 instruments, was estimated at December 31, 2017 using discounted cash flows based upon a swap rate curve with interest rates ranging from 1.84% to 3.34% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 4: Policy Liabilities and Short Duration Contracts

Various assumptions used to determine the future policy benefit reserves of life insurance include the following:  a) valuation interest rates; b) mortality assumptions; and c) withdrawals.

The following table presents information on changes in the liability for life, accident and health and property policy and contract claims for the years ended December 31, 2017, 2016 and 2015.

	Years ended December 31,
	2017	2016	2015
	(In thousands)
Policy claims payable at January 1	$9,538	9,653	9,560
Less: reinsurance recoverable	407	543	950
Net balance at January 1	9,131	9,110	8,610
Add claims incurred, related to:
Current year	25,036	26,000	26,911
Prior years	(209)	(493)	(197)
	24,827	25,507	26,714
Deduct claims paid, related to:
Current year	18,037	18,681	19,584
Prior years	7,678	6,805	6,630
	25,715	25,486	26,214
Net balance December 31	8,243	9,131	9,110
Plus: reinsurance recoverable	367	407	543
Policy claims payable, December 31	$8,610	9,538	9,653

The Company experienced favorable development in 2017 of $209,000 and favorable development in 2016 of $493,000. No unusual claims or trends have been noted.

Short Duration Contracts

The Company's short duration contracts consist of credit life and credit disability in the Life segment and property insurance in the Home Service segment. The credit insurance lines are an immaterial part of short duration contracts so the following disclosures cover only the property insurance line of business in the Home Service segment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Special Property Insurance (Allied and Fire)

The following table presents incurred claims development as of December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts. This information is presented for the last five years as these claims rarely pay out over a longer period of time. Claims data for 2013 through 2015 is supplementary information to the consolidated financial statements and is unaudited.

						As of December 31, 2017
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance					Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Years ended December 31,
Accident Year	2013	2014	2015	2016	2017
($ In thousands)	(Unaudited)
2013	$2,058	1,977	1,970	1,964	1,964	—	328
2014		1,744	1,650	1,575	1,570	—	254
2015			1,777	1,731	1,692	4	358
2016				2,071	2,096	6	531
2017					1,761	210	555
Total					$9,083

The following table presents paid claims development as of December 31, 2017, net of reinsurance. Claims data for 2013 through 2015 are unaudited.

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years ended December 31,
Accident Year	2013	2014	2015	2016	2017
(In thousands)	(Unaudited)
2013	$1,751	1,964	1,964	1,964	1,964
2014		1,361	1,556	1,560	1,560
2015			1,410	1,637	1,638
2016				1,680	2,061
2017					1,359
Total					$8,582
All outstanding liabilities before 2013, net of reinsurance					$—
Liabilities for claims and claim adjustment expenses, net of reinsurance					$501

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

	Year Ended December 31,
	2017	2016
	(In thousands)
Net outstanding liabilities
Special property	$501	500
Other short-duration insurance lines	72	43
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	573	543

Reinsurance recoverable on unpaid claims
Special property	—	—
Other insurance lines	261	340
Total reinsurance recoverable on unpaid claims	261	340

Insurance lines other than short duration	7,776	8,655

Total gross liability for unpaid claims and claim adjustment expenses	$8,610	9,538

The following is supplementary information to the consolidated financial statements about average historical claims duration as of December 31, 2017.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Years	1	2	3	4	5

Special Property	83.30%	13.68%	0.10%	—%	—%

Note 5: Reinsurance

In the normal course of business, the Company reinsures portions of certain policies that we underwrite to limit disproportionate risks.  During 2017 and 2016, we retained varying amounts of individual insurance up to a maximum retention of $100,000 on any life.  The Company also reinsures 100% of our accidental death benefit rider coverage.  Catastrophe reinsurance is in place for our property policies.  In 2017 and 2016, this reinsurance provided $10,000,000 of coverage above a $500,000 deductible.  Our health insurance policies are substantially all reinsured on a 100% coinsurance basis.  We remain contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  We obtain reinsurance from multiple reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers. The ratings by A.M. Best Company range from A+ (Superior) to B+ (Good).  To protect our position, we have established and funded a trust to cover the contingent liabilities related to accident and health reinsurance ceded to Unified Life Insurance Company, which represents $27,000 of the $3.7 million of reinsurance recoverable at December 31, 2017.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Assumed and ceded life reinsurance activity as of December 31, 2017 and 2016 is summarized as follows:

	At December 31,
	2017	2016
	(In thousands)
Aggregate assumed life insurance in force	$5,564	22,915
Aggregate ceded life insurance in force	$(503,685)	(522,821)
Net life insurance in force	$4,469,735	4,497,735

The Company's reinsurance recoveries on ceded reinsurance were $3.7 million in 2017 and $3.9 million in 2016.  Premiums, claims and surrenders assumed and ceded for all lines of business for these years are summarized as follows:

	Years ended December 31,
	2017	2016	2015
	(In thousands)
Premiums from short-duration contracts:
Direct	$6,933	6,927	7,223
Assumed	—	—	—
Ceded	(781)	(828)	(873)
Net premiums earned	6,152	6,099	6,350
Premiums from long-duration contracts:
Direct	193,778	194,147	190,114
Assumed	142	151	353
Ceded	(2,352)	(2,521)	(2,337)
Net premiums earned	191,568	191,777	188,130
Total premiums earned	$197,720	197,876	194,480
Claims and surrenders assumed	$247	237	414
Claims and surrenders ceded	$(946)	(877)	(1,013)

SPFIC has catastrophe reinsurance that covers the first event in excess of a $500,000 deductible up to $10.0 million.  In consideration for a reinstatement premium, second event coverage is provided in excess of a $500,000 deductible up to $10.0 million.  The annual premium was approximately $0.8 million in 2017 and 2016 and $0.9 million in 2015.

Note 6: Stockholders' Equity and Restrictions

The two classes of our common stock are equal in all respects, except (a) each Class A share is entitled to receive twice the cash dividends paid on a per share basis to the Class B common stock, if any; and (b) the Class B common stock has the exclusive right to elect a simple majority of the Board of Directors of Citizens and the Class A common stock elects the remaining directors.

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

	Years ended December 31,
	2017	2016
Combined Statutory Stockholders' Equity	(In thousands)

Life insurance operations	$28,101	28,009
Property insurance operations	7,029	6,863
Total statutory equity	$35,130	34,872

	Years ended December 31,
	2017	2016	2015
Combined Statutory Net Income (Loss)	(In thousands)

Life insurance operations	$4,179	11,987	(7,972)
Property insurance operations	152	401	607
Total statutory net income (loss)	$4,331	12,388	(7,365)

Generally, the net assets of the insurance subsidiaries available for transfer to their immediate parent are limited to the greater of the subsidiary net gain from operations during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities.  Under these practices, total surplus at December 31, 2017 was $32.0 million and net gain from operations was $5.8 million for CICA.  Based upon statutory net gain from operations and surplus of CICA as of and for the year ended December 31, 2017, a dividend of approximately $5.8 million could be paid to the Company without prior regulatory approval in 2018.  Payments of dividends in excess of such amounts would generally require approval by regulatory authorities.

CICA, CNLIC, SPLIC, MGLIC and SPFIC have calculated their risk based capital ("RBC") in accordance with the National Association of Insurance Commissioners' Model Rule and the RBC rules as adopted by their respective states of domicile. All insurance subsidiaries exceeded RBC minimum levels at December 31, 2017.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 7: Commitments and Contingencies

Qualification of Life Products

As of December 31, 2014, we reported that a portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Section 7702 of the Internal Revenue Code ("IRC") of 1986. This tax code section allows for qualifying products sold to clients to have favorable tax treatment such as the product's inside build up is not taxable, unless distributions are made. Because these policies were sold with the intention that they would qualify for this favorable tax treatment, holders of these policies and the Company may now be subject to additional tax liabilities. The policies at issue were sold most substantially to non-U.S. citizens residing abroad and to a lesser extent domestically. Based upon a review of the options available to the Company, we have determined we will not remediate our endowments and life products that we have sold to non-U.S. citizens but will propose an offer to the IRS to settle potential liabilities. We do intend to remediate the domestic products we have sold to U.S. citizens. Accordingly, we submitted an offer to enter into a Closing Agreement for CICA and CNLIC in May 2017. We have not received a response from the IRS on this submission. In addition, as part of our continuing review, we determined in July 2015 that certain annuity contracts do not contain qualifying language under IRC 72(s) as intended that would have provided for favorable tax treatment of the annuities. This issue affects both our domestic and international contract holders. We generally endorsed affected domestic annuity contracts to comply with the Code in December 2017 and intend to submit a Closing Agreement offer in 2018 to address past non-compliance. The Company has continued to refine the understanding of the tax failures as previously reported by preparing an individual policy calculation and has reflected the related exposure for the current reporting period as noted below. Failure of these policies to qualify under IRC Sections 7702 and 72(s) has resulted in additional liabilities and expenses as described below. The products have been and continue to be appropriately reported under U.S. GAAP for financial reporting.

The failure of these policies to qualify under Sections 7702 and 72(s) results in an estimated liability as of December 31, 2017 of $12.3 million, after tax, related to projected IRS toll charges and fees of $12.0 million and reserves increases to bring policies into compliance totaling $0.3 million. The estimated liability at December 31, 2017 is down $2.1 million from the estimated liability at December 31, 2016 of $14.4 million, after tax, due to a continued refinement of our estimate and additional accrued interest charges. The probability weighted range of financial estimates relative to this issue is $5.9 million to $48.2 million, after tax. This estimated range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The estimated liability and the estimated range will be updated as we continue to refine our estimates. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of the toll charge for non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved by the Company is insufficient to meet the actual amount of our liability and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operations may be materially adversely affected. Management believes that based upon current information we have recorded the best estimate liability to date.

Accruals for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The process of determining our best estimate and the estimated range was a complex undertaking including insight from external consultants and involved management’s judgment based upon a variety of factors known at the time. Additional costs will be incurred in 2018 associated with these issues and we believe these costs will range from $1.0 million to $2.0 million, but due to the uncertainty of actions we cannot reasonably estimate these costs with any reliability. Actual amounts incurred may exceed this estimate and will be recorded as they become probable and can be reasonably estimated.

Litigation and Regulatory Actions

On or about March 16, 2017, Juan Gamboa filed a putative class action lawsuit against the Company and five of its current and former directors and executive officers in the United States District Court, Western District of Texas. The lawsuit alleges the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and/or misleading statements, as well as failing to disclose material adverse facts about the Company’s business, operations and prospects.  On May 25, 2017, the court appointed lead plaintiffs, and

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

on July 31, 2017, the lead plaintiffs filed an amended complaint. The amended complaint seeks an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company’s common stock between March 11, 2015 and March 8, 2017, inclusive.  On September 28, 2017, we filed a motion to dismiss, which remains pending before the court. The Company believes that the lawsuit is without merit, and it intends to vigorously defend against all claims asserted.  At this time, the Company is unable to reasonably determine the outcome of this litigation.

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

As disclosed in prior periods, the legal and regulatory actions facing the company include those relating to compliance with U.S. federal securities laws. Specifically, the Company has been the subject of an investigation by the Securities and Exchange Commission (“SEC”), which appears to be focused on the Company’s internal control over financial reporting and disclosure controls and procedures in light of the Company’s determination in 2015 that a portion of the life insurance and annuity policies issued by its subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code of 1986. There have been no allegations of fraud presented by the SEC. We have cooperated fully with the investigation and expect that the matter will be resolved soon, although we cannot predict the timing of a resolution or the ultimate outcome of the investigation. The Company does not believe it is reasonably possible that resolution of this matter could result in a material loss to the Company.

Unclaimed Property Contingencies
The Company was informed in 2012 by the Louisiana Department of Treasury, Arkansas Auditor of State and the Texas State Comptroller, that they authorized an audit of Citizens, Inc. and its affiliates for compliance with unclaimed property laws. This audit is being conducted by Verus Financial LLC on behalf of the states. This audit is not an active audit and there has been no activity relative to this audit for several years.

If the external audit was performed it could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company's procedures for the identification and escheatment of abandoned property.  The Company believes additional escheatment of funds in Arkansas or Texas will not be material to our financial condition or results of operations. However, additional escheatment of funds in Louisiana, which may subsequently be deemed abandoned under the Louisiana Department of Treasury’s audit, could be substantial for SPLIC if the Louisiana Department of Treasury chooses to disregard recent court decisions regarding unclaimed property litigation in favor of the insurance industry. At this time, the Company is not able to estimate any of these possible amounts.

We have the following operating lease commitments as of December 31, 2017 with the payments due by the periods indicated below.

Lease Commitments
(In thousands)
Less than 1 year	$1,858
1 year to 3 years	2,829
3 years to 5 years	173
More than 5 years	—
Total	$4,860

Operating lease expense was $1.1 million for the year ended December 31, 2017 and $0.6 million for the years ended December 31, 2016 and 2015.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 8: Segment and Other Operating Information

The Company has two reportable segments:  Life Insurance and Home Service Insurance. The Life Insurance and Home Service portions of the Company constitute separate businesses. In addition to the Life Insurance and Home Service business, the Company also operates other non-insurance portions of the Company, which primarily includes the Company’s IT and Corporate-support functions, which is included in the table presentation below to properly reconcile the segment information with consolidated financial statements of the Company.

The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those described in the summary of significant account policies.  We evaluate profit and loss performance based on U.S. GAAP net income before federal income taxes for our reportable segments.

The Company's Other Non-insurance operations is the only difference between segments and reported consolidated operations.

	Year ended December 31, 2017
	Life Insurance	Home Service	Other Non-Insurance Operations	Consolidated
	(In thousands)
Revenues:
Premiums	$150,708	47,012	—	197,720
Net investment income	38,578	13,132	1,436	53,146
Realized investment gains (losses), net	(461)	979	—	518
Other income	1,061	3	179	1,243
Total revenue	189,886	61,126	1,615	252,627
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	60,393	22,512	—	82,905
Increase in future policy benefit reserves	70,783	5,246	—	76,029
Policyholders' dividends	6,226	42	—	6,268
Total insurance benefits paid or provided	137,402	27,800	—	165,202
Commissions	25,760	15,564	—	41,324
Other general expenses	18,597	23,395	4,396	46,388
Capitalization of deferred policy acquisition costs	(23,157)	(5,963)	—	(29,120)
Amortization of deferred policy acquisition costs	25,295	4,395	—	29,690
Amortization of cost of customer relationships acquired	595	1,534	—	2,129
Total benefits and expenses	184,492	66,725	4,396	255,613
Income (loss) before income tax expense	$5,394	(5,599)	(2,781)	(2,986)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	Year ended December 31, 2016
	Life Insurance	Home Service	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$151,195	46,681	—	197,876
Net investment income	33,350	13,705	1,505	48,560
Realized investment losses, net	(1,685)	(300)	—	(1,985)
Other income	882	5	68	955
Total revenue	183,742	60,091	1,573	245,406
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	58,440	22,927	—	81,367
Increase in future policy benefit reserves	71,373	4,508	—	75,881
Policyholders' dividends	6,774	58	—	6,832
Total insurance benefits paid or provided	136,587	27,493	—	164,080
Commissions	29,235	15,406	—	44,641
Other general expenses	14,284	15,252	3,820	33,356
Capitalization of deferred policy acquisition costs	(26,742)	(5,990)	—	(32,732)
Amortization of deferred policy acquisition costs	24,428	4,087	—	28,515
Amortization of cost of customer relationships acquired	559	1,504	—	2,063
Total benefits and expenses	178,351	57,752	3,820	239,923
Income (loss) before income tax expense	$5,391	2,339	(2,247)	5,483

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	Year ended December 31, 2015
	Life Insurance	Home Service	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$147,832	46,648	—	194,480
Net investment income	30,206	14,063	1,513	45,782
Realized investment losses, net	(3,873)	(1,586)	—	(5,459)
Other income	1,008	86	371	1,465
Total revenue	175,173	59,211	1,884	236,268
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	55,912	22,967	—	78,879
Increase in future policy benefit reserves	73,259	3,801	—	77,060
Policyholders' dividends	10,695	52	—	10,747
Total insurance benefits paid or provided	139,866	26,820	—	166,686
Commissions	28,336	15,289	—	43,625
Other general expenses	16,345	13,349	3,593	33,287
Capitalization of deferred policy acquisition costs	(25,268)	(5,836)	—	(31,104)
Amortization of deferred policy acquisition costs	20,025	3,375	—	23,400
Amortization of cost of customer relationships acquired	641	1,676	—	2,317
Total benefits and expenses	179,945	54,673	3,593	238,211
Income (loss) before income tax expense	$(4,772)	4,538	(1,709)	(1,943)

The table below summarizes assets by segment.

	December 31,
	2017	2016
	(In thousands)
Assets:
Life Insurance	$1,191,051	1,130,288
Home Service Insurance	377,578	374,986
Other Non-Insurance Operations	75,824	78,394
Total assets	$1,644,453	1,583,668

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Major categories of earned premiums are summarized as follows:

	Years ended December 31,
	2017	2016	2015
	(In thousands)
Premium income:
Ordinary life	$191,342	191,226	187,479
Group life	—	28	207
Accident and health	1,392	1,546	1,599
Property	4,986	5,076	5,195
Total premium income	$197,720	197,876	194,480

Geographic Information

The following table sets forth the Company's annual total of earned premiums from geographic area for the years indicated:

	Years ended December 31,
	2017	2016	2015
	(In thousands)
Area:
United States	$54,737	54,430	54,753
Colombia	29,200	29,643	27,589
Venezuela	27,997	31,107	31,948
Taiwan	19,535	18,590	18,031
Ecuador	16,440	15,456	15,527
Brazil	11,088	9,856	8,960
Other foreign countries	41,714	41,992	40,529
Net reinsurance	(2,991)	(3,198)	(2,857)
Total	$197,720	197,876	194,480

Note 9: Income Taxes

Due to the reduced statutory tax rate under the New Tax Act, we were required to remeasure our deferred tax assets and liabilities using the lower rate at December 22, 2017, the date of enactment. This re-measurement resulted in a reduction of net deferred tax assets of $35.7 million, which includes a $4.8 million benefit related to deferred taxes previously recognized in accumulated other comprehensive income. In accordance with the SEC's Staff Accounting Bulletin No. 118 ("SAB 118"), the Company has recorded provisional amounts related to the impacts of the New Tax Act, including but not limited to the change in corporate tax rate and immediate expensing of certain capital assets.  The amounts are considered provisional estimates due to complexities and ambiguities in New Tax Act which resulted in incomplete accounting for the tax effects of these provisions. Further guidance, either legislative or interpretive, and analysis will be required to complete the accounting for these items. A final determination is required to be made within a measurement period not to extend beyond one year from the enactment date of the New Tax Act.  No other provisions of the New Tax Act had a significant impact on our 2017 income tax provisions.

Our federal income tax expense was $35.1 million, $3.5 million and $1.2 million in 2017, 2016 and 2015, respectively.  This represents effective tax rates of (1,176.9)%, 64.1% and (61.8)%, respectively. The high negative effective tax rate in 2017 was primarily related to remeasurement under the New Tax Act reform which went into effect on December 22, 2017. The high effective rate in 2016 and 2015 was primarily due to the effect of our uncertain tax position and the nondeductible costs to remediate our tax compliance issues.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The Company holds no valuation allowance in other comprehensive income at December 31, 2017 or 2016.

A reconciliation of federal income tax expense computed by applying the federal income tax rate of 35% in 2017, 2016 and 2015 to income (loss) before federal income tax expense is as follows:

	Years Ended December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
	(In thousands)
Expected tax expense (benefit)	$(1,045)	35.0%	$1,919	35.0%	$(680)	35.0%
Release of valuation allowance previously held in other comprehensive income	—	—	—	—	(42)	2.2
Taxable stock sales	—	—	263	4.8	—	—
Tax-exempt interest and dividends-received deduction	(360)	12.1	(553)	(10.1)	(746)	38.4
Adjustment of prior year taxes	68	(2.3)	29	0.5	(317)	16.3
Effect of graduated rates	(140)	4.7	(57)	(1.0)	(71)	3.7
Effect of uncertain tax position	(355)	11.9	1,672	30.5	1,890	(97.3)
Nondeductible costs to remediate tax compliance issue	(384)	12.9	241	4.4	1,152	(59.3)
Tax reform re-measurement	35,718	(1,196.2)	—	—	—	—
Goodwill impairment	1,621	(54.3)	—	—	—	—
Other	18	(0.7)	—	—	14	(0.8)
Total income tax expense	$35,141	(1,176.9)%	$3,514	64.1%	$1,200	(61.8)%

Income tax expense consists of:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Current	$14,454	13,348	(2,315)
Deferred	20,687	(9,834)	3,515
Total income tax expense	$35,141	3,514	1,200

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The components of deferred federal income taxes are as follows:

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Future policy benefit reserves	$78,372	123,101
Net operating and capital loss carryforwards	485	—
Accrued expenses	65	104
Investments	6,002	6,837
State income tax credits	—	119
Other	276	56
Total gross deferred tax assets	85,200	130,217
Deferred tax liabilities:
Deferred policy acquisition costs, cost of customer relationships acquired and intangible assets	(25,518)	(44,709)
Unrealized gains on investments available-for-sale	(8,297)	(7,556)
Accrued policyholder dividends	(441)	(815)
Other	(147)	(268)
Total gross deferred tax liabilities	(34,403)	(53,348)
Net deferred tax asset	$50,797	76,869

A summary of the changes in the components of deferred federal and state income taxes is as follows:

	December 31,
	2017	2016
	(In thousands)
Deferred federal and state income taxes:
Balance January 1,	$76,869	67,145
Deferred tax benefit	(20,687)	9,834
Investments available-for-sale	(5,570)	(128)
Effects of unrealized gains on DAC, CCRA and reserves	(103)	18
Reclassification of MGLIC NOL from current taxes payable	288	—
Balance December 31,	$50,797	76,869

MGLIC, who is not eligible to join the Company's consolidated tax return until 2020, had a $1.2 million net operating loss carryforward at December 31, 2017, which begin expiring in 2032.

The Company and our subsidiaries had $1.1 million of capital loss carryforwards at December 31, 2017, which will expire, if unused, in 2022.

At December 31, 2017 and 2016, we determined that as a result of our taxable income in carryback periods, tax planning strategies, and the expected reversal of existing deferred tax liabilities, it was more likely than not that the deferred tax assets would be realized.

The Company recognizes only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

A reconciliation of unrecognized tax benefits is as follows:

	Years ended December 31,
	2017	2016	2015
	(In thousands)

Balance at January 1,	$85,762	78,079	81,459
Additions based on tax positions related to the current year	7,384	3,546	3,608
Additions for tax positions of prior years	2,685	4,706	1,570
Reductions for tax positions of prior years	—	(569)	(8,558)
Balance December 31,	$95,831	85,762	78,079

This unrecognized tax benefit is reported net in current federal income tax payable in the Consolidated Statements of Financial Position. Included in these amounts is $6.5 million, $5.7 million and $3.5 million of interest expense with respect to unrecognized tax benefit as of December 31, 2017, 2016 and 2015, respectively.

None of the Company’s unrecognized tax benefits at December 31, 2017 would affect the effective tax rate if recognized. The Company does not believe there is a reasonable possibility the total amount of uncertain tax benefits will significantly increase or decrease in the next twelve months.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.  In the Consolidated Statements of Comprehensive Income (Loss), the amount of interest expense recorded was $0.8 million, $2.2 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company's Federal income tax return is filed on a consolidated basis with the following entities:

Citizens, Inc.
CICA Life Insurance Company of America
Security Plan Life Insurance Company
Security Plan Fire Insurance Company
Computing Technology, Inc.
Insurance Investors, Inc.
Citizens National Life Insurance Company

Magnolia Guaranty Life Insurance Company files its Federal income tax return on a stand-alone basis as it is not eligible to join the consolidated group until 2020. CICA Life Ltd., a Bermuda company, is a newly established entity and will file separate tax reporting.

The method of allocation among companies is subject to a written tax sharing agreement, approved by the Board of Directors, whereby allocation is made primarily on a separate return basis with current credit for any net operating losses or other items utilized in the consolidated tax return.  Intercompany tax balances are settled quarterly.

The Company and our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various U.S. states.  None of our subsidiaries are subject to examination by U.S. tax authorities for years prior to 2014.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 10: Other Comprehensive Income (Loss)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 31.1% in 2017 due to the reduced statutory tax rate under the new tax act, and 35% in 2016 and 2015, as indicated below.

	Amount	Tax Effect	Amount
	(In thousands)
Year ended December 31, 2017
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$17,374	(5,379)	11,995
Reclassification adjustment for (gains) losses included in net income	546	(191)	355
Effects on DAC and CCRA	292	(102)	190
Other comprehensive income (loss)	$18,212	(5,672)	12,540
Year ended December 31, 2016
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(1,608)	563	(1,045)
Reclassification adjustment for (gains) losses included in net income	1,974	(691)	1,283
Effects on DAC and CCRA	(51)	18	(33)
Other comprehensive income (loss)	$315	(110)	205
Year ended December 31, 2015
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(24,545)	8,591	(15,954)
Reclassification adjustment for (gains) losses included in net income	5,415	(1,895)	3,520
Effects on DAC and CCRA	328	(115)	213
Change in tax valuation allowance	—	(42)	(42)
Other comprehensive income (loss)	$(18,802)	6,539	(12,263)

Note 11: Benefit Plans

The Company sponsors a defined contribution profit-sharing plan.  Employees with one year of service can participate.  Contributions are made at the discretion of the Board of Directors and are subject to a tiered vesting schedule.  There were no employer contributions to the plan in 2017, 2016 and 2015.  The plan does not permit employee contributions.

The Company introduced an employer-sponsored 401(k) plan to all eligible employees, effective March 1, 2016. This is an additional benefit offered to employees, which supplements the defined contribution profit-sharing plan which was already in existence.  Employees with one year of service can participate in the new plan.  Contributions are made by employees and the Company provides a matching contribution based upon the employee's level of contribution. The Company's expense related to the new 401(k) plan was $0.7 million and $0.5 million in 2017 and 2016, respectively. On the effective date, the Company's defined contribution profit-sharing plan was merged into the 401(k) plan and it became the Citizens, Inc. 401(k) Retirement and Profit Sharing Plan. Although merged, the profit sharing plan remains a separate and distinct employee benefit for eligible employees.

The Company is primarily self-insured for employee health benefits.  The Company records its self-insurance liability based on an estimate of claims incurred but not yet reported.  There is stop-loss coverage for amounts in excess of $100,000 per individual per year.  If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 12: Related Party Transactions

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. There were no changes related to these relationships during the year ended December 31, 2017.

In 2017, Citizens made a $5.0 million capital contribution to CICA. In the third quarter of 2017, Citizens contributed $250,000 to CICA Life Ltd. to capitalize a newly formed Bermuda entity, SPLIC contributed $250,000 in capital to MGLIC, and SPLIC declared a dividend payable to CICA of $395,000 which will be paid in 2018.

Note 13: Quarterly Financial Information (Unaudited)

The following table contains selected unaudited financial data for each quarter.

	Fourth Quarter (a)	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share amounts)
2017
Revenues	$67,863	64,331	60,852	59,581
Benefits and expenses	76,998	61,221	58,756	58,638
Federal income tax expense (benefit)	35,069	(339)	1,524	(1,113)
Net income (loss)	(44,204)	3,449	572	2,056
Net income (loss) available to common shareholders	(44,204)	3,449	572	2,056
Basic & Diluted earnings (losses) per share of Class A common stock	(0.89)	0.07	0.01	0.04
Basic & Diluted earnings (losses) per share of Class B common stock	(0.44)	0.03	0.01	0.02
(a) Federal income tax expense (benefit), Net income (loss) and Basic and Diluted earnings (loss) per share reflect the effects of the new tax reform re-measurement of $35.7 million. Net income (loss) and Basic and Diluted earnings (loss) per share also reflect the effects of the goodwill impairment of $4.6 million.  For more information, please refer to Note 1 and Note 9.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share amounts)
2016
Revenues	$67,903	61,741	61,237	54,525
Benefits and expenses	68,277	57,134	58,678	55,834
Federal income tax expense (benefit)	(490)	1,845	1,077	1,082
Net income (loss)	116	2,762	1,482	(2,391)
Net income (loss) available to common shareholders	116	2,762	1,482	(2,391)
Basic & Diluted earnings (losses) per share of Class A common stock	—	0.06	0.03	(0.05)
Basic & Diluted earnings (losses) per share of Class B common stock	—	0.03	0.01	(0.02)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 14: Subsequent Event

In January 2018, the Company's Board of Directors approved awards of Restricted Stock Units under the Citizens Inc. Omnibus Incentive Plan for non-employee directors and the executive management team totaling $10,500 per director and $976,000 in total to the executive management team. The grant date was February 15, 2018 with a one year vesting schedule for the directors and a two year vesting schedule for the executive management team. In addition, the Board also approved equity grants for 2018 not to exceed $1.2 million for other employees with a delegation to the CEO to determine the value to be awarded.

Note 15: Correction of Immaterial Errors and Reclassification of Certain Amounts

Correction of Immaterial Errors
In the course of preparing its consolidated financial statements for the year ended December 31, 2016, the Company identified immaterial errors in its previously filed financial statements. The errors were in the Company’s accounting for DAC and future policy benefits in the life insurance segment and several other immaterial errors in our other two segments.
Two of the errors were discovered in connection with the Company’s ongoing conversion of its actuarial valuation from a third party service provider to an actuarial valuation modeling software system purchased from a vendor. The errors in valuing DAC and future policy benefits caused the Company to understate amortization of DAC over several years and to overstate the increase in future policy benefit reserves during the same periods, resulting in an overstatement of DAC of $0.3 million and an overstatement of future policy benefits of $7.9 million at December 31, 2015. There were several other immaterial errors that resulted in negligible impact at December 31, 2015. Correcting the errors resulted in a reduction in the Company’s net losses of $0.4 million in 2015.
The Company assessed the materiality of these errors on its previously reported annual financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and determined that the errors were immaterial to each of the previously reported periods. However, the Company determined that the adjustment to correct the error, if recorded in 2016 operating results, would materially misstate the 2016 financial statements. Accordingly, we are correcting the errors by restating the prior period information, and therefore have revised the Consolidated Statement of Financial Position as of December 31, 2015, the Consolidated Statements of Operations and Comprehensive Income (Loss), the Consolidated Statements of Stockholders’ Equity and the Consolidated Statements of Cash Flows for the years ended December 31, 2015.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The line item effects of these immaterial error corrections are detailed below.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule II Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Balance Sheets

	At December 31,
	2017	2016
	(In thousands)
Assets
Investment in subsidiaries (1)	$158,453	173,877
Fixed maturities available-for-sale, at fair value	39,521	51,028
Fixed maturities held-to-maturity, at amortized cost	350	357
Equity securities available-for-sale, at fair value	1,133	1,030
Real estate and other long-term investments	5,832	5,920
Short-term investments	—	508
Cash	23,850	14,673
Accrued investment income	576	757
Accounts receivable from subsidiaries (1)	5,489	2,658
Property and equipment	789	746
Other assets	290	237
Total assets	$236,283	251,791
Liabilities and Stockholders' Equity
Liabilities:
Accrued expense and other liabilities	$12,770	2,691
Total liabilities	$12,770	2,691
Stockholders' equity:
Common stock:
Class A	$259,383	259,383
Class B	3,184	3,184
Accumulated retained deficit	(54,375)	(16,248)
Unrealized investment gains on securities held by parent and subsidiaries, net of tax	26,332	13,792
Treasury stock	(11,011)	(11,011)
Total stockholders' equity	223,513	249,100
Total liabilities and stockholders' equity	$236,283	251,791
 (1) Eliminated in consolidation.

Note to Schedule II:

Citizens, Inc.'s investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The Company includes in its Statement of Operations dividends from its subsidiaries and equity in undistributed income (loss) of consolidated subsidiaries, which represents the net income (loss) of each of its wholly-owned subsidiaries.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Operations

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Revenues:
Management service fees (1)	$42,367	33,748	31,328
Investment income	1,282	1,491	1,499
Other	80	49	58
Total revenues	43,729	35,288	32,885
Expenses:
General expenses	41,680	33,807	29,609
Taxes, licenses and fees	1,203	996	918
Federal income tax expense (benefit)	228	(196)	523
Total expenses	43,111	34,607	31,050
Income before equity in income of consolidated subsidiaries	618	681	1,835
Equity in income (loss) of consolidated subsidiaries	(38,745)	1,288	(4,978)
Net income (loss)	$(38,127)	1,969	(3,143)
 (1) Eliminated in consolidation.

Note to Schedule II:

Citizens, Inc.'s investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The Company includes in its Statement of Operations dividends from its subsidiaries and equity in undistributed income (loss) of consolidated subsidiaries, which represents the net income (loss) of each of its wholly-owned subsidiaries.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(38,127)	1,969	(3,143)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in loss (income) of consolidated subsidiaries	38,745	(1,288)	4,978
Accrued expenses and other liabilities	4,370	(3,018)	483
Amortization of premiums and discounts on investments	714	911	984
Depreciation	319	162	155
Accrued investment income	181	35	(14)
Decrease (increase) in receivable from subsidiaries and other assets	(2,901)	300	(627)
Other, net	(102)	149	110
Net cash provided by (used in) operating activities	3,199	(780)	2,926
Cash flows from investing activities:
Purchase of fixed maturities, available-for-sale	—	(6,615)	(4,559)
Maturities of fixed maturities, available-for-sale	10,986	8,015	2,645
Sale of other long-term investments and property and equipment	3	371	16
Purchase of other long-term investments and property and equipment	(261)	(740)	(88)
Purchase of short-term investments	—	(522)	—
Maturity of short-term investments	500	—	—
Capital contribution to subsidiary	(5,250)	—	—
Net cash provided by (used in) investment activities	5,978	509	(1,986)
Cash flows from financing activities:
Purchase of the Company's stock from affiliates	—	(812)	—
Net cash used in financing activities	—	(812)	—
Net increase (decrease) in cash	9,177	(1,083)	940
Cash at beginning of year	14,673	15,756	14,816
Cash at end of year	$23,850	14,673	15,756

Note to Schedule II:

Citizens, Inc.'s investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The Company includes in its Statement of Operations dividends from its subsidiaries and equity in undistributed income (loss) of consolidated subsidiaries, which represents the net income (loss) of each of its wholly-owned subsidiaries.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule III Supplementary Insurance Information

	At December 31,
	2017	2016
	(In thousands)
Deferred policy acquisition cost:
Life Insurance	$130,566	132,704
Home Service Insurance	36,497	35,086
Other Non-Insurance Enterprises	—	—
Total consolidated deferred policy acquisition costs	$167,063	167,790
Future policy benefit reserves and policy claims payable:
Life Insurance	$943,907	871,136
Home Service Insurance	273,256	268,724
Other Non-Insurance Enterprises	—	—
Total consolidated future policy benefit reserves and policy claims payable	$1,217,163	1,139,860
Unearned premiums:
Life Insurance	$1,090	915
Home Service Insurance	239	239
Other Non-Insurance Enterprises	—	—
Total consolidated unearned premiums	$1,329	1,154
Other policy claims and benefits payable:
Life Insurance	$80,503	73,860
Home Service Insurance	1,795	1,825
Other Non-Insurance Enterprises	—	—
Total consolidated other policy claims and benefits payable	$82,298	75,685

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

For the Company's short duration premiums (property), written premium is not materially different from earned premium, therefore only earned premiums are detailed in Schedule IV.

Schedule IV Reinsurance

	Direct Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	% of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2017
Life insurance in force	$4,967,856	503,685	5,564	4,469,735	0.1%
Premiums:
Life insurance	193,534	2,334	142	191,342
Accident and health insurance	1,410	18	—	1,392
Property insurance	5,767	781	—	4,986
Total premiums	$200,711	3,133	142	197,720	0.1%
Year ended December 31, 2016
Life insurance in force	$4,997,641	522,821	22,915	4,497,735	0.5%
Premiums:
Life insurance	193,604	2,501	151	191,254
Accident and health insurance	1,566	20	—	1,546
Property insurance	5,904	828	—	5,076
Total premiums	$201,074	3,349	151	197,876	0.1%
Year ended December 31, 2015
Life insurance in force	$4,958,369	516,933	36,766	4,478,202	0.8%
Premiums:
Life insurance	189,644	2,311	353	187,686
Accident and health insurance	1,625	26	—	1,599
Property insurance	6,068	873	—	5,195
Total premiums	$197,337	3,210	353	194,480	0.2%

EXHIBITS

Exhibit No.	The following exhibits are filed herewith:

3.1
Restated and Amended Articles of Incorporation dated March 4, 2004 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 15, 2004)

3.2	Third Amended and Restated Bylaws dated November 2, 2017 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on November 8, 2017)

10.1†
Employment Agreement, dated as of January 16, 2017, by and between Citizens, Inc. and Geoffrey M. Kolander (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 17, 2017)

10.2†
Employment Agreement, dated as of January 16, 2017, by and between Citizens, Inc. and Kay E. Osbourn (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 17, 2017)

10.3	Form of Indemnification Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 8, 2017)

10.4	Form of Indemnification Agreement for Directors (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 8, 2017)

10.5†	Citizens, Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the Registrant on December 5, 2017)

10.6†	Form of Citizens, Inc. Employee Restricted Stock Unit Agreement*

10.7†	Form of Citizens, Inc. Non-employee Director Restricted Stock Unit Agreement*

10.8†
Termination Agreement, dated as of September 12, 2017, by and between Citizens, Inc. and David S. Jorgensen (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 13, 2017)

11	Statement re: Computation of per share earnings (see financial statements)

21	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP*

23.2	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP*

24	Power of Attorney (included on signature page enclosed herein)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CITIZENS, INC.

Date:	March 29, 2018	By:	/s/ Geoffrey M. Kolander
Geoffrey M. Kolander, President and Chief Executive Officer

		By:	/s/ Kay E. Osbourn
Kay E. Osbourn, Executive Vice President, Chief Financial Officer and Chief Investment Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Geoffrey M. Kolander, as his or her attorney-in-fact and agent, with full power of substitution, for him or her in any and all capacities, hereby giving and granting to said attorney-in-fact and agent full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by Citizens, Inc., with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an annual report on Form 10-K for the fiscal year ended December 31, 2017, including but not limited to, such full power and authority to do the following:  (i) execute and file such annual report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such annual report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in his sole discretion deems appropriate.

Dated:  March 29, 2018

/s/ Robert B. Sloan Jr.	/s/ E. Dean Gage
Robert B. Sloan, Jr., Chairman	Dr. E. Dean Gage, Director

/s/ Grant G. Teaff	/s/ J.D. Davis Jr.
Grant G. Teaff, Director	J.D. Davis, Jr., Director

/s/ Terry S. Maness	/s/ Gerald W. Shields
Dr. Terry S. Maness, Director	Gerald W. Shields, Director

/s/ Christopher W. Claus	/s/ Frank A. Keating
Christopher W. Claus, Director	Frank A. Keating, Director

/s/ Steven F. Shelton
Steven F. Shelton, Director