Form 10-Q
period 2018-03-31
CITIZENS INC
filed 2018-05-04
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

(Former name, former address and former fiscal year, if changed since last report:) N/A
_______________________________________________________________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 1, 2018, the Registrant had 49,080,114 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands) (Unaudited)

	March 31, 2018	December 31, 2017
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: $960,303 and $935,977 in 2018 and 2017, respectively)	$981,095	974,609
Fixed maturities held-to-maturity, at amortized cost (fair value: $235,827 and $241,377 in 2018 and 2017, respectively)	230,705	233,961
Equity securities, at fair value (cost: $15,289 in 2017)	15,449	16,164
Mortgage loans on real estate	193	195
Policy loans	75,636	73,735
Real estate held for investment (less $5,562 and $5,479 accumulated depreciation in 2018 and 2017, respectively)	7,334	7,416
Other long-term investments	35	36
Total investments	1,310,447	1,306,116
Cash and cash equivalents	41,247	46,064
Accrued investment income	18,752	19,062
Reinsurance recoverable	3,780	3,715
Deferred policy acquisition costs	165,563	167,063
Cost of customer relationships acquired	16,925	17,499
Goodwill	12,624	12,624
Other intangible assets	960	961
Deferred tax asset	56,342	50,797
Property and equipment, net	6,330	6,624
Due premiums, net (less $1,370 and $1,611 allowance for doubtful accounts in 2018 and 2017, respectively)	10,895	12,765
Prepaid expenses	639	251
Other assets	955	912
Total assets	$1,645,459	1,644,453

(Continued)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands, except share amounts) (Unaudited)

	March 31, 2018	December 31, 2017
Liabilities and Stockholders' Equity
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,148,052	1,133,875
Annuities	74,806	73,688
Accident and health	937	990
Dividend accumulations	24,397	23,713
Premiums paid in advance	52,723	51,431
Policy claims payable	9,048	8,610
Other policyholders' funds	8,421	8,483
Total policy liabilities	1,318,384	1,300,790
Commissions payable	1,982	2,430
Federal income tax payable	97,716	93,365
Other liabilities	17,931	24,355
Total liabilities	1,436,013	1,420,940
Commitments and contingencies (Note 8)
Stockholders' equity:
Class A, no par value, 100,000,000 shares authorized, 52,215,852 shares issued and outstanding in 2018 and 2017, including shares in treasury of 3,135,738 in 2018 and 2017	259,383	259,383
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2018 and 2017	3,184	3,184
Accumulated deficit	(58,500)	(54,375)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	16,390	26,332
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	209,446	223,513
Total liabilities and stockholders' equity	$1,645,459	1,644,453

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Three Months Ended March 31, (In thousands, except per share amounts) (Unaudited)

	2018		2017
Revenues:
Premiums:
Life insurance		$42,529		43,804
Accident and health insurance		291		328
Property insurance		1,209		1,249
Net investment income		13,771		12,739
Realized investment gains (losses), net		(575)		1,263
Other income		208		198
Total revenues		57,433		59,581
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		21,151		21,724
Increase in future policy benefit reserves		14,608		14,536
Policyholders' dividends		1,307		1,304
Total insurance benefits paid or provided		37,066		37,564
Commissions		8,959		9,925
Other general expenses		6,507		10,156
Capitalization of deferred policy acquisition costs		(5,963)		(6,901)
Amortization of deferred policy acquisition costs		7,606		7,375
Amortization of cost of customer relationships acquired		679		519
Total benefits and expenses		54,854		58,638
Income before federal income tax		2,579		943
Federal income tax expense (benefit)		2,542		(1,113)
Net income		37		2,056
Per Share Amounts:
Basic and diluted earnings per share of Class A common stock	$—		0.04
Basic and diluted earnings per share of Class B common stock	—		0.02
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale debt securities:
Unrealized holding gains (losses) arising during period		(18,098)		5,137
Reclassification adjustment for losses (gains) included in net income		259		(152)
Unrealized gains (losses) on available-for-sale debt securities, net		(17,839)		4,985
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale debt securities		(3,735)		1,745
Other comprehensive income (loss)		(14,104)		3,240
Total comprehensive income (loss)		$(14,067)		5,296

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2018 and 2017
(In thousands)
(Unaudited)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stockholders' equity
	Class A	Class B
Balance at December 31, 2016	$259,383	3,184	(16,248)	13,792	(11,011)	249,100
Comprehensive income:
Net income	—	—	2,056	—	—	2,056
Unrealized investment gains, net	—	—	—	3,240	—	3,240
Total comprehensive income	—	—	2,056	3,240	—	5,296
Balance at March 31, 2017	$259,383	3,184	(14,192)	17,032	(11,011)	254,396

Balance at December 31, 2017	$259,383	3,184	(54,375)	26,332	(11,011)	223,513
Accounting standards adopted January 1, 2018	—	—	(4,162)	4,162	—	—
Balance at January 1, 2018	259,383	3,184	(58,537)	30,494	(11,011)	223,513
Comprehensive loss:
Net income	—	—	37	—	—	37
Unrealized investment losses, net	—	—	—	(14,104)	—	(14,104)
Total comprehensive loss	—	—	37	(14,104)	—	(14,067)
Balance at March 31, 2018	$259,383	3,184	(58,500)	16,390	(11,011)	209,446

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows Three Months Ended March 31, (In thousands) (Unaudited)

	2018	2017
Cash flows from operating activities:
Net income	$37	2,056
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gains) losses on sale of investments and other assets	575	(1,263)
Net deferred policy acquisition costs	1,643	474
Amortization of cost of customer relationships acquired	679	519
Depreciation	437	236
Amortization of premiums and discounts on investments	4,155	4,106
Deferred federal income tax benefit	(1,793)	(3,895)
Change in:
Accrued investment income	310	267
Reinsurance recoverable	(65)	(47)
Due premiums	1,870	1,589
Future policy benefit reserves	14,757	14,527
Other policyholders' liabilities	2,352	3,849
Federal income tax payable	4,335	6,155
Commissions payable and other liabilities	(6,872)	(5,785)
Other, net	(429)	(1,158)
Net cash provided by operating activities	21,991	21,630
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	—	508
Maturities and calls of fixed maturities, available-for-sale	16,501	18,111
Maturities and calls of fixed maturities, held-to-maturity	2,295	1,245
Purchase of fixed maturities, available-for-sale	(43,914)	(41,076)
Sale of equity securities, available-for-sale	—	1,940
Calls of equity securities, available-for-sale	—	300
Principal payments on mortgage loans	2	32
Increase in policy loans, net	(1,901)	(944)
Sale of other long-term investments and real estate	1	3,039
Purchase of property and equipment	(61)	(433)
Net cash used in investing activities	(27,077)	(17,278)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued Three Months Ended March 31, (In thousands) (Unaudited)

	2018	2017
Cash flows from financing activities:
Annuity deposits	$1,775	2,705
Annuity withdrawals	(1,506)	(1,416)
Net cash provided by financing activities	269	1,289
Net increase (decrease) in cash and cash equivalents	(4,817)	5,641
Cash and cash equivalents at beginning of year	46,064	35,510
Cash and cash equivalents at end of period	$41,247	41,151
Supplemental disclosures of operating activities:
Cash paid (received) during the period for income taxes, net	$—	(3,372)

Supplemental disclosures of noncash activities:
None.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2018
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

The consolidated statements of financial position as of March 31, 2018, and the consolidated statements of comprehensive income for the three-months ended March 31, 2018 and March 31, 2017 and the consolidated statements of cash flows for the three-month periods ended March 31, 2018 and March 31, 2017, have been prepared by the Company without audit.  In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2018 and for comparative periods have been made.  The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

We provide primarily life insurance and a small amount of health insurance policies through our insurance subsidiaries:  CICA, SPLIC, MGLIC and CNLIC.  Until the end of 2016, CICA and CNLIC issued ordinary whole-life policies, credit life and disability, burial insurance, pre-need policies, and accident and health related policies, throughout the Midwest and southern United States.  Beginning January 1, 2017, CICA and CNLIC ceased selling life products domestically. The Company is developing a new product strategy domestically and plans to re-enter the life market in 2019. CICA primarily issues ordinary whole-life and endowment policies to non-U.S. residents.  SPLIC offers final expense and home service life insurance in Louisiana, Arkansas and Mississippi, and SPFIC, a wholly-owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana. MGLIC provides industrial life policies through independent funeral homes in Mississippi.

CTI provides data processing systems and services, as well as furniture and equipment, to the Company.  III is currently not active. We plan to dissolve III and merge it into Citizens. CICA Life Ltd. is a newly established Bermuda entity that plans to begin operations in mid-2018.

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

The most significant estimates include those used in the evaluation of other-than-temporary impairments on debt and equity securities, actuarially determined assets and liabilities and assumptions, tests of goodwill impairment, valuation allowance on deferred tax assets, valuation of uncertain tax positions and contingencies relating to litigation and regulatory matters.  Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2018
(Unaudited)

Significant Accounting Policies

For a description of significant accounting policies, see Note 1 of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, which should be read in conjunction with these accompanying consolidated financial statements.

(2) Accounting Pronouncements

Accounting Standards Recently Adopted

On February 14, 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  It allows a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings of the stranded tax effects that occurred due to the enactment of the Tax Cuts and Jobs Act of 2017 (the "New Tax Act"). The updated guidance is effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which there are items impacted by the New Tax Act remaining in AOCI or at the beginning of the period of adoption. Early adoption is permitted. The Company adopted the updated guidance effective January 1, 2018 and elected to reclassify the income tax effects of the New Tax Act from AOCI to accumulated deficit as of January 1, 2018. This reclassification resulted in an increase in accumulated deficit of $4.7 million as of January 1, 2018 and an increase in AOCI by the same amount.

In January 2016, the FASB released ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance requires equity investments, except those accounted for under the equity method of accounting, that have readily determinable fair value to be measured at fair value with any changes in fair value recognized in net income. Equity securities that do not have readily determinable fair values may be measured at estimated fair value or cost less impairment, if any, adjusted for subsequent observable price changes, with changes in the carrying value recognized in net income. A qualitative assessment for impairment is required for equity investments without readily determinable fair values. The updated guidance also eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. The updated guidance was effective for the quarter ended March 31, 2018. The adoption of this guidance resulted in the recognition of $560,000 of net after-tax unrealized gains on equity investments as a cumulative effect adjustment that decreased retained deficit as of January 1, 2018 and decreased AOCI by the same amount. The Company elected to report changes in the fair value of equity investments in realized investment gains (losses), net. At December 31, 2017, equity investments were classified as available-for-sale on the Company's balance sheet. However, upon adoption, the updated guidance eliminated the available-for-sale balance sheet classification for equity investments.

Accounting Standards Not Yet Adopted

The FASB’s new lease accounting standard ASU 2016-02, Leases (Topic 842), was issued on February 25, 2016. The ASU will require organizations that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The accounting by organizations that own the assets leased by the lessee, also known as lessor accounting, will remain largely unchanged from current U.S. GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is assessing the impact of this new standard.

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
March 31, 2018
(Unaudited)

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The Company has a large portfolio of callable debt securities purchased at a premium. As such, the Company had already been amortizing the premium to the earliest call date to reduce volatility in earnings by eliminating reporting large realized losses when debt securities are called. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a material impact on our consolidated financial statements.

(3) Segment Information

The Company has two reportable segments:  Life Insurance and Home Service Insurance.  The Life Insurance and Home Service portions of the Company constitute separate businesses. In addition to the Life Insurance and Home Service business, the Company also operates other non-insurance ("Other Non-Insurance") portions of the Company, which primarily include the Company's IT and Corporate-support functions, which are included in the tables presented below to properly reconcile the segment information with the consolidated financial statements of the Company.

The accounting policies of the segments and other non-insurance enterprises are in accordance with U.S. GAAP and are the same as those used in the preparation of the consolidated financial statements.  The Company evaluates profit and loss performance based on U.S. GAAP income before federal income taxes for its two reportable segments.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2018
(Unaudited)

The Company's Other Non-Insurance enterprises are the only reportable difference between segments and consolidated operations.

	Three Months Ended
	March 31, 2018
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$32,360	11,669	—	44,029
Net investment income	10,130	3,302	339	13,771
Realized investment losses, net	(185)	(352)	(38)	(575)
Other income (loss)	209	(1)	—	208
Total revenue	42,514	14,618	301	57,433
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	15,291	5,860	—	21,151
Increase in future policy benefit reserves	13,582	1,026	—	14,608
Policyholders' dividends	1,297	10	—	1,307
Total insurance benefits paid or provided	30,170	6,896	—	37,066
Commissions	5,228	3,731	—	8,959
Other general expenses (1)	(884)	5,544	1,847	6,507
Capitalization of deferred policy acquisition costs	(4,640)	(1,323)	—	(5,963)
Amortization of deferred policy acquisition costs	6,540	1,066	—	7,606
Amortization of cost of customer relationships acquired	152	527	—	679
Total benefits and expenses	36,566	16,441	1,847	54,854
Income (loss) before income tax expense	$5,948	(1,823)	(1,546)	2,579
(1) During the three months ended March 31, 2018, the Company reduced its estimate of the liability accrued for policies that are not in compliance with Section 7702 of the Internal Revenue Code from $12.3 million to $5.1 million, as we continue to refine our estimates. The decrease is primarily related to the Life Insurance segment, which when offset by the impact of increased compliance costs, resulted in a negative amount reported for other general expenses for the Life Insurance segment for the three months ended March 31, 2018. For further information, refer to disclosures under the "Qualification of Life Products" heading within Note 8 in the Company's notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2018
(Unaudited)

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2018
(Unaudited)

(4) Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share.

	Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$37	2,056
Net income allocated to Class A common stock	$37	2,035
Net income allocated to Class B common stock	—	21
Net income	$37	2,056
Denominator:
Weighted average shares of Class A outstanding - basic and diluted	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic and diluted earnings per share of Class A common stock	$—	0.04
Basic and diluted earnings per share of Class B common stock	—	0.02

(5) Investments

The Company invests primarily in fixed maturity securities, which totaled 89.7% of total cash, cash equivalents and investments at March 31, 2018. The Company's cash, cash equivalents and investments are listed below.

	March 31, 2018		December 31, 2017
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities	$1,211,800	89.7	$1,208,570	89.3
Equity securities	15,449	1.1	16,164	1.2
Mortgage loans	193	—	195	—
Policy loans	75,636	5.6	73,735	5.5
Real estate and other long-term investments	7,369	0.5	7,452	0.6
Cash and cash equivalents	41,247	3.1	46,064	3.4
Total cash, cash equivalents and investments	$1,351,694	100.0	$1,352,180	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2018
(Unaudited)

The following tables represent the cost, gross unrealized gains and losses and fair value for fixed maturities as of the periods indicated.

	March 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale:
U.S. Treasury securities	$9,842	1,651	—	11,493
U.S. Government-sponsored enterprises	3,565	807	—	4,372
States and political subdivisions	558,513	13,977	2,810	569,680
Foreign governments	103	18	—	121
Corporate	386,664	12,069	5,019	393,714
Residential mortgage-backed	1,616	102	3	1,715
Total available-for-sale securities	960,303	28,624	7,832	981,095
Held-to-maturity securities:
States and political subdivisions	210,623	5,759	722	215,660
Corporate	20,082	680	595	20,167
Total held-to-maturity securities	230,705	6,439	1,317	235,827
Total fixed maturities	$1,191,008	35,063	9,149	1,216,922

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$9,860	1,948	—	11,808
U.S. Government-sponsored enterprises	3,570	926	—	4,496
States and political subdivisions	550,536	18,507	1,540	567,503
Foreign governments	103	18	—	121
Corporate	370,043	20,212	1,552	388,703
Residential mortgage-backed	1,865	118	5	1,978
Total available-for-sale securities	935,977	41,729	3,097	974,609
Held-to-maturity securities:
States and political subdivisions	213,054	7,585	629	220,010
Corporate	20,907	1,118	658	21,367
Total held-to-maturity securities	233,961	8,703	1,287	241,377
Total fixed maturity securities	$1,169,938	50,432	4,384	1,215,986

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2018
(Unaudited)

The majority of the Company's equity securities are diversified stock and bond mutual funds.

	March 31, 2018	December 31, 2017
	Fair Value	Fair Value
	(In thousands)
Equity securities:
Stock mutual funds	$3,117	3,217
Bond mutual funds	12,167	12,367
Common stock	21	24
Preferred stock	144	556
Total equity securities	$15,449	16,164

The Company recognized $302,000 of net realized losses on equity securities still held as of March 31, 2018.

Valuation of Investments in Fixed Maturity and Equity Securities

Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income pursuant to the adoption of ASU 2016-01 as described in Note 2.

The Company monitors all debt securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews.  The assessment of whether other-than-temporary impairments ("OTTI") have occurred is based on a case-by-case evaluation of underlying reasons for the decline in fair value.  The Company determines other-than-temporary impairment by reviewing relevant evidence related to the specific security issuer as well as the Company's intent to sell the security, or if it is more likely than not that the Company would be required to sell a security before recovery of its amortized cost.

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

The Company evaluates whether a credit impairment exists for fixed maturity securities by considering primarily the following factors: (a) changes in the financial condition of the security's underlying collateral; (b) whether the issuer is current on contractually obligated interest and principal payments; (c) changes in the financial condition, credit rating and near-term prospects of the issuer; (d) the length of time to which the fair value has been less than the amortized cost of the security; and (e) the payment structure of the security.  The Company's best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process.  Quantitative review includes information received from third party sources such as financial statements, pricing and rating changes, liquidity and other statistical information.  Qualitative factors include judgments related to business strategies, economic impacts on the issuer and overall judgment related to estimates and industry factors.  The Company's best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2018
(Unaudited)

and projected default and recovery rates, credit ratings, and current delinquency rates.  These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries, which may include estimating the underlying collateral value.  In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer.

Other-than-temporary impairment of $225,000 was recognized on one bond issuer and on one equity security totaling $17,000 during the three months ended March 31, 2018 and 2017, respectively.

The following tables present the fair values and gross unrealized losses of fixed maturity securities that have remained in a continuous unrealized loss position for the periods indicated.

	March 31, 2018
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$152,198	1,298	140	44,902	1,512	41	197,100	2,810	181
Corporate	170,388	4,160	115	7,340	859	7	177,728	5,019	122
Residential mortgage-backed	—	—	2	154	3	4	154	3	6
Total available-for-sale securities	322,586	5,458	257	52,396	2,374	52	374,982	7,832	309
Held-to-maturity securities:
States and political subdivisions	23,109	153	24	8,905	569	16	32,014	722	40
Corporate	—	—	—	2,225	595	2	2,225	595	2
Total held-to-maturity securities	23,109	153	24	11,130	1,164	18	34,239	1,317	42
Total fixed maturities	$345,695	5,611	281	63,526	3,538	70	409,221	9,149	351

As of March 31, 2018, the Company had 52 available-for-sale fixed maturity securities and 18 held-to-maturity fixed maturity securities that were in an unrealized loss position for greater than 12 months.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2018
(Unaudited)

	December 31, 2017
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$49,408	312	46	47,233	1,228	46	96,641	1,540	92
Corporate	61,071	732	39	7,651	820	10	68,722	1,552	49
Residential mortgage-backed	132	3	4	157	2	4	289	5	8
Total available-for-sale securities	110,611	1,047	89	55,041	2,050	60	165,652	3,097	149
Held-to-maturity securities:
States and political subdivisions	14,178	45	15	7,460	584	14	21,638	629	29
Corporate	—	—	—	2,169	658	2	2,169	658	2
Total held-to-maturity securities	14,178	45	15	9,629	1,242	16	23,807	1,287	31
Total fixed maturities	$124,789	1,092	104	64,670	3,292	76	189,459	4,384	180
Equity securities:
Common stock	95	6	1	—	—	—	95	6	1
Total equity securities	$95	6	1	—	—	—	95	6	1

We have reviewed these securities in an unrealized loss position for the periods ended March 31, 2018 and December 31, 2017 and determined that no other-than-temporary impairment exists that have not been recognized based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases which may be maturity.  We continue to monitor all securities on an on-going basis and future information may become available which could result in other-than-temporary impairments being recorded.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2018
(Unaudited)

The amortized cost and fair value of fixed maturity securities at March 31, 2018 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

	March 31, 2018
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$40,387	40,592
Due after one year through five years	111,478	114,927
Due after five years through ten years	146,207	150,234
Due after ten years	662,231	675,342
Total available-for-sale securities	960,303	981,095
Held-to-maturity securities:
Due in one year or less	20,392	20,437
Due after one year through five years	43,646	44,545
Due after five years through ten years	49,116	49,935
Due after ten years	117,551	120,910
Total held-to-maturity securities	230,705	235,827
Total fixed maturities	$1,191,008	1,216,922

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Fixed Maturities, Available-for-Sale		Equity Securities
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(In thousands)

Proceeds	$—	508	—	1,940
Gross realized gains	$—	6	—	—
Gross realized losses	$—	—	—	30

There were no sales of available-for-sale securities or equity securities for the three month period ended March 31, 2018. One available-for-sale fixed maturity security and one equity security were sold during the three month period ended March 31, 2017. There were no securities sold from the held-to-maturity portfolio for the three months ended March 31, 2018 or 2017.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2018
(Unaudited)

(6) Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We hold available-for-sale fixed maturity securities, which are carried at fair value. We also report our equity securities at fair value with changes in fair value reported through the consolidated statements of comprehensive income.

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

Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker prices utilizing significant inputs not based on or corroborated by readily available market information.  There were no securities in this category at March 31, 2018.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2018
(Unaudited)

The following tables set forth our assets that are measured at fair value on a recurring basis as of the dates indicated.

	March 31, 2018
Financial Assets	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Available-for-sale investments
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$11,493	4,372	—	15,865
States and political subdivisions	—	569,680	—	569,680
Corporate	407	393,307	—	393,714
Residential mortgage-backed	—	1,715	—	1,715
Foreign governments	—	121	—	121
Total fixed maturities available-for-sale	11,900	969,195	—	981,095

Equity securities
Stock mutual funds	3,117	—	—	3,117
Bond mutual funds	12,167	—	—	12,167
Common stock	21	—	—	21
Non-redeemable preferred stock	144	—	—	144
Total equity securities	15,449	—	—	15,449
Total financial assets	$27,349	969,195	—	996,544

	December 31, 2017
Financial Assets	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Available-for-sale investments
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$11,808	4,496	—	16,304
States and political subdivisions	—	567,503	—	567,503
Corporate	—	388,703	—	388,703
Residential mortgage-backed	—	1,978	—	1,978
Foreign governments	—	121	—	121
Total fixed maturities available-for-sale	11,808	962,801	—	974,609

Equity securities
Stock mutual funds	3,217	—	—	3,217
Bond mutual funds	12,367	—	—	12,367
Common stock	24	—	—	24
Preferred stock	556	—	—	556
Total equity securities	16,164	—	—	16,164
Total financial assets	$27,972	962,801	—	990,773

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2018
(Unaudited)

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At March 31, 2018, our fixed maturity securities, valued using a third-party pricing source, totaled $969.2 million for Level 2 assets and comprised 97.3% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at March 31, 2018. For the three months ended March 31, 2018, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$230,705	235,827	233,961	241,377
Mortgage loans	193	226	195	228
Policy loans	75,636	75,636	73,735	73,735
Cash and cash equivalents	41,247	41,247	46,064	46,064
Financial liabilities:
Annuity - investment contracts	55,821	55,109	55,035	57,575

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including a discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential properties.  Weighted average interest rates for these loans were approximately 6.56% at March 31, 2018 and 6.60% at December 31, 2017. At March 31, 2018, maturities ranged from 20 to 24 years.  Management estimated the fair value using an annual interest rate of 6.25% at March 31, 2018.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans had a weighted average annual interest rate of 7.7% as of March 31, 2018 and December 31, 2017, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract re

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2018
(Unaudited)

serves.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at March 31, 2018 using discounted cash flows based upon spot rates ranging from 2.34% to 3.67% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

(7) Short Duration Contracts

The Company's short duration contracts consist of credit life and credit disability in the Life segment and property insurance in the Home Service segment. The following table presents information on changes in the liability for credit life, credit disability, and property policy and contract claims for the periods ended March 31, 2018 and March 31, 2017.

	March 31,
	2018	2017
	(In thousands)
Policy claims payable at January 1,	$573	544
Less: reinsurance recoverable	—	—
Net balance at January 1,	573	544
Add claims incurred, related to:
Current year	497	673
Prior years	(111)	(42)
	386	631
Deduct claims paid, related to:
Current year	250	428
Prior years	262	300
	512	728
Net balance March 31,	447	447
Plus: reinsurance recoverable	—	—
Policy claims payable, March 31,	$447	447

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2018
(Unaudited)

(8) Commitments and Contingencies

Qualification of Life Products

As of December 31, 2014, we determined that a portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Section 7702 of the Internal Revenue Code ("IRC") of 1986. This tax code section allows for qualifying products sold to clients to have favorable tax treatment such as the product's inside build up being not taxable unless distributions are made. Because these policies were sold with the intention that they would qualify for this favorable tax treatment, holders of these policies and the Company may now be subject to additional tax liabilities. The policies at issue were sold most substantially to non-U.S. citizens residing abroad and to a lesser extent domestically. Based upon a review of the options available to the Company, we have determined that we will not remediate our endowments and life products under IRC Section 7702 that we have sold to non-U.S. citizens but will propose an offer to the IRS to settle potential liabilities. We do intend to remediate the domestic products we have sold to U.S. citizens. Accordingly, we submitted an offer to enter into a Closing Agreement for CICA and CNLIC in May 2017. We have not received a response from the IRS on this submission. In addition, as part of our continuing review, we determined in July 2015 that certain annuity contracts do not contain qualifying language under IRC 72(s) as intended that would have provided for favorable tax treatment of the annuities. This issue affects both our domestic and international contract holders. We endorsed the majority of the affected domestic annuity contracts to comply with the IRC in December 2017 and intend to submit a Closing Agreement offer in 2018 to address past non-compliance. The Company has continued to refine the understanding of the tax failures as previously reported by preparing an individual policy calculation and has reflected the related exposure for the current reporting period as noted below. Failure of these policies to qualify under IRC Sections 7702 and 72(s) has resulted in additional liabilities and expenses as described below. The products have been and continue to be appropriately reported under U.S. GAAP for financial reporting.

The failure of these policies to qualify under Sections 7702 and 72(s) results in an estimated liability as of March 31, 2018 of $5.1 million, after tax, related to projected IRS toll charges and fees reported in other general expenses of $4.7 million and reserves increases to bring policies into compliance totaling $0.4 million. The range of financial estimates relative to this issue is $4.2 million to $45.5 million, after tax. At December 31, 2017, the best estimate reserve liability was $12.3 million, net of tax and the probability weighted range of financial estimates relative to this issue was $5.9 million to $48.2 million, net of tax. Our liability and range disclosures are evaluated each reporting period and reflect our continued refinement of estimates and considerations as we prepare to submit offers to enter into closing agreements with the IRS related to these matters.

The estimated range includes projected toll charges and fees payable to the IRS, as well as any other costs attributed to remediation of non-compliant domestic life insurance policies. The estimated liability and the estimated range will be updated as we continue to refine our estimates. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of the toll charges for non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved by the Company is insufficient to meet the actual amount of our liability and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operation may be materially adversely affected. Management believes that based upon current information we have recorded the best estimate liability to date.

Accruals for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The process of determining our best estimate and the estimated range was a complex undertaking including insight from external consultants and involved management’s judgment based upon a variety of factors known at the time. We expect to incur additional costs in 2018 associated with these issues. We believe these costs could be an additional $0.5 million to $1.5 million, but due to the uncertainty of actions, we cannot reasonably estimate these costs with any reliability. Actual amounts incurred may exceed this estimate and will be recorded as they become probable and can be reasonably estimated.

Unclaimed Property Contingencies

The Company was informed in 2012 by the Louisiana Department of Treasury, Arkansas Auditor of State and the Texas State Comptroller, that they authorized an audit of Citizens, Inc. and its affiliates for compliance with unclaimed property laws. This audit is being conducted by Verus Financial LLC on behalf of the states. This audit is not active and there has been no activity related to this audit for several years.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2018
(Unaudited)

If the external audit was performed it could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company's procedures for the identification and escheatment of abandoned property.  The Company believes additional escheatment of funds in Arkansas or Texas will not be material to our financial condition or results of operations. However, additional escheatment of funds in Louisiana, which may subsequently be deemed abandoned under the Louisiana Department of Treasury’s audit, could be substantial for SPLIC if the Louisiana Department of Treasury chooses to disregard recent court decisions regarding unclaimed property litigation in favor of the insurance industry. At this time, the Company is not able to reasonably estimate any of these possible amounts.

Litigation

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

(9) Income Taxes

The effective tax rate was 98.6% and (118.0)% for the three months ended March 31, 2018 and March 31, 2017, respectively. Additionally there were $0.7 million of tax expense and $0.8 million tax benefit related to interest expense on an uncertain tax position in the three months ended March 31, 2018 and March 31, 2017, respectively. The effective tax rate is affected by our tax compliance issues discussed in Note 8 "Commitments and Contingencies", as IRS toll charge penalties are not tax deductible and can move up or down depending on the net adjustment to our best estimate liability. In addition, we report the interest component of our uncertain tax positions in income tax expense, which can move up or down depending on the tax compliance issues as well as statute expirations. Absent the effect on our effective tax rate of our tax compliance issues, in prior years where our effective tax rate was lower than the statutory tax rate of 35%, the difference was primarily due to tax-exempt state and local bond income which reduce the effective tax rate.

Beginning in 2018, the statutory tax rate is 21%. In accordance with the SEC's Staff Accounting Bulletin No. 118 ("SAB 118"), the Company recorded provisional amounts related to the impacts of the New Tax Act as of December 31, 2017, including but not limited to the change in corporate tax rate and immediate expensing of certain capital assets.  The amounts are considered provisional estimates due to complexities and ambiguities in New Tax Act which resulted in incomplete accounting for the tax effects of these provisions. Further guidance, either legislative or interpretive, and analysis will be required to complete the accounting for these items. A final determination is required to be made within a measurement period not to extend beyond one year from the enactment date of the New Tax Act.  Upon further analysis of certain aspects of the Act during the three months ended March 31, 2018, we determined that no adjustment to our provisional amount recorded as of December 31, 2017 was required. We will continue our analysis of the New Tax Act and will record an update to our provisional amount if needed during the measurement period allowed by SAB 118.

For the three months ended March 31, 2018, our effective tax rate was significantly higher than the three months ended March 31, 2017, as the Company recorded a net reduction in the overall accrual for IRS toll charge penalties and a tax benefit on the Company's uncertain tax position interest accrual compared to a net increase for these items in the three months ended March 31, 2017.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2018
(Unaudited)

(10) Benefit Plans

The Company has an employer-sponsored 401(k) plan available to all eligible employees. This is an additional benefit offered to employees, which supplements the defined contribution profit-sharing plan.  Employees with one year of service can participate in the plan.  Contributions are made by employees and the Company provides a matching contribution based upon the employee's level of contribution. The Company's expense related to contributions into the 401(k) plan totaled $187,000 and $177,000 for the three months ended March 31, 2018 and March 31, 2017, respectively.

(11) Stock Compensation

In January, 2018, the Company's Board of Directors approved awards of restricted stock units under the Citizens, Inc. Omnibus Incentive Plan for non-employee directors and the executive management team totaling $10,500 per director and $976,000 in total to the executive management team. The grant date was February 15, 2018 with a one-year vesting schedule for the directors and a two-year vesting schedule for the executive management team. In addition, the Board also approved equity grants for 2018 not to exceed $1.2 million for other employees with a delegation to the CEO to determine the value to be awarded.

	Restricted Stock Units
	Units	Aggregate Fair Value (1)

Outstanding at January 1, 2018	—	$—
Granted	148,883	1,070,500
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2018	148,883	$1,070,500
(1) Fair value per share of restricted stock units on March 31, 2018 was equal to Grant Date fair value per share.

Restricted stock awards give the participant the right to receive common stock or a cash payment equal to the fair market value of common stock in the future, subject to certain restrictions and a risk of forfeiture. Compensation expense of $111,000 was recognized as of March 31, 2018 related to these awards.

(12) Related Party Transactions

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions.  There were no changes related to these relationships during the three months ended March 31, 2018.   See our Annual Report on Form 10-K for the year ended December 31, 2017 for a comprehensive discussion of related party transactions.

In the first quarter of 2018, CICA made a capital contribution to CNLIC of $450,000 and SPLIC made a capital contribution of $450,000 to MGLIC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

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

Overview

Citizens, Inc. (“Citizens” or the "Company") is an insurance holding company incorporated in Colorado serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  As of March 31, 2018, we had approximately $1.6 billion of total assets and approximately $4.4 billion of insurance in force.  Our core insurance operations include issuing and servicing:

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

Strategic Initiatives

In 2015, we began a process to evaluate the expansion of our international footprint and initiated a strategic analysis of our current international business model. As a result of these strategic initiatives, on May 22, 2017, we incorporated CICA Life Ltd. in Bermuda, as a direct and wholly-owned subsidiary of the Company. On February 23, 2018, CICA Life Ltd. received its Class E, long term insurance license from the Bermuda Monetary Authority (“BMA”) and we initially capitalized the entity. Bermuda was chosen for its strong regulatory environment and suitability with the Company's priorities to protect our customers. We expect to operate our international business from this entity beginning in 2018 related to current and new business.

The Company's Board of Directors and new executive management team are continuing their assessment of the Company's domestic and international business models and business strategies with the assistance and support of external consultants and advisors.  Specifically, our evaluation of the Company's international business model is ongoing under the leadership of our new Chief Marketing Officer and our CEO.  We are focused on (1) new products and our profitability in both the domestic and international markets of our Life Segment as well as our Homes Service Segment; (2) a potential restructuring of our international business and operations which may include a withdrawal from certain markets; (3) a strategic modernization and upgrade from our legacy technology systems and IT operations with a focus on digitization, our future business needs and cyber risk; (4) effectively operating our international life insurance business offshore in Bermuda through CICA Life, Ltd. (Bermuda); and (5) assessing and optimizing our investment portfolio strategy.

As a result of the Company’s strategic review, the Company announced in April 2018 that it had decided to discontinue accepting life insurance applications from Brazilian residents or citizens. Although the financial impact of this change is uncertain, the Company does not currently anticipate it to be material, due to the fact that less than 6% of premiums and less than 1% of the

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

Company’s in force policies stem from applications underwritten on Brazilian residents or citizens as of December 31, 2017. The Company intends to continue fulfilling commitments under existing policies and to refocus its resources on other more attractive potential markets, products and opportunities. The Company is continuing with its strategic review and may make further changes to its business model in the future.

The following pages describe the operations of our two business segments:  Life Insurance and Home Service.  Revenues derived from any single customer did not exceed 10% of consolidated revenues in any of the last three years.

Current Financial Highlights

Financial highlights for the three month period ended March 31, 2018, compared to the same period in 2017 were:

•
Insurance premiums decreased slightly for the three month period ended March 31, 2018 totaling $44.0 million down from $45.4 million for the corresponding period in 2017, a decrease of 3.0% driven by declines in first year and renewal premiums in our Life segment.

•
Net investment income increased 8.1% for the three month period ended March 31, 2018, compared to the corresponding period in 2017, primarily due to a growing asset base from cash flows from our insurance operations.  The average yield on the consolidated portfolio as of the three months ended March 31, 2018 was an annualized rate of 4.31% compared to 4.22% for the same period in 2017.

•
A realized loss of $225,000 was recorded for the three month period ended March 31, 2018 related to an additional writedown on a single issuer. The company recorded a gain of $1.1 million in the first quarter of 2017 on the sale of an office building in Little Rock, Arkansas. We also recorded losses of $302,000 due to fair value changes related to equity securities still owned at March 31, 2018.

•	Claims and surrenders expense decreased 2.6% for the three month period ended March 31, 2018, compared to corresponding period in 2017.

•
General expenses decreased 35.9% for the three month period ended March 31, 2018, compared to the corresponding period in 2017, due primarily to a decrease of $7.2 million in our 7702/72(s) tax compliance best estimate liability as we continue to refine our calculations and prepare to submit offers to enter into closing agreements with the IRS related to these matters. We did have additional costs from internal and external audit fees related to the 2017 audit and higher permanent salaries related to executive officers added in 2017 which are reported as of March 31, 2018. These higher expenses are offset partially by the 7702/72(s) items as noted.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

Our Operating Segments

Our business is comprised of two operating business segments, as detailed below.

•	Life Insurance

•	Home Service Insurance

Our insurance operations are the primary focus of the Company, as those operations generate the majority of our income.  See the discussion under Segment Operations for detailed analysis.  The amount of insurance, number of policies, and average face amounts of ordinary life policies issued during the periods indicated are shown below.

	Three Months Ended March 31,
	2018			2017
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$58,790,652	1,054	$55,779	$72,965,275	1,298	$56,214
Home Service	49,947,692	6,838	7,304	50,864,113	7,429	6,847

Note:  All discussions below compare or state results for the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017.

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

Revenues

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Revenues:
Premiums:
Life insurance	$42,529	43,804
Accident and health insurance	291	328
Property insurance	1,209	1,249
Net investment income	13,771	12,739
Realized investment gains (losses), net	(575)	1,263
Other income	208	198
Total revenues	$57,433	59,581

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

Premium Income.  Premium income derived from life, accident and health, and property insurance sales decreased 3.0% for the three month period ended March 31, 2018 compared to the same period in 2017. The decrease is driven primarily by a decrease in first year and renewal premiums in our Life Segment. See the detail distribution of premiums below by segment.

Net investment income performance is summarized as follows.

	March 31,	December 31,	March 31,
	2018	2017	2017
	(In thousands, except for %)
Net investment income, annualized	$55,084	53,146	50,956
Average invested assets, at amortized cost	1,277,670	1,233,580	1,208,149
Annualized yield on average invested assets	4.31%	4.31%	4.22%

The annualized yield has remained relatively consistent as a change in portfolio mix has somewhat mitigated the impact of reinvestment in the continued low interest rate environment.

Investment income from debt securities accounted for approximately 87.8% of total investment income for the three months ended March 31, 2018.

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Gross investment income:
Fixed maturity securities	$12,424	11,505
Equity securities	160	192
Mortgage loans	3	3
Policy loans	1,535	1,387
Long-term investments	—	51
Other investment income	30	7
Total investment income	14,152	13,145
Investment expenses	(381)	(406)
Net investment income	$13,771	12,739

The consolidated invested asset portfolio has increased approximately 0.3% from year end 2017 to March 31, 2018 with investments in the fixed maturity securities portfolio accounting for the increase in investment income. In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase in investment income.

Realized Investment Gains (Losses), Net.  Realized losses in the three months ended March 31, 2018 were related to losses on an additional bond issuer impairment of $225,000. A realized gain was recorded for the three month period ended March 31, 2017 resulting from a $1.1 million gain on the sale of an office building in Little Rock, Arkansas in the first quarter of 2017. One other-than-temporary impairment was recorded on a common stock in 2017 of $17,000. We also recorded losses of $302,000 due to fair value changes related to equity securities still owned at March 31, 2018.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

Benefits and Expenses

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$21,151	21,724
Increase in future policy benefit reserves	14,608	14,536
Policyholders' dividends	1,307	1,304
Total insurance benefits paid or provided	37,066	37,564
Commissions	8,959	9,925
Other general expenses	6,507	10,156
Capitalization of deferred policy acquisition costs	(5,963)	(6,901)
Amortization of deferred policy acquisition costs	7,606	7,375
Amortization of cost of customer relationships acquired	679	519
Total benefits and expenses	$54,854	58,638

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Death claims	$6,183	6,304
Surrender benefits	9,159	9,830
Endowments	3,192	3,607
Matured endowments	1,424	649
Property claims	385	622
Accident and health benefits	81	92
Other policy benefits	727	620
Total claims and surrenders	$21,151	21,724

•
Death claims decreased 1.9% for the three months ended March 31, 2018 compared to the same period in 2017. Mortality experience is closely monitored by the Company and the activity is within expected levels.

•	Surrenders decreased 6.8% for the three months ended March 31, 2018 compared to 2017 primarily due to activity in the life insurance segment.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves was relatively flat for the three months ended March 31, 2018, compared to the same period in 2017.

Policyholders' Dividends.  Policyholders' dividends were comparable for both the three months ended March 31, 2018 and March 31, 2017.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

Commissions. Commission expense for the three months ended March 31, 2018 fluctuated directly in relation to the decrease in first year and renewal premiums compared to premium levels for the three months ended March 31, 2017.

Other General Expenses. Expenses decreased for the three months ended March 31, 2018 due primarily to a decrease of $7.1 million related to our 7702/72(s) tax compliance best estimate liability as we continue to refine our calculations and prepare to submit offers to enter into closing agreements with the IRS related to these matters. We did have additional costs from internal and external audit fees related to the 2017 audit and higher permanent salaries related to executive officers added in 2017 which are reported as of March 31, 2018. These higher expenses are offset partially by the 7702/72(s) items as noted.

Capitalized and Amortized Deferred Policy Acquisition Costs.  Costs capitalized include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  The decrease for the three months ended March 31, 2018, compared to the same period in 2017 was the result of a decline in first year premium production in the current period, which decreased capitalized amounts.  Commissions paid on renewal premiums are significantly lower than those paid on first year business.

Amortization for the three months ended March 31, 2018, increased compared to the same period in 2017. Amortization of deferred policy acquisition costs is impacted by persistency and may fluctuate from year to year.

Federal Income Tax. The effective tax rate was 98.6% and (118.0)% for the three months ended March 31, 2018 and 2017, respectively. Additionally there is $0.7 million of tax expense and $0.8 million tax benefit related to an uncertain tax position in the three months ended March 31, 2018 and March 31, 2017, respectively.  Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes, as well as impacts from our tax compliance issues and uncertain tax positions.  See Note 9 - Income Taxes in the consolidated financial statements for further discussion.

Segment Operations

The Company has two reportable segments:  Life Insurance and Home Service Insurance.  These segments are reported in accordance with U.S. GAAP.  The Company also operates other non-insurance portions of the Company, which primarily include the Company's IT and Corporate-support functions, which are included in the table presented below to properly reconcile the segment information with the consolidated financial statements of the Company. The Company evaluates profit and loss performance of its segments based on net income before income taxes.

	Three Months Ended
	March 31,
	2018	2017
Segments:	(In thousands)
Life Insurance	$5,948	1,679
Home Service Insurance	(1,823)	260
Total Segments	4,125	1,939
Other Non-Insurance Enterprises	(1,546)	(996)
Income before federal income tax	$2,579	943

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated.

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Country
Colombia	$6,053	6,386
Venezuela	6,041	6,766
Taiwan	4,792	5,107
Ecuador	3,664	3,562
Brazil	2,111	2,090
Other Non-U.S.	8,579	8,593
Total	$31,240	32,504

We have noted declines in premiums during the first quarter of 2018 and will continue to monitor key indicators in these markets for signs of weakening sales. This business is dependent on our clients having access to U.S. dollars. Our international business may also be affected by economic or other events in foreign countries in which our policies are marketed. Venezuela, for example, is continuing to experience civil unrest due to local demonstrations against crime, corruption and soaring inflation and conditions have recently worsened due to political unrest and deteriorating economic conditions. As shown above, direct premiums from Venezuela have already begun to decline, and we expect that overall premiums from Venezuela will continue to decline if the deteriorating political and economic environment continues to adversely impact our ability to make sales and collect premiums. Our international business and premium collections also could be impacted by our inability to comply with current or future foreign laws or regulations applicable to the Company or our independent consultants in the countries from which we accept applications as well as by marketing or operational changes made by the Company to comply with those laws or regulations. See "Item 1A. Risk Factors" for additional information.

Domestic Sales

The majority of our domestic inforce business results from blocks of business of insurance companies we have acquired over the past 20 years.  We discontinued new sales of our non-home service domestic products beginning January 1, 2017.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
State
Texas	$390	476
Indiana	278	314
Florida	146	143
Missouri	102	113
Kentucky	49	83
Other States	440	511
Total	$1,405	1,640

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

The results of operations for the life insurance segment for the periods indicated are as follows.

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Revenue:
Premiums	$32,360	33,563
Net investment income	10,130	9,131
Realized investment gains (losses), net	(185)	77
Other income	209	118
Total revenue	42,514	42,889
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	15,291	15,676
Increase in future policy benefit reserves	13,582	13,260
Policyholders' dividends	1,297	1,295
Total insurance benefits paid or provided	30,170	30,231
Commissions	5,228	6,007
Other general expenses	(884)	3,872
Capitalization of deferred policy acquisition costs	(4,640)	(5,378)
Amortization of deferred policy acquisition costs	6,540	6,306
Amortization of cost of customer relationships acquired	152	172
Total benefits and expenses	36,566	41,210
Income before income tax expense	$5,948	1,679

Premiums.  Premium revenues decreased for the three months ended March 31, 2018, compared to the same period in 2017 due primarily to a decrease in both first year and renewal international business. First year premium revenues have declined for the three months ended March 31, 2018, primarily as a result of the decrease in applications received from Venezuela as noted previously. Sales internationally have continued to be driven by our endowment to age sixty-five and the twenty-year endowment products which have been the top performers in the last several years.

Life insurance premium breakout is detailed below.

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Premiums:
First year	$3,074	4,173
Renewal	29,286	29,390
Total premiums	$32,360	33,563

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

Net Investment Income.  Net investment income increased primarily due to the growth in average invested assets.

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2018	2017	2017
	(In thousands, except for %)
Net investment income, annualized	$40,520	38,578	36,524
Average invested assets, at amortized cost	938,665	890,705	862,621
Annualized yield on average invested assets	4.32%	4.33%	4.23%

Realized Investment Losses, Net.  Realized investment losses recorded for the three month period ended March 31, 2018 were primarily due to an additional impairment of one single issuer which totaled $150,000.

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Death claims	$1,599	1,795
Surrender benefits	8,424	9,112
Endowment benefits	3,189	3,598
Matured endowments	1,302	502
Accident and health benefits	54	52
Other policy benefits	723	617
Total claims and surrenders	$15,291	15,676

•
Death claims expense was favorable for the three months ended March 31, 2018 compared with the same period in 2017. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
Surrenders decreased in the three month period ended March 31, 2018 by 7.6% compared to 2017. The majority of policy surrender benefits paid is attributable to our international business and is in the later durations after the surrender charges are reduced or for periods in which the surrender charges have concluded. This is due to a maturing book of business.

•
Endowment benefit expense primarily results from the election by policyholders of a product feature providing an annual guaranteed benefit.  This is a fixed benefit over the life of the contract, thus this expense will vary with new sales and persistency of the business.

•
Matured endowments increased for the three month period ended March 31, 2018, compared to 2017, as more policies reached maturity in the current periods. We anticipate this trend will continue as endowments products age toward maturity.

•	Other policy benefits resulted primarily from interest paid on premium deposits and policy benefit accumulations.

Increase in Future Policy Benefit Reserves.   The change in policy benefit reserves increased for the three months ended March 31, 2018 compared to the same period in 2017, primarily impacted by the surrender activity noted above.

Policyholders' Dividends. Policyholders' dividends were comparable for both the three months ended March 31, 2018, and March 31, 2017, as we adjusted our dividend rates for later durations in our policies beginning in 2016.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

Commissions.  Commission expense decreased for the three months ended March 31, 2018, compared to the same period in 2017.  This expense fluctuates directly with new premium revenues and commission rates paid are higher on first year premium sales, which were down for the three months ended March 31, 2018, compared to the same period in 2017.  Renewal premiums for the three months, for which we pay commissions at lower rates, also decreased from the prior year.

Other General Expenses.  These expenses are allocated by segment, based upon an annual expense study performed by the Company. Expenses declined during the three months ended March 31, 2018, compared to the same period in 2017 due primarily to a decrease of $7.5 million related to our 7702/72(s) tax compliance best estimate liability which was adjusted down as we refined our estimate in preparation for submitting offers to enter into closing agreements with the IRS. This decline offset higher expenses related to internal and external audit fees and higher permanent salaries.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs fluctuate in direct relation to commissions, decreasing for the three months ended March 31, 2018, based upon first year and renewal premiums and commissions paid compared to the same period in 2017.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three months ended March 31, 2018 increased compared to the same period in 2017. As previously noted, persistency is monitored closely by the Company and was within expectations.

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
State
Louisiana	$10,670	10,652
Mississippi	567	701
Arkansas	416	458
Other States	231	219
Total	$11,884	12,030

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

The results of operations for the home service insurance segment for the periods indicated are as follows.

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Revenue:
Premiums	$11,669	11,818
Net investment income	3,302	3,259
Realized investment gains (losses), net	(352)	1,186
Other income	(1)	(1)
Total revenue	14,618	16,262
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,860	6,048
Increase in future policy benefit reserves	1,026	1,276
Policyholders' dividends	10	9
Total insurance benefits paid or provided	6,896	7,333
Commissions	3,731	3,918
Other general expenses	5,544	4,858
Capitalization of deferred policy acquisition costs	(1,323)	(1,523)
Amortization of deferred policy acquisition costs	1,066	1,069
Amortization of cost of customer relationships acquired	527	347
Total benefits and expenses	16,441	16,002
Income (loss) before income tax expense	$(1,823)	260

Premiums.  Premiums were down for the three month periods ended March 31, 2018, compared to the same period in 2017. For the three month period ended March 31, 2018, first year premiums were down 3.9% and renewal premiums were also down by 0.8%.

Net Investment Income.  Net investment income for our home service insurance segment was as follows.

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2018	2017	2017
	(In thousands, except for %)
Net investment income, annualized	$13,208	13,132	13,036
Average invested assets, at amortized cost	291,301	289,634	289,792
Annualized yield on average invested assets	4.53%	4.53%	4.50%

Realized Investment Gains (Losses), Net.  During the three months ended March 31, 2018 net losses were recorded related to an additional impairment on one bond issuer totaling $75,000. A realized gain was recorded for the three month period ended March 31, 2017 of $1.1 million related to our first quarter 2017 sale of an office building in Little Rock, Arkansas. We also recorded losses of $259,000 due to fair value changes related to equity securities still owned at March 31, 2018.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

Claims and Surrenders.  Claims and surrenders decreased for the three months ended March 31, 2018, compared to the same period in 2017, based upon reported claims compared to the prior year, but were within expected ranges.

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Death claims	$4,584	4,509
Surrender benefits	735	718
Endowment benefits	3	9
Matured endowments	122	147
Property claims	385	622
Accident and health benefits	27	40
Other policy benefits	4	3
Total claims and surrenders	$5,860	6,048

•
Death claims expense fluctuates based upon reported claims. We experienced similar reported claims in the three months ended March 31, 2018 compared to the same period in 2017. Mortality experience is closely monitored by the Company as a key performance indicator and amounts were within expected levels.

•	Surrender benefits increased slightly for the three months ended March 31, 2018 compared to the same period in 2017.

•	Property claims decreased for the three months ended March 31, 2018 as we experienced fewer weather-related claims in the first three months of 2018 compared to the same period in 2017.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves for the three months ended March 31, 2018, was relatively flat compared to the same period in 2017.

Commissions.  Commission expense decreased for the three months ended March 31, 2018, compared to the same period in 2017, consistent with premium collections.

Other General Expenses.  Expenses are allocated by segment based upon an annual expense study performed by the Company. The expenses increased between 2018 and 2017 due primarily to additional internal and external audit fees and added executive salaries.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs decreased for the three months ended March 31, 2018, as commission expense decreased during the period.  DAC capitalization is directly correlated to fluctuations in new business and commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three months ended March 31, 2018 decreased compared to the corresponding period in 2017 and remained generally in line with this segment experienced persistency.

Other Non-Insurance Enterprises
This represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP. The loss reported for the three months of 2018 and 2017 is typical since the elimination of intercompany revenue is its primary source of revenue.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

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

	March 31, 2018		December 31, 2017
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Marketable debt securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$15,865	1.2	$16,304	1.2
States and political subdivisions	780,303	57.8	780,557	57.7
Corporate	413,796	30.6	409,610	30.4
Mortgage-backed (1)	1,715	0.1	1,978	0.1
Foreign governments	121	—	121	—
Total fixed maturity securities	1,211,800	89.7	1,208,570	89.4
Cash and cash equivalents	41,247	3.1	46,064	3.4
Other investments:
Policy loans	75,636	5.6	73,735	5.5
Equity securities	15,449	1.1	16,164	1.2
Mortgage loans	193	—	195	—
Real estate held for investment	7,334	0.5	7,416	0.5
Other long-term investments	35	—	36	—
Total cash, cash equivalents and investments	$1,351,694	100.0	$1,352,180	100.0
(1) Includes $1.5 million and $1.8 million of U.S. Government-sponsored enterprises at March 31, 2018 and December 31, 2017, respectively.

Cash and cash equivalents decreased as of March 31, 2018 due to timing of cash inflows and investment of cash into marketable securities.

The held-to-maturity portfolio as of March 31, 2018 represented 19.0% of the total fixed maturity securities owned based upon carrying values, with the remaining 81.0% classified as available-for-sale.  Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$92,506	7.6	$93,911	7.8
AA	488,509	40.3	488,675	40.4
A	311,881	25.8	325,476	27.0
BBB	284,777	23.5	266,461	22.0
BB and other	34,127	2.8	34,047	2.8
Totals	$1,211,800	100.0	$1,208,570	100.0

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

The Company has no direct sovereign European debt exposure as of March 31, 2018.  We do have indirect exposure in one bond mutual fund holding, but the amount is deemed immaterial to the current investment holdings and consolidated financials.

As of March 31, 2018, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipal securities shown including third party guarantees

	March 31, 2018
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$58,052	56,855	32,207	31,797	—	—	90,259	88,652	11.5
AA	169,669	166,271	268,472	263,651	24,975	24,251	463,116	454,173	59.1
A	26,599	26,564	157,430	151,356	10,970	10,433	194,999	188,353	24.5
BBB	6,994	7,298	21,849	21,623	1,957	2,012	30,800	30,933	4.0
BB and other	4,082	4,438	2,084	2,587	—	—	6,166	7,025	0.9
Total	$265,396	261,426	482,042	471,014	37,902	36,696	785,340	769,136	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

Municipal securities shown excluding third party guarantees

	March 31, 2018
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$23,666	23,527	29,553	29,259	—	—	53,219	52,786	6.9
AA	158,971	156,092	195,163	191,836	17,958	17,220	372,092	365,148	47.5
A	44,437	44,154	193,664	186,773	13,652	13,157	251,753	244,084	31.7
BBB	13,181	13,331	33,960	33,787	1,956	2,012	49,097	49,130	6.4
BB and other	25,141	24,322	29,702	29,359	4,336	4,307	59,179	57,988	7.5
Total	$265,396	261,426	482,042	471,014	37,902	36,696	785,340	769,136	100.0

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as noted in the table below.

	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)
Utilities	$157,406	152,166	20.0%
Education	115,803	112,431	14.8%
General Obligations	81,332	79,905	10.4%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

The Company's exposure of municipal holdings is spread across many states, with Texas and Florida as the two states with the largest municipal holdings as of March 31, 2018. The Company holds 21.9% of its municipal security holdings in Texas issuers and 11.8% in Florida issuers based on fair value. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of March 31, 2018. The tables below represent the exposure the Company holds in these two states.

	March 31, 2018
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Texas securities including third party guarantees
AAA	$56,034	54,876	14,820	14,408	—	—	70,854	69,284
AA	46,788	46,330	30,173	29,626	—	—	76,961	75,956
A	—	—	15,299	14,841	—	—	15,299	14,841
BBB	—	—	6,888	6,562	—	—	6,888	6,562
BB and other	752	752	1,313	1,813	—	—	2,065	2,565
Total	$103,574	101,958	68,493	67,250	—	—	172,067	169,208
Texas securities excluding third party guarantees
AAA	$21,648	21,547	12,167	11,870	—	—	33,815	33,417
AA	72,354	71,049	20,989	20,551	—	—	93,343	91,600
A	6,533	6,443	24,482	23,916	—	—	31,015	30,359
BBB	1,220	1,162	7,438	7,106	—	—	8,658	8,268
BB and other	1,819	1,757	3,417	3,807	—	—	5,236	5,564
Total	$103,574	101,958	68,493	67,250	—	—	172,067	169,208

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

	March 31, 2018
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Florida securities including third party guarantees
AAA	$518	509	3,616	3,551	—	—	4,134	4,060
AA	—	—	58,967	58,162	5,227	5,246	64,194	63,408
A	—	—	13,889	13,570	10,745	10,209	24,634	23,779
BBB	—	—	—	—	—	—	—	—
BB and other	—	—	—	—	—	—	—	—
Total	$518	509	76,472	75,283	15,972	15,455	92,962	91,247

Florida securities excluding third party guarantees
AAA	$518	509	3,616	3,551	—	—	4,134	4,060
AA	—	—	49,172	48,547	5,227	5,246	54,399	53,793
A	—	—	21,148	20,770	10,745	10,209	31,893	30,979
BBB	—	—	—	—	—	—	—	—
BB and other	—	—	2,536	2,415	—	—	2,536	2,415
Total	$518	509	76,472	75,283	15,972	15,455	92,962	91,247

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

The Company recognized other-than-temporary impairments of $225,000 on one bond issuer for the three months ended March 31, 2018 and $17,000 for the three months ended March 31, 2017 on one equity security that were in an unrealized loss position for greater than one year.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.

Liquidity requirements of the Company are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments to provide cash flow and did not do so during the first three months of 2018.  Our investments as of March 31, 2018, consist of 74.9% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

Our whole life and endowment products provide the policyholder with alternative election decisions once the policy matures. The policyholder can choose to take a lump sum payout or leave the money on deposit at interest with the Company. The Company has a significant amount of endowment products representing approximately 45-49% of total inforce with older contracts sold historically that will begin reaching their maturities over the next several years and policyholder election behavior is not known. If policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell securities at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholder were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the current market rate we can earn on our investments. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds, but we will monitor closely our policyholder behavior patterns.

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

Cash flows from our insurance operations historically have been sufficient to meet current needs.  Cash flows from operating activities were $22.0 million and $21.6 million for the three months ended March 31, 2018 and March 31, 2017, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investing activities totaled $27.1 million and $17.3 million for the three months ended March 31, 2018 and March 31, 2017, respectively. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

In 2015, we determined that a portion of the life insurance and annuity policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

Code ("IRC") of 1986. As of March 31, 2018, we have established a liability reserve of $5.1 million, net of tax, for probable liabilities and expenses associated with this tax compliance matter, which represents management’s estimate and we have disclosed an estimated range related to probable liabilities and expenses of $4.2 million to $45.5 million, net of tax. This estimate and range includes projected toll charges and fees payable to the IRS, as well as any other costs attributed to remediation of non-compliant domestic life insurance. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of taxable benefits under non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses.

In May 2017, we submitted an offer under Rev Proc 2008-40 to enter into closing agreements with the IRS covering certain CICA and CNLIC domestic life insurance contracts.  A voluntary, taxpayer-initiated closing agreement under this IRS revenue procedure generally addresses situations where a taxpayer has inadvertently failed to meet the requirements of Internal Revenue Code section 7702, which defines life insurance for federal tax purposes. A voluntary closing agreement allows taxpayers to come forward to the IRS with self-identified violations or deficiencies and work with the IRS towards a mutual resolution to correct the violations or deficiencies. The consideration offered by CICA and CNLIC under the proposed closing agreements totaled approximately $124,000 and $4,000, respectively.  The consideration that will be required under the final closing agreements could be different and will depend on how the IRS responds to the closing agreements offer. We expect to file other offers for additional closing agreements with the IRS for the SPLIC and MGLIC life insurance businesses, the CICA international life insurance business and our annuity business in 2018.

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

All insurance subsidiaries were above the RBC minimums at March 31, 2018.

Contractual Obligations and Off-balance Sheet Arrangements

There have been no material changes in contractual obligations from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  The Company does not have off-balance sheet arrangements at March 31, 2018.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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
March 31, 2018

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

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three months ended March 31, 2018 and March 31, 2017. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

The nature of our business exposes us to market risk relative to our invested assets and policy liabilities.  Market risk is the risk of loss that may occur when changes in interest rates and public equity prices adversely affect the value of our invested assets.  Interest rate risk is our primary market risk exposure.  Substantial and sustained increases and decreases in market interest rates can affect the fair value of our investments.  The fair value of our fixed maturity portfolio generally increases when interest rates decrease and decreases when interest rates increase. For additional information regarding market risks to which we are subject, see "Item 1. Financial Statements - Note 5. Investments - Valuation of Investments in Fixed Maturity and Equity Securities" above.

The following table summarizes net unrealized gains and losses as of the dates indicated.

	March 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	Net Unrealized Gains	Amortized Cost	Fair Value	Net Unrealized Gains
	(In thousands)
Fixed maturities, available-for-sale	$960,303	981,095	20,792	935,977	974,609	38,632
Fixed maturities, held-to-maturity	230,705	235,827	5,122	233,961	241,377	7,416
Total fixed maturities	$1,191,008	1,216,922	25,914	1,169,938	1,215,986	46,048
Total equity securities	$14,907	15,449	542	15,289	16,164	875

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 92.5% of our investment portfolio based on carrying value as of March 31, 2018.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturity investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of March 31, 2018 were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond increased to 2.74% during the three months ended March 31, 2018, from 2.40% at December 31, 2017.  Net unrealized gains on fixed maturity securities totaled $26.0 million at March 31, 2018, compared to $46.0 million at December 31, 2017.

The fixed maturity portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments classified as trading instruments.  Approximately 80.6% of fixed maturities were held in available-for-sale and 19.4% in held-to-maturity based upon fair value at March 31, 2018.  At March 31, 2018 and December 31, 2017, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 1.2% of our total investments at March 31, 2018, with 98.9% invested in diversified equity and bond mutual funds.  We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

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

Our management, including our principal executive officer, principal financial officer, principal accounting officer and principal operating officer, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2018. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting that were reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”), which remain unremediated as of March 31, 2018.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended March 31, 2018, there were no changes in the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

STATUS OF REMEDIATION OF MATERIAL WEAKNESSES

While we have made progress on strengthening our internal controls relative to the previously identified material weaknesses, material weaknesses continue to exist. Management, with oversight from our principal executive officer and principal financial officer, has identified and initiated actions that, once fully implemented and operating for a sufficient period of time, are designed to remediate the material weaknesses in each of the five components of internal control (control environment, risk assessment, control activities, information and communication, and monitoring) as defined by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") identified in the Company’s 2017 Annual Report. Specifically, the Company intends to take the following actions to remediate the Company’s identified material weaknesses:

•	For information technology, design and implement controls related to user access, privileged access and change management processes that operate effectively;

•
Perform user acceptance testing of system generated reports that are used in the operation of business process and management review controls to provide a baseline to support reliance on change management controls going forward;

•
Implement an End User Control (“EUC”) Policy, which includes (i) an inventory and risk assessment of all financially relevant spreadsheets, and (ii) designing and implementing EUC controls over the accuracy and completeness of those spreadsheets;

•	Reevaluate the design of business process and management review controls with a focus on the precision of those controls;

•
Review and enhance the design of outsourced service provider controls used to monitor processes that are outsourced to third parties, including the precision of any monitoring, business process, information technology and management review controls;

•	Enhance and deliver COSO 2013 internal control awareness training for all relevant employees;

•
Conduct a comprehensive risk assessment which will include a focus on risks related to processing and reporting financial information that are relevant for the Company, our products and our geographies; and

•
Reevaluate the criteria established in COSO 2013 to make further enhancements to entity-level controls in order to demonstrate that our internal controls framework addresses relevant principles and points of focus of COSO 2013.

We will make further changes as appropriate. We believe the remediation steps outlined above have improved and will continue to improve the effectiveness of our internal control over financial reporting and our compliance with the COSO 2013 framework as a whole. We will test the ongoing operating effectiveness of all new controls subsequent to implementation and consider the material weaknesses remediated after the applicable remedial controls operate effectively for a sufficient period of time.

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
March 31, 2018

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

Item 1A. RISK FACTORS

Investing in our Company involves certain risks. Set forth below are certain risks with respect to our Company.  Readers should carefully review these risks, together with the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and other information contained in this report.  The risks and uncertainties we have described in this report are not the only ones we face.  Additional risks and uncertainties not presently known to us, or that we currently deem not material, may also adversely affect our business.  Any of the risks discussed in this report or that are presently unknown or not material, if they were to actually occur, could result in a significant adverse impact on our business, operating results, prospects or financial condition.  References in the risk factors below to "we," "us," "our," "Citizens" and like terms relate to Citizens, Inc. and its subsidiaries on a U.S. GAAP consolidated financial statement basis, unless specifically identified otherwise. We operate our subsidiaries as separate and distinct entities with respect to corporate formalities.

Risks Relating to Our Business

The majority of our sales derives from residents of foreign countries and is subject to risks associated with political instability, currency control laws and foreign insurance laws. A significant loss of sales in these foreign markets could have a material adverse effect on our results of operations and financial condition.

The majority of our direct premiums, approximately 70% in 2018, are from foreign countries, primarily those in Latin America and the Pacific Rim.  These sales are made through independent consultants who are located in these foreign countries. Many of these countries have a history of political instability, including regime changes, political uprisings, currency fluctuations and anti-democratic or anti-U.S. policies. There is a risk that political instability in these countries could have a material adverse effect on the ability of people living in these countries to purchase our insurance policies or our ability to sell our policies in those countries through our independent consultants or otherwise. Our Company’s future sales and financial results depend upon avoiding significant regulatory restraints on receiving insurance policy applications and premiums from, and issuing insurance policies to, residents outside of the United States.

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

We also face risks associated with the application of foreign laws to our sales of policies to residents in foreign countries. Generally, all foreign countries in which we offer insurance products require a license or other authority to conduct insurance business in that country. Some of these countries also require that local regulatory authorities approve the terms of any insurance product sold to residents of that country. We have never sought to qualify to do business in any foreign country and have never submitted the insurance policies that we issue to residents of foreign countries for approval by any foreign or domestic insurance regulatory agency. Traditionally, we have sought to address risks associated with the potential application of foreign laws to our sales of insurance policies in our foreign markets by, among other things, not locating any of our offices or assets in foreign countries, selling policies only through independent consultants rather than our own employees, requiring that all applications for insurance

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

be submitted to and accepted only in our offices in the U.S., and requiring that policy premiums be paid to us only in U.S. Dollars.  We rely on our independent consultants to comply with laws applicable to them in marketing our insurance products in their respective countries. Even with the precautionary measures, practices and policies mentioned above, the Company may determine that the risks associated with a particular market and its regulatory environment outweigh the benefits of conducting further business in that market.

We have undertaken a comprehensive compliance review of risks associated with the potential application of foreign laws to our sales of insurance policies in foreign countries. The application of foreign laws to our sales of insurance policies in foreign countries varies by country. There is a lack of uniform regulation and lack of clarity in certain regulations. Our compliance review has confirmed the previously disclosed risks related to foreign insurance laws associated with our current business model, at least in certain foreign countries. There are risks that a foreign government could determine under its existing laws that its residents may not purchase life insurance from us unless we become qualified to do business in that country or unless our policies purchased by its residents receive prior approval from its insurance regulators. There also is a risk that foreign regulators may become more aggressive in enforcing any perceived violations of their laws and seek to impose monetary fines, criminal penalties, and/or order us to cease our sales in that jurisdiction. There is no assurance that, if a foreign country were to deem our sales of policies in that country to require that we qualify to do business in that country or submit our policies for approval by that country’s regulatory authorities, we would be able to, or would conclude that it is advisable to, comply with those requirements.  Any determination by a foreign country that we or our policy sales are subject to regulation under their laws, or any actions by a foreign country to enforce such laws more aggressively, could therefore have a material adverse effect on our ability to sell policies in that country and, in turn, on our results of operations and financial condition. We are exploring alternatives to our current business model in one or more jurisdictions, including withdrawing from particular markets.

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

We previously announced that we determined that a portion of the life and annuity insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. We may be liable to the IRS for failure to withhold taxes or to tax report on IRS information returns and payee statements. We have undertaken an analysis of our potential liability to the IRS arising from this matter, as well as other expenses we may incur to remediate (i.e., conform to the requirements of the IRS) certain previously issued domestic life insurance and annuity policies and to address any missed reporting and withholding for policies issued to non-U.S. citizens and have established a best estimate reserve of $5.1 million, net of tax as of March 31, 2018 for probable liabilities and expenses. The probability weighted range of financial estimates relative to this issue is $4.2 million to $45.5 million, net of tax. This estimated range includes projected toll charges and fees payable to the IRS, as well as any other costs attributed to remediation of non-compliant domestic life insurance. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life and annuity insurance policies we will be required to remediate, the methodology applicable to the calculation of toll charges for non-compliant policies and the amount of time and resources we will require from external advisors who are assisting us with resolving these issues. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved is insufficient to meet the actual amount of our liabilities and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operations may be materially adversely affected.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

The new CICA Life Ltd. (Bermuda) will be subject to extensive government regulation by the Bermuda Monetary Authority (“BMA”), which is a new regulatory regime for the Company. Regulation by the BMA, is subject to change and may increase our costs of doing business, restrict the conduct of our business and negatively impact our results of operations, liquidity and financial condition.

For over 40 years, the Company’s life insurance subsidiaries have been regulated in the U.S. by the state insurance departments of their states of domicile. In 2018, CICA Life Ltd. will be subject to extensive regulation and supervision by the BMA in jurisdictions where we do business, including global insurance regulations, tax, financial services, privacy, anti-money laundering, bank secrecy, anti-corruption and foreign asset control laws. Bermuda insurance company regulation is generally designed to protect the interests of policyholders, with substantially lesser protections to shareholders of the regulated insurance companies.   To that end, the BMA has broad powers to regulate business activities of CICA Life Ltd, mandate capital and surplus requirements, regulate trade and claims practices and require strong enterprise risk management and corporate governance activities. The Company has no prior experience operating in a foreign jurisdiction and limited experience with regulation by the BMA. We cannot predict with certainty how the international business model described above will be affected by the novation of our international policies to a foreign sovereign jurisdiction.

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

We face potential liquidity risks if policyholders with mature policies elect to receive lump sum distributions at greater levels than anticipated. Our whole life and endowment products provide the policyholder with alternatives once the policy matures. The policyholder can choose to take a lump sum payout or leave the money on deposit at interest with the Company. As of December 31, 2017, the Company has a significant amount of endowment products representing approximately 45.9% of total inforce with older contracts sold historically that will begin reaching their maturities over the next several years and policyholder election behavior is not known. If policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell securities at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholder were to leave the money on deposit with the Company at interest, our profitability could be negatively impacted if the product guaranteed rate is higher than the current market rate we can earn on our investments.

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

If interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured, prepaid, been sold, or called at lower yields, reducing our investment margin.  Our fixed income bond portfolio is exposed to interest rate risk as approximately 55% of the portfolio is callable as of December 31, 2017.  Lowering our interest crediting rates can help offset decreases in investment margins on some of our products.  However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates, and may not match the timing or magnitude of changes in asset yields.

An increase in interest rates will decrease the net unrealized gain position of our investment portfolio and may subject us to disintermediation risk. Disintermediation risk is the risk that in a change from a low interest rate period to a significantly higher and increasing interest rate period, policyholders may surrender their policies or make early withdrawals in order to increase their

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

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

In particular, at March 31, 2018, fixed maturities represented $1.2 billion or 92.5% of our total investments of $1.3 billion. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows resulting from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our consolidated financial statements, as a large portion of our fixed maturities are classified as available-for- sale, with changes in fair value reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. Although at March 31, 2018, approximately 97.2% of our fixed maturities were investment grade with 73.7% rated A or above, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could be downgraded (with a concurrent decrease in fair value) and, in a worst-case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

Fixed maturity and equity securities classified as available-for-sale are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from our net income.  Our total gross unrealized losses on our available-for-sale securities portfolio at March 31, 2018 were $7.8 million.  The accumulated change in estimated fair value of these securities is recognized in net income when the gain or loss is realized upon sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

and an impairment charge to earnings is taken.  Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

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

At March 31, 2018, we had $165.6 million of deferred policy acquisition costs, or DAC.  DAC represents costs that vary with and are directly related to the successful sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies.  These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.  Under U.S. GAAP for our type of insurance products, DAC is amortized over the premium-paying period of the policies.

In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies.  This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies.  At March 31, 2018, we had $16.9 million of CCRA.  We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

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

Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition.  Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the "reporting unit" level, which is either an operating segment or a business that is one level below the operating segment.  Goodwill is impaired if its carrying value exceeds its implied fair value.  This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units.  If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition.  In 2017, we recognized a goodwill impairment of $4.6 million on our Home Service Segment. Goodwill in our consolidated financial statements was $12.6 million as of March 31, 2018.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

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
March 31, 2018

Our international markets face significant competition. If we are unable to compete effectively in our markets, our business, results of operations and profitability may be adversely affected.

Our international marketing plan focuses on making available U.S. dollar-denominated life insurance products to individuals residing in foreign countries.  New competition could increase the supply of available insurance, which could adversely affect our ability to price our products at attractive profitable rates and thereby adversely affect our revenues, results of operations and financial condition.  Existing barriers to entry in the foreign markets we serve may not be sufficient to impede potential competitors from entering such markets.  In connection with our business with foreign nationals, we experience competition primarily from the following sources, many of which have substantially greater financial, marketing and other resources than we have:

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

We distribute our insurance products through several distribution channels, including independent marketing firms, independent consultants and our employee agents.  These relationships are significant for both our revenues and our profits.  In our life insurance segment, we depend almost exclusively on the services of independent marketing firms and independent consultants.  In our home service insurance segment, we depend on employee agents whose role in our distribution process is integral to developing and maintaining relationships with policyholders.  Significant competition exists among insurers in attracting and maintaining marketers of demonstrated ability.  Some of our competitors may offer better compensation packages for marketing firms, independent consultants and agents and broader arrays of products and have a greater diversity of distribution resources, better brand recognition, more competitive pricing, lower cost structures and greater financial strength or claims paying ratings than we do.  We compete with other insurers for marketing firms, independent consultants and employee agents primarily on the basis of our compensation and support services.  Any reduction in our ability to attract and retain effective sales representatives could materially adversely affect our revenues, results of operations and financial condition. Modifications in our international business model may have an adverse impact on our ability to attract and retain effective sales representatives.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

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
March 31, 2018

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

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K as of December 31, 2017, we have identified control deficiencies in our disclosure controls and financial reporting process that constitute material weaknesses and for which remediation is still in process as of March 31, 2018. If we fail to design effective controls, fail to remediate control deficiencies or fail to otherwise maintain effective internal controls over financial reporting in the future, such failures could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors to lose confidence in our financial statements, have a negative effect on the trading price of our common stock, limit our ability to obtain financing if needed or increase the cost of any financing we may obtain.  In addition, these failures may negatively impact our business, financial condition and results of operations, impair our ability to timely file our periodic reports with the SEC, subject us to litigation and regulatory scrutiny and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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

We have a written information security program with appropriate administrative, technical and physical safeguards to protect such confidential information.  Cyber security attacks are on the rise throughout the world and while we believe we have taken reasonable steps to secure our customer information we could experience a breach of data. We closely monitor cyber attack attempts on our system, and we are not aware of any material breach of our cyber security, administrative, technical and physical safeguards or client data. Nevertheless, it is possible a cyber attack could go undetected and that preventative actions we take to reduce this risk of cyber incidents and protect our information may be insufficient to prevent cyber attacks or other security breaches.

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
March 31, 2018

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

Generally, the net assets of our insurance company subsidiaries available for dividends are limited to either the lesser or greater (depending on the state of domicile) of the subsidiary's net gain from operations during the preceding year or 10% of the subsidiary's net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed by insurance regulatory authorities.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

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

Due to required regulatory approval for acquisition of control of a regulated U.S. domestic insurance company, control of our Company, through the ownership of our Class B common stock, has not yet transferred from our founder's trust to a 501(c)(3) charitable foundation established by our founder, and we cannot determine whether or when any change in our management, operations, or operating strategies will occur.

Harold E. Riley, our founder, was the beneficial owner of 100% of our Class B common stock, which was held in the name of the Harold E. Riley Trust ("Trust"), of which he had served as Trustee until his death in September 2017.  Our Class A and Class B common stock are identical in all respects, except the Class B common stock elects a simple majority of the Board and receives one-half of any cash dividends paid, on a per share basis, to the Class A common stock.  The Class A common stock elects the remainder of the Board.  The Trust documents provided that upon Mr. Riley's death, the Class B common stock will transfer from the Trust to the Harold E. Riley Foundation, a charitable organization established under 501(c)(3) of the Internal Revenue Code (the "Foundation").
To date, the estate process related to the Class B common stock is not complete and the required state insurance regulatory approvals for change of control to occur have not been received. The Foundation has not sought to acquire record ownership of the Class B common stock, exercise voting power with respect to such shares or otherwise seek to exercise control over the Company's management or operations, and the Trust currently remains the holder of record of the Class B common stock. The Foundation and the Estate of Harold E. Riley are proceeding independent of the Company to obtain regulatory approval from the Colorado Division of Insurance, the Texas Department of Insurance, the Louisiana Department of Insurance and the Mississippi Department of Insurance through the requisite Form A approval process. The Company does not know if or when regulatory approvals of the transfer ultimately will be granted. If such approvals are obtained from the states department of insurances listed above, the Company will record the transfer the controlling Class B common stock from the Trust to the Foundation in the Company's shareholder records.
The Foundation is organized as a public support charity for the benefit of its charitable beneficiaries, Baylor University and Southwestern Baptist Theological Seminary. The Foundation is governed by 11 trustees, five of which were appointed by Harold Riley prior to his death, three of which were appointed by Baylor University and three of which were appointed by Southwestern Baptist Theological Seminary. It is unclear what, if any, change may occur to our board, management, or corporate operating strategies as a result of different ownership of our Class B common stock.
If and when the Foundation becomes the record holder of the Class B common stock, the first of two prongs of certain “change in control” provisions in the employment agreements of our top two executives Chief Executive Officer Geoff Kolander and Chief Financial Officer Kay Osbourn will be triggered. Under each employment agreement, a "change in control" includes, among other things (1) the transfer of a majority of the Company's Class B common stock from the Trust to an individual other than Harold E. Riley, an entity not beneficially owned by Harold E. Riley, or a trust not controlled by Harold E. Riley and (2) the exercise of a power of attorney granted by Harold E. Riley over the Company's Class B common stock. Upon a termination of the executive by Citizens without cause or the executive’s voluntary termination with Good Reason, in each case other than within the ninety (90) day period prior to the consummation of a change in control or within one (1) year following a change in control, the executive would be entitled to certain cash payments and benefits.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

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

We interface with and distribute our products to residents of foreign countries that may be subject to the risks disclosed in our Item 1A. Risk Factor under the heading, “The majority of our sales derives from residents of foreign countries and is subject to risks associated with widespread political instability, currency control laws and foreign insurance laws. A significant loss of sales in these foreign markets could have a material adverse effect on our results of operations and financial condition". Venezuela is one such example. Accordingly, from time to time, bloggers or other social media outlets relevant to investors may focus attention on our exposure to these countries and the negative circumstances surrounding their governments, thereby subjecting us to periodic negative publicity.  Negative publicity on investor blogs or through other media channels could impact trading in our stock especially due to aggressive and coordinated efforts between anonymous bloggers and short sellers which ultimately cause the market price of our Class A common stock to fall.

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

The following provisions in our articles of incorporation and bylaws make it difficult for our Class A shareholders to replace or remove our directors and have other anti-takeover effects that may delay, deter or prevent a takeover attempt:

•
holders of shares of our Class B common stock elect a simple majority of our board of directors, and all of these shares are held by the Harold E. Riley Trust until such time that the Harold E. Riley Foundation receives regulatory approval for acquisition of the Class B common stock and becomes holder of record; and

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2018

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
March 31, 2018

Item 6. EXHIBITS

Exhibit Number	The following exhibits are filed herewith:

3.1
Restated and Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 15, 2004)

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

CITIZENS, INC.

		By:	/s/ Geoffrey M. Kolander
Geoffrey M. Kolander
President and Chief Executive Officer

		By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer,
and Chief Investment Officer

Date:	May 4, 2018