Form 10-Q
period 2018-06-30
CITIZENS INC
filed 2018-08-07
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 1, 2018, the Registrant had 49,080,114 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands)

	June 30, 2018	December 31, 2017
Assets	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $967,918 and $935,977 in 2018 and 2017, respectively)	$976,451	974,609
Fixed maturities held-to-maturity, at amortized cost (fair value: $218,774 and $241,377 in 2018 and 2017, respectively)	214,514	233,961
Equity securities, at fair value (cost: $15,289 in 2017)	15,372	16,164
Mortgage loans on real estate	190	195
Policy loans	77,577	73,735
Real estate held for investment (less $1,233 and $5,479 accumulated depreciation in 2018 and 2017, respectively)	5,769	7,416
Real estate held for sale (less $4,411 accumulated depreciation in 2018)	1,483	—
Other long-term investments	34	36
Total investments	1,291,390	1,306,116
Cash and cash equivalents	63,333	46,064
Accrued investment income	19,241	19,062
Reinsurance recoverable	3,971	3,715
Deferred policy acquisition costs	164,065	167,063
Cost of customer relationships acquired	16,499	17,499
Goodwill	12,624	12,624
Other intangible assets	959	961
Deferred tax asset	59,989	50,797
Property and equipment, net	6,291	6,624
Due premiums, net (less $1,483 and $1,611 allowance for doubtful accounts in 2018 and 2017, respectively)	11,791	12,765
Prepaid expenses	1,594	251
Other assets	974	912
Total assets	$1,652,721	1,644,453

(Continued)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands, except share amounts)

	June 30, 2018	December 31, 2017
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,164,352	1,133,875
Annuities	75,415	73,688
Accident and health	905	990
Dividend accumulations	25,022	23,713
Premiums paid in advance	53,092	51,431
Policy claims payable	8,527	8,610
Other policyholders' funds	10,016	8,483
Total policy liabilities	1,337,329	1,300,790
Commissions payable	1,830	2,430
Federal income tax payable	97,239	93,365
Other liabilities	18,893	24,355
Total liabilities	1,455,291	1,420,940
Commitments and contingencies (Note 8)
Stockholders' equity:
Class A, no par value, 100,000,000 shares authorized, 52,215,852 shares issued and outstanding in 2018 and 2017, including shares in treasury of 3,135,738 in 2018 and 2017	259,596	259,383
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2018 and 2017	3,184	3,184
Accumulated deficit	(61,058)	(54,375)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	6,719	26,332
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	197,430	223,513
Total liabilities and stockholders' equity	$1,652,721	1,644,453

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Three Months Ended June 30, (In thousands, except per share amounts) (Unaudited)

	2018		2017
Revenues:
Premiums:
Life insurance		$44,631		46,155
Accident and health insurance		301		345
Property insurance		1,198		1,239
Net investment income		13,811		13,073
Realized investment losses, net		(178)		(117)
Other income		79		157
Total revenues		59,842		60,852
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		20,617		18,952
Increase in future policy benefit reserves		16,555		17,820
Policyholders' dividends		1,614		1,501
Total insurance benefits paid or provided		38,786		38,273
Commissions		8,669		9,894
Other general expenses		14,466		9,355
Capitalization of deferred policy acquisition costs		(5,640)		(6,883)
Amortization of deferred policy acquisition costs		7,200		7,642
Amortization of cost of customer relationships acquired		472		475
Total benefits and expenses		63,953		58,756
Income (loss) before federal income tax		(4,111)		2,096
Federal income tax expense (benefit)		(1,553)		1,524
Net income (loss)		(2,558)		572
Per Share Amounts:
Basic and diluted earnings (losses) per share of Class A common stock	$(0.05)		0.01
Basic and diluted earnings (losses) per share of Class B common stock	(0.03)		0.01
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale debt securities:
Unrealized holding gains (losses) arising during period		(12,329)		4,573
Reclassification adjustment for losses included in net income		87		111
Unrealized gains (losses) on available-for-sale debt securities, net		(12,242)		4,684
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale debt securities		(2,571)		1,639
Other comprehensive income (loss)		(9,671)		3,045
Total comprehensive income (loss)		$(12,229)		3,617

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Six Months Ended June 30, (In thousands, except per share amounts) (Unaudited)

	2018		2017
Revenues:
Premiums:
Life insurance		$87,160		89,959
Accident and health insurance		592		673
Property insurance		2,407		2,488
Net investment income		27,582		25,812
Realized investment gains (losses), net		(753)		1,146
Other income		287		355
Total revenues		117,275		120,433
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		41,768		40,676
Increase in future policy benefit reserves		31,163		32,356
Policyholders' dividends		2,921		2,805
Total insurance benefits paid or provided		75,852		75,837
Commissions		17,628		19,819
Other general expenses		20,973		19,511
Capitalization of deferred policy acquisition costs		(11,603)		(13,784)
Amortization of deferred policy acquisition costs		14,806		15,017
Amortization of cost of customer relationships acquired		1,151		994
Total benefits and expenses		118,807		117,394
Income (loss) before federal income tax		(1,532)		3,039
Federal income tax expense		989		411
Net income (loss)		(2,521)		2,628
Per Share Amounts:
Basic and diluted earnings (losses) per share of Class A common stock	$(0.05)		0.05
Basic and diluted earnings (losses) per share of Class B common stock	(0.03)		0.03
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale debt securities:
Unrealized holding gains (losses) arising during period		(30,427)		9,710
Reclassification adjustment for losses (gains) included in net income		346		(41)
Unrealized gains (losses) on available-for-sale debt securities, net		(30,081)		9,669
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale debt securities		(6,306)		3,384
Other comprehensive income (loss)		(23,775)		6,285
Total comprehensive income (loss)		$(26,296)		8,913

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2018 and 2017
(In thousands)
(Unaudited)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stockholders' equity
	Class A	Class B
Balance at December 31, 2016	$259,383	3,184	(16,248)	13,792	(11,011)	249,100
Comprehensive income:
Net income	—	—	2,628	—	—	2,628
Unrealized investment gains, net	—	—	—	6,285	—	6,285
Total comprehensive income	—	—	2,628	6,285	—	8,913
Balance at June 30, 2017	259,383	3,184	(13,620)	20,077	(11,011)	258,013

Balance at December 31, 2017	259,383	3,184	(54,375)	26,332	(11,011)	223,513
Accounting standards adopted January 1, 2018	—	—	(4,162)	4,162	—	—
Balance at January 1, 2018	259,383	3,184	(58,537)	30,494	(11,011)	223,513
Comprehensive loss:
Net loss	—	—	(2,521)	—	—	(2,521)
Unrealized investment losses, net	—	—	—	(23,775)	—	(23,775)
Total comprehensive loss	—	—	(2,521)	(23,775)	—	(26,296)
Stock-based compensation	213	—	—	—	—	213
Balance at June 30, 2018	$259,596	3,184	(61,058)	6,719	(11,011)	197,430

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows Six Months Ended June 30, (In thousands) (Unaudited)

	2018	2017
Cash flows from operating activities:
Net income (loss)	$(2,521)	2,628
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized (gains) losses on sale of investments and other assets	753	(1,146)
Net deferred policy acquisition costs	3,203	1,233
Amortization of cost of customer relationships acquired	1,151	994
Depreciation	708	504
Amortization of premiums and discounts on investments	8,332	8,283
Stock-based compensation	213	—
Deferred federal income tax benefit	(2,869)	(1,977)
Change in:
Accrued investment income	(179)	(764)
Reinsurance recoverable	(256)	45
Due premiums	974	1,197
Future policy benefit reserves	31,665	32,335
Other policyholders' liabilities	4,420	4,138
Federal income tax payable	3,858	3,700
Commissions payable and other liabilities	(6,062)	(6,686)
Other, net	(1,404)	(1,061)
Net cash provided by operating activities	41,986	43,423
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	—	508
Maturities and calls of fixed maturities, available-for-sale	37,646	43,755
Maturities and calls of fixed maturities, held-to-maturity	17,549	3,390
Purchase of fixed maturities, available-for-sale	(76,003)	(96,279)
Sale of equity securities, available-for-sale	—	1,940
Calls of equity securities, available-for-sale	—	300
Purchase of equity securities, available-for-sale	(9)	—
Principal payments on mortgage loans	5	34
Increase in policy loans, net	(3,842)	(2,710)
Sale of other long-term investments and real estate	1	3,040
Purchase of property and equipment	(211)	(952)
Maturity of short-term investments	—	500
Net cash used in investing activities	(24,864)	(46,474)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued Six Months Ended June 30, (In thousands) (Unaudited)

	2018	2017
Cash flows from financing activities:
Annuity deposits	$3,605	4,365
Annuity withdrawals	(3,458)	(3,075)
Net cash provided by financing activities	147	1,290
Net increase (decrease) in cash and cash equivalents	17,269	(1,761)
Cash and cash equivalents at beginning of year	46,064	35,510
Cash and cash equivalents at end of period	$63,333	33,749
Supplemental disclosures of operating activities:
Cash paid (received) during the period for income taxes, net	$—	(1,312)

Supplemental disclosures of noncash investing and financing activities:

During 2018 and 2017, various fixed maturity issuers exchanged securities with book values of $2.5 million and $4.8 million, respectively, for securities of equal value.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2018
(Unaudited)

(1) Financial Statements

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA"), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Citizens National Life Insurance Company ("CNLIC"), Magnolia Guaranty Life Insurance Company ("MGLIC"), Computing Technology, Inc. ("CTI"), Insurance Investors, Inc. ("III") and CICA Life Ltd. ("CICA Ltd.").  Citizens and its wholly-owned subsidiaries are collectively referred to as "the Company," "we," "us" or "our."

The consolidated statements of financial position as of June 30, 2018, the consolidated statements of comprehensive income for the three and six-months ended June 30, 2018 and June 30, 2017 and the consolidated statements of cash flows for the six-month periods ended June 30, 2018 and June 30, 2017, have been prepared by the Company without audit.  In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2018 and for comparative periods have been made.  The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

We provide primarily life insurance and a small amount of health insurance policies through our insurance subsidiaries:  CICA, CICA Life Ltd, SPLIC, MGLIC and CNLIC.  Until the end of 2016, CICA and CNLIC issued ordinary whole-life policies, credit life and disability, burial insurance, pre-need policies, and accident and health related policies, throughout the Midwest and southern United States.  Beginning January 1, 2017, CICA and CNLIC ceased selling life products domestically. The Company is developing a new product strategy domestically and plans to re-enter the life market in 2019. Prior to July 1, 2018, CICA primarily issued ordinary whole-life and endowment policies to non-U.S. residents.  From and after July 1, 2018, CICA Ltd. will issue such policies. Effective on July 1, 2018, the Company effected a novation of all of the international policies issued by CICA to CICA Life Ltd. The Company is currently assessing the impact of the novation on the consolidated financial statements. SPLIC offers final expense and home service life insurance in Louisiana, Arkansas and Mississippi, and SPFIC, a wholly-owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana. MGLIC provides industrial life policies through independent funeral homes in Mississippi.

CTI provides data processing systems and services, as well as furniture and equipment, to the Company.  III is currently not active. We plan to dissolve III and merge it into Citizens. CICA Ltd. is a newly established Bermuda entity that began operations in July 2018.

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
June 30, 2018
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

In January 2016, the FASB released ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance requires equity investments, except those accounted for under the equity method of accounting, that have readily determinable fair values to be measured at fair value with any changes in fair value recognized in net income. Equity securities that do not have readily determinable fair values may be measured at estimated fair value or cost less impairment, if any, adjusted for subsequent observable price changes, with changes in the carrying value recognized in net income. A qualitative assessment for impairment is required for equity investments without readily determinable fair values. The updated guidance also eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. The updated guidance was effective for the first quarter ended March 31, 2018. The adoption of this guidance resulted in the recognition of $560,000 of net after-tax unrealized gains on equity investments as a cumulative effect adjustment that decreased retained deficit as of January 1, 2018 and decreased AOCI by the same amount. The Company elected to report changes in the fair value of equity investments in realized investment gains (losses), net. At December 31, 2017, equity investments were classified as available-for-sale on the Company's balance sheet. However, upon adoption, the updated guidance eliminated the available-for-sale balance sheet classification for equity investments.

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
June 30, 2018
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

(3) Segment Information

The Company has two reportable segments:  Life Insurance and Home Service Insurance.  The Life Insurance and Home Service portions of the Company constitute separate businesses. In addition to the Life Insurance and Home Service business, the Company also operates other non-insurance ("Other Non-Insurance Enterprises") portions of the Company, which primarily include the Company's IT and Corporate-support functions, which are included in the tables presented below to properly reconcile the segment information with the consolidated financial statements of the Company.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2018
(Unaudited)

The Company's Other Non-Insurance enterprises are the only reportable difference between segments and consolidated operations.

	Three Months Ended
	June 30, 2018
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$34,393	11,737	—	46,130
Net investment income	10,139	3,316	356	13,811
Realized investment losses, net	(24)	(151)	(3)	(178)
Other income	79	—	—	79
Total revenue	44,587	14,902	353	59,842
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	15,019	5,598	—	20,617
Increase in future policy benefit reserves	15,383	1,172	—	16,555
Policyholders' dividends	1,605	9	—	1,614
Total insurance benefits paid or provided	32,007	6,779	—	38,786
Commissions	4,777	3,892	—	8,669
Other general expenses	6,908	5,392	2,166	14,466
Capitalization of deferred policy acquisition costs	(4,150)	(1,490)	—	(5,640)
Amortization of deferred policy acquisition costs	6,240	960	—	7,200
Amortization of cost of customer relationships acquired	132	340	—	472
Total benefits and expenses	45,914	15,873	2,166	63,953
Loss before income tax expense	$(1,327)	(971)	(1,813)	(4,111)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2018
(Unaudited)

	Six Months Ended
	June 30, 2018
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$66,753	23,406	—	90,159
Net investment income	20,269	6,618	695	27,582
Realized investment losses, net	(209)	(503)	(41)	(753)
Other income (loss)	288	(1)	—	287
Total revenue	87,101	29,520	654	117,275
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	30,310	11,458	—	41,768
Increase in future policy benefit reserves	28,965	2,198	—	31,163
Policyholders' dividends	2,902	19	—	2,921
Total insurance benefits paid or provided	62,177	13,675	—	75,852
Commissions	10,005	7,623	—	17,628
Other general expenses	6,024	10,936	4,013	20,973
Capitalization of deferred policy acquisition costs	(8,790)	(2,813)	—	(11,603)
Amortization of deferred policy acquisition costs	12,780	2,026	—	14,806
Amortization of cost of customer relationships acquired	284	867	—	1,151
Total benefits and expenses	82,480	32,314	4,013	118,807
Income (loss) before income tax expense	$4,621	(2,794)	(3,359)	(1,532)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2018
(Unaudited)

	Three Months Ended
	June 30, 2017
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$35,960	11,779	—	47,739
Net investment income	9,496	3,250	327	13,073
Realized investment gains (losses), net	(141)	24	—	(117)
Other income (loss)	177	3	(23)	157
Total revenue	45,492	15,056	304	60,852
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	13,842	5,110	—	18,952
Increase in future policy benefit reserves	16,513	1,307	—	17,820
Policyholders' dividends	1,490	11	—	1,501
Total insurance benefits paid or provided	31,845	6,428	—	38,273
Commissions	5,866	4,028	—	9,894
Other general expenses	4,327	4,299	729	9,355
Capitalization of deferred policy acquisition costs	(5,223)	(1,660)	—	(6,883)
Amortization of deferred policy acquisition costs	6,613	1,029	—	7,642
Amortization of cost of customer relationships acquired	144	331	—	475
Total benefits and expenses	43,572	14,455	729	58,756
Income (loss) before income tax expense	$1,920	601	(425)	2,096

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2018
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2018
(Unaudited)

(4) Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share.

	Three Months Ended
	June 30, 2018	June 30, 2017
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income (loss)	$(2,558)	572
Net income (loss) allocated to Class A common stock	$(2,532)	566
Net income (loss) allocated to Class B common stock	(26)	6
Net income (loss)	$(2,558)	572
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,109	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic and diluted earnings (loss) per share of Class A common stock	$(0.05)	0.01
Basic and diluted earnings (loss) per share of Class B common stock	(0.03)	0.01

	Six Months Ended
	June 30, 2018	June 30, 2017
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income (loss)	$(2,521)	2,628
Net income (loss) allocated to Class A common stock	$(2,496)	2,601
Net income (loss) allocated to Class B common stock	(25)	27
Net income (loss)	$(2,521)	2,628
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,109	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic and diluted earnings (loss) per share of Class A common stock	$(0.05)	0.05
Basic and diluted earnings (loss) per share of Class B common stock	(0.03)	0.03

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2018
(Unaudited)

(5) Investments

The Company invests primarily in fixed maturity securities, which totaled 88.0% of total cash, cash equivalents and investments at June 30, 2018. The Company's cash, cash equivalents and investments are listed below.

	June 30, 2018		December 31, 2017
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities	$1,190,965	88.0	$1,208,570	89.3
Equity securities	15,372	1.1	16,164	1.2
Mortgage loans	190	—	195	—
Policy loans	77,577	5.7	73,735	5.5
Real estate and other long-term investments	7,286	0.5	7,452	0.6
Cash and cash equivalents	63,333	4.7	46,064	3.4
Total cash, cash equivalents and investments	$1,354,723	100.0	$1,352,180	100.0

The following tables represent the cost, gross unrealized gains and losses and fair value for fixed maturities as of the periods indicated.

	June 30, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale:
U.S. Treasury securities	$9,824	1,500	—	11,324
U.S. Government-sponsored enterprises	3,558	741	—	4,299
States and political subdivisions	550,700	12,009	3,170	559,539
Foreign governments	103	16	—	119
Corporate	402,213	9,353	11,994	399,572
Residential mortgage-backed	1,520	81	3	1,598
Total available-for-sale securities	967,918	23,700	15,167	976,451
Held-to-maturity securities:
States and political subdivisions	198,439	5,112	772	202,779
Corporate	16,075	531	611	15,995
Total held-to-maturity securities	214,514	5,643	1,383	218,774
Total fixed maturities	$1,182,432	29,343	16,550	1,195,225

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2018
(Unaudited)

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$9,860	1,948	—	11,808
U.S. Government-sponsored enterprises	3,570	926	—	4,496
States and political subdivisions	550,536	18,507	1,540	567,503
Foreign governments	103	18	—	121
Corporate	370,043	20,212	1,552	388,703
Residential mortgage-backed	1,865	118	5	1,978
Total available-for-sale securities	935,977	41,729	3,097	974,609
Held-to-maturity securities:
States and political subdivisions	213,054	7,585	629	220,010
Corporate	20,907	1,118	658	21,367
Total held-to-maturity securities	233,961	8,703	1,287	241,377
Total fixed maturity securities	$1,169,938	50,432	4,384	1,215,986

The majority of the Company's equity securities are diversified stock and bond mutual funds.

	June 30, 2018	December 31, 2017
	Fair Value	Fair Value
	(In thousands)
Equity securities:
Stock mutual funds	$3,112	3,217
Bond mutual funds	12,094	12,367
Common stock	23	24
Preferred stock	143	556
Total equity securities	$15,372	16,164

The Company recognized $86,009 and $388,061 of net realized losses on equity securities still held for the three and six months ended June 30, 2018, respectively.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2018
(Unaudited)

When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.  If the Company intends to sell the security or it is more likely that the Company will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment's cost and its fair value at the balance sheet date.  If the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is separated into the following: (a) the amount representing the credit loss; and (b) the amount related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the other-than-temporary impairment recognized in earnings becomes the new amortized cost basis of the investment.  The new amortized cost basis is not adjusted for subsequent recoveries in fair value.

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

There were no other-than-temporary impairments recorded for the three months ended June 30, 2018 or 2017. An other-than-temporary impairment of $225,000 was recognized on one bond issuer during the six months ended June 30, 2018 and on one equity security totaling $17,000 during the six months ended June 30, 2017.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2018
(Unaudited)

The following tables present the fair values and gross unrealized losses of fixed maturity securities that have remained in a continuous unrealized loss position for the periods indicated.

	June 30, 2018
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$174,912	1,683	164	53,199	1,487	44	228,111	3,170	208
Corporate	258,469	10,359	174	13,178	1,635	10	271,647	11,994	184
Residential mortgage-backed	20	1	4	152	2	4	172	3	8
Total available-for-sale securities	433,401	12,043	342	66,529	3,124	58	499,930	15,167	400
Held-to-maturity securities:
States and political subdivisions	34,296	203	34	7,107	569	11	41,403	772	45
Corporate	568	3	1	2,206	608	2	2,774	611	3
Total held-to-maturity securities	34,864	206	35	9,313	1,177	13	44,177	1,383	48
Total fixed maturities	$468,265	12,249	377	75,842	4,301	71	544,107	16,550	448

As of June 30, 2018, the Company had 58 available-for-sale fixed maturity securities and 13 held-to-maturity fixed maturity securities that were in an unrealized loss position for greater than 12 months.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2018
(Unaudited)

	December 31, 2017
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$49,408	312	46	47,233	1,228	46	96,641	1,540	92
Corporate	61,071	732	39	7,651	820	10	68,722	1,552	49
Residential mortgage-backed	132	3	4	157	2	4	289	5	8
Total available-for-sale securities	110,611	1,047	89	55,041	2,050	60	165,652	3,097	149
Held-to-maturity securities:
States and political subdivisions	14,178	45	15	7,460	584	14	21,638	629	29
Corporate	—	—	—	2,169	658	2	2,169	658	2
Total held-to-maturity securities	14,178	45	15	9,629	1,242	16	23,807	1,287	31
Total fixed maturities	$124,789	1,092	104	64,670	3,292	76	189,459	4,384	180
Equity securities:
Redeemable preferred stock	95	6	1	—	—	—	95	6	1
Total equity securities	$95	6	1	—	—	—	95	6	1

We have reviewed these securities in an unrealized loss position for the periods ended June 30, 2018 and December 31, 2017 and determined that no other-than-temporary impairment exists that have not been recognized based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases which may be maturity.  We continue to monitor all securities on an on-going basis and future information may become available which could result in other-than-temporary impairments being recorded.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2018
(Unaudited)

The amortized cost and fair value of fixed maturity securities at June 30, 2018 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

	June 30, 2018
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$30,664	30,737
Due after one year through five years	107,702	111,166
Due after five years through ten years	182,804	185,086
Due after ten years	646,748	649,462
Total available-for-sale securities	967,918	976,451
Held-to-maturity securities:
Due in one year or less	9,126	9,137
Due after one year through five years	41,986	42,761
Due after five years through ten years	49,031	49,612
Due after ten years	114,371	117,264
Total held-to-maturity securities	214,514	218,774
Total fixed maturities	$1,182,432	1,195,225

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Fixed Maturities, Available-for-Sale				Equity Securities
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)

Proceeds	$—	—	—	508	—	—	—	1,940
Gross realized gains	$—	—	—	6	—	—	—	—
Gross realized losses	$—	—	—	—	—	—	—	30

There were no sales of available-for-sale fixed maturity securities or equity securities for the three and six months ended June 30, 2018 and for the three months ended June 30, 2017. One available-for-sale fixed maturity security and one equity security were sold during the six months ended June 30, 2017. There were no securities sold from the held-to-maturity portfolio for the three and six months ended June 30, 2018 or 2017.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2018
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

Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker prices utilizing significant inputs not based on or corroborated by readily available market information.  There were no securities in this category at June 30, 2018.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2018
(Unaudited)

The following tables set forth our assets that are measured at fair value on a recurring basis as of the dates indicated.

	June 30, 2018
Financial Assets	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Available-for-sale investments
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$11,324	4,299	—	15,623
States and political subdivisions	—	559,539	—	559,539
Corporate	406	399,166	—	399,572
Residential mortgage-backed	—	1,598	—	1,598
Foreign governments	—	119	—	119
Total fixed maturities available-for-sale	11,730	964,721	—	976,451

Equity securities
Stock mutual funds	3,112	—	—	3,112
Bond mutual funds	12,094	—	—	12,094
Common stock	23	—	—	23
Non-redeemable preferred stock	143	—	—	143
Total equity securities	15,372	—	—	15,372
Total financial assets	$27,102	964,721	—	991,823

	December 31, 2017
Financial Assets	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Available-for-sale investments
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$11,808	4,496	—	16,304
States and political subdivisions	—	567,503	—	567,503
Corporate	—	388,703	—	388,703
Residential mortgage-backed	—	1,978	—	1,978
Foreign governments	—	121	—	121
Total fixed maturities available-for-sale	11,808	962,801	—	974,609

Equity securities
Stock mutual funds	3,217	—	—	3,217
Bond mutual funds	12,367	—	—	12,367
Common stock	24	—	—	24
Preferred stock	556	—	—	556
Total equity securities	16,164	—	—	16,164
Total financial assets	$27,972	962,801	—	990,773

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2018
(Unaudited)

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At June 30, 2018, our fixed maturity securities, valued using a third-party pricing source, totaled $964.7 million for Level 2 assets and comprised 97.3% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at June 30, 2018. For the six months ended June 30, 2018, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$214,514	218,774	233,961	241,377
Mortgage loans	190	225	195	228
Policy loans	77,577	77,577	73,735	73,735
Cash and cash equivalents	63,333	63,333	46,064	46,064
Financial liabilities:
Annuity - investment contracts	56,025	54,125	55,035	57,575

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including a discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential properties.  Weighted average interest rates for these loans were approximately 6.56% at June 30, 2018 and 6.60% at December 31, 2017. At June 30, 2018, maturities ranged from 20 to 24 years.  Management estimated the fair value using an annual interest rate of 6.25% at June 30, 2018.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans had a weighted average annual interest rate of 7.7% as of June 30, 2018 and December 31, 2017, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2018
(Unaudited)

reserves.  Policy loans are an integral part of the life insurance policies we have inforce, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at June 30, 2018 using discounted cash flows based upon spot rates ranging from 2.48% to 3.81% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

(7) Short Duration Contracts

The Company's short duration contracts consist of credit life and credit disability in the Life segment and property insurance in the Home Service segment. The following table presents information on changes in the liability for credit life, credit disability, and property policy and contract claims for the periods ended June 30, 2018 and June 30, 2017.

	June 30,
	2018	2017
	(In thousands)
Policy claims payable at January 1,	$570	543
Less: reinsurance recoverable	—	—
Net balance at January 1,	570	543
Add claims incurred, related to:
Current year	977	1,046
Prior years	(152)	(10)
	825	1,036
Deduct claims paid, related to:
Current year	701	758
Prior years	305	377
	1,006	1,135
Net balance June 30,	389	444
Plus: reinsurance recoverable	—	—
Policy claims payable, June 30,	$389	444

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2018
(Unaudited)

(8) Commitments and Contingencies

Qualification of Life Products

As of December 31, 2014, we determined that a portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Section 7702 of the Internal Revenue Code ("IRC") of 1986. This tax code section allows for qualifying products sold to clients to have favorable tax treatment such as the product's inside build up being not taxable unless distributions are made. Because these policies were sold with the intention that they would qualify for this favorable tax treatment, holders of these policies and the Company may now be subject to additional tax liabilities. The policies at issue were sold most substantially to non-U.S. citizens residing abroad and to a lesser extent domestically. Based upon a review of the options available to the Company, we have determined that we will not remediate our endowments and life products under IRC Section 7702 that we have sold to non-U.S. citizens but will propose an offer to the IRS to settle potential liabilities. We do intend to remediate the domestic products we have sold to U.S. citizens. Accordingly, we submitted an offer to enter into a Closing Agreement for CICA and CNLIC in May 2017. We have not received a response from the IRS on this submission. In addition, as part of our continuing review, we determined in July 2015 that certain annuity contracts do not contain qualifying language under IRC 72(s) as intended that would have provided for favorable tax treatment of the annuities. This issue affects both our domestic and international contract holders. We endorsed the majority of the affected domestic annuity contracts to comply with the IRC in December 2017 and we have initiated discussions with the IRS to address past non-compliance. The Company has continued to refine the understanding of the tax failures as previously reported by preparing an individual policy calculation and has reflected the related exposure for the current reporting period as noted below. Failure of these policies to qualify under IRC Sections 7702 and 72(s) has resulted in additional liabilities and expenses as described below. The products have been and continue to be appropriately reported as life insurance under U.S. GAAP for financial reporting.

The failure of these policies to qualify under Sections 7702 and 72(s) results in an estimated liability as of June 30, 2018 of $7.1 million related to projected IRS toll charges and fees reported in other general expenses of $6.1 million and reserve increases to bring policies into compliance totaling $1.0 million. The range of financial estimates relative to this issue is $4.5 million to $44.0 million. At December 31, 2017, the best estimate liability was $12.5 million and the probability weighted range of financial estimates relative to this issue was $5.9 million to $48.2 million. Our liability and range disclosures are evaluated each reporting period and reflect our continued refinement of estimates and considerations as we prepare to submit offers to the IRS related to these matters.

The estimated range includes projected toll charges and fees payable to the IRS, as well as any other costs attributed to remediation of non-compliant domestic life insurance policies. The estimated liability and the estimated range will be updated as we continue to refine our estimates. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of the toll charges for non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved by the Company is insufficient to meet the actual amount of our liability and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operation may be materially adversely affected. Management believes that based upon current information we have recorded the best estimate liability to date.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2018
(Unaudited)

If the external audit was performed, it could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company's procedures for the identification and escheatment of abandoned property.  The Company believes additional escheatment of funds in Arkansas or Texas will not be material to our financial condition or results of operations. However, additional escheatment of funds in Louisiana, which may subsequently be deemed abandoned under the Louisiana Department of Treasury’s audit, could be substantial for SPLIC if the Louisiana Department of Treasury chooses to disregard recent court decisions regarding unclaimed property litigation in favor of the insurance industry. At this time, the Company is not able to reasonably estimate any of these possible amounts.

Litigation

On or about March 16, 2017, Juan Gamboa filed a putative class action lawsuit against the Company and five of its current and former directors and executive officers in the United States District Court, Western District of Texas. The lawsuit alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and/or misleading statements, as well as failing to disclose material adverse facts about the Company’s business, operations and prospects.  On May 25, 2017, the court appointed lead plaintiffs, and on July 31, 2017, the lead plaintiffs filed an amended complaint. The amended complaint sought an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company’s common stock between March 11, 2015 and March 8, 2017, inclusive.  On September 28, 2017, we filed a motion to dismiss. On May 29, 2018, the court granted our motion, dismissed with prejudice the plaintiff's claim against all defendants and ordered the case closed. It is our understanding that the plaintiff's appeal period has expired.

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

(9) Income Taxes

The effective tax rate was (64.6)% and 13.5% for the six months ended June 30, 2018 and June 30, 2017, respectively. Additionally, there were $1.7 million of tax expense and $0.2 million tax benefit related to interest expense on an uncertain tax position in the six months ended June 30, 2018 and June 30, 2017, respectively. The effective tax rate is affected by our tax compliance issues discussed in Note 8 "Commitments and Contingencies", as IRS toll charge penalties are not tax deductible and can move up or down depending on the net adjustment to our best estimate liability. In addition, we report the interest component of our uncertain tax positions in income tax expense, which can move up or down depending on the tax compliance issues as well as statute expirations. Absent the effect on our effective tax rate of our tax compliance issues, in prior years where our effective tax rate was lower than the statutory tax rate of 35%, the difference was primarily due to tax-exempt state and local bond income which reduce the effective tax rate.

Beginning in 2018, the statutory tax rate is 21%. In accordance with the SEC's Staff Accounting Bulletin No. 118 ("SAB 118"), the Company recorded provisional amounts related to the impacts of the New Tax Act as of December 31, 2017, including but not limited to the change in corporate tax rate and immediate expensing of certain capital assets.  The amounts are considered provisional estimates due to complexities and ambiguities in New Tax Act which resulted in incomplete accounting for the tax effects of these provisions. Further guidance, either legislative or interpretive, and analysis will be required to complete the accounting for these items. A final determination is required to be made within a measurement period not to extend beyond one year from the enactment date of the New Tax Act.  Upon further analysis of certain aspects of the Act during the six months ended June 30, 2018, we determined that no adjustment to our provisional amount recorded as of December 31, 2017 was required. We will continue our analysis of the New Tax Act and will record an update to our provisional amount if needed during the measurement period allowed by SAB 118.

For the six months ended June 30, 2018, our effective tax rate was significantly lower than the six months ended June 30, 2017, as the Company had tax expense in 2018 on a pretax loss causing the effective tax rate to be negative. This negative effective tax rate is primarily a result of additional interest expense on the uncertain tax position during the six months of 2018.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2018
(Unaudited)

(10) Benefit Plans

The Company has an employer-sponsored 401(k) plan available to all eligible employees. This is an additional benefit offered to employees, which supplements the defined contribution profit-sharing plan.  Employees with one year of service can participate in the plan.  Contributions are made by employees and the Company provides a matching contribution based upon the employee's level of contribution. The Company's expense related to contributions into the 401(k) plan totaled $182,000 and $171,000 for the three months and $369,000 and $348,000 for the six months ended June 30, 2018 and June 30, 2017, respectively.

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

	Restricted Stock Units
	Units	Aggregate Fair Value (1)

Outstanding at January 1, 2018	—	$—
Granted	148,883	1,070,500
Less:
Vested	—	—
Forfeited	1,460	10,497
Outstanding at June 30, 2018	147,423	$1,060,003
(1) Fair value per share of restricted stock units on June 30, 2018 was equal to Grant Date fair value per share.

Restricted stock awards give the participant the right to receive common stock in the future, subject to certain restrictions and a risk of forfeiture. Compensation expense of $213,000 was recognized as of June 30, 2018 related to these awards.

(12) Related Party Transactions

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions.  There were no changes related to these relationships during the six months ended June 30, 2018.   See our Annual Report on Form 10-K for the year ended December 31, 2017 for a comprehensive discussion of related party transactions.

In the first six months of 2018, CICA made a capital contribution to CNLIC of $450,000 and SPLIC made a capital contribution of $450,000 to MGLIC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

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

•
The transition of our international business to a new Bermuda-based entity, the adoption of our international business to regulatory oversight by the Bermuda Monetary Authority and potential shifts in policyholder behavior arising from these changes;

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
June 30, 2018

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

Overview

Citizens, Inc. (“Citizens” or the "Company") is an insurance holding company incorporated in Colorado serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we can achieve competitive advantages.  As of June 30, 2018, we had approximately $1.7 billion of total assets and approximately $4.4 billion of insurance inforce.  Our core insurance operations include issuing and servicing:

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

Strategic Initiatives

The Company's Board of Directors and new executive management team are continuing their assessment of the Company's domestic and international business models and business strategies with the assistance and support of external consultants and advisors.  Specifically, our evaluation of the Company's international business model is ongoing under the leadership of our CEO and Chief Marketing Officer.  We are focused on (1) new products and our profitability in both the domestic and international markets of our Life Segment as well as our Homes Service Segment; (2) a potential restructuring of our international business and operations which may include withdrawals from certain markets; (3) a strategic modernization and upgrade from our legacy technology systems and IT operations with a focus on digitization, our future business needs and cyber risk; (4) effectively operating our international life insurance business offshore in Bermuda through CICA Ltd.; and (5) assessing and optimizing our investment portfolio strategy.

As a result of the Company’s strategic review, the Company announced in April 2018 that it had decided to discontinue accepting life insurance applications from Brazilian residents or citizens. Although the financial impact of this change is uncertain, the Company does not currently anticipate the impact of withdrawal in this single market to be material since less than 6% of premiums and less than 1% of the Company’s inforce policies stem from applications underwritten on Brazilian residents or citizens as of December 31, 2017. The Company intends to continue fulfilling commitments under existing policies and to refocus its resources on other more attractive potential markets, products and opportunities.

In another step forward in our strategic review, the Company recently completed a novation of all of the international policies issued by CICA to CICA Ltd., effective July 1, 2018. As previously disclosed, Bermuda was chosen for its strong regulatory environment and suitability with the Company's priorities to protect our customers. We expect to operate our international business

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

exclusively from this entity going forward. As the Company continues its strategic review, it may make further changes to its business model in the future.

As expected, the implementation of these changes, while necessary for compliance and strategic reasons, is disrupting our international markets, resulting in declining initial policy applications and corresponding premiums in certain countries. The pace, extent and ultimate impact of these disruptions is not yet clear. The markets may stabilize over the long term after a period of transition, or the Company’s legacy business model may be undergoing a fundamental shift. We are actively monitoring quantitative changes in sales patterns as well as qualitative feedback from our independent sales consultants and policyholders to identify and analyze longer term business trends, while simultaneously exploring opportunities to mitigate negative impacts and put the Company on a path to profitable growth.

The following pages describe the operations of our two business segments:  Life Insurance and Home Service.  Revenues derived from any single customer did not exceed 10% of consolidated revenues in any of the last three years.

Current Financial Highlights

Financial highlights for the three and six month periods ended June 30, 2018, compared to the same periods in 2017 were:

•
Insurance premiums totaling $46.1 million and $90.2 million for the three and six month periods ended June 30, 2018, respectively were down from $47.7 million and $93.1 million for the corresponding periods in 2017, a decrease of 3.4% and 3.2% driven by declines in first year and renewal premiums in our Life segment.

•
Net investment income increased 5.6% and 6.9% for the three and six month periods ended June 30, 2018, compared to the corresponding periods in 2017, primarily due to a growing asset base from cash flows from our insurance operations.  The average yield on the consolidated portfolio as of the six months ended June 30, 2018 was an annualized rate of 4.33% compared to 4.24% for the same period in 2017.

•
We recorded realized losses of $86,009 and $388,061 for the three and six months periods ended June 30, 2018 due to fair value changes related to equity securities still owned at June 30, 2018. In addition, a realized loss of $225,000 was recorded for the six month period ended June 30, 2018 related to an additional write-down on a single issuer. The company recorded a gain of $1.1 million in the first quarter of 2017 on the sale of an office building in Little Rock, Arkansas.

•	Claims and surrenders expense increased 8.8% and 2.7% for the three and six month periods ended June 30, 2018, respectively, compared to corresponding periods in 2017.

•
General expenses increased 54.6% and 7.5% for the three and six month period ended June 30, 2018, respectively, compared to the corresponding periods in 2017, due primarily to increased audit related costs, $1.8 million of additional costs added to the 7702 tax liability in the three months ended June 30, 2018 and a decrease in the six months ended June 30, 2018 totaling $5.4 million related to our 7702/72(s) tax compliance best estimate liability from the estimate at year end 2017 amount as we continue to refine our calculations and prepare to submit offers to enter into closing agreements with the IRS related to these matters. We also have additional costs reported in the six months ended June 30, 2018 from internal and external audit fees and higher permanent salaries related to executive officers hired in 2017. These higher expenses are offset partially by the 7702/72(s) items as noted.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

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

	Six Months Ended June 30,
	2018			2017
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$113,258,180	1,934	$58,562	$135,569,222	2,506	$54,098
Home Service	92,505,865	13,041	7,093	97,758,971	14,356	6,810

Note:  All discussions below compare or state results for the three and six month periods ended June 30, 2018 compared to the three and six month periods ended June 30, 2017.

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

Revenues

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Revenues:
Premiums:
Life insurance	$44,631	46,155	87,160	89,959
Accident and health insurance	301	345	592	673
Property insurance	1,198	1,239	2,407	2,488
Net investment income	13,811	13,073	27,582	25,812
Realized investment gains (losses), net	(178)	(117)	(753)	1,146
Other income	79	157	287	355
Total revenues	$59,842	60,852	117,275	120,433

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

Premium Income.  Premium income derived from life, accident and health, and property insurance sales decreased 3.4% and 3.2% for the three and six month periods ended June 30, 2018 compared to the same periods in 2017. The decrease is driven primarily by a decrease in first year and renewal premiums in our Life Segment. See the detail distribution of premiums within Segment Operations discussion.

Net investment income performance is summarized as follows.

	June 30,	December 31,	June 30,
	2018	2017	2017
	(In thousands, except for %)
Net investment income, annualized	$55,164	53,146	51,624
Average invested assets, at amortized cost	1,274,313	1,233,580	1,218,120
Annualized yield on average invested assets	4.33%	4.31%	4.24%

The annualized yield has remained relatively consistent as a change in portfolio mix has somewhat mitigated the impact of reinvestment in the continued low interest rate environment.

Investment income from debt securities accounted for approximately 87.8% of total investment income for the six months ended June 30, 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Gross investment income:
Fixed maturity securities	$12,557	11,908	24,981	23,413
Equity securities	168	175	328	367
Mortgage loans	3	2	6	5
Policy loans	1,521	1,401	3,056	2,788
Long-term investments	—	15	—	66
Other investment income	60	16	90	23
Total investment income	14,309	13,517	28,461	26,662
Investment expenses	(498)	(444)	(879)	(850)
Net investment income	$13,811	13,073	27,582	25,812

Fixed maturity securities accounted for the majority of the increase in investment income and the increase in consolidated investment yield from 4.31% at December 31, 2017 to 4.33% at June 30, 2018. In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase in investment income.

Realized Investment Gains (Losses), Net.  Realized losses in the three and six months ended June 30, 2018 were related to realized losses on equity securities adjustments to fair value and a loss recorded in the first quarter on an additional bond issuer impairment of $225,000. A realized gain was recorded for the six month period June 30, 2017 resulting from a $1.1 million gain on the sale of an office building in Little Rock, Arkansas. One other-than-temporary impairment was recorded on a common stock equity security in 2017 of $17,000.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

Benefits and Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$20,617	18,952	41,768	40,676
Increase in future policy benefit reserves	16,555	17,820	31,163	32,356
Policyholders' dividends	1,614	1,501	2,921	2,805
Total insurance benefits paid or provided	38,786	38,273	75,852	75,837
Commissions	8,669	9,894	17,628	19,819
Other general expenses	14,466	9,355	20,973	19,511
Capitalization of deferred policy acquisition costs	(5,640)	(6,883)	(11,603)	(13,784)
Amortization of deferred policy acquisition costs	7,200	7,642	14,806	15,017
Amortization of cost of customer relationships acquired	472	475	1,151	994
Total benefits and expenses	$63,953	58,756	118,807	117,394

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Death claims	$5,528	5,009	11,711	11,313
Surrender benefits	9,375	8,655	18,534	18,485
Endowments	3,314	3,572	6,506	7,179
Matured endowments	1,206	585	2,630	1,234
Property claims	429	378	814	1,000
Accident and health benefits	33	(4)	114	88
Other policy benefits	732	757	1,459	1,377
Total claims and surrenders	$20,617	18,952	41,768	40,676

•
Death claims increased 10.4% and 3.5% for the three and six months ended June 30, 2018 compared to the same periods in 2017. Mortality experience is closely monitored by the Company and the activity is within expected levels.

•	Surrenders increased 8.3% and 0.3% for the three and six months ended June 30, 2018 compared to 2017 primarily due to activity in the life insurance segment.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves decreased 7.1% and 3.7% for the three and six months ended June 30, 2018 compared to the same periods in 2017 as premiums volumes decreased and claims and surrenders increased.

Policyholders' Dividends.  Policyholders' dividends increased slightly for both the three and six months ended June 30, 2018 and June 30, 2017.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

Commissions. Commission expense for the three and six months ended June 30, 2018 fluctuated directly in relation to the decrease in first year and renewal premiums compared to premium levels for the three and six months ended June 30, 2017.

Other General Expenses. Expenses increased for the three and six months ended June 30, 2018. We did have additional costs from internal and external audit fees related to the 2017 audit and higher permanent salaries related to executive officers added in 2017 which are reported as of June 30, 2018. We also recorded a decrease of $5.4 million related to our 7702/72(s) tax compliance best estimate liability as we continue to refine our calculations and prepare to submit offers to enter into closing agreements with the IRS related to these matters. These higher expenses are offset partially by the 7702/72(s) items as noted.

Capitalized and Amortized Deferred Policy Acquisition Costs.  Costs capitalized include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  The decrease for the three and six months ended June 30, 2018, compared to the same period in 2017 was the result of a decline in first year premium production in the current period, which decreased capitalized amounts.  Commissions paid on renewal premiums are significantly lower than those paid on first year business.

Amortization for the six months ended June 30, 2018, decreased compared to the same period in 2017. Amortization of deferred policy acquisition costs is impacted by persistency and may fluctuate from year to year.

Federal Income Tax. The effective tax rate was (64.6)% and 13.5% for the six months ended June 30, 2018 and 2017, respectively. Additionally, there is $1.7 million of tax expense and $0.2 million of tax benefit related to an uncertain tax position in the six months ended June 30, 2018 and June 30, 2017, respectively.  Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes, as well as impacts from our tax compliance issues and uncertain tax positions.  See Note 9 - Income Taxes in the consolidated financial statements for further discussion.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Segments:	(In thousands)
Life Insurance	$(1,327)	1,920	4,621	3,599
Home Service Insurance	(971)	601	(2,794)	861
Total segments	(2,298)	2,521	1,827	4,460
Other Non-Insurance enterprises	(1,813)	(425)	(3,359)	(1,421)
Income (loss) before income tax expense	$(4,111)	2,096	(1,532)	3,039

Life Insurance

Our Life Insurance segment issues ordinary whole life insurance in the United States and in U.S. Dollar-denominated amounts to foreign residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and can utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations.  Additionally, endowment contracts are issued by the Company, which are principally accumulation contracts that incorporate an element of life insurance protection.  For the majority of our business, we retain the first $100,000 of risk on any

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

one life, reinsuring the remainder of the risk.  Historically we have operated this segment through our CICA and CNLIC insurance subsidiaries. We plan to add operations in this segment related to CICA Ltd. going forward.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Country
Colombia	$6,973	6,859	13,026	13,245
Venezuela	6,113	7,092	12,154	13,858
Taiwan	4,087	4,158	8,879	9,265
Ecuador	3,798	4,183	7,462	7,745
Argentina	2,607	2,514	4,579	4,556
Other Non-U.S.	8,330	10,173	19,020	18,766
Total	$31,908	34,979	65,120	67,435

We reported declines in premiums during the three and six months ended June 30, 2018 and continue to monitor key indicators in these markets for signs of weakening sales. This business is dependent on our clients having access to U.S. dollars. Our international business may also be affected by our ongoing strategic review of our business model and by economic or other events in foreign countries in which our policies are marketed. In April 2018, in connection with our strategic review, we discontinued accepting life insurance applications from Brazilian citizens or residents. Brazil had been one of our top 5 premium-producing countries in our international life insurance business. In addition, as shown above, direct premiums from Venezuela have declined as Venezuela has experienced widespread public demonstrations against crime, corruption and soaring inflation, and we expect that overall premiums from Venezuela will continue to decline if the deteriorating political and economic environment continues to adversely impact our ability to make sales and collect premiums. Our international business and premium collections also could be impacted by our inability to comply with current or future foreign laws or regulations applicable to the Company or our independent consultants in the countries from which we accept applications as well as by marketing or operational changes made by the Company to comply with those laws or regulations. See "Item 1A. Risk Factors" for additional information.

Domestic Sales

The majority of our domestic inforce business results from blocks of business of insurance companies we have acquired over the past 20 years.  We discontinued new sales of our non-home service domestic products beginning January 1, 2017.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
State
Texas	$428	496	818	972
Indiana	309	320	587	634
Florida	172	118	318	261
Missouri	106	106	208	219
Kentucky	54	72	103	155
Other States	515	505	955	1,016
Total	$1,584	1,617	2,989	3,257

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

The results of operations for the life insurance segment for the periods indicated are as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
Premiums	$34,393	35,960	66,753	69,523
Net investment income	10,139	9,496	20,269	18,627
Realized investment losses, net	(24)	(141)	(209)	(64)
Other income	79	177	288	295
Total revenue	44,587	45,492	87,101	88,381
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	15,019	13,842	30,310	29,518
Increase in future policy benefit reserves	15,383	16,513	28,965	29,773
Policyholders' dividends	1,605	1,490	2,902	2,785
Total insurance benefits paid or provided	32,007	31,845	62,177	62,076
Commissions	4,777	5,866	10,005	11,873
Other general expenses	6,908	4,327	6,024	8,199
Capitalization of deferred policy acquisition costs	(4,150)	(5,223)	(8,790)	(10,601)
Amortization of deferred policy acquisition costs	6,240	6,613	12,780	12,919
Amortization of cost of customer relationships acquired	132	144	284	316
Total benefits and expenses	45,914	43,572	82,480	84,782
Income (loss) before income tax expense	$(1,327)	1,920	4,621	3,599

Premiums.  Premium revenues decreased for the three and six months ended June 30, 2018, compared to the same periods in 2017 due primarily to a decrease in both first year and renewal international business. First year premium revenues have declined for the three and six months ended June 30, 2018, primarily as a result of the decrease in applications received from Venezuela and several other countries to a lesser extent, as noted previously. Sales internationally have continued to be driven by our endowment to age sixty-five and the twenty-year endowment products which have been the top performers in the last several years.

Life insurance premium breakout is detailed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Premiums:
First year	$2,700	3,842	5,774	8,015
Renewal	31,693	32,118	60,979	61,508
Total premiums	$34,393	35,960	66,753	69,523

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

Net Investment Income.  Net investment income increased primarily due to the growth in average invested assets.

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2018	2017	2017
	(In thousands, except for %)
Net investment income, annualized	$40,538	38,578	37,254
Average invested assets, at amortized cost	939,754	890,705	873,083
Annualized yield on average invested assets	4.31%	4.33%	4.27%

Realized Investment Losses, Net.  Realized investment losses recorded for the three and six month period ended June 30, 2018 were primarily due to equity securities fair value adjustments for the three and six months and an additional impairment of one single issuer which totaled $150,000 recorded in the first six months of 2018.

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Death claims	$1,216	1,026	2,815	2,821
Surrender benefits	8,656	7,998	17,080	17,110
Endowment benefits	3,311	3,568	6,500	7,166
Matured endowments	1,065	454	2,367	956
Accident and health benefits	43	45	97	97
Other policy benefits	728	751	1,451	1,368
Total claims and surrenders	$15,019	13,842	30,310	29,518

•
Death claims expense was unfavorable for the three months ended and favorable for the six months ended June 30, 2018 compared with the same periods in 2017. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
Surrenders increased for the three months and decreased for the six month periods ended June 30, 2018 by 8.2% and 0.2% compared to 2017. The majority of policy surrender benefits paid is attributable to our international business and is in the later durations after the surrender charges are reduced or for periods in which the surrender charges have concluded. This is due to a maturing book of business.

•
Endowment benefit expense primarily results from the election by policyholders of a product feature providing an annual guaranteed benefit.  This is a fixed benefit over the life of the contract, thus this expense will vary with new sales and persistency of the business.

•
Matured endowments increased for the three and six month periods ended June 30, 2018, compared to 2017, as more policies reached maturity in the current periods. We anticipate this trend will continue as endowments products age toward our maturing book of business.

•	Other policy benefits resulted primarily from interest paid on premium deposits and policy benefit accumulations.

Increase in Future Policy Benefit Reserves.   The change in policy benefit reserves decreased for the three and six months ended June 30, 2018 compared to the same periods in 2017, primarily impacted by the new premium income decline and surrender activity noted above.

Policyholders' Dividends. Policyholders' dividends were comparable for both the three and six months ended June 30, 2018, and June 30, 2017, as we adjusted our dividend rates for later durations in our policies beginning in 2016.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

Commissions.  Commission expense decreased for the three and six months ended June 30, 2018, compared to the same periods in 2017.  This expense fluctuates directly with new premium revenues as commission rates paid are higher on first year premium sales, which were down for the three and six months ended June 30, 2018, compared to the same periods in 2017.  Renewal premiums for the three and six months, for which we pay commissions at lower rates, also decreased from the prior year.

Other General Expenses.  These expenses are allocated by segment, based upon an annual expense study performed by the Company. Expenses increased for the three months and declined during the six months ended June 30, 2018, compared to the same periods in 2017 due primarily to higher audit costs in the second quarter plus an additional $1.3 million of 7702 tax compliance estimated costs and a decrease in the six months period of $6.2 million related to our 7702/72(s) tax compliance best estimate liability from year end 2017 which was adjusted down as we refined our estimate in preparation for submitting offers to enter into closing agreements with the IRS. This decline offset higher expenses related to internal and external audit fees and higher permanent salaries.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs fluctuate in direct relation to commissions, decreasing for the three and six months ended June 30, 2018, based upon first year and renewal premiums and commissions paid compared to the same periods in 2017.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three and six months ended June 30, 2018 decreased compared to the same periods in 2017 as surrender activity was lower for the six month periods. As previously noted, persistency is monitored closely by the Company and was within expectations.

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
State
Louisiana	$10,749	10,734	21,419	21,386
Mississippi	524	562	1,091	1,263
Arkansas	443	454	859	912
Other States	223	225	454	444
Total	$11,939	11,975	23,823	24,005

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

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

The results of operations for the home service insurance segment for the periods indicated are as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
Premiums	$11,737	11,779	23,406	23,597
Net investment income	3,316	3,250	6,618	6,509
Realized investment gains (losses), net	(151)	24	(503)	1,210
Other income (loss)	—	3	(1)	2
Total revenue	14,902	15,056	29,520	31,318
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,598	5,110	11,458	11,158
Increase in future policy benefit reserves	1,172	1,307	2,198	2,583
Policyholders' dividends	9	11	19	20
Total insurance benefits paid or provided	6,779	6,428	13,675	13,761
Commissions	3,892	4,028	7,623	7,946
Other general expenses	5,392	4,299	10,936	9,157
Capitalization of deferred policy acquisition costs	(1,490)	(1,660)	(2,813)	(3,183)
Amortization of deferred policy acquisition costs	960	1,029	2,026	2,098
Amortization of cost of customer relationships acquired	340	331	867	678
Total benefits and expenses	15,873	14,455	32,314	30,457
Income (loss) before income tax expense	$(971)	601	(2,794)	861

Premiums.  Premiums were down slightly for the three and six month periods ended June 30, 2018, compared to the same periods in 2017.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

Net Investment Income.  Net investment income for our home service insurance segment was as follows.

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2018	2017	2017
	(In thousands, except for %)
Net investment income, annualized	$13,236	13,132	13,018
Average invested assets, at amortized cost	287,119	289,634	290,430
Annualized yield on average invested assets	4.61%	4.53%	4.48%

Realized Investment Gains (Losses), Net.  Realized net losses for the three and six month period ended June 30, 2018 were primarily due to equity securities fair value adjustments for the three and six months and an additional impairment on one bond issuer totaling $75,000 recorded in the first six months of 2018. A realized gain was recorded for the six month period in 2017 of $1.1 million related to the sale of an office building in Little Rock, Arkansas.

Claims and Surrenders.  Claims and surrenders increased for the three and six months ended June 30, 2018, compared to the same periods in 2017, based upon reported claims compared to the prior year, but were within expected ranges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Death claims	$4,312	3,983	8,896	8,492
Surrender benefits	719	657	1,454	1,375
Endowment benefits	3	4	6	13
Matured endowments	141	131	263	278
Property claims	429	378	814	1,000
Accident and health benefits	(10)	(49)	17	(9)
Other policy benefits	4	6	8	9
Total claims and surrenders	$5,598	5,110	11,458	11,158

•
Death claims expense fluctuates based upon reported claims. We experienced increased reported claims in the three and six months ended June 30, 2018 compared to the same periods in 2017. Mortality experience is closely monitored by the Company as a key performance indicator and amounts were within expected levels.

•	Surrender benefits increased slightly for the three and six months ended June 30, 2018 compared to the same periods in 2017.

•
Property claims increased for the three months and decreased for the six months ended June 30, 2018 as we experienced weather-related claims in the first three months of 2018 but year to date experience was favorable compared to the same periods in 2017.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves for the three and six months ended June 30, 2018, was consistent with sales activity compared to the same periods in 2017.

Commissions.  Commission expense decreased for the three and six months ended June 30, 2018, compared to the same periods in 2017, consistent with premium collections.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

Other General Expenses.  Expenses are allocated by segment based upon an annual expense study performed by the Company. The expenses increased for the three and six months ended June 30, 2018 compared to 2017, due primarily to additional internal and external audit fees, executive salaries and an increase of $0.5 million for the current three months ended related to the 7702 tax compliance issue.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs decreased for the three and six months ended June 30, 2018, as commission expense decreased during the periods.  DAC capitalization is directly correlated to fluctuations in new business and commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three and six months ended June 30, 2018 decreased slightly compared to the corresponding periods in 2017 as surrenders increased as noted above.

Other Non-Insurance Enterprises

This represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP. The loss reported for the three and six months of 2018 and 2017 is typical since the elimination of intercompany revenue is its primary source of revenue and increased as overall expense levels are higher.

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
June 30, 2018

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested cash, cash equivalents and investments.

	June 30, 2018		December 31, 2017
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Marketable debt securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$15,623	1.2	$16,304	1.2
States and political subdivisions	757,978	56.0	780,557	57.7
Corporate	415,647	30.7	409,610	30.4
Mortgage-backed (1)	1,598	0.1	1,978	0.1
Foreign governments	119	—	121	—
Total fixed maturity securities	1,190,965	88.0	1,208,570	89.4
Cash and cash equivalents	63,333	4.7	46,064	3.4
Other investments:
Policy loans	77,577	5.7	73,735	5.5
Equity securities	15,372	1.1	16,164	1.2
Mortgage loans	190	—	195	—
Real estate held for investment	5,769	0.4	7,416	0.5
Real estate held for sale	1,483	0.1	—	—
Other long-term investments	34	—	36	—
Total cash, cash equivalents and investments	$1,354,723	100.0	$1,352,180	100.0
(1) Includes $1.4 million and $1.8 million of U.S. Government-sponsored enterprises at June 30, 2018 and December 31, 2017, respectively.

Cash and cash equivalents increased as of June 30, 2018 due to timing of cash inflows and investment of cash into marketable securities.

The held-to-maturity portfolio as of June 30, 2018 represented 18.0% of the total fixed maturity securities owned based upon carrying values, with the remaining 82.0% classified as available-for-sale.  Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$92,314	7.8	$93,911	7.8
AA	468,089	39.3	488,675	40.4
A	309,891	26.0	325,476	26.9
BBB	287,396	24.1	266,461	22.0
BB and other	33,275	2.8	34,047	2.8
Totals	$1,190,965	100.0	$1,208,570	99.9

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

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

The Company has no direct sovereign European debt exposure as of June 30, 2018.  We do have indirect exposure in one bond mutual fund holding, but the amount is deemed immaterial to the current investment holdings and consolidated financials.

As of June 30, 2018, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipal securities shown including third party guarantees

	June 30, 2018
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$58,170	57,280	31,912	31,614	—	—	90,082	88,894	11.9
AA	161,375	158,910	259,481	255,655	24,870	24,163	445,726	438,728	58.5
A	29,919	29,743	153,744	148,441	10,822	10,386	194,485	188,570	25.2
BBB	7,768	8,043	15,567	15,348	1,940	2,011	25,275	25,402	3.4
BB and other	4,127	4,428	2,623	3,117	—	—	6,750	7,545	1.0
Total	$261,359	258,404	463,327	454,175	37,632	36,560	762,318	749,139	100.0

Municipal securities shown excluding third party guarantees

	June 30, 2018
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$23,595	23,561	10,354	10,434	—	—	33,949	33,995	4.5
AA	134,721	133,027	178,272	175,891	16,290	15,611	329,283	324,529	43.4
A	54,677	54,149	189,056	183,053	13,511	13,111	257,244	250,313	33.4
BBB	13,180	13,303	37,035	36,506	—	—	50,215	49,809	6.6
BB and other	35,186	34,364	48,610	48,291	7,831	7,838	91,627	90,493	12.1
Total	$261,359	258,404	463,327	454,175	37,632	36,560	762,318	749,139	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as noted in the table below.

	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)
Utilities	$156,862	152,366	20.6%
Education	111,224	108,264	14.6%
General Obligations	80,614	79,530	10.6%

The Company's exposure of municipal holdings is spread across many states, with Texas and Florida as the two states with the largest municipal holdings as of June 30, 2018. The Company holds 22.0% of its municipal security holdings in Texas issuers and 12.0% in Florida issuers based on fair value. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of June 30, 2018. The tables below represent the exposure the Company holds in these two states.

	June 30, 2018
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Texas securities including third party guarantees
AAA	$56,160	55,309	14,700	14,345	—	—	70,860	69,654
AA	45,651	45,314	29,751	29,230	—	—	75,402	74,544
A	—	—	12,822	12,385	—	—	12,822	12,385
BBB	—	—	6,799	6,521	—	—	6,799	6,521
BB and other	747	746	1,317	1,811	—	—	2,064	2,557
Total	$102,558	101,369	65,389	64,292	—	—	167,947	165,661
Texas securities excluding third party guarantees
AAA	$22,130	22,103	958	967	—	—	23,088	23,070
AA	62,763	61,777	27,638	27,068	—	—	90,401	88,845
A	13,816	13,737	20,982	20,345	—	—	34,798	34,082
BBB	1,211	1,161	9,995	9,686	—	—	11,206	10,847
BB and other	2,638	2,591	5,816	6,226	—	—	8,454	8,817
Total	$102,558	101,369	65,389	64,292	—	—	167,947	165,661

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

	June 30, 2018
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Florida securities including third party guarantees
AAA	$514	507	3,574	3,533	—	—	4,088	4,040
AA	—	—	58,262	57,775	5,169	5,206	63,431	62,981
A	—	—	13,715	13,492	10,599	10,161	24,314	23,653
BBB	—	—	—	—	—	—	—	—
BB and other	—	—	—	—	—	—	—	—
Total	$514	507	75,551	74,800	15,768	15,367	91,833	90,674

Florida securities excluding third party guarantees
AAA	$514	507	—	—	—	—	514	507
AA	—	—	45,547	45,177	3,635	3,683	49,182	48,860
A	—	—	23,915	23,726	10,599	10,161	34,514	33,887
BBB	—	—	1,759	1,704	—	—	1,759	1,704
BB and other	—	—	4,330	4,193	1,534	1,523	5,864	5,716
Total	$514	507	75,551	74,800	15,768	15,367	91,833	90,674

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

There were no other-than-temporary impairments recorded for the three months ended June 30, 2018 or 2017. The Company recognized other-than-temporary impairments of $225,000 on one bond issuer for the six months ended June 30, 2018 and $17,000 for the six months ended June 30, 2017 on one equity security that was in an unrealized loss position for greater than one year.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.

Liquidity requirements of the Company are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments to provide cash flow and did not do so during the first six months of 2018.  Our investments as of June 30, 2018, consist of 75.6% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

Our whole life and endowment products provide the policyholder with alternative election decisions once the policy matures. The policyholder can choose to take a lump sum payout or leave the money on deposit at interest with the Company. The Company has a significant amount of endowment products representing approximately 50% of total inforce with older contracts sold historically that will begin reaching their maturities over the next several years and policyholder election behavior is not known. If policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell securities at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholder were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the current market rate we can earn on our investments. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds, but we will monitor closely our policyholder behavior patterns.

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

A primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals.  We include provisions within our insurance policies, such as surrender charges, that help limit and discourage early withdrawals.  Since these contractual withdrawals, as well as the level of surrenders experienced, have been largely consistent with our assumptions in asset liability management, our associated cash outflows have, historically, not had an adverse impact on our overall liquidity.  Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process to obtain a new insurance policy.  Cash flow projections and cash flow tests under various market interest rate scenarios are also performed annually to assist in evaluating liquidity needs and adequacy.  We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds.

Cash flows from our insurance operations historically have been sufficient to meet current needs.  Cash flows from operating activities were $42.0 million and $43.4 million for the six months ended June 30, 2018 and June 30, 2017, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investing activities totaled $24.9 million and $46.5 million for the six months ended June 30, 2018 and June 30, 2017, respectively. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

In 2015, we determined that a portion of the life insurance and annuity policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

Code ("IRC") of 1986. As of June 30, 2018, we have established a liability of $7.1 million for probable liabilities and expenses associated with this tax compliance matter, which represents management’s estimate and we have disclosed an estimated range related to probable liabilities and expenses of $4.5 million to $44.0 million. This estimate and range includes projected toll charges and fees payable to the IRS, as well as any other costs attributed to remediation of non-compliant domestic life insurance. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of taxable benefits under non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and could exceed the high end of our estimated range of liabilities and expenses.

In May 2017, we submitted an offer under Rev Proc 2008-40 to enter into closing agreements with the IRS covering certain CICA and CNLIC domestic life insurance contracts.  A voluntary, taxpayer-initiated closing agreement under this IRS revenue procedure generally addresses situations where a taxpayer has inadvertently failed to meet the requirements of Internal Revenue Code section 7702, which defines life insurance for federal tax purposes. A voluntary closing agreement allows taxpayers to come forward to the IRS with self-identified violations or deficiencies and work with the IRS towards a mutual resolution to correct the violations or deficiencies. The consideration offered by CICA and CNLIC under the proposed closing agreements totaled approximately $124,000 and $4,000, respectively.  The consideration that will be required under the final closing agreements could be different and will depend on how the IRS responds to the closing agreements offer. We expect to file other offers for additional closing agreements with the IRS for the SPLIC and MGLIC life insurance businesses in 2018. In addition, we have initiated discussions with the IRS to address potential liabilities regarding the CICA international life insurance business and our annuity business.

This compliance issue could result in increased tax liabilities for the owners of these policies.  Policyholders could decide to surrender their policies due to this issue which would subsequently result in higher cash outflows due to an increase in surrender activity.

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

All insurance subsidiaries were above the RBC minimums at June 30, 2018.

Contractual Obligations and Off-balance Sheet Arrangements

There have been no material changes in contractual obligations from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  The Company does not have off-balance sheet arrangements at June 30, 2018.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

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

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three and six months ended June 30, 2018 and June 30, 2017. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

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

The following table summarizes net unrealized gains and losses as of the dates indicated.

	June 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Net Unrealized Gains	Amortized Cost	Fair Value	Net Unrealized Gains
	(In thousands)
Fixed maturities, available-for-sale	$967,918	976,451	8,533	935,977	974,609	38,632
Fixed maturities, held-to-maturity	214,514	218,774	4,260	233,961	241,377	7,416
Total fixed maturities	$1,182,432	1,195,225	12,793	1,169,938	1,215,986	46,048
Total equity securities	$14,916	15,372	456	15,289	16,164	875

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 92.2% of our investment portfolio based on carrying value as of June 30, 2018.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturity investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of June 30, 2018 were within the expected range of this analysis.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond increased to 2.85% during the six months ended June 30, 2018, from 2.40% at December 31, 2017.  Net unrealized gains on fixed maturity securities totaled $12.8 million at June 30, 2018, compared to $46.0 million at December 31, 2017.

The fixed maturity portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments classified as trading instruments.  Approximately 81.7% of fixed maturities were held in available-for-sale and 18.3% in held-to-maturity based upon fair value at June 30, 2018.  At June 30, 2018 and December 31, 2017, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 1.2% of our total investments based upon carrying value at June 30, 2018, with 98.9% invested in diversified equity and bond mutual funds.  We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

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

Our management, including our principal executive officer, principal financial officer, principal accounting officer and principal operating officer, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2018. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting that were reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”), which remain unremediated as of June 30, 2018.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended June 30, 2018, there were no changes in the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

STATUS OF REMEDIATION OF MATERIAL WEAKNESSES

While we have made progress on strengthening our internal controls relative to the previously identified material weaknesses, material weaknesses continue to exist. Management, with oversight from our principal executive officer and principal financial officer, has identified and initiated actions that, once fully implemented and operating for a sufficient period of time, are designed to remediate the material weaknesses in each of the five components of internal control (control environment, risk assessment, control activities, information and communication, and monitoring) as defined by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") identified in the Company’s 2017 Annual Report. Specifically, the Company intends is undertaking the following actions to remediate the Company’s identified material weaknesses:

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

•
Conduct a comprehensive risk assessment which will include a focus on risks related to processing and reporting financial information that are relevant for the Company, our products and our geographies; and

•
Reevaluate the criteria established in COSO 2013 to make further enhancements to entity-level controls to demonstrate that our internal controls framework addresses relevant principles and points of focus of COSO 2013.

We will make further changes as appropriate. We believe the remediation steps outlined above have improved and will continue to improve the effectiveness of our internal control over financial reporting and our compliance with the COSO 2013 framework as a whole. We will test the ongoing operating effectiveness of all new controls subsequent to implementation and consider the material weaknesses remediated after the applicable remedial controls operate effectively for a sufficient period of time. We expect this testing to begin in the third quarter of 2018.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On or about March 16, 2017, Juan Gamboa filed a putative class action lawsuit against the Company and five of its current and former directors and executive officers in the United States District Court, Western District of Texas. The lawsuit alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and/or misleading statements, as well as failing to disclose material adverse facts about the Company’s business, operations and prospects.  On May 25, 2017, the court appointed lead plaintiffs, and on July 31, 2017, the lead plaintiffs filed an amended complaint. The amended complaint sought an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company’s common stock between March 11, 2015 and March 8, 2017, inclusive.  On September 28, 2017, we filed a motion to dismiss. On May 29, 2018, the court granted our motion, dismissed with prejudice the plaintiffs’ claims against all defendants and ordered the case closed. It is our understanding that the plaintiffs’ appeal period has expired.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

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

The majority of our direct premiums, approximately 71% in 2018, are from foreign countries, primarily those in Latin America and the Pacific Rim.  These sales are made through independent consultants who are located in these foreign countries. Many of these countries have a history of political instability, including regime changes, political uprisings, currency fluctuations and anti-democratic or anti-U.S. policies. There is a risk that political instability in these countries could have a material adverse effect on the ability of people living in these countries to purchase our insurance policies or our ability to sell our policies in those countries through our independent consultants or otherwise. Our Company’s future sales and financial results depend upon avoiding significant regulatory restraints on receiving insurance policy applications and premiums from, and issuing insurance policies to, residents outside of the United States.

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

We also face risks associated with the application of foreign laws to our sales of policies to residents in foreign countries. Generally, all foreign countries in which we offer insurance products require a license or other authority to conduct insurance business in that country. Some of these countries also require that local regulatory authorities approve the terms of any insurance product sold to residents of that country. We have never sought to qualify to do business in any foreign country and have never submitted the insurance policies that we issue to residents of foreign countries for approval by any foreign or domestic insurance regulatory agency. Traditionally, we have sought to mitigate risks associated with the potential application of foreign laws to our sales of insurance policies in our foreign markets by, among other things, not locating any of our offices or assets in foreign countries, selling policies only through independent consultants rather than our own employees, requiring that all applications for insurance be submitted to and accepted only in our offices in the U.S., and requiring that policy premiums be paid to us only in U.S. Dollars.  We rely on our independent consultants to comply with laws applicable to them in marketing our insurance products in their respective countries. Even with the precautionary measures, practices and policies mentioned above, the Company may determine

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

that the risks associated with a particular market and its regulatory environment outweigh the benefits of conducting further business in that market.

We have undertaken a comprehensive compliance review of risks associated with the potential application of foreign laws to our sales of insurance policies in foreign countries. The application of foreign laws to our sales of insurance policies in foreign countries varies by country. There is a lack of uniform regulation and lack of clarity in certain regulations. Our compliance review has confirmed the previously disclosed risks related to foreign insurance laws associated with our current business model, at least in certain foreign countries. As a result of this evaluation, on April 25, 2018 the Company announced its decision to discontinue accepting life insurance applications from Brazilian citizens. While the Company intends to continue fulfilling commitments under existing policies, the regulatory environment in Brazil does not afford substantial clarity or guidance as to the extent to which the Company will be able to continue to fulfill such commitments.

There are risks that a foreign government could determine under its existing laws that its residents may not purchase life insurance from us unless we become qualified to do business in that country or unless our policies purchased by its residents receive prior approval from its insurance regulators. There also is a risk that a foreign government will enact additional legislation that may render our existing insurance products either illegal or less attractive to potential customers. There is the further risk that regulators may become more aggressive in enforcing any perceived violations of their laws and seek to impose monetary fines, criminal penalties, and/or order us to cease our sales in that jurisdiction. There is no assurance that, if a foreign country were to deem our sales of policies in that country to require that we qualify to do business in that country or submit our policies for approval by that country’s regulatory authorities, we would be able to, or would conclude that it is advisable to, comply with those requirements.  Any determination by a foreign country that we or our policy sales are subject to regulation under their laws, or any actions by a foreign country to enforce such laws more aggressively, could therefore have a material adverse effect on our ability to sell policies in that country and, in turn, on our results of operations and financial condition. We are exploring alternatives to our current business model in one or more jurisdictions, including withdrawing from particular markets.

Effective on July 1, 2018, the Company effected a novation of all of the international policies issued by CICA to CICA Life Ltd. The novation may result in adverse consequences that are difficult to anticipate. For example, insurance policies issued or maintained by a Bermuda-domiciled company may be subject to more stringent regulation and scrutiny from foreign regulators compared to insurance policies issued or maintained by a United States-domiciled company. In addition, policies issued or maintained by a Bermuda-domiciled company may be subject to international financial reporting requirements that do not currently apply to United States-domiciled companies, which may render policies issued or maintained by CICA Life Ltd. less attractive. This change in turn could result in reduced sales of new policies, fewer renewals and/or a higher level of surrenders of existing policies which may, in the aggregate, have a material adverse effect on the Company’s financial performance.

Any disruption to the marketing and sale of our policies to residents of foreign countries, resulting from the actions of foreign regulatory authorities, the withdrawal from Brazil or other markets, the implementation of new Bermuda regulatory obligations or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

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

We previously announced that we determined that a portion of the life and annuity insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. We may be liable to the IRS for failure to withhold taxes or to tax report on IRS information returns and payee statements. We have undertaken an analysis of our potential liability to the IRS arising from this matter, as well as other expenses we may incur to remediate (i.e., conform to the requirements of the IRS) certain previously issued domestic life insurance and annuity policies and to address any missed reporting and withholding for policies issued to non-U.S. citizens and have established a best estimate liability of $7.1 million as of June 30, 2018 for probable liabilities and expenses. The probability weighted range of financial estimates relative to this issue is $4.5 million to $44.0 million. This estimated range includes projected toll charges and fees payable to the IRS, as well as any other costs attributed to remediation of non-compliant domestic life insurance. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life and annuity insurance policies we will be required to remediate, the methodology applicable to the calculation of toll charges for non-compliant policies and the amount of time and resources we will require from external advisors who are assisting us with resolving these issues. Given the range of

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved is insufficient to meet the actual amount of our liabilities and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operations may be materially adversely affected.

On May 17, 2017, we submitted an offer to enter into Closing Agreements with the IRS covering the CICA and CNLIC domestic life insurance business. The toll charges calculated and enumerated in the Closing Agreements totaled $124,000 and $4,000 for the CICA and CNLIC domestic life insurance businesses, respectively.

We expect to submit offers to enter into Closing Agreements with the IRS for the SPLIC and MGLIC life insurance business in 2018. We have initiated discussions with the IRS to address potential liabilities regarding the CICA international business and our annuity business.

CICA Life Ltd. is subject to extensive government regulation by the Bermuda Monetary Authority (“BMA”), which is a new regulatory regime for the Company. Regulation by the BMA, is subject to change and may increase our costs of doing business, restrict the conduct of our business and negatively impact our results of operations, liquidity and financial condition.

For over 40 years, the Company’s life insurance subsidiaries have been regulated in the U.S. by the state insurance departments of their states of domicile. CICA Life Ltd. is now subject to extensive regulation and supervision by the BMA in jurisdictions where we do business, including global insurance regulations, tax, financial services, privacy, anti-money laundering, bank secrecy, anti-corruption and foreign asset control laws. Bermuda insurance company regulation is generally designed to protect the interests of policyholders, with substantially lesser protections to shareholders of the regulated insurance companies.   To that end, the BMA has broad powers to regulate business activities of CICA Life Ltd., mandate capital and surplus requirements, regulate trade and claims practices and require strong enterprise risk management and corporate governance activities. The Company has no prior experience operating in a foreign jurisdiction and limited experience with regulation by the BMA. We cannot predict with certainty how the international business model described above will be affected by the novation of our international policies to a foreign sovereign jurisdiction.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

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

An increase in interest rates will decrease the net unrealized gain position of our investment portfolio and may subject us to disintermediation risk. Disintermediation risk is the risk that in a change from a low interest rate period to a significantly higher and increasing interest rate period, policyholders may surrender their policies or make early withdrawals to increase their returns, requiring us to liquidate investments in an unrealized loss position (i.e. the market value less the carrying value of the investments). This risk is discussed further in the two risk factors below.

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

In particular, at June 30, 2018, fixed maturities represented $1.2 billion or 92.2% of our total investments of $1.3 billion. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows resulting from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our consolidated financial statements, as a large portion of our fixed maturities are classified as available-for- sale, with changes in fair value reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. Although at June 30, 2018, approximately 97.2% of our fixed maturities were investment grade with 73.1% rated A or above, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could be downgraded (with a concurrent decrease in fair value) and, in a worst-case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

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

Fixed maturity and equity securities classified as available-for-sale are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from our net income.  Our total gross unrealized losses on our available-for-sale securities portfolio at June 30, 2018 were $15.2 million.  The accumulated change in estimated fair value of these securities is recognized in net income when the gain or loss is realized upon sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken.  Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

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

A primary liquidity concern is the risk of unanticipated or extraordinary early policyholder withdrawals or surrenders. Our insurance policies include provisions, such as surrender charges, that help limit and discourage early withdrawals, and we track and manage liabilities and attempt to align our investment portfolio to maintain sufficient liquidity to support anticipated withdrawal demands. However, early withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, including changes in economic conditions, changes in policyholder behavior or financial needs, changes in relationships with our independent consultants, changes in our claims-paying ability, or increases in surrenders among policies that have been inforce for more than fifteen years and are no longer subject to surrender charges. Any of these occurrences could adversely affect our liquidity, profitability and financial condition.

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
June 30, 2018

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

At June 30, 2018, we had $164.1 million of deferred policy acquisition costs, or DAC.  DAC represents costs that vary with and are directly related to the successful sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies.  These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.  Under U.S. GAAP for our type of insurance products, DAC is amortized over the premium-paying period of the policies.

In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies.  This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies.  At June 30, 2018, we had $16.5 million of CCRA.  We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

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

Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition.  Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

at the "reporting unit" level, which is either an operating segment or a business that is one level below the operating segment.  Goodwill is impaired if its carrying value exceeds its implied fair value.  This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units.  If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition.  In 2017, we recognized a goodwill impairment of $4.6 million on our Home Service Segment. Goodwill in our consolidated financial statements related to our Life segment was $12.6 million as of June 30, 2018.

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

The Company is in the process of converting its actuarial valuation from a third-party service provider to an actuarial valuation modeling software system purchased from a vendor. In connection with our ongoing actuarial valuation conversion, certain legacy system immaterial errors were discovered in both 2017 and 2016. As we complete this validation and conversion, we could identify additional differences that will be evaluated for financial reporting purposes. The conversion to the new system is expected to be completed in 2018.

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
June 30, 2018

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

In 2017, we reinsured $503.7 million of the face amount of our life insurance policies.  Amounts reinsured in 2017 represented 10.1% of the face amount of direct life insurance inforce in that year.  Although the cost of reinsurance is, in some cases, reflected in premium rates, under certain reinsurance agreements, the reinsurer may increase the rate it charges us for reinsurance.  If our cost of reinsurance were to increase, we might not be able to recover these increased costs, and our results of operations and financial condition could be materially adversely affected.

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
June 30, 2018

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

We distribute our insurance products through several distribution channels, including independent marketing firms, independent consultants and our employee agents.  These relationships are significant for both our revenues and our profits.  In our life insurance segment, we depend almost exclusively on the services of independent marketing firms and independent consultants.  In our home service insurance segment, we depend on employee agents whose role in our distribution process is integral to developing and maintaining relationships with policyholders.  Significant competition exists among insurers in attracting and maintaining marketers of demonstrated ability.  Some of our competitors may offer better compensation packages for marketing firms, independent consultants and agents and broader arrays of products and have a greater diversity of distribution resources, better brand recognition, more competitive pricing, lower cost structures and greater financial strength or claims paying ratings than we do.  We compete with other insurers for marketing firms, independent consultants and employee agents primarily on the basis of our compensation and support services.  Any reduction in our ability to attract and retain effective sales representatives could materially adversely affect our revenues, results of operations and financial condition. Modifications in our international business model including, without limitation, our novation to a Bermuda-based entity and our withdrawal from certain markets may have an adverse impact on our ability to attract and retain effective sales representatives.

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
June 30, 2018

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

We must maintain and enhance our existing information systems and develop new information systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences.  If we do not maintain adequate systems, we could experience adverse consequences, including products acquired through acquisition, inadequate information on which to base pricing, underwriting and reserve decisions, regulatory problems, failure to meet prompt payment obligations, increases in administrative expenses and loss of customers.

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

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K as of December 31, 2017, we have identified control deficiencies in our disclosure controls and financial reporting process that constitute material weaknesses and for which remediation is still in process as of June 30, 2018. If we fail to design effective controls, fail to remediate control deficiencies or fail to otherwise maintain effective internal controls over financial reporting in the future, such failures could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors to lose confidence in our financial statements, have a negative effect on the trading price of our common stock, limit our ability to obtain financing if needed or increase the cost of any financing we may obtain.  In addition, these failures may negatively impact our business, financial condition and results of operations, impair our ability to timely file our periodic reports with the SEC, subject us to litigation and regulatory scrutiny and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

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
June 30, 2018

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
To date, the estate process related to the Class B common stock is not complete and the required state insurance regulatory approvals for change of control to occur have not been received. The Foundation has not sought to acquire record ownership of the Class B common stock, exercise voting power with respect to such shares or otherwise seek to exercise control over the Company's management or operations, and the Trust currently remains the holder of record of the Class B common stock. The Foundation and the Estate of Harold E. Riley are proceeding independent of the Company to obtain regulatory approval from the Colorado Division of Insurance, the Texas Department of Insurance, the Louisiana Department of Insurance and the Mississippi Department of Insurance through the requisite Form A approval process. The Company does not know if or when regulatory approvals of the transfer ultimately will be granted. If such approvals are obtained from the states' department of insurances listed above, the Company will record the transfer of the controlling Class B common stock from the Trust to the Foundation in the Company's shareholder records.
The Foundation is organized as a public support charity for the benefit of its charitable beneficiaries, Baylor University and Southwestern Baptist Theological Seminary. The Foundation is governed by eleven trustees, five of which were appointed by

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2018

Harold Riley prior to his death, three of which were appointed by Baylor University and three of which were appointed by Southwestern Baptist Theological Seminary. It is unclear what, if any, change may occur to our board, management, or corporate operating strategies as a result of different ownership of our Class B common stock.
If and when the Foundation becomes the record holder of the Class B common stock, the first of two prongs of certain “change in control” provisions in the employment agreements of our top two executives, Chief Executive Officer Geoff Kolander and Chief Financial Officer Kay Osbourn, will be triggered. Under each employment agreement, a "change in control" includes, among other things (1) the transfer of a majority of the Company's Class B common stock from the Trust to an individual other than Harold E. Riley, an entity not beneficially owned by Harold E. Riley, or a trust not controlled by Harold E. Riley and (2) the exercise of a power of attorney granted by Harold E. Riley over the Company's Class B common stock. Upon a termination of the executive by Citizens without cause or the executive’s voluntary termination with Good Reason, in each case other than within the ninety (90) day period prior to the consummation of a change in control or within one (1) year following a change in control, the executive would be entitled to certain cash payments and benefits.

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
June 30, 2018

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
June 30, 2018

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

CITIZENS, INC.

		By:	/s/ Geoffrey M. Kolander
Geoffrey M. Kolander
President and Chief Executive Officer

		By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer,
and Chief Investment Officer

Date:	August 7, 2018