Form 10-Q
period 2018-09-30
CITIZENS INC
filed 2018-11-07
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 2, 2018, the Registrant had 49,080,114 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands)

	September 30, 2018	December 31, 2017
Assets	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $1,193,211 and $935,977 in 2018 and 2017, respectively)	$1,200,154	974,609
Fixed maturities held-to-maturity, at amortized cost (fair value: $241,377 in 2017)	—	233,961
Equity securities, at fair value (cost: $15,289 in 2017)	15,529	16,164
Mortgage loans on real estate	188	195
Policy loans	79,012	73,735
Real estate held for investment (less $1,258 and $5,479 accumulated depreciation in 2018 and 2017, respectively)	5,743	7,416
Real estate held for sale (less $4,411 accumulated depreciation in 2018)	1,483	—
Other long-term investments	22	36
Total investments	1,302,131	1,306,116
Cash and cash equivalents	68,753	46,064
Accrued investment income	18,389	19,062
Reinsurance recoverable	3,626	3,715
Deferred policy acquisition costs	158,253	167,063
Cost of customer relationships acquired	16,163	17,499
Goodwill	12,624	12,624
Other intangible assets	958	961
Deferred tax asset	—	50,797
Property and equipment, net	6,329	6,624
Due premiums, net (less $1,564 and $1,611 allowance for doubtful accounts in 2018 and 2017, respectively)	12,338	12,765
Prepaid expenses	1,134	251
Other assets	1,214	912
Total assets	$1,601,912	1,644,453

(Continued)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands, except share amounts)

	September 30, 2018	December 31, 2017
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,165,443	1,133,875
Annuities	75,803	73,688
Accident and health	923	990
Dividend accumulations	25,513	23,713
Premiums paid in advance	50,651	51,431
Policy claims payable	7,327	8,610
Other policyholders' funds	10,159	8,483
Total policy liabilities	1,335,819	1,300,790
Commissions payable	1,947	2,430
Federal income tax payable	47,637	93,365
Deferred federal income tax liability	10,374	—
Other liabilities	25,396	24,355
Total liabilities	1,421,173	1,420,940
Commitments and contingencies (Note 8)
Stockholders' equity:
Class A, no par value, 100,000,000 shares authorized, 52,215,852 shares issued and outstanding in 2018 and 2017, including shares in treasury of 3,135,738 in 2018 and 2017	259,693	259,383
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2018 and 2017	3,184	3,184
Accumulated deficit	(75,812)	(54,375)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	4,685	26,332
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	180,739	223,513
Total liabilities and stockholders' equity	$1,601,912	1,644,453

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Three Months Ended September 30, (In thousands, except per share amounts) (Unaudited)

	2018		2017
Revenues:
Premiums:
Life insurance		$45,898		48,644
Accident and health insurance		323		360
Property insurance		1,208		1,243
Net investment income		13,587		13,828
Realized investment losses, net		(498)		(404)
Other income		643		660
Total revenues		61,161		64,331
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		25,076		21,454
Increase in future policy benefit reserves		1,653		19,597
Policyholders' dividends		1,595		1,613
Total insurance benefits paid or provided		28,324		42,664
Commissions		8,656		10,801
Other general expenses		12,402		7,254
Capitalization of deferred policy acquisition costs		(5,561)		(7,756)
Amortization of deferred policy acquisition costs		11,412		7,623
Amortization of cost of customer relationships acquired		366		635
Total benefits and expenses		55,599		61,221
Income before federal income tax		5,562		3,110
Federal income tax expense (benefit)		20,316		(339)
Net income (loss)		(14,754)		3,449
Per Share Amounts:
Basic and diluted earnings (losses) per share of Class A common stock	$(0.30)		0.07
Basic and diluted earnings (losses) per share of Class B common stock	(0.14)		0.03
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale debt securities:
Unrealized holding gains (losses) arising during period		(2,236)		3,875
Reclassification adjustment for losses included in net income		656		370
Unrealized gains (losses) on available-for-sale debt securities, net		(1,580)		4,245
Income tax expense on unrealized gains (losses) on available-for-sale debt securities		454		1,486
Other comprehensive income (loss)		(2,034)		2,759
Total comprehensive income (loss)		$(16,788)		6,208

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Nine Months Ended September 30, (In thousands, except per share amounts) (Unaudited)

	2018		2017
Revenues:
Premiums:
Life insurance		$133,058		138,603
Accident and health insurance		915		1,033
Property insurance		3,615		3,731
Net investment income		41,169		39,640
Realized investment gains (losses), net		(1,251)		742
Other income		930		1,015
Total revenues		178,436		184,764
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		66,844		62,130
Increase in future policy benefit reserves		32,816		51,953
Policyholders' dividends		4,516		4,418
Total insurance benefits paid or provided		104,176		118,501
Commissions		26,284		30,620
Other general expenses		33,375		26,765
Capitalization of deferred policy acquisition costs		(17,164)		(21,540)
Amortization of deferred policy acquisition costs		26,218		22,640
Amortization of cost of customer relationships acquired		1,517		1,629
Total benefits and expenses		174,406		178,615
Income before federal income tax		4,030		6,149
Federal income tax expense		21,305		72
Net income (loss)		(17,275)		6,077
Per Share Amounts:
Basic and diluted earnings (losses) per share of Class A common stock	$(0.35)		0.12
Basic and diluted earnings (losses) per share of Class B common stock	(0.17)		0.06
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale debt securities:
Unrealized holding gains (losses) arising during period		(32,663)		13,585
Reclassification adjustment for losses included in net income		1,002		329
Unrealized gains (losses) on available-for-sale debt securities, net		(31,661)		13,914
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale debt securities		(5,852)		4,870
Other comprehensive income (loss)		(25,809)		9,044
Total comprehensive income (loss)		$(43,084)		15,121

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2018 and 2017
(In thousands)
(Unaudited)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stockholders' equity
	Class A	Class B
Balance at December 31, 2016	$259,383	3,184	(16,248)	13,792	(11,011)	249,100
Comprehensive income:
Net income	—	—	6,077	—	—	6,077
Unrealized investment gains, net	—	—	—	9,044	—	9,044
Total comprehensive income	—	—	6,077	9,044	—	15,121
Balance at September 30, 2017	259,383	3,184	(10,171)	22,836	(11,011)	264,221

Balance at December 31, 2017	259,383	3,184	(54,375)	26,332	(11,011)	223,513
Accounting standards adopted January 1, 2018	—	—	(4,162)	4,162	—	—
Balance at January 1, 2018	259,383	3,184	(58,537)	30,494	(11,011)	223,513
Comprehensive loss:
Net loss	—	—	(17,275)	—	—	(17,275)
Unrealized investment losses, net	—	—	—	(26,629)	—	(26,629)
Unrealized gain from held-to-maturity securities transferred to available-for-sale, net	—	—	—	820	—	820
Total comprehensive loss	—	—	(17,275)	(25,809)	—	(43,084)
Stock-based compensation	310	—	—	—	—	310
Balance at September 30, 2018	$259,693	3,184	(75,812)	4,685	(11,011)	180,739

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows Nine Months Ended September 30, (In thousands) (Unaudited)

	2018	2017
Cash flows from operating activities:
Net income (loss)	$(17,275)	6,077
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized (gains) losses on sale of investments and other assets	1,251	(742)
Net deferred policy acquisition costs	9,054	1,100
Amortization of cost of customer relationships acquired	1,517	1,629
Depreciation	921	763
Amortization of premiums and discounts on investments	12,781	12,398
Stock-based compensation	310	—
Deferred federal income tax benefit	67,040	(2,975)
Change in:
Accrued investment income	673	(340)
Reinsurance recoverable	89	(55)
Due premiums	427	1,947
Future policy benefit reserves	33,425	51,876
Other policyholders' liabilities	1,413	5,619
Federal income tax payable	(45,744)	2,532
Commissions payable and other liabilities	558	(10,307)
Other, net	(1,205)	(663)
Net cash provided by operating activities	65,235	68,859
Cash flows from investing activities:
Purchase of fixed maturities, available-for-sale	(109,642)	(135,538)
Sale of fixed maturities, available-for-sale	1,084	508
Maturities and calls of fixed maturities, available-for-sale	51,190	65,456
Maturities and calls of fixed maturities, held-to-maturity	20,699	7,685
Sale of equity securities, available-for-sale	—	1,940
Calls of equity securities, available-for-sale	—	450
Purchase of equity securities, available-for-sale	(9)	—
Principal payments on mortgage loans	7	35
Increase in policy loans, net	(5,277)	(4,543)
Sale of other long-term investments and real estate	14	3,040
Sale of property and equipment	—	41
Purchase of property and equipment	(437)	(1,223)
Maturity of short-term investments	—	500
Net cash used in investing activities	(42,371)	(61,649)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued Nine Months Ended September 30, (In thousands) (Unaudited)

	2018	2017
Cash flows from financing activities:
Annuity deposits	$5,222	7,240
Annuity withdrawals	(5,397)	(4,960)
Net cash provided by (used in) financing activities	(175)	2,280
Net increase in cash and cash equivalents	22,689	9,490
Cash and cash equivalents at beginning of year	46,064	35,510
Cash and cash equivalents at end of period	$68,753	45,000
Supplemental disclosures of operating activities:
Cash paid (received) during the period for income taxes, net	$—	515

Supplemental disclosures of noncash investing and financing activities:

During 2018 and 2017, various fixed maturity issuers exchanged securities with book values of $2.5 million and $4.8 million, respectively, for securities of equal value.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2018
(Unaudited)

(1) Financial Statements

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA"), CICA Life Ltd. ("CICA Ltd."), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Citizens National Life Insurance Company ("CNLIC"), Magnolia Guaranty Life Insurance Company ("MGLIC"), Computing Technology,, Inc. ("CTI"), and Insurance Investors, Inc. ("III").  Citizens and its wholly-owned subsidiaries are collectively referred to as "the Company," "we," "us" or "our."

The consolidated statements of financial position as of September 30, 2018, the consolidated statements of comprehensive income for the three and nine-months ended September 30, 2018 and September 30, 2017 and the consolidated statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 2018 and September 30, 2017, have been prepared by the Company without audit.  In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2018 and for comparative periods have been made.  The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

We provide primarily life insurance and a small amount of health insurance policies through our insurance subsidiaries:  CICA, CICA Ltd., SPLIC, MGLIC and CNLIC.  Until the end of 2016, CICA and CNLIC issued ordinary whole-life policies, credit life and disability, burial insurance, pre-need policies, and accident and health related policies, throughout the Midwest and southern United States.  Beginning January 1, 2017, CICA and CNLIC ceased selling life products domestically. Prior to July 1, 2018, CICA primarily issued ordinary whole-life and endowment policies to non-U.S. residents.  From and after July 1, 2018, CICA Ltd. will issue such policies. Effective on July 1, 2018, the Company effected a novation of all of the international policies issued by CICA to CICA Ltd., a newly established Bermuda entity that began operations in July 2018. While this novation transaction has been eliminated in consolidation of affiliated entities, there are tax effects reflected in the consolidated financial statements as a result of the transaction being executed between our subsidiaries that reside in different tax jurisdictions. The tax accounting implications of the novation transaction are further described in Note 9 - Income Taxes in these notes to the consolidated financial statements. SPLIC offers final expense and home service life insurance in Louisiana, Arkansas and Mississippi, and SPFIC, a wholly-owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana. MGLIC provides industrial life policies through independent funeral homes in Mississippi.

CTI provides data processing systems and services, as well as furniture and equipment, to the Company.  III is currently not active. We plan to dissolve III and merge it into Citizens.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2018
(Unaudited)

As of July 1, 2018, we implemented a new actuarial valuation software solution impacting the life segment that provides enhanced modeling capabilities for ordinary whole life and endowment policies of CICA and CICA Ltd., which are included in the life insurance segment. The impact of this system conversion resulted in changes in estimates due to refinements reflected as a decrease in reserves of $10.2 million and a decrease in DAC of $4.3 million, before tax. The total impact of this system conversion reflected in the accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2018 is summarized in the table below.

Impact on financial balances:	Increase (Decrease)
Consolidated Statements of Financial Position	(In thousands)
Deferred policy acquisition costs	$(4,339)
Future policy benefit reserves:
Life insurance	(10,197)

Consolidated Statements of Comprehensive Income
Decrease in future policy benefit reserves	(10,197)
Amortization of deferred policy acquisition costs	4,339
Income (loss) before federal income tax	5,858
Federal income tax expense	1,230
Net income (loss)	$4,628

We are continuing to convert other information to the new valuation system and will report those items as information becomes available and in accordance with applicable accounting guidance. It is our expectation that we will convert SPLIC's insurance products to the new valuation system during 2019.

Use of Estimates

The preparation of consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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
September 30, 2018
(Unaudited)

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

Accounting Standards Not Yet Adopted

The FASB’s new lease accounting standard, ASU 2016-02, Leases (Topic 842), was issued on February 25, 2016. The ASU will require organizations that lease assets, referred to as “lessees”, to recognize the rights and obligations created by those leases on the balance sheet. The ASU also will require additional disclosures so investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the consolidated financial statements. The accounting by organizations that own the assets leased by the lessee, also known as lessor accounting, will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

The Company has several lease agreements, such as district office locations related to our Home Service segment, which are currently considered operating leases, and therefore, not recognized on the Company’s balance sheet. The Company intends to adopt this standard effective January 1, 2019 and expects the new guidance will require these lease agreements to be recognized on the balance sheet as a right-of-use asset and a corresponding lease liability. The Company is nearing completion of its effort to compile a complete inventory of arrangements containing a lease and accumulating the lease data necessary to apply the amended guidance. The Company is evaluating the impact this guidance will have on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), with the main objective to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU requires a financial asset (or a group of

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2018
(Unaudited)

financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. Credit losses on available-for-sale debt securities should be measured in a manner similar to current U.S. GAAP; however, the credit losses are recorded through an allowance for credit losses rather than as a write-down. This approach is an improvement to current U.S. GAAP because an entity will be able to record reversals of credit losses (in situations in which the estimate of credit losses declines) in current period net income, which in turn should align the income statement recognition of credit losses with the reporting period in which changes occur. Current U.S. GAAP prohibits reflecting those improvements in current-period earnings. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the impact this guidance will have on our consolidated financial statements, but it is not expected to have a material impact on the Company's consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted but no earlier than an entity’s adoption date of Topic 606. We will adopt the provisions of this ASU in the first quarter of 2019. The Company is evaluating the impact this guidance will have on our consolidated financial statements.

In September 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU requires an entity in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs should be presented in the same line item on the balance sheet as amounts prepaid for the hosted service, if any (generally as an “other asset”). The capitalized costs will be amortized over the term of the hosting arrangement, with the amortization expense being presented in the same income statement line item as the fees paid for the hosted service. ASU 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. We are evaluating the impact of this guidance on our limited cloud computing arrangements and our consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company expects to elect both transition options. ASU 2018-11 is not expected to have a material impact on the Company’s consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2018
(Unaudited)

In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. This ASU amends four key areas of the accounting and impacts disclosures for long-duration insurance and investment contracts:

Requires updated assumptions for liability measurement. Assumptions used to measure the liability for traditional insurance contracts, which are typically determined at contract inception, will now be reviewed at least annually, and, if there is a change, updated, with the effect recorded in net income;

Standardizes the liability discount rate. The liability discount rate will be a market-observable discount rate (upper-medium grade fixed-income instrument yield), with the effect of rate changes recorded in other comprehensive income;

Provides greater consistency in measurement of market risk benefits. The two previous measurement models have been reduced to one measurement model (fair value), resulting in greater uniformity across similar market-based benefits and better alignment with the fair value measurement of derivatives used to hedge capital market risk;

Simplifies amortization of deferred acquisition costs. Previous earnings-based amortization methods have been replaced with a more level amortization basis; and

Requires enhanced disclosures. The new disclosures include rollforwards and information about significant assumptions and the effects of changes in those assumptions.

For calendar-year public companies, the changes will be effective in 2021. The Company is evaluating the impact this guidance will have on our consolidated financial statements and will begin planning for adoption in 2019. This new guidance is expected to have a material impact on our consolidated financial statements as we consider this to be one of the most substantial changes in the insurance industry guidance in the last 40 years.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s consolidated financial statements.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2018
(Unaudited)

The Company's Other Non-Insurance Enterprises are the only reportable difference between segments and consolidated operations.

	Three Months Ended
	September 30, 2018
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$35,784	11,645	—	47,429
Net investment income	10,062	3,276	249	13,587
Realized investment gains (losses), net	(475)	(32)	9	(498)
Other income	643	—	—	643
Total revenue	46,014	14,889	258	61,161
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	19,212	5,864	—	25,076
Increase in future policy benefit reserves	544	1,109	—	1,653
Policyholders' dividends	1,581	14	—	1,595
Total insurance benefits paid or provided	21,337	6,987	—	28,324
Commissions	4,712	3,944	—	8,656
Other general expenses	6,583	4,502	1,317	12,402
Capitalization of deferred policy acquisition costs	(3,873)	(1,688)	—	(5,561)
Amortization of deferred policy acquisition costs	10,132	1,280	—	11,412
Amortization of cost of customer relationships acquired	150	216	—	366
Total benefits and expenses	39,041	15,241	1,317	55,599
Income (loss) before income tax expense	$6,973	(352)	(1,059)	5,562

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2018
(Unaudited)

	Nine Months Ended
	September 30, 2018
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$102,537	35,051	—	137,588
Net investment income	30,331	9,894	944	41,169
Realized investment losses, net	(684)	(535)	(32)	(1,251)
Other income (loss)	931	(1)	—	930
Total revenue	133,115	44,409	912	178,436
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	49,522	17,322	—	66,844
Increase in future policy benefit reserves	29,509	3,307	—	32,816
Policyholders' dividends	4,483	33	—	4,516
Total insurance benefits paid or provided	83,514	20,662	—	104,176
Commissions	14,717	11,567	—	26,284
Other general expenses	12,607	15,438	5,330	33,375
Capitalization of deferred policy acquisition costs	(12,663)	(4,501)	—	(17,164)
Amortization of deferred policy acquisition costs	22,912	3,306	—	26,218
Amortization of cost of customer relationships acquired	434	1,083	—	1,517
Total benefits and expenses	121,521	47,555	5,330	174,406
Income (loss) before income tax expense	$11,594	(3,146)	(4,418)	4,030

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2018
(Unaudited)

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
September 30, 2018
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2018
(Unaudited)

(4) Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share.

	Three Months Ended
	September 30, 2018	September 30, 2017
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income (loss)	$(14,754)	3,449
Net income (loss) allocated to Class A common stock	$(14,605)	3,415
Net income (loss) allocated to Class B common stock	(149)	34
Net income (loss)	$(14,754)	3,449
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,127	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic and diluted earnings (loss) per share of Class A common stock	$(0.30)	0.07
Basic and diluted earnings (loss) per share of Class B common stock	(0.14)	0.03

	Nine Months Ended
	September 30, 2018	September 30, 2017
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income (loss)	$(17,275)	6,077
Net income (loss) allocated to Class A common stock	$(17,101)	6,016
Net income (loss) allocated to Class B common stock	(174)	61
Net income (loss)	$(17,275)	6,077
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,127	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic and diluted earnings (loss) per share of Class A common stock	$(0.35)	0.12
Basic and diluted earnings (loss) per share of Class B common stock	(0.17)	0.06

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2018
(Unaudited)

(5) Investments

The Company invests primarily in fixed maturity securities, which totaled 87.6% of total cash, cash equivalents and investments at September 30, 2018. The Company's cash, cash equivalents and investments are listed below.

	September 30, 2018		December 31, 2017
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities	$1,200,154	87.6	$1,208,570	89.3
Equity securities	15,529	1.1	16,164	1.2
Mortgage loans	188	—	195	—
Policy loans	79,012	5.8	73,735	5.5
Real estate and other long-term investments	7,248	0.5	7,452	0.6
Cash and cash equivalents	68,753	5.0	46,064	3.4
Total cash, cash equivalents and investments	$1,370,884	100.0	$1,352,180	100.0

Cash and cash equivalents increased during the current quarter ended September 30, 2018 as we held cash in anticipation of the novation transaction accounting settlement and those funds had not yet been reinvested into fixed maturities as of the end of the current reporting period.

The following tables represent the cost, gross unrealized gains and losses and fair value for fixed maturities as of the periods indicated.

	September 30, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale:
U.S. Treasury securities	$9,887	1,250	6	11,131
U.S. Government-sponsored enterprises	3,546	662	—	4,208
States and political subdivisions	740,333	4,973	4,376	740,930
Foreign governments	118	—	1	117
Corporate	404,183	9,655	4,706	409,132
Commercial mortgage-backed	3,662	13	49	3,626
Residential mortgage-backed	31,482	105	577	31,010
Total fixed maturities	$1,193,211	16,658	9,715	1,200,154

We reclassified all of our fixed maturity holdings that were previously classified as held-to-maturity to available-for-sale based upon our intent and investment strategy as of September 30, 2018. The net carrying value of the fixed maturities held-to-maturity reclassified as available-for-sale amounted to $209.7 million and resulted in a net unrealized gain of $0.5 million being recorded in other comprehensive income before tax.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2018
(Unaudited)

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$9,860	1,948	—	11,808
U.S. Government-sponsored enterprises	3,570	926	—	4,496
States and political subdivisions	550,536	18,507	1,540	567,503
Foreign governments	103	18	—	121
Corporate	370,043	20,212	1,552	388,703
Residential mortgage-backed	1,865	118	5	1,978
Total available-for-sale securities	935,977	41,729	3,097	974,609
Held-to-maturity securities:
States and political subdivisions	213,054	7,585	629	220,010
Corporate	20,907	1,118	658	21,367
Total held-to-maturity securities	233,961	8,703	1,287	241,377
Total fixed maturity securities	$1,169,938	50,432	4,384	1,215,986

The majority of the Company's equity securities are diversified stock and bond mutual funds.

	September 30, 2018	December 31, 2017
	Fair Value	Fair Value
	(In thousands)
Equity securities:
Stock mutual funds	$3,196	3,217
Bond mutual funds	12,096	12,367
Common stock	96	24
Preferred stock	141	556
Total equity securities	$15,529	16,164

The Company recognized net realized gain of $156,000 and net realized losses of $232,000 on equity securities held for the three and nine months ended September 30, 2018, respectively.

Valuation of Investments in Fixed Maturity and Equity Securities

Held-to-maturity securities are reported in the consolidated financial statements at amortized cost and available-for-sale securities are reported at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income pursuant to the adoption of ASU 2016-01 as described in Note 2.

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
September 30, 2018
(Unaudited)

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

There were other-than-temporary impairments recorded on several bond issuers for the three and nine months ended September 30, 2018 of $551,000 and $776,000, respectively. No impairments were recognized on equity securities for the three and nine months ended September 30, 2018.

No other-than-temporary impairments were recorded for the three months ended September 30, 2017 but one equity security totaling $17,000 was impaired during the nine months ended September 30, 2017.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2018
(Unaudited)

The following tables present the fair values and gross unrealized losses of fixed maturity securities that have remained in a continuous unrealized loss position for the periods indicated.

	September 30, 2018
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$757	6	2	—	—	—	757	6	2
States and political subdivisions	494,116	3,659	479	31,452	717	42	525,568	4,376	521
Corporate	206,965	4,193	160	6,366	513	6	213,331	4,706	166
Commercial mortgage-backed	2,725	49	4	—	—	—	2,725	49	4
Residential mortgage-backed	27,048	574	21	101	3	3	27,149	577	24
Foreign	117	1	1	—	—	—	117	1	1
Total available-for-sale securities	$731,728	8,482	667	37,919	1,233	51	769,647	9,715	718

As of September 30, 2018, the Company had 51 available-for-sale fixed maturity securities that were in an unrealized loss position for greater than 12 months.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2018
(Unaudited)

We have reviewed these securities in an unrealized loss position for the periods ended September 30, 2018 and December 31, 2017 and determined that no other-than-temporary impairment exists that have not been recognized based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases which may be maturity.  We continue to monitor all securities on an on-going basis and future information may become available which could result in other-than-temporary impairments being recorded.

The amortized cost and fair value of fixed maturity securities at September 30, 2018 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

	September 30, 2018
	Amortized Cost	Fair Value
	(In thousands)
Fixed maturity securities:
Due in one year or less	$43,088	43,190
Due after one year through five years	142,943	146,280
Due after five years through ten years	230,995	232,627
Due after ten years	776,185	778,057
Total fixed maturity securities	$1,193,211	1,200,154

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Fixed Maturities, Available-for-Sale				Equity Securities
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)

Proceeds	$1,084	—	1,084	508	—	—	—	1,940
Gross realized gains	$54	—	53	6	—	—	—	—
Gross realized losses	$—	—	—	—	—	—	—	30

There was one sale of available-for-sale fixed maturity securities for the three and nine months ended September 30, 2018. No available-for-sale fixed maturity securities were sold during the three months ended September 30, 2017. One available-for-sale fixed maturity security was sold during the nine months ended September 30, 2017. No equity securities or held-to-maturity securities were sold during the three and nine months ended September 30, 2018 and 2017.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2018
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

Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker prices utilizing significant inputs not based on or corroborated by readily available market information.  There were no securities in this category at September 30, 2018.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2018
(Unaudited)

The following tables set forth our assets that are measured at fair value on a recurring basis as of the dates indicated.

	September 30, 2018
Financial Assets	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Available-for-sale investments
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$11,131	4,208	—	15,339
States and political subdivisions	—	740,930	—	740,930
Corporate	211	408,921	—	409,132
Commercial mortgage-backed	—	3,626	—	3,626
Residential mortgage-backed	—	31,010	—	31,010
Foreign governments	—	117	—	117
Total fixed maturities available-for-sale	11,342	1,188,812	—	1,200,154

Equity securities
Stock mutual funds	3,196	—	—	3,196
Bond mutual funds	12,096	—	—	12,096
Common stock	96	—	—	96
Non-redeemable preferred stock	141	—	—	141
Total equity securities	15,529	—	—	15,529
Total financial assets	$26,871	1,188,812	—	1,215,683

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2018
(Unaudited)

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

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At September 30, 2018, our fixed maturity securities, valued using a third-party pricing source, totaled $1,188.8 million for Level 2 assets and comprised 97.8% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at September 30, 2018. For the nine months ended September 30, 2018, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

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
September 30, 2018
(Unaudited)

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$—	—	233,961	241,377
Mortgage loans	188	224	195	228
Policy loans	79,012	79,012	73,735	73,735
Cash and cash equivalents	68,753	68,753	46,064	46,064
Financial liabilities:
Annuity - investment contracts	56,085	53,247	55,035	57,575

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including a discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential properties.  Weighted average interest rates for these loans were approximately 6.56% at September 30, 2018 and 6.60% at December 31, 2017. At September 30, 2018, maturities ranged from 20 to 24 years.  Management estimated the fair value using an annual interest rate of 6.25% at September 30, 2018.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans had a weighted average annual interest rate of 7.7% as of September 30, 2018 and December 31, 2017, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have inforce, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at September 30, 2018 using discounted cash flows based upon spot rates ranging from 2.56% to 4.32% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2018
(Unaudited)

(7) Short Duration Contracts

The Company's short duration contracts consist of credit life and credit disability in the Life segment and property insurance in the Home Service segment. The following table presents information on changes in the liability for credit life, credit disability, and property policy and contract claims for the periods ended September 30, 2018 and September 30, 2017.

	September 30,
	2018	2017
	(In thousands)
Policy claims payable at January 1,	$570	543
Less: reinsurance recoverable	—	—
Net balance at January 1,	570	543
Add claims incurred, related to:
Current year	1,441	1,435
Prior years	(176)	(11)
	1,265	1,424
Deduct claims paid, related to:
Current year	1,163	1,106
Prior years	310	407
	1,473	1,513
Net balance September 30,	362	454
Plus: reinsurance recoverable	—	—
Policy claims payable, September 30,	$362	454

Prior year development is due to normal claim settlements and actuarial changes in claims payable estimates.

(8) Commitments and Contingencies

Qualification of Life Products

As of December 31, 2014, we determined that a portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Section 7702 of the Internal Revenue Code ("IRC") of 1986. This tax code section allows for qualifying products sold to clients to have favorable tax treatment such as the product's inside build up being not taxable unless distributions are made. Because these policies were sold with the intention that they would qualify for this favorable tax treatment, holders of these policies and the Company may now be subject to additional tax liabilities. The policies at issue were sold most substantially to non-U.S. citizens residing abroad and to a lesser extent domestically. Based upon a review of the options available to the Company, we have determined that we will not remediate our endowments and life products under IRC Section 7702 that we have sold to non-U.S. citizens but will propose an offer to the Internal Revenue Service ("IRS") to settle potential liabilities. We do intend to remediate the domestic products we have sold to U.S. citizens. Accordingly, we submitted an offer to enter into a Closing Agreement for CICA and CNLIC in May 2017. We have not received a response from the IRS on this submission. In addition, as part of our continuing review, we determined in July 2015 that certain annuity contracts do not contain qualifying language under IRC 72(s) as intended that would have provided for favorable tax treatment of the annuities. This issue affects both our domestic and international contract holders. We endorsed the majority of the affected domestic annuity contracts to comply with the IRC in December 2017 and we have initiated discussions with the IRS to address past non-compliance. The Company has continued to refine the understanding of the tax failures as previously reported by preparing an individual policy calculation and has reflected the related exposure for the current reporting period as noted below. Failure of these policies to qualify under IRC Sections 7702 and 72(s) has resulted in additional liabilities and expenses as described below. The products have been and continue to be appropriately reported as life insurance under U.S. GAAP for financial reporting.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2018
(Unaudited)

The failure of these policies to qualify under Sections 7702 and 72(s) results in an estimated liability as of September 30, 2018 of $8.9 million comprised of projected IRS toll charges and fees reported in other general expenses of $7.8 million and reserve increases to bring policies into compliance totaling $1.1 million. The range of financial estimates relative to this issue is $4.5 million to $52.5 million. At December 31, 2017, the best estimate liability was $12.5 million and the probability weighted range of financial estimates relative to this issue was $5.9 million to $48.2 million. Our liability and range disclosures are evaluated each reporting period and reflect our continued refinement of estimates and considerations as we prepare to submit settlement offers to the IRS related to these matters.

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

Accruals for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The process of determining our best estimate and the estimated range was a complex undertaking including insight from external consultants and involve management’s judgment based upon a variety of factors known at the time. We expect to incur additional costs in 2018 associated with these issues. We believe these costs could be an additional $0.5 million to $1.5 million. Due to the uncertainty of actions, there may be additional costs, but they cannot be estimated with any reliability. Actual amounts incurred may exceed this estimate and will be recorded as they become probable and can be reasonably estimated.

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

If the external audit was performed, it could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company's procedures for the identification and escheatment of abandoned property.  The Company believes additional escheatment of funds in Arkansas or Texas will not be material to its financial condition or results of operations. However, additional escheatment of funds in Louisiana, which may subsequently be deemed abandoned under the Louisiana Department of Treasury’s audit, could be substantial for SPLIC if the Louisiana Department of Treasury chooses to disregard recent court decisions regarding unclaimed property litigation in favor of the insurance industry. At this time, the Company is not able to reasonably estimate any of these possible amounts.

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

(9) Income Taxes

Beginning in 2018, the statutory tax rate is 21%. In accordance with the SEC's Staff Accounting Bulletin No. 118 ("SAB 118"), the Company recorded provisional amounts related to the impacts of the New Tax Act as of December 31, 2017, including but not

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2018
(Unaudited)

limited to the change in corporate tax rate and immediate expensing of certain capital assets.  During the current quarter, the Company has recorded provisional amounts related to the impacts of measuring tax reserves under IRC Section 807, as revised by the New Tax Act. As of September 30, 2018, the impacts recorded related to the New Tax Act continue to be considered provisional estimates due to complexities and ambiguities in the New Tax Act which resulted in incomplete accounting for the tax effects of these provisions. Further guidance, either legislative or interpretive, and analysis will be required to complete the accounting for these items. A final determination is required to be made within a measurement period not to extend beyond one year from the enactment date of the New Tax Act. We will continue our analysis of the New Tax Act and will record an update to our provisional amount if needed during the measurement period allowed by SAB 118.

CICA Ltd., a wholly owned subsidiary of Citizens, is considered a controlled foreign corporation for federal tax purposes. As a result, the insurance activity of CICA Ltd. is subject to Subpart F of the IRC and is included in Citizens’ taxable income. As of September 30, 2018, the Subpart F income inclusion generated $18.7 million of federal income tax expense and this amount was largely driven by the impact of the novation transaction. The novation transaction also resulted in somewhat offsetting adjustments to the current tax liability for CICA, notably an increased amortization of DAC under Section 848 of the IRC, a reduction of premium income and a release of the $52.1 million uncertain tax position related to tax reserves on product qualification issues.

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate is as follows:

	Nine Months Ended September 30,
	2018		2017
	Amount	%	Amount	%
	(In thousands, except for %)
Expected tax expense (benefit)	$846	21.0%	$2,152	35.0%
Tax-exempt interest and dividends-received deduction	(126)	(3.1)%	(336)	(5.5)%
Effect of graduated rates	—	—%	(35)	(0.6)%
Effect of uncertain tax position	2,688	66.7%	(1,011)	(16.4)%
Nondeductible costs to remediate tax compliance issue	(735)	(18.2)%	(997)	(16.2)%
CICA Ltd. Subpart F income	18,657	462.9%	—	—%
Other	(25)	(0.6)%	299	4.9%
Total income tax expense	$21,305	528.7%	$72	1.2%

A reconciliation of federal income tax expense above is computed by applying the federal income tax rate of 21% in 2018 and 35.0% in 2017 to income before federal income tax expense.

Income tax expense consists of:

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Current	$(45,736)	3,047
Deferred	67,041	(2,975)
Total income tax expense	$21,305	72

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2018
(Unaudited)

The components of deferred federal income taxes are as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Deferred tax assets:
Future policy benefit reserves	$20,307	78,372
Net operating and capital loss carryforwards	249	485
Accrued expenses	68	65
Investments	8,941	6,002
Other	347	276
Total gross deferred tax assets	$29,912	85,200
Deferred tax liabilities:
Deferred policy acquisition costs, cost of customer relationships acquired and intangible assets	$(33,859)	(25,518)
Unrealized gains on investments available-for-sale	(2,366)	(8,297)
Accrued policyholder dividends	(2)	(441)
Tax reserves transition liability	(3,883)	—
Other	(176)	(147)
Total gross deferred tax liabilities	(40,286)	(34,403)
Net deferred tax asset (liability)	$(10,374)	50,797

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2018
(Unaudited)

(10) Stock Compensation

In January 2018, the Company's Board of Directors approved awards of restricted stock units under the Citizens, Inc. Omnibus Incentive Plan for non-employee directors and the executive management team, with grant date fair values totaling $10,500 per director and $976,000 in total to the executive management team. The grant date was February 15, 2018 with a one-year vesting schedule for the directors and a two-year vesting schedule for the executive management team. Vesting of the units is subject to the recipient’s continued employment with the Company through the applicable vesting date. In addition, the Board also approved equity grants for 2018 not to exceed $1.2 million for other employees with a delegation to the CEO to determine the value to be awarded.

	Restricted Stock Units
	Units	Aggregate Fair Value (1)

Outstanding at January 1, 2018	—	$—
Granted	148,883	1,070,500
Less:
Vested	—	—
Forfeited	22,322	160,495
Outstanding at September 30, 2018	126,561	$910,005
(1) Fair value per share of restricted stock units on September 30, 2018 was equal to Grant Date fair value per share.

Restricted stock awards give the participant the right to receive common stock in the future, subject to certain restrictions and a risk of forfeiture. Compensation expense of $310,000 was recognized as of September 30, 2018 related to these awards.

(11) Related Party Transactions

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions.  A reinsurance assumption and novation transaction was completed effective July 1, 2018 between CICA and CICA Ltd. to transfer the international policies to the Bermuda entity. As part of this transaction, the Company has agreed to infuse capital into CICA as required by the Colorado Department of Insurance to keep CICA's risk-based capital above 350% in any future calendar year-end periods. There were no other changes related to these relationships during the nine months ended September 30, 2018.   See our Annual Report on Form 10-K for the year ended December 31, 2017 for a comprehensive discussion of related party transactions.

In the first nine months of 2018, CICA made a capital contribution to CNLIC of $450,000 and SPLIC made a capital contribution of $450,000 to MGLIC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

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

•	Changes in foreign and U.S. general economic, market, and political conditions, including the performance of financial markets and interest rates;

•	Changes in consumer behavior or regulatory oversight, which may affect our ability to sell our products and retain business;

•	The timely development of and acceptance of our new products and the perceived overall value of these products and services by existing and potential customers;

•	Fluctuations in experience regarding current mortality, morbidity, persistency and interest rates relative to expected amounts used in pricing our products;

•
The performance of our investment portfolio, which may be adversely affected by changes in interest rates, adverse developments and ratings of issuers whose debt securities we may hold, and other adverse macroeconomic events;

•	Results of litigation we may be involved in;

•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, our products or services;

•	Our concentration of business from persons residing in Latin America and the Pacific Rim;

•	Changes in tax laws;

•	Effects of acquisitions and restructuring, including possible difficulties in integrating and realizing the projected results of acquisitions;

•	Changes in statutory or U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), policies or practices;

•	Changes in leadership among our board and senior management team;

•	Our success at managing risks involved in the foregoing; and

•	The risk factors discussed in "Part II-Item 1A-Risk Factors" of this report.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

Such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

We make available, free of charge, through our Internet website (www.citizensinc.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 Reports filed by officers and directors, news releases, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission.  We are not including any of the information contained on our website as part of, or incorporating it by reference into, this report.

Overview

Citizens, Inc. (“Citizens” or the "Company") is an insurance holding company incorporated in Colorado serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we can achieve competitive advantages.  As of September 30, 2018, we had approximately $1.6 billion of total assets and approximately $4.4 billion of insurance inforce.  Our core insurance operations include issuing and servicing:

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

Strategic Initiatives

The Company's Board of Directors and new executive management team are continuing their assessment of the Company's domestic and international business models and business strategies with the assistance and support of external consultants and advisors.  Our strategic realignment of the Company's international business model is ongoing under the leadership of our CEO, Chief Legal Officer and Chief Marketing Officer.  Specifically, we are focused on (1) new products and our profitability in both the domestic and international markets of our Life Segment as well as our Homes Service Segment; (2) a potential restructuring of our international business and operations which may include withdrawals from certain markets; (3) a strategic modernization and upgrade from our legacy technology systems and IT operations with a focus on digitization, our future business needs and cyber risk; (4) effectively operating our international life insurance business offshore in Bermuda through CICA Ltd.; and (5) assessing and optimizing our investment portfolio strategy.

As a result of the Company’s strategic review of its international business model, the Company announced in April 2018 that it had decided to discontinue accepting life insurance applications from Brazilian residents or citizens. Although the financial impact of this change is uncertain, the Company does not currently anticipate the impact of withdrawal in this single market to be material since less than 6% of premiums and less than 1% of the Company’s inforce policies stem from applications underwritten on Brazilian residents or citizens as of December 31, 2017. The Company is continuing to assess the financial impacts of this change and has no further update as of September 30, 2018. The Company intends to continue fulfilling commitments under existing policies and to refocus its resources on other more attractive potential markets, products and opportunities.

In another step forward to execute our strategic initiatives, the Company recently completed a novation of all of the international policies issued by CICA to CICA Ltd., effective July 1, 2018. As previously disclosed, Bermuda was chosen for its strong regulatory environment and suitability with the Company's priorities to protect our customers. We expect to operate our international business

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

exclusively from this entity going forward. As the Company continues its strategic review, it may make further changes to its business model in the future.

As expected, the implementation of these international business model changes, while necessary for compliance and strategic reasons, is disrupting our international markets, resulting in declining initial policy applications and corresponding premiums in certain countries. The pace, extent and ultimate impact of these disruptions are not yet clear. The markets may stabilize over the long term after a period of transition, or the Company’s legacy business model may be undergoing a fundamental shift. We are actively monitoring quantitative changes in sales patterns as well as qualitative feedback from our independent sales consultants and policyholders to identify and analyze longer term business trends, while simultaneously exploring opportunities to mitigate negative impacts and put the Company on a path to profitable growth.

As a result of the Company’s strategic review of its technology systems, the Company has implemented technology improvements to support its ongoing operations and initiatives. During the third quarter of 2018, the Company completed the implementation of a new Oracle Enterprise Resource Planning ("ERP") application, which replaced several of the Company's back office legacy systems, such as the general ledger, accounts payable, cash management, and fixed asset systems. The introduction of this new ERP application and the related workflow changes resulted in certain changes to the Company’s financial reporting controls and procedures. These system changes were undertaken to standardize accounting systems, improve management reporting and consolidate accounting functions for the Company and its subsidiaries. In addition, the Company also implemented a new actuarial valuation and modeling system, GGY AXIS, as of July 1, 2018 for CICA and CICA Ltd. actuarial reporting to provide enhanced modeling capabilities. This implementation also resulted in changes to our financial reporting controls and procedures during the current period.

The following pages describe the operations of our two business segments:  Life Insurance and Home Service.  Revenues derived from any single customer did not exceed 10% of consolidated revenues in any of the last three years.

Current Financial Highlights

Financial highlights for the three and nine month periods ended September 30, 2018, compared to the same periods in 2017 were:

•
Insurance premiums totaling $47.4 million and $137.6 million for the three and nine month periods ended September 30, 2018, respectively, were down from $50.2 million and $143.4 million for the corresponding periods in 2017, a decrease of 5.6% and 4.0%, respectively, driven by declines in first year and renewal premiums in our Life segment.

•
Net investment income decreased 1.7% and increased 3.9% for the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The decrease for the three months ended September 30, 2018 is due to a decline in make-whole calls in the three months ended September 30, 2018 than we experienced in 2017 (which resulted in less net income from the make-whole premiums in 2018) while the increase for the nine months ended September 30, 2018 is due to a growing asset base from cash flows from our insurance operations.  The average yield on the consolidated portfolio as of the nine months ended September 30, 2018 was an annualized rate of 4.29% compared to 4.31% for the same period in 2017.

•
We recorded realized gains of $156,000 and losses of $232,000 for the three and nine months periods ended September 30, 2018, respectively, due to fair value changes related to equity securities still owned at September 30, 2018. In addition, we recorded realized losses of $551,000 and $776,000 for the three and nine month periods ended September 30, 2018 related to securities in an unrealized loss position which we do not intend to hold until recovery of value and a write-down on a single issuer. The Company recorded a gain of $1.1 million in the first quarter of 2017 on the sale of an office building in Little Rock, Arkansas.

•
Claims and surrenders expense increased 16.9% and 7.6% for the three and nine month periods ended September 30, 2018, respectively, compared to corresponding periods in 2017 due primarily to an increase in matured endowments in the life segment.

•
General expenses increased 71.0% and 24.7% for the three and nine month period ended September 30, 2018, respectively, compared to the corresponding periods in 2017, due primarily to increased audit related costs and $1.8 million of additional costs added to the 7702 tax liability in the three months ended September 30, 2018. We reported a decrease of expenses in the nine months ended September 30, 2018 totaling $3.6 million related to our 7702/72(s) tax compliance best estimate

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

liability from the estimate at year end 2017 amount as we continue to refine our estimates and prepare to submit offers to enter into closing agreements with the IRS related to these matters. We also have additional costs reported in the nine months ended September 30, 2018 from internal and external audit fees and higher permanent salaries related to executive officers hired in 2017. These higher expenses are offset partially by the 7702/72(s) items as noted.

•
Tax expense increased as our effective tax rate was 528.7% and 1.2% for the nine months ended September 30, 2018 and 2017, respectively.  CICA Ltd., a wholly owned subsidiary of Citizens, is considered a controlled foreign corporation for federal tax purposes and CICA Ltd.'s activity gives rise to taxable income in the U.S. as Sub Part F Income. As of September 30, 2018, the Subpart F income inclusion generated $18.7 million of federal income tax expense, which impacted the current tax rate. Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes, as well as impacts from our tax compliance issues and uncertain tax positions.  See Note 9 - Income Taxes in the consolidated financial statements for further discussion.

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

	Nine Months Ended September 30,
	2018			2017
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$169,392,236	2,797	$60,562	$219,592,550	3,988	$55,063
Home Service	134,494,004	19,054	7,059	141,400,866	20,795	6,800

The number of policies issued has decreased 29.9% and 8.4% for the life and home service segments for the nine months ended September 30, 2018, respectively, compared to the same periods in 2017. We believe that the decline in new business applications in our life segment is driven by several factors but primarily the political instability in Venezuela, uncertainty around the novation to Bermuda, ceasing sales in Brazil, and slower acceptance of the new product set that was repriced and submitted to the market beginning in 2017. While the number of policies issued has declined in the home service segment during 2018, the average face amount issued has increased, which results in overall premium income not declining at the same rate as policy issuances.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

Note:  All discussions below compare or state results for the three and nine month periods ended September 30, 2018 compared to the three and nine month periods ended September 30, 2017.

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

Revenues

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Revenues:
Premiums:
Life insurance	$45,898	48,644	133,058	138,603
Accident and health insurance	323	360	915	1,033
Property insurance	1,208	1,243	3,615	3,731
Net investment income	13,587	13,828	41,169	39,640
Realized investment gains (losses), net	(498)	(404)	(1,251)	742
Other income	643	660	930	1,015
Total revenues	$61,161	64,331	178,436	184,764

Premium Income.  Premium income derived from life, accident and health, and property insurance sales decreased 5.6% and 4.0% for the three and nine month periods ended September 30, 2018, respectively. compared to the same periods in 2017. The decrease is driven primarily by a decrease in first year and renewal premiums in our Life Segment. See the detail distribution of premiums within Segment Operations discussion below.

Net Investment Income. Net investment income performance is summarized as follows.

	September 30,	December 31,	September 30,
	2018	2017	2017
	(In thousands, except for %)
Net investment income, annualized	$54,892	53,146	52,853
Average invested assets, at amortized cost	1,280,592	1,233,580	1,225,187
Annualized yield on average invested assets	4.29%	4.31%	4.31%

The annualized yield has decreased during the third quarter of 2018 compared to the same periods in 2017 due to the decrease in investment income as make-whole calls declined compared to prior year. These calls resulted in $427,000 of additional net income in 2017 compared to $141,000 in 2018. A make-whole call provision in the bond instruments allows the borrower to pay off the debt early and this option was elected by borrowers on some of our bond issues as noted.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

Investment income from debt securities accounted for approximately 86.9% of total investment income for the nine months ended September 30, 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Gross investment income:
Fixed maturity securities	$11,792	12,466	36,773	35,879
Equity securities	143	154	471	521
Mortgage loans	3	3	9	8
Policy loans	1,544	1,454	4,600	4,242
Long-term investments	3	—	3	66
Other investment income	380	20	470	44
Total investment income	13,865	14,097	42,326	40,760
Investment expenses	(278)	(269)	(1,157)	(1,120)
Net investment income	$13,587	13,828	41,169	39,640

Fixed maturity securities accounted for the majority of the increase in investment income and the decrease in consolidated investment yield from 4.31% at December 31, 2017 to 4.29% at September 30, 2018. We noted a decrease in income from our fixed maturity securities which was mainly due to the decline in the level of make-whole calls we had experienced in 2017. This decreased investment income by approximately $400,000 and $300,000 for the three and nine months ended September 30, 2018, respectively, compared to the corresponding periods in 2017. During the quarter, we held a higher amount of assets in cash equivalents as part of the novation settlement accounting for approximately $20.0 million which decreased the investment income for the current quarter related to fixed maturity securities. These funds have been reinvested into fixed maturities subsequent to September 30, 2018. In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase in investment income.

Realized Investment Gains (Losses), Net.  Realized net losses in the three and nine months ended September 30, 2018 were related to realized losses on equity securities adjustments to fair value of $231,000 for the nine months ended September 30, 2018. Losses were recorded totaling $551,000 and $776,000 in the three and nine months ended September 30, 2018 due to recording losses on securities that we do not intend to hold until recovery in value and one bond issuer impairment due to credit concerns. A realized gain was recorded for the nine month period ended September 30, 2017 resulting from a $1.1 million gain on the sale of an office building in Little Rock, Arkansas. One other-than-temporary impairment was recorded on a common stock equity security in 2017 of $17,000.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

Benefits and Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$25,076	21,454	66,844	62,130
Increase in future policy benefit reserves	1,653	19,597	32,816	51,953
Policyholders' dividends	1,595	1,613	4,516	4,418
Total insurance benefits paid or provided	28,324	42,664	104,176	118,501
Commissions	8,656	10,801	26,284	30,620
Other general expenses	12,402	7,254	33,375	26,765
Capitalization of deferred policy acquisition costs	(5,561)	(7,756)	(17,164)	(21,540)
Amortization of deferred policy acquisition costs	11,412	7,623	26,218	22,640
Amortization of cost of customer relationships acquired	366	635	1,517	1,629
Total benefits and expenses	$55,599	61,221	174,406	178,615

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Death claims	$6,031	6,128	17,742	17,441
Surrender benefits	11,078	9,448	29,612	27,933
Endowments	3,313	3,969	9,819	11,148
Matured endowments	3,251	654	5,881	1,888
Property claims	482	373	1,296	1,373
Accident and health benefits	140	108	254	196
Other policy benefits	781	774	2,240	2,151
Total claims and surrenders	$25,076	21,454	66,844	62,130

•
Death claims decreased 1.6% and increased 1.7% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Mortality experience is closely monitored by the Company and the activity is within expected levels.

•
Surrenders increased 17.3% and 6.0% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017 primarily due to activity in the life insurance segment. We noted increased surrender activity in Colombia and Taiwan for the quarter ended September 30, 2018, compared to 2017, and we continue to see high levels of surrenders in policies that have been in force for over fifteen years and no longer have surrender charges associated with them. The Company has historically noted a shock lapse after a policy has been inforce for fifteen years and is at its fifteenth year duration.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

•
Matured endowments increased 397.1% and 211.5% for the three and nine months ended September 30, 2018, respectively, as a large portion of our endowment contracts reached maturity under those contracts in the current periods. This increase has been anticipated based upon the date of when our policy endowment contracts were sold and their expected endowment maturities as set forth in the contracts.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves decreased 91.6% and 36.8% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, primarily due to the conversion to the new actuarial valuation system, AXIS, in the current quarter that resulted in a decrease in reserves of $11.9 million for the three and nine months ended September 30, 2018.

Policyholders' Dividends.  Policyholders' dividends decreased slightly for the three months ended September 30, 2018 and increased slightly for the nine months ended September 30, 2018, compared to prior periods.

Commissions. Commission expense for the three and nine months ended September 30, 2018 fluctuated directly in relation to the decrease in first year and renewal premiums compared to premium levels for the three and nine months ended September 30, 2017.
Other General Expenses. Expenses increased for the three and nine months ended September 30, 2018. We had additional costs from internal and external audit fees related to the 2017 audit that were incurred in 2018 and $0.8 million and $2.6 million of higher permanent salaries and bonuses related to executive officers for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The Company also incurred additional expenses related to the ongoing technology improvements of $0.7 million and $1.3 million for the three and nine months ended September 30, 2018, respectively. We recorded a decrease of $3.6 million related to our 7702/72(s) tax compliance best estimate liability for the nine months ended September 30, 2018, as we continue to refine our calculations and prepare to submit offers to enter into closing agreements with the IRS related to these matters. These higher expenses are offset partially by the 7702/72(s) items as noted.

Capitalized and Amortized Deferred Policy Acquisition Costs.  Costs capitalized include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  Capitalized costs decrease for the three and nine months ended September 30, 2018, compared to the same period in 2017 as we experienced a decline in first year premium production in the current period, which decreased capitalized amounts.  Commissions paid on renewal premiums are significantly lower than those paid on first year business.

The significant increase in amortization resulted from the AXIS actuarial system conversion in the current quarter, which impacted amortization by $3.7 million for the three and nine months ended September 30, 2018, compared to the same period in 2017. Amortization of deferred policy acquisition costs is also impacted by persistency and may fluctuate from year to year.

Federal Income Tax. The effective tax rate was 528.7% and 1.2% for the nine months ended September 30, 2018 and 2017, respectively. Subsequent to the novation, the insurance activity of CICA Ltd. is subject to Subpart F of the IRC and is included in Citizens’ taxable income. As of September 30, 2018, the Subpart F income inclusion generated $18.7 million of federal income tax expense and this amount is largely driven by the impact of the novation transaction. Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes, as well as impacts from our tax compliance issues and uncertain tax positions.  See Note 9 - Income Taxes in the consolidated financial statements for further discussion.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Segments:	(In thousands)
Life Insurance	$6,973	3,983	11,594	7,582
Home Service Insurance	(352)	(365)	(3,146)	496
Total segments	6,621	3,618	8,448	8,078
Other Non-Insurance enterprises	(1,059)	(508)	(4,418)	(1,929)
Income before income tax expense	$5,562	3,110	4,030	6,149

Life Insurance

Our Life Insurance segment issues ordinary whole life insurance in the U.S. and in U.S. Dollar-denominated amounts to foreign residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and can utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations.  Additionally, endowment contracts are issued by the Company, which are principally accumulation contracts that incorporate an element of life insurance protection.  For the majority of our business, we retain the first $100,000 of risk on any one life, reinsuring the remainder of the risk.  Historically we have operated this segment through our CICA and CNLIC insurance subsidiaries. Since, July 1, 2018, we have operated the novated international business in this segment through CICA Ltd.

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
September 30, 2018

International Products

We offer several ordinary whole life insurance and endowment products designed to meet the needs of our non-U.S. policyowners.  These policies have been structured to provide:

•	U.S. Dollar-denominated cash values that accumulate, beginning in the first policy year, to a policyholder during his or her lifetime;

•	premium rates that are competitive with or better than most foreign local companies;

•	a hedge against local currency inflation;

•	protection against devaluation of foreign currency;

•	capital investment in a more secure economic environment (i.e., the U.S.); and

•	lifetime income guarantees for an insured or for surviving beneficiaries.

Our international products have living benefit features. Most policies contain guaranteed cash values and are participating (i.e., provides for cash dividends as apportioned by the board of directors).  Once a policyowner pays the annual premium and the policy is issued, the owner becomes entitled to policy cash dividends as well as annual premium benefits, if the annual premium benefit was elected.  According to the policy language, the policyowner has several options with regard to the policy dividends and annual premium benefits. Any annual policy cash dividend may, at the option of the policyowner and provided the value of a dividend is not encumbered by a policy loan, be applied under one of the following options: (1) paid in cash to the policy owner; (2) credited toward payment of premiums on the policy; (3) left with the Company to accumulate at a defined interest rate; (4) applied to increase the amount of insurance benefit by purchase of paid-up additions to the policy; or (5) be assigned to a third party. If the policy is encumbered by a loan, only option 3 will apply to secure the outstanding loan. Similarly, all annual premium benefits credited to the policy may at the option of the policyowner, and provided the policy is not encumbered by a policy loan, be applied under one of the following options: (1) paid in cash to the policy owner; (2) credited toward payment of premiums on the policy; (3) left with the Company to accumulate at an annually company declared interest rate; or (4) be assigned to a third party. Likewise, if the policy is encumbered by a loan, only option (3) will apply to secure the outstanding loan. Under the “assigned to a third party” provision, the Company has historically allowed policyowners, after receiving a copy of the Citizens, Inc. Stock Investment Plan (the “CISIP”) prospectus and acknowledging their understanding of the risks of investing in Citizens Class A common stock, the right to assign policy values outside of the policy to the CISIP, which is administered in the United States by Computershare, Trust Company, N.A., our plan administrator and an affiliate of Computershare Inc., our transfer agent. The CISIP is a direct stock purchase plan available to policyowners, shareholders, our employees and directors, independent consultants, and other potential investors through the Computershare website. The Company has registered the shares of Class A common stock issuable to participants under the CISIP on a registration statement under the Securities Act of 1933, as amended (the "Securities Act") that is on file with the Securities and Exchange Commission. Computershare administers the CISIP in accordance with the terms and conditions of the CISIP, which is available on the Computershare website and as part of the Company’s registration statement on file with the Securities and Exchange Commission.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Country
Colombia	$6,990	7,390	20,016	20,635
Venezuela	6,420	6,744	18,574	20,602
Taiwan	4,282	4,408	13,161	13,673
Ecuador	3,770	4,359	11,232	12,104
Argentina	2,556	3,216	7,135	7,772
Other Non-U.S.	10,934	11,222	29,954	29,988
Total	$34,952	37,339	100,072	104,774

We reported declines in premiums during the three and nine months ended September 30, 2018 and continue to monitor key indicators in these markets for signs of weakening sales. This business is dependent on our clients having access to U.S. dollars. Our international business may also be affected by our ongoing strategic review of our business model and by economic or other events in foreign countries in which our policies are marketed. In April 2018, in connection with our review of our international business model, we discontinued accepting life insurance applications from Brazilian citizens or residents. Brazil had been one of our top 5 premium-producing countries in our international life insurance business for the past several years. In addition, as shown above, direct premiums from Venezuela have declined as Venezuela continues to experience widespread public demonstrations against crime, corruption and soaring inflation, and we expect that overall premiums from Venezuela will continue to decline if the deteriorating political and economic environment continues to adversely impact our ability to make sales and collect premiums. Our international business and premium collections also could be impacted by our inability to comply with current or future foreign laws or regulations applicable to the Company or our independent consultants in the countries from which we accept applications as well as by marketing or operational changes made by the Company to comply with those laws or regulations. See "Item 1A. Risk Factors" for additional information.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

Domestic Sales

The majority of our domestic inforce business results from blocks of business of insurance companies we have acquired over the past 20 years.  We discontinued new sales of our non-home service domestic products beginning January 1, 2017.

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
State
Texas	$399	529	1,217	1,501
Indiana	295	289	882	923
Florida	186	241	504	502
Missouri	80	87	288	306
Louisiana	71	63	193	192
Other States	422	513	1,377	1,555
Total	$1,453	1,722	4,461	4,979

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

The results of operations for the life insurance segment for the periods indicated are as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
Premiums	$35,784	38,472	102,537	107,995
Net investment income	10,062	10,051	30,331	28,678
Realized investment losses, net	(475)	(355)	(684)	(419)
Other income	643	561	931	856
Total revenue	46,014	48,729	133,115	137,110
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	19,212	15,700	49,522	45,218
Increase in future policy benefit reserves	544	18,045	29,509	47,818
Policyholders' dividends	1,581	1,602	4,483	4,387
Total insurance benefits paid or provided	21,337	35,347	83,514	97,423
Commissions	4,712	6,892	14,717	18,765
Other general expenses	6,583	2,200	12,607	10,399
Capitalization of deferred policy acquisition costs	(3,873)	(6,242)	(12,663)	(16,843)
Amortization of deferred policy acquisition costs	10,132	6,431	22,912	19,350
Amortization of cost of customer relationships acquired	150	118	434	434
Total benefits and expenses	39,041	44,746	121,521	129,528
Income before income tax expense	$6,973	3,983	11,594	7,582

Premiums.  Premium revenues decreased 7.0% and 5.1% for the three and nine months ended September 30, 2018, compared to the same periods in 2017 due primarily to a decrease in both first year and renewal international business. First year premium revenues have declined for the three and nine months ended September 30, 2018, primarily as a result of the decrease in applications received from Venezuela and several other countries to a lesser extent, as noted previously. We believe that our decline in new business is driven by several factors, including primarily the political instability in Venezuela, uncertainty around the novation to Bermuda, ceasing sales in Brazil, and slower acceptance of the new product set that was repriced and submitted to the market beginning in 2017. Sales internationally have continued to be driven by our endowment to age sixty-five and the twenty-year endowment products which have been the top performers in the last several years.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

Life insurance premium breakout is detailed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Premiums:
First year	$2,566	4,800	8,340	12,815
Renewal	33,218	33,672	94,197	95,180
Total premiums	$35,784	38,472	102,537	107,995

Net Investment Income.  Net investment income increased primarily due to the growth in average invested assets.

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2018	2017	2017
	(In thousands, except for %)
Net investment income, annualized	$40,439	38,578	38,228
Average invested assets, at amortized cost	945,241	890,705	882,034
Annualized yield on average invested assets	4.28%	4.33%	4.33%

The annualized yield has decreased in the current period of 2018 due to the decrease in investment income as make-whole calls declined in 2018 compared to 2017. These calls resulted in $427,000 of additional net income in 2017 compared to $15,000 in 2018. A make-whole call provision in the bond instruments allows the borrower to pay off the debt early and this option was elected by borrowers on some of our bond issues as noted.

Realized Investment Losses, Net. Realized losses of $389,000 were recorded for the three months ended September 30, 2018 due to recognition of losses on securities we do not intend to hold until recovery and an additional impairment of one single issuer recorded in the first nine months of 2018. Realized investment gains were recorded for the three and nine month period ended September 30, 2018 due to equity securities fair value adjustments for the three and nine months totaling $34,000 and $25,000, respectively.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Death claims	$1,619	1,755	4,434	4,576
Surrender benefits	10,307	8,611	27,387	25,721
Endowment benefits	3,309	3,963	9,809	11,129
Matured endowments	3,114	531	5,481	1,487
Accident and health benefits	86	70	183	167
Other policy benefits	777	770	2,228	2,138
Total claims and surrenders	$19,212	15,700	49,522	45,218

•
Death claims expense was favorable for the three and nine months ended September 30, 2018 compared with the same periods in 2017. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
Surrenders increased for the three and nine month periods ended September 30, 2018 by19.7% and 6.5%, respectively, compared to the same periods in 2017. The majority of policy surrender benefits paid is attributable to our international business and is in the later durations after the surrender charges are reduced or for periods in which the surrender charges have concluded. This is due to a maturing book of business.

•
Endowment benefit expense primarily results from the election by policyholders of a product feature providing an annual guaranteed benefit.  This is a fixed benefit over the life of the contract, thus this expense will vary with new sales and persistency of the business.

•
Matured endowments increased 486.4% and 268.6% for the three and nine month periods ended September 30, 2018, respectively, compared to the same periods in 2017, as a large number of our endowment contracts reached maturity in the current periods. We anticipate this trend will continue as endowments products sold reach their stated maturities.

•	Other policy benefits resulted primarily from interest paid on premium deposits and policy benefit accumulations.

Increase in Future Policy Benefit Reserves.   The change in policy benefit reserves decreased for the three and nine months ended September 30, 2018 compared to the same periods in 2017, primarily as a result of the AXIS valuation reserve system conversion in the current quarter which reduced reserves by $11.9 million and was also impacted by the new premium income decline and increased surrender and maturity activity noted above.

Policyholders' Dividends. Policyholders' dividends were comparable for both the three and nine months ended September 30, 2018, and September 30, 2017, as we adjusted our dividend rates for later durations in our policies beginning in 2016.

Commissions.  Commission expense decreased for the three and nine months ended September 30, 2018, compared to the same periods in 2017.  This expense fluctuates directly with new premium revenues as commission rates paid are higher on first year premium sales, which were down for the three and nine months ended September 30, 2018, compared to the same periods in 2017.  Renewal premiums for the three and nine months, for which we pay commissions at lower rates, also decreased from the prior year.

Other General Expenses.   Expenses increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017. The increase for the three months ended September 30, 2018 primarily relates to increased costs related to the novation transaction support plus an additional $1.9 million of 7702 tax compliance estimated costs while we recorded a decrease of $1.6 million of 7702 tax compliance costs for the same period in 2017. We also reported a decrease in the nine months ended September 30, 2018 of $4.3 million related to our 7702/72(s) tax compliance best estimate liability from year-end 2017. Our best estimate liability is adjusted each quarter as we refine our calculations in preparation for submitting offers to enter into closing

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

agreements with the IRS. In addition, we incurred higher costs from internal and external audit fees related to the 2017 audit, higher permanent salaries and bonuses related to executive officers, and technology improvements for the three and nine months ended September 30, 2018.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs fluctuate in direct relation to commissions, decreasing for the three and nine months ended September 30, 2018, based upon first year and renewal premiums and commissions paid compared to the same periods in 2017.

Amortization of Deferred Policy Acquisition Costs.  The significant increase in amortization resulted from the AXIS actuarial system conversion in the current quarter impacting amortization by $3.7 million for the three and nine months ended September 30, 2018, compared to the same period in 2017. Amortization for the three and nine months ended September 30, 2018 also increased compared to the same periods in 2017 as surrender activity was higher. As previously noted, persistency is monitored closely by the Company.

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
State
Louisiana	$10,679	10,774	32,098	32,160
Mississippi	527	591	1,618	1,854
Arkansas	413	387	1,272	1,299
Other States	230	236	684	680
Total	$11,849	11,988	35,672	35,993

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

The results of operations for the home service insurance segment for the periods indicated are as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
Premiums	$11,645	11,775	35,051	35,372
Net investment income	3,276	3,355	9,894	9,864
Realized investment gains (losses), net	(32)	(49)	(535)	1,161
Other income (loss)	—	—	(1)	2
Total revenue	14,889	15,081	44,409	46,399
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,864	5,754	17,322	16,912
Increase in future policy benefit reserves	1,109	1,552	3,307	4,135
Policyholders' dividends	14	11	33	31
Total insurance benefits paid or provided	6,987	7,317	20,662	21,078
Commissions	3,944	3,909	11,567	11,855
Other general expenses	4,502	4,025	15,438	13,182
Capitalization of deferred policy acquisition costs	(1,688)	(1,514)	(4,501)	(4,697)
Amortization of deferred policy acquisition costs	1,280	1,192	3,306	3,290
Amortization of cost of customer relationships acquired	216	517	1,083	1,195
Total benefits and expenses	15,241	15,446	47,555	45,903
Income (loss) before income tax expense	$(352)	(365)	(3,146)	496

Premiums.  Premiums were down slightly for the three and nine month periods ended September 30, 2018, compared to the same periods in 2017.

Net Investment Income.  Net investment income for our home service insurance segment was as follows.

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2018	2017	2017
	(In thousands, except for %)
Net investment income, annualized	$13,189	13,132	13,149
Average invested assets, at amortized cost	288,723	289,634	289,928
Annualized yield on average invested assets	4.57%	4.53%	4.54%

Realized Investment Gains (Losses), Net.  Realized net losses for the three and nine month period ended September 30, 2018 were due to equity securities fair value adjustments for the three and nine months of gains totaling $91,000 and losses totaling $249,000, respectively. In addition, losses were recorded of $138,000 related to securities that we do not intend to hold until a recovery in

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

values and an additional impairment on one bond issuer totaling $75,000 recorded in the first nine months of 2018. A realized gain was recorded for the nine month period in 2017 of $1.1 million related to the sale of an office building in Little Rock, Arkansas.

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Death claims	$4,412	4,373	13,308	12,865
Surrender benefits	771	837	2,225	2,212
Endowment benefits	4	6	10	19
Matured endowments	137	123	400	401
Property claims	482	373	1,296	1,373
Accident and health benefits	54	38	71	29
Other policy benefits	4	4	12	13
Total claims and surrenders	$5,864	5,754	17,322	16,912

•
Death claims expense fluctuates based upon reported claims. We experienced small increase in reported claims in the three and nine months ended September 30, 2018 compared to the same periods in 2017. Mortality experience is closely monitored by the Company as a key performance indicator and amounts were within expected levels.

•	Surrender benefits decreased for the three months ended September 30, 2018 and increased slightly for the nine months ended September 30, 2018 compared to the same periods in 2017.

•
Property claims increased for the three months ended September 30, 2018, but decreased for the nine months ended September 30, 2018 as we experienced weather-related claims in 2018 but year to date experience was favorable for the nine months compared to the same periods in 2017.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves for the three and nine months ended September 30, 2018, was consistent with sales activity compared to the same periods in 2017.

Commissions.  Commission expense increased for the three months ended September 30, 2018 and decreased for the nine months ended September 30, 2018, compared to the same periods in 2017, consistent with premium collections.

Other General Expenses.  Expenses are allocated by segment based upon an annual expense study performed by the Company. Expenses increased for the three and nine months ended September 30, 2018, compared to the same periods in 2017, due to higher costs from internal and external audit fees related to the 2017 audit that were incurred in 2018, higher permanent salaries and bonuses related to executive officers, and technology improvements. For the nine months ended September 30, 2018, the Company also reported an increase of $0.7 million related to the 7702 tax compliance issue. Our best estimate liability is adjusted each quarter as we refine our calculations in preparation for submitting offers to enter into closing agreements with the IRS.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs increased for the three months ended September 30, 2018 and decreased for the nine months ended September 30, 2018, based upon assumption refinements implemented for policies issued in 2018 resulting in an increase in capitalized amounts of $127,000.  DAC capitalization is directly correlated to fluctuations in new business and commissions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three and nine months ended September 30, 2018 increased slightly compared to the corresponding periods in 2017 due to the assumption changes made in the current quarter related to 2018 business.

Amortization of Cost of Customer Relationships Acquired. Amortization decreased, mainly due to an annual review and true up in the three months ended September 30, 2018 resulting in lowering amortization by approximately $100,000.

Other Non-Insurance Enterprises

This represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP. The loss reported for the three and nine months of 2018 and 2017 is typical since the elimination of intercompany revenue is its primary source of revenue and increased as overall expense levels are higher.

Investments

The administration of our investment portfolios is handled by our management and a third party investment manager, pursuant to board-approved investment guidelines, with all trading activity approved by a committee of each entity's respective boards of directors.  The guidelines used require that fixed maturities, both government and corporate, are investment grade and comprise a majority of the investment portfolio.  State insurance statutes prescribe the quality and percentage of the various types of investments that may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, mortgage loans and real estate within certain specified percentages.  The assets are intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for our insurance company subsidiaries to meet their respective policyholder obligations.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested cash, cash equivalents and investments.

	September 30, 2018		December 31, 2017
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Marketable debt securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$15,339	1.1	$16,304	1.2
States and political subdivisions	740,930	54.1	780,557	57.7
Corporate	409,132	29.8	409,610	30.3
Mortgage-backed (1)	34,636	2.5	1,978	0.1
Foreign governments	117	—	121	—
Total fixed maturity securities	1,200,154	87.5	1,208,570	89.3
Cash and cash equivalents	68,753	5.0	46,064	3.4
Other investments:
Policy loans	79,012	5.9	73,735	5.5
Equity securities	15,529	1.1	16,164	1.2
Mortgage loans	188	—	195	—
Real estate held for investment	5,743	0.4	7,416	0.6
Real estate held for sale	1,483	0.1	—	—
Other long-term investments	22	—	36	—
Total cash, cash equivalents and investments	$1,370,884	100.0	$1,352,180	100.0
(1) Includes $34.4 million and $1.8 million of U.S. Government-sponsored enterprises at September 30, 2018 and December 31, 2017, respectively.

Cash and cash equivalents increased as of September 30, 2018 as we held cash equivalents in anticipation of the novation transaction and cash true up between entities.

As part of the novation transaction between CICA and CICA Ltd., we transferred approximately $746.5 million of fixed maturity securities and $20.3 million of cash. We have reclassified 100% of our fixed maturity holdings that were previously classified as held-to-maturity to available-for-sale based upon our intent and investment strategy as of September 30, 2018.

Held-to-maturity securities held are reported in the consolidated financial statements at amortized cost and available-for-sale securities are reported at fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$90,245	7.5	$93,911	7.8
AA	486,176	40.5	488,675	40.4
A	301,646	25.2	325,476	27.0
BBB	286,996	23.9	266,461	22.0
BB and other	35,091	2.9	34,047	2.8
Totals	$1,200,154	100.0	$1,208,570	100.0

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

The Company has no direct sovereign European debt exposure as of September 30, 2018.  We do have indirect exposure in one bond mutual fund holding, but the amount is deemed immaterial to the current investment holdings and consolidated financials.

As of September 30, 2018, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipal securities shown including third party guarantees

	September 30, 2018
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$57,538	57,448	30,451	30,482	—	—	87,989	87,930	11.9
AA	156,110	156,032	250,236	250,129	24,565	24,492	430,911	430,653	58.2
A	29,587	29,885	147,653	147,077	10,775	10,446	188,015	187,408	25.3
BBB	7,145	7,289	15,306	15,251	1,923	1,939	24,374	24,479	3.3
BB and other	4,127	4,227	5,514	5,636	—	—	9,641	9,863	1.3
Total	$254,507	254,881	449,160	448,575	37,263	36,877	740,930	740,333	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

Municipal securities shown excluding third party guarantees

	September 30, 2018
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$23,337	23,368	10,260	10,300	—	—	33,597	33,668	4.5
AA	130,520	130,543	173,527	173,483	16,100	15,963	320,147	319,989	43.3
A	54,117	54,346	179,640	179,025	13,406	13,137	247,163	246,508	33.3
BBB	12,482	12,677	36,473	36,387	—	—	48,955	49,064	6.6
BB and other	34,051	33,947	49,260	49,380	7,757	7,777	91,068	91,104	12.3
Total	$254,507	254,881	449,160	448,575	37,263	36,877	740,930	740,333	100.0

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as noted in the table below.

	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)
Utilities	$154,206	153,612	20.8%
Education	109,277	108,875	14.8%
General Obligations	78,550	78,664	10.6%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

The Company's exposure of municipal holdings is spread across many states, with Texas and Florida as the two states with the largest municipal holdings as of September 30, 2018. The Company holds 22.0% of its municipal security holdings in Texas issuers and 12.3% in Florida issuers based on fair value. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of September 30, 2018. The tables below represent the exposure the Company holds in these two states.

	September 30, 2018
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Texas securities including third party guarantees
AAA	$55,551	55,455	14,509	14,495	—	—	70,060	69,950
AA	43,189	43,218	28,403	28,326	—	—	71,592	71,544
A	—	—	12,642	12,665	—	—	12,642	12,665
BBB	—	—	6,695	6,607	—	—	6,695	6,607
BB and other	738	741	1,346	1,455	—	—	2,084	2,196
Total	$99,478	99,414	63,595	63,548	—	—	163,073	162,962
Texas securities excluding third party guarantees
AAA	$21,885	21,918	950	956	—	—	22,835	22,874
AA	60,947	60,821	26,592	26,489	—	—	87,539	87,310
A	13,677	13,738	19,545	19,548	—	—	33,222	33,286
BBB	1,184	1,192	9,819	9,728	—	—	11,003	10,920
BB and other	1,785	1,745	6,689	6,827	—	—	8,474	8,572
Total	$99,478	99,414	63,595	63,548	—	—	163,073	162,962

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

	September 30, 2018
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Florida securities including third party guarantees
AAA	$509	505	3,541	3,546	—	—	4,050	4,051
AA	—	—	57,617	57,649	5,114	5,159	62,731	62,808
A	—	—	13,548	13,570	10,555	10,221	24,103	23,791
BBB	—	—	—	—	—	—	—	—
BB and other	—	—	—	—	—	—	—	—
Total	$509	505	74,706	74,765	15,669	15,380	90,884	90,650

Florida securities excluding third party guarantees
AAA	$509	505	—	—	—	—	509	505
AA	—	—	45,054	45,111	3,600	3,625	48,654	48,736
A	—	—	23,659	23,630	10,555	10,221	34,214	33,851
BBB	—	—	1,739	1,756	—	—	1,739	1,756
BB and other	—	—	4,254	4,268	1,514	1,534	5,768	5,802
Total	$509	505	74,706	74,765	15,669	15,380	90,884	90,650

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

There were $551,000 other-than-temporary impairments recorded for the three months ended September 30, 2018 related to securities that we do not intend to hold until recovery of value and no impairments recorded for the same period in 2017. In addition, the Company recognized other-than-temporary impairments of $776,000 during the nine months ended September 30, 2018 and $17,000 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.

Liquidity requirements of the Company are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments to provide cash flow and did not do so during the first nine months of 2018.  Our investments as of September 30, 2018, consist of 92.2% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations historically have been sufficient to meet current needs.  Cash flows from operating activities were $65.2 million and $68.9 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investing activities totaled $42.4 million and $61.6 million for the nine months ended September 30, 2018 and

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

September 30, 2017, respectively. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

In 2015, we determined that a portion of the life insurance and annuity policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. As of September 30, 2018, we have established a liability of $8.9 million for probable liabilities and expenses associated with this tax compliance matter, which represents management’s estimate and we have disclosed an estimated range related to probable liabilities and expenses of $4.5 million to $52.5 million. This estimate and range includes projected toll charges, withholding and fees payable to the IRS, as well as any other costs attributed to remediation of non-compliant domestic life insurance. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of taxable benefits under non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and could exceed the high end of our estimated range of liabilities and expenses.

In May 2017, we submitted an offer under Revenue Procedure 2008-40 to enter into closing agreements with the IRS covering certain CICA and CNLIC domestic life insurance contracts.  A voluntary, taxpayer-initiated closing agreement under this IRS revenue procedure generally addresses situations where a taxpayer has inadvertently failed to meet the requirements in Section 7702 of the IRC, which defines life insurance for federal tax purposes. A voluntary closing agreement allows taxpayers to come forward to the IRS with self-identified violations or deficiencies and work with the IRS towards a mutual resolution to correct the violations or deficiencies. The consideration offered by CICA and CNLIC under the proposed closing agreements totaled approximately $124,000 and $4,000, respectively.  The consideration that will be required under the final closing agreements could be different and will depend on how the IRS responds to the closing agreements offer. We expect to file other offers for additional closing agreements with the IRS for the SPLIC and MGLIC life insurance businesses in 2019. In addition, we have initiated discussions with the IRS to address potential liabilities regarding the CICA international life insurance business and our annuity business.

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

CICA Ltd. is subject to the regulatory capital requirements of the BMA. We may need to provide funding to CICA Ltd. to assist it to respond to, or comply with, any changes in the capital requirements that the BMA may require. For risks related to regulation by the BMA, see Part II, Item 1.A - Risk Factor - “CICA Ltd. is subject to extensive government regulation by the Bermuda Monetary Authority (“BMA”), which is a new regulatory regime for the Company.  Regulation by the BMA, is subject to change and may increase our costs of doing business, restrict the conduct of our business and negatively impact our results of operations, liquidity and financial condition.”

All insurance subsidiaries were above the RBC minimums at September 30, 2018.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

Contractual Obligations and Off-balance Sheet Arrangements

There have been no material changes in contractual obligations from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  The Company does not have off-balance sheet arrangements at September 30, 2018.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

Parent Company Liquidity and Capital Resources

Citizens is a holding company and has had minimal operations of its own.  Its assets consist primarily of the capital stock of its subsidiaries, cash, fixed income securities, mutual funds and investment real estate.  Accordingly, Citizens' cash flows depend upon the availability of statutorily permissible payments, primarily payments under management agreements from its primary life insurance subsidiaries - CICA Ltd., CICA and SPLIC.  The ability to make payments is limited by applicable laws and regulations of Colorado, CICA's state of domicile, Bermuda, CICA Ltd.’s country of domicile, and Louisiana, SPLIC's state of domicile, which subject insurance operations to significant regulatory restrictions.  These laws and regulations require, among other things, that these insurance subsidiaries maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company.  Citizens historically has not relied upon dividends from subsidiaries for its cash flow needs.  However, CICA and SPLIC do dividend available funds from time to time in relation to new acquisition target strategies.

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2018 and September 30, 2017. We believe that the accounting policies set forth in the Notes to our consolidated financial statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

The following table summarizes net unrealized gains and losses as of the dates indicated.

	September 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Net Unrealized Gains	Amortized Cost	Fair Value	Net Unrealized Gains
	(In thousands)
Fixed maturities, available-for-sale	$1,193,211	1,200,154	6,943	935,977	974,609	38,632
Fixed maturities, held-to-maturity	—	—	—	233,961	241,377	7,416
Total fixed maturities	$1,193,211	1,200,154	6,943	1,169,938	1,215,986	46,048
Total equity securities	$14,916	15,529	613	15,289	16,164	875

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 92.2% of our investment portfolio based on carrying value as of September 30, 2018.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturity investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of September 30, 2018 were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond increased to 3.05% during the nine months ended September 30, 2018, from 2.40% at December 31, 2017.  Net unrealized gains on fixed maturity securities totaled $6.9 million at September 30, 2018, compared to $46.0 million at December 31, 2017.

The fixed maturity portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments classified as trading instruments.  All of the Company's fixed maturities were held in available-for-sale at September 30, 2018.  At September 30, 2018 and December 31, 2017, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 1.2% of our total investments based upon carrying value at September 30, 2018, with 98.5% invested in diversified equity and bond mutual funds.  We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

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

Our management, including our principal executive officer, principal financial officer, principal accounting officer and principal operating officer, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2018. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting that were reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”), which remain unremediated as of September 30, 2018.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as discussed below, during the three months ended September 30, 2018, there were no changes in the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended September 30, 2018, we completed the implementation of a new Oracle Enterprise Resource Planning application, which has replaced several of our back office legacy systems, such as the general ledger, accounts payable, cash management, and fixed asset systems. In addition, we also implemented a new actuarial valuation and modeling system, GGY AXIS, for the life and annuity insurance products of CICA and CICA Ltd. As a result of these implementations, we have experienced certain changes to our processes and procedures which, in turn, resulted in changes to our internal control over financial reporting related to reports and review of information used in our reporting from new sources. Management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of Oracle Enterprise Resource Planning application and GGY AXIS Valuation and Modeling system, see Part II, Item 1A-Risk Factors-“Our failure to maintain effective information systems could adversely affect our business” in this Form 10-Q.

STATUS OF REMEDIATION OF MATERIAL WEAKNESSES

While we have made progress on strengthening our internal controls relative to the previously identified material weaknesses, material weaknesses continue to exist. Management, with oversight from our principal executive officer and principal financial officer, has identified and initiated actions that, once fully implemented and operating for a sufficient period of time, are designed to remediate the material weaknesses in each of the five components of internal control (control environment, risk assessment, control activities, information and communication, and monitoring) as defined by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") identified in the Company’s 2017 Annual Report. Specifically, the Company has performed or intends to undertake the following actions to remediate the Company’s identified material weaknesses:

•	For information technology, design and implement controls related to user access, privileged access and change management processes that operate effectively;

•
Perform user acceptance testing of system generated reports that are used in the operation of business process and management review controls to provide a baseline to support reliance on change management controls going forward;

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

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

We will make further changes as appropriate. We believe the remediation steps outlined above have improved and will continue to improve the effectiveness of our internal control over financial reporting and our compliance with the COSO 2013 framework as a whole. We will test the ongoing operating effectiveness of all new controls subsequent to implementation and consider the material weaknesses remediated after the applicable remedial controls operate effectively for a sufficient period of time. We began this testing in the third quarter of 2018.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As disclosed in prior periods, the legal and regulatory actions facing the Company include those relating to compliance with U.S. federal securities laws. Specifically, the Company has been the subject of an investigation by the Securities and Exchange Commission (“SEC”), which was focused on the Company’s internal control over financial reporting and disclosure controls and procedures in light of the Company’s determination in 2015 that a portion of the life insurance and annuity policies issued by its subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code of 1986, (the “Investigation”). On August 22, 2018, the Company received a notice from the SEC (the “Notice”) stating that the SEC has concluded the Investigation and, based on the information that the SEC had as of the date of the Notice, the SEC has decided to not recommend an enforcement action against the Company relating to the Investigation. The Notice was provided under the guidelines set forth in the final paragraph of Securities Act Release No. 5310.

There are no material pending legal proceedings in which we or our subsidiaries is a party or in which any of our or their property is the subject. In the normal course of business, the Company is subject to various legal and regulatory actions which are immaterial to the Company's consolidated financial statements. For more information about the risks related to litigation and regulatory actions, please see the risk factor titled “We are a defendant in lawsuits, which may adversely affect our financial condition and detract from the time our management is able to devote to our business, and we are subject to risks related to litigation and regulatory matters.” in Item 1A. Risk Factors.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

Risks Relating to Our Business

A substantial majority of our sales derives from residents of foreign countries and is subject to risks associated with political instability, currency control laws and foreign insurance laws. A significant loss of sales in these foreign markets could have a material adverse effect on our results of operations and financial condition.

A substantial majority of our direct premiums, approximately 71% in 2018, are from foreign countries, primarily those in Latin America and the Pacific Rim.  These sales are made through independent consultants who are located in these foreign countries. Many of these countries have a history of political instability, including regime changes, political uprisings, currency fluctuations and anti-democratic or anti-U.S. policies. There is a risk that political instability in these countries could have a material adverse effect on the ability of people living in these countries to purchase our insurance policies or our ability to sell our policies in those countries through our independent consultants or otherwise. Our Company’s future sales and financial results depend upon avoiding significant regulatory restraints on receiving insurance policy applications and premiums from, and issuing insurance policies to, residents outside of the United States.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

foreign country to enforce such laws more aggressively, could therefore have a material adverse effect on our ability to sell policies in that country and, in turn, on our results of operations and financial condition. We are exploring alternatives to our current business model in one or more jurisdictions, including withdrawing from particular markets.

Effective on July 1, 2018, the Company effected a novation of all of the international policies issued by CICA to CICA Ltd. The novation may result in adverse consequences that are difficult to anticipate. For example, insurance policies issued or maintained by a Bermuda-domiciled company may be subject to more stringent regulation and scrutiny from foreign regulators compared to insurance policies issued or maintained by a United States-domiciled company. In addition, policies issued or maintained by a Bermuda-domiciled company may be subject to international financial reporting requirements that do not currently apply to United States-domiciled companies, which may render policies issued or maintained by CICA Ltd. less attractive. This change in turn could result in reduced sales of new policies, fewer renewals and/or a higher level of surrenders of existing policies which may, in the aggregate, have a material adverse effect on the Company’s financial performance.

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

We previously announced that we determined that a portion of the life and annuity insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. We may be liable to the IRS for failure to withhold taxes or to tax report on IRS information returns and payee statements. We have undertaken an analysis of our potential liability to the IRS arising from this matter, as well as other expenses we may incur to remediate (i.e., conform to the requirements of the IRS) certain previously issued domestic life insurance and annuity policies and to address any missed reporting and withholding for policies issued to non-U.S. citizens and have established a best estimate liability of $8.9 million as of September 30, 2018 for probable liabilities and expenses. The probability weighted range of financial estimates relative to this issue is $4.5 million to $52.5 million. This estimated range includes projected toll charges and fees payable to the IRS, as well as any other costs attributed to remediation of non-compliant domestic life insurance. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life and annuity insurance policies we will be required to remediate, the methodology applicable to the calculation of toll charges for non-compliant policies and the amount of time and resources we will require from external advisors who are assisting us with resolving these issues. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved is insufficient to meet the actual amount of our liabilities and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operations may be materially adversely affected.

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

CICA Ltd. is subject to extensive government regulation by the Bermuda Monetary Authority (“BMA”), which is a new regulatory regime for the Company. Regulation by the BMA, is subject to change and may increase our costs of doing business, restrict the conduct of our business and negatively impact our results of operations, liquidity and financial condition.

For over 40 years, the Company’s life insurance subsidiaries have been regulated in the U.S. by the state insurance departments of their states of domicile. CICA Ltd. is now subject to extensive regulation and supervision by the BMA in jurisdictions where

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

we do business, including global insurance regulations, tax, financial services, privacy, anti-money laundering, bank secrecy, anti-corruption and foreign asset control laws, and minimum capital requirements.  Bermuda insurance company regulation is generally designed to protect the interests of policyholders, with substantially lesser protections to shareholders of the regulated insurance companies.   To that end, the BMA has broad powers to regulate business activities of CICA Ltd., mandate capital and surplus requirements, regulate trade and claims practices and require strong enterprise risk management and corporate governance activities.  The Company has no prior experience operating in a foreign jurisdiction and limited experience with regulation by the BMA.  We cannot predict with certainty how the international business model described above will be affected by the novation of our international policies to a foreign sovereign jurisdiction nor the regulatory burden on our capital requirements or other resources.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

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

In particular, at September 30, 2018, fixed maturities represented $1.2 billion or 92.2% of our total investments of $1.3 billion. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows resulting from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our consolidated financial statements, as a large portion of our fixed maturities are classified as available-for- sale, with changes in fair value reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. Although at September 30, 2018, approximately 97.1% of our fixed maturities were investment grade with 73.2% rated A or above, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could be downgraded (with a concurrent decrease in fair value) and, in a worst-case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

Fixed maturity and equity securities classified as available-for-sale are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from our net income.  Our total gross unrealized losses on our available-for-sale securities portfolio at September 30, 2018 were $9.7 million.  The accumulated change in estimated fair value of these securities is recognized in net income when the gain or loss is realized upon sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

and an impairment charge to earnings is taken.  Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

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

At September 30, 2018, we had $158.3 million of deferred policy acquisition costs, or DAC.  DAC represents costs that vary with and are directly related to the successful sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies.  These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.  Under U.S. GAAP for our type of insurance products, DAC is amortized over the premium-paying period of the policies.

In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies.  This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies.  At September 30, 2018, we had $16.2 million of CCRA.  We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

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

Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition.  Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the "reporting unit" level, which is either an operating segment or a business that is one level below the operating segment.  Goodwill is impaired if its carrying value exceeds its implied fair value.  This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units.  If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition.  In 2017, we recognized a goodwill impairment of $4.6 million on our Home Service Segment. Goodwill in our consolidated financial statements related to our Life segment was $12.6 million as of September 30, 2018.

Management’s determination of the fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations based on assumptions that market participants would make in valuing the reporting unit. Other assumptions can include levels of economic capital, future business growth, and earnings projections.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

Our conversion to a new actuarial valuation system is not yet complete and contains known uncertainties that could result in identification of additional errors in our financial reporting.

The Company is in the process of converting its actuarial valuation from a third-party service provider to an actuarial valuation modeling software system purchased from a vendor. In connection with our ongoing actuarial valuation conversion, certain legacy system immaterial errors were discovered in both 2017 and 2016. As we complete this validation and conversion, we could identify additional differences that will be evaluated for financial reporting purposes. The conversion to the new system has been completed for some of our individual company valuations but is on-going for others and is expected to be completed in the next one to two years.

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
September 30, 2018

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

Our international marketing plan focuses on making available U.S. dollar-denominated life insurance products to individuals residing in foreign countries.  New competition could increase the supply of available insurance, which could adversely affect our ability to price our products at attractive profitable rates and thereby adversely affect our revenues, results of operations and financial condition.  Existing barriers to entry in the foreign markets we serve may not be sufficient to impede potential competitors from entering such markets.  In connection with our business with foreign nationals, we experience competition primarily from the following sources, many of which have substantially greater financial, marketing and other resources than we have:

•
Foreign operated companies with U.S. dollar-denominated policies.  We face direct competition from companies that operate in the same manner as we operate in our international markets, including a company recently formed by former employees and independent consultants.

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
September 30, 2018

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

We must maintain and enhance our existing information systems and develop and integrate new information systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences in a cost effective manner.  If we do not maintain adequate systems, we could experience adverse consequences, including products acquired through acquisition, inadequate information on which to base pricing, underwriting and reserve decisions, regulatory problems, failure to meet prompt payment obligations, increases in administrative expenses and loss of customers. We must also effectively consolidate our information systems to eliminate redundant or obsolete applications. Our failure to maintain effective and efficient information systems, or our failure to consolidate our existing systems could have a material adverse effect on our results of operations and financial condition.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

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

Our success is also dependent on our ability to successfully implement new or upgraded systems and technology. For example, during the third quarter of 2018, we completed the implementation of a new Oracle Enterprise Resource Planning application, which has replaced several of our back office legacy systems, such as the general ledger, accounts payable, cash management, and fixed asset systems. We also implemented a new actuarial valuation and modeling system, GGY AXIS, related to CICA and CICA Ltd. actuarial valuations. There are inherent risks associated with the modifications to our general ledger system and actuarial valuation system, including the potential for inaccurately capturing data as well as system disruptions. Either of these problems, if not anticipated and appropriately mitigated, could have a negative impact on our ability to provide timely and accurate financial reporting and have a material adverse effect on our results of operations and financial condition.

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

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K as of December 31, 2017, we have identified control deficiencies in our disclosure controls and financial reporting process that constitute material weaknesses and for which remediation is still in process as of September 30, 2018. If we fail to design effective controls, fail to remediate control deficiencies or fail to otherwise maintain effective internal controls over financial reporting in the future, such failures could result in a material misstatement of our annual or quarterly consolidated financial statements that would not be prevented or detected on a timely basis and which could cause investors to lose confidence in our consolidated financial statements, have a negative effect on the trading price of our common stock, limit our ability to obtain financing if needed or increase the cost of any financing we may obtain.  In addition, these failures may negatively impact our business, financial condition and results of operations, impair our ability to timely file our periodic reports with the SEC, subject us to litigation and regulatory scrutiny and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

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
September 30, 2018

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
The Foundation is organized as a public support charity for the benefit of its charitable beneficiaries, Baylor University and Southwestern Baptist Theological Seminary. The Foundation is governed by eleven trustees, five of which were appointed by Harold Riley prior to his death, three of which were appointed by Baylor University and three of which were appointed by Southwestern Baptist Theological Seminary. It is unclear what, if any, change may occur to our board, management, or corporate operating strategies as a result of different ownership of our Class B common stock.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2018

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

We interface with and distribute our products to residents of foreign countries that may be subject to the risks disclosed in our Item 1A. Risk Factor under the heading, “A substantial majority of our sales derives from residents of foreign countries and is subject to risks associated with widespread political instability, currency control laws and foreign insurance laws. A significant loss of sales in these foreign markets could have a material adverse effect on our results of operations and financial condition". Venezuela is one such example. Accordingly, from time to time, bloggers or other social media outlets relevant to investors may focus attention on our exposure to these countries and the negative circumstances surrounding their governments, thereby subjecting us to periodic negative publicity.  Negative publicity on investor blogs or through other media channels could impact trading in our stock especially due to aggressive and coordinated efforts between anonymous bloggers and short sellers which ultimately cause the market price of our Class A common stock to fall.

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
September 30, 2018

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
September 30, 2018

Item 6. EXHIBITS

Exhibit Number	The following exhibits are filed herewith:

3.1
Restated and Amended Articles of Incorporation dated March 4, 2004 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 15, 2004)

3.2	Third Amended and Restated Bylaws dated November 2, 2017 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on November 8, 2017)

10.1	Amendment, dated October 15, 2018, to the Employment Agreement, dated January 16, 2017, by and between Citizens, Inc. and Geoffrey M. Kolander*

10.2	Amendment, dated October 15, 2018, to the Employment Agreement, dated January 16, 2017, by and between Citizens, Inc. and Kay E. Osbourn*

11	Statement re: Computation of per share earnings (see financial statements)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
__________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Geoffrey M. Kolander
Geoffrey M. Kolander
President and Chief Executive Officer

		By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer,
and Chief Investment Officer

Date:	November 7, 2018