Form 10-K
period 2018-12-31
CITIZENS INC
filed 2019-03-26
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
Commission File Number:  000-16509
CITIZENS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Colorado	84-0755371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2900 Esperanza Crossing, 2nd Floor, Austin, TX	78758
(Address of principal executive offices)	(Zip Code)
(512) 837-7100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock	New York Stock Exchange
(Title of Each Class)	(Name of Each Exchange on Which Registered)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☒ No
As of June 30, 2018, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $381,928,058.
Number of shares of common stock outstanding as of March 4, 2019.
Class A:  49,227,795
Class B:    1,001,714

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report incorporates by reference certain portions of the definitive proxy materials to be delivered to stockholders in connection with the 2019 Annual Meeting of Shareholders.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements.  Factors that could cause the Company's future results to differ materially from expected results include, but are not limited to:

•
Changes in the application, interpretation or enforcement of foreign insurance laws that impact our business, which derives the substantial majority of its revenues from residents of foreign countries;

•	Potential changes in amounts reserved for in connection with intended proposals for settlement with the IRS related to tax withholding and product compliance matters;

•
The transition of our international business to a new Bermuda-based entity, the regulatory oversight of our international business by the Bermuda Monetary Authority and potential shifts in policyholder behavior arising from these changes;

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

•	Results of litigation we may be involved in;

•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, our products or services;

•	Our concentration of business from persons residing in Latin America and the Pacific Rim;

•	Changes in tax laws;

•	Effects of acquisitions and restructuring, including possible difficulties in integrating and realizing the projected results of acquisitions;

•	Changes in statutory or U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), policies or practices;

•	Changes in leadership among our board and senior management team;

•	Our success at managing risks involved in the foregoing; and

•	The risk factors discussed in "Part 1. Item 1A- Risk Factors" of this report.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. We also make available, free of charge, through our Internet website (http://www.citizensinc.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 Reports filed by officers and directors, news releases, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission.  We are not including any of the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1.   BUSINESS

Overview

Citizens, Inc. ("Citizens" or the "Company") is an insurance holding company incorporated in Colorado serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  We had approximately $1.6 billion of assets at December 31, 2018 and approximately $4.4 billion of insurance in force.  Our core insurance operations include:

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

During the last five years, except for 2018, our business, revenues and assets have continued to grow, driven primarily by continued new and renewal sales and increased investment income. From 2014 through 2018, revenues rose 6% from $230.2 million in 2014 to $244.0 million in 2018, but declined approximately 3% in 2018 compared to 2017.  During that same period, our assets grew 14% from $1.4 billion to $1.6 billion, and our net income was impacted by non-recurring tax items in the last two years and declined 85% from net loss of $6.0 million in 2014 to a net loss of $11.1 million in 2018. Net income before federal income taxes was $(2.0) million in 2014 and $2.0 million in 2018. See Item 6.  "Selected Financial Data" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.

Strategic Initiatives

The Company's Board of Directors (the "Board") and executive management team are continuing their assessment of the Company's international and domestic business models and strategies with the assistance and support of external consultants and advisors.  Our strategic realignment of the Company's international business model is ongoing under the leadership of our President and Chief Executive Officer, Chief Legal Officer and Chief Marketing Officer.  Specifically, we are focused on (1) introducing new products in the international market and increasing our profitability in both international and domestic markets for our Life segment and our Home Service segment; (2) a potential restructuring of our international business and operations that may include withdrawals from certain markets; (3) a strategic modernization and upgrade from our legacy technology systems and IT operations with a focus on digitization, our future business needs and cyber risk; (4) effectively operating our international life insurance business offshore in Bermuda through CICA Life Ltd.; and (5) assessing and optimizing our investment portfolio strategy.

We completed a novation of all of the international policies issued by CICA Life Insurance Company of America, a Colorado corporation ("CICA") to CICA Life Ltd., a newly established Bermuda entity ("CICA Ltd."), effective July 1, 2018. Both CICA and CICA Ltd. are wholly owned subsidiaries of the Company. As previously disclosed, Bermuda was chosen for its strong insurance regulatory environment and suitability with the Company's priorities to protect our customers. We expect to operate our international business exclusively from this entity going forward. For more information on the impact of the novation, see the discussion in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and Note 1 - "Summary of Significant Accounting Policies" and Note 9 - "Income Taxes" in the notes to our consolidated financial statements. As the Company continues its strategic review, it may make further changes to its business model in the future.

We announced in April 2018 a decision to discontinue accepting life insurance applications from Brazilian residents or citizens. We recorded premiums from the Brazilian portion of our business of $10.0 million or 7.2% of total international premiums as of December 31, 2018 compared to $11.1 million or 7.6% as of December 31, 2017. The Company is continuing to assess the financial impacts of this change, but based upon the information to date, we do not anticipate that it will be material to our financial results of operations. The Company intends to continue fulfilling commitments under existing policies and to refocus its resources on other more attractive potential markets, products and opportunities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

In coordination with our business model changes we are actively monitoring quantitative changes in sales patterns as well as qualitative feedback from our independent sales consultants and policyholders to identify and analyze long term business trends, while simultaneously exploring opportunities to mitigate any negative impacts and put the Company on a path toward sustainable profits and growth.

As a result of the Company’s strategic review of its technology systems, the Company implemented technology upgrades in 2018 to support its ongoing operations and initiatives. During the third quarter of 2018, the Company completed the implementation of a new Oracle Enterprise Resource Planning ("ERP") application, which replaced several of the Company's back-office legacy systems, such as the general ledger, accounts payable, cash management, and fixed asset systems. The introduction of this new ERP application and the related workflow changes resulted in changes to the Company’s financial reporting controls and procedures. These system changes were undertaken to standardize accounting systems, improve management reporting and consolidate accounting functions for the Company and its subsidiaries. In addition, the Company also implemented a new actuarial valuation and modeling system, GGY AXIS, as of July 1, 2018 for CICA and CICA Ltd. actuarial reporting to provide enhanced modeling capabilities. The impact of this system conversion resulted in changes in estimates due to refinements reflected as a decrease in reserves of $10.2 million and a decrease in DAC of $4.3 million, before tax. This implementation also resulted in changes to our financial reporting controls and procedures during the third and fourth quarters of 2018.

The low interest rate environment has required us to reduce the policy-related benefits and policyholder dividends for most of our policies offered internationally in reaction to the compressed spreads.  Prior to 2017, our policies provided significantly higher guarantees and policyholder dividends that were not sustainable within the then-current financial markets and our return from our then-current investments.  As a result, the Company reduced discretionary dividends on existing international policies in 2016, which lowered our dividend expense from $10.7 million in 2015 to $6.8 million, $6.2 million and $6.3 million for the years ended 2016, 2017 and 2018, respectively. In addition, in 2017, the Company repriced products sold internationally to better align with the current low interest rate environment we faced. Sales have been depressed on these new products compared to the previously higher guaranteed products they replaced. We expect to issue some newly enhanced products in 2019 that we believe will be more desirable to our international clients.

The Company hired a third-party investment manager in May 2018 to manage, supervise and direct the Company's investment accounts and enhance our portfolio and investment strategies. We routinely monitor the portfolio's rate of return as compared to the product features in our insurance policies and strive to maximize returns on our investment portfolio within our conservative investment guidelines. Our primary objective is to grow bottom-line returns for our shareholders.  We monitor the risk that changes to our products will result in lower demand for our new policies, or that the financial markets will make our investment strategy more difficult to maintain a rate of return.

The following pages describe the operations of our two business segments:  Life Insurance and Home Service Insurance. CICA, CICA Ltd. and Citizens National Life Insurance Company ("CNLIC") constitute the Life segment, and Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC") and Magnolia Guaranty Life Insurance Company ("MGLIC") constitute the Home Service segment. In addition to the Life Insurance and Home Service business, the Company also has other non-insurance operations ("Other Non-Insurance Enterprises") which primarily include the Company's IT and Corporate-support functions.

Revenues derived from any single customer did not exceed 10% of consolidated revenues in any of the last three years. For more information about the financial performance of our business segments, see Note 8 - "Segment and Other Operating Information" of the notes to our consolidated financial statements.

Life Insurance

Our Life Insurance segment issues U.S. Dollar-denominated endowment contracts internationally which are principally accumulation contracts that incorporate an element of life insurance protection and ordinary whole life insurance U.S. Dollar-denominated amounts sold to foreign residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations.  For the majority of our business, we retain the first $100,000 of risk on any one life, reinsuring the remainder of the risk.  Historically we have operated this segment through our CICA and CNLIC insurance subsidiaries. Since, July 1, 2018, we have operated the novated international business in this segment through CICA Ltd. We operate our domestic business in this segment through CICA and CNLIC.

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

As of December 31, 2018, we had insurance policies in force in more than 20 countries, including Colombia, Venezuela, Taiwan, Ecuador and Brazil as our top producing countries. As discussed above, we decided in 2018 to discontinue accepting new life insurance applications from Brazilian residents or citizens. In 2018, international direct premiums comprised approximately 96% of total direct premiums in the Life segment and 72% of our total direct premiums.

Our independent marketing firms and consultants specialize in marketing life insurance products and generally have several years of insurance marketing experience.  We maintain contracts with the independent marketing firms pursuant to which they provide recruitment, training and supervision of their managers and associates in the service and placement of our products. However, all associates of these firms also contract directly with us as independent contractors and receive their compensation directly from us.  Accordingly, should an arrangement between any independent marketing firm and us be terminated for any reason, we expect we would seek to continue the existing marketing arrangements with the associates of these firms.  Our agreements with independent marketing firms and consultants typically provide that they are independent contractors responsible for their own operational expenses and are the representative of the prospective insured.  In addition, the marketing firms guarantee any debts of their associates to us.  The marketing firms receive commissions on all new and renewal policies serviced or placed by them or their associates.  All of these contracts provide that the independent marketing firms and consultants are aware of and responsible for compliance with local laws.

International Products

We offer several ordinary whole life insurance and endowment products designed to meet the needs of our non-U.S. policyowners.  These policies have been structured to provide:

•	U.S. Dollar-denominated cash values that accumulate, beginning in the first policy year, to a policyholder during his or her lifetime;

•	premium rates that are competitive with most foreign local companies;

•	a hedge against local currency inflation;

•	protection against devaluation of foreign currency;

•	capital investment in a more secure economic environment (i.e., the U.S.); and

•	lifetime income guarantees for an insured or for surviving beneficiaries.

Our international products have living benefit features. Most policies contain guaranteed cash values and are participating (i.e., provide for cash dividends as apportioned by the Board).  Once a policyowner pays the annual premium and the policy is issued, the owner becomes entitled to policy cash dividends as well as annual premium benefits if the annual premium benefit was elected.  According to the policy language, the policyowner has several options with regard to the policy dividends and annual premium benefits. Any annual policy cash dividend may, at the option of the policyowner and provided the value of a dividend is not encumbered by a policy loan, be applied under one of the following options: (1) paid in cash to the policy owner; (2) credited toward payment of premiums on the policy; (3) left with the Company to accumulate at a defined interest rate; (4) applied to increase the amount of insurance benefit by purchase of paid-up additions to the policy; or (5) be assigned to a third-party. If the policy is encumbered by a loan, only option (3) will apply to secure the outstanding loan. Similarly, all annual premium benefits credited to the policy may at the option of the policyowner, and provided the policy is not encumbered by a policy loan, be applied under one of the following options: (1) paid in cash to the policy owner; (2) credited toward payment of premiums on the policy; (3) left with the Company to accumulate at an annually company declared interest rate; or (4) be assigned to a third-party. Likewise,

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

if the policy is encumbered by a loan, only option (3) will apply to secure the outstanding loan. Under the "assigned to a third-party" provision, the Company has historically allowed policyowners, after receiving a copy of the Citizens, Inc. Stock Investment Plan (the "CISIP") prospectus and acknowledging their understanding of the risks of investing in Citizens Class A common stock, the right to assign policy values outside of the policy to the CISIP, which is administered in the United States by Computershare, Trust Company, N.A., our plan administrator and an affiliate of Computershare Inc., our transfer agent. The CISIP is a direct stock purchase plan available to policyowners, shareholders, our employees and directors, independent consultants, and other potential investors through the Computershare website. The Company has registered the shares of Class A common stock issuable to participants under the CISIP on a registration statement under the Securities Act of 1933, as amended (the "Securities Act") that is on file with the Securities and Exchange Commission. Computershare administers the CISIP in accordance with the terms and conditions of the CISIP, which is available on the Computershare website and as part of the Company’s registration statement on file with the Securities and Exchange Commission.

International Competition

The life insurance business is highly competitive.  We compete with a number of stock and mutual life insurance companies internationally and domestically, as well as with financial institutions that offer insurance products.  There are more than 700 life insurance companies in the United States, some of which also provide insurance to foreign residents.

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

Domestic Sales

In 2018, domestic direct premiums comprised approximately 4% of total direct premiums in the Life segment and 3% of our total direct premiums. The majority of our domestic inforce business results from blocks of business of insurance companies we have acquired over the past 20 years.  We discontinued new sales of our non-Home Service domestic products beginning January 1, 2017. Under the direction of our President and Chief Executive Officer and Chief Marketing Officer, we are reviewing our domestic strategy.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Domestic Home Service Insurance

Our domestic Home Service segment operates through our subsidiaries SPLIC, MGLIC and SPFIC, and focuses on the life insurance needs of the middle and lower income markets, primarily in Louisiana, Mississippi and Arkansas.  Our policies are sold and serviced through a home service marketing distribution system of approximately 311 employee-agents who work on a route system and through over 350 funeral homes and independent agents who sell policies, collect premiums and service policyholders.  To a lesser extent, our Home Service segment sells limited liability, named peril property policies covering dwelling and contents. In 2018, our Home Service segment comprised 25%, or $47.5 million of our total direct premiums.

Home Service Products and Competition

Our Home Service insurance products consist primarily of small face amount ordinary whole life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs.  The average life insurance policy face amount issued was approximately $7,000 in 2018. Due to the lower risk associated with small face amount polices, the underwriting performed on these applications is limited.  Our property coverages are limited to $30,000 maximum coverage on any one dwelling and contents, while content-only coverage and dwelling-only coverage is limited to $20,000. We face competition in Louisiana, Mississippi and Arkansas from other companies specializing in home service distribution of insurance.  We seek to compete based upon our emphasis on personal service to our customers.  We intend to continue premium growth within this segment via direct sales.

Other Non-Insurance Enterprises

Other Non-Insurance Enterprises includes the results of the parent company, Citizens, Inc., and Computing Technology, Inc., which provides data processing services to the Company.  As of December 31, 2018, Insurance Investors, Inc., which previously provided aviation transportation to the Company, was dissolved into its parent, CICA.

Operations and Technology

Our administrative operations principally serve our Life Insurance segment and are conducted primarily at our executive offices in Austin, Texas through approximately 120 administrative, operating and underwriting personnel.  Our home service operations are conducted to a large degree from our district offices in Louisiana, Arkansas and Mississippi, as well as our service center in Donaldsonville, Louisiana. At our executive offices, we also perform policy design, marketing oversight, underwriting, accounting and reporting, actuarial, customer service, claims processing, administrative and investing activities. We added three personnel to our office location in Bermuda related to CICA Ltd. operations in 2018. We perform underwriting, policy issuance and claims processing relating to our international policies from our Bermuda location.

We have a single integrated information technology system for our entire Company, which is a centrally-controlled, mainframe-based administrative system.  Functions of our policy administrative system include policy set-up, administration, billing and collections, commission calculation, valuation, automated data edits, storage backup, image management and other related functions.  Each company we acquire has been converted onto our administrative system.  This system has been in place for more than 30 years and has been updated on an ongoing basis as technology has evolved.

We are currently reviewing technology options to transition from our legacy administration system to an upgraded, modernized technology platform that will service our policy administration needs into the future. For our current block of insurance contracts under administration and accounting, we have outsourced the operations and maintenance of our legacy system to a third-party provider.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Enterprise Risk Management

The Company has an enterprise risk management function ("ERM") that analyzes the Company’s risks on an individual and aggregated basis and is responsible for ensuring that the Company’s risks remain within its risk appetite and tolerances as determined by management with oversight from the Audit Committee. The Company's focus on ERM strengthens its risk management culture and discipline. The mission of ERM is to support the Company in achieving its strategic priorities by:

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

Enterprise Risk Management Structure and Governance

Effective risk oversight is an important priority for the Company’s Board and senior management team. While it is the job of the President and Chief Executive Officer and senior management to assess and manage the Company’s risk exposure through ERM, in accordance with New York Stock Exchange ("NYSE") requirements, the Audit Committee of the Board is charged with discussing guidelines and policies to govern the process by which ERM is handled. The Audit Committee periodically discusses the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures.

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

Regulation

Our insurance subsidiaries are subject to regulation and supervision by the U.S. states and Bermuda.

U.S. Regulation

Our U.S. insurance operations are subject to a wide variety of laws and regulations.  State insurance laws establish supervisory agencies with broad regulatory authority to regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of each state in which they are licensed.  In addition, U.S. laws, such as the USA Patriot Act of 2001, the Foreign Corrupt Practices Act ("FCPA"), the Gramm-Leach-Bliley Act of 1999, the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, the Sarbanes-Oxley Act of 2002, and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and the Tax Cuts and Jobs Act, are examples of U.S. regulations that affect our business.  We are subject to comprehensive regulations under the USA Patriot Act and the Bank Secrecy Act with respect to money laundering, as well as federal regulations regarding privacy and confidentiality.  Our insurance products and thus our businesses also are affected by U.S. federal, state and local tax laws.  The Dodd-Frank Act focuses on financial reform and

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

has resulted in changes to the regulation of institutions operating in the financial services industry, including the Company.  Its requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance (also known as surplus lines insurance, which is property or casualty insurance written by a company that is not licensed to sell policies of insurance in a given state) and establishing a new Federal Insurance Office ("FIO") within the U.S. Department of the Treasury with powers over all lines of insurance except health insurance, certain long-term care insurance and crop insurance. The FIO is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters and preempt state insurance measures under certain circumstances. However, the FIO’s limited monitoring abilities posed minimal risk to the insurance industry and the Dodd-Frank Act has had no significant impact on our business, results of operations, liquidity and capital resources. The rulemaking process going forward may change with the current presidential administration.

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

Our U.S. insurance subsidiaries are collectively licensed to transact business in 31 states and in the District of Columbia.  We have insurance subsidiaries domiciled in the states of Colorado, Louisiana, Mississippi, Texas and in Bermuda.  Our U.S. insurance subsidiaries are licensed and regulated in all U.S. jurisdictions in which they conduct insurance business.  The extent of this regulation varies, but most jurisdictions have laws and regulations based upon the National Association of Insurance Commissioners ("NAIC") model rules governing the financial condition of insurers, including standards of solvency, types and concentration of investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy, and the business conduct of insurers, including marketing and sales practices and claims handling.  In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and the approval of rates for certain types of insurance products.

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

The payment of dividends or other distributions to us by our insurance subsidiaries is regulated by the insurance laws and regulations of their respective state or jurisdiction of domicile.  The laws and regulations of some of these jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain regulatory approval before it may do so.  In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by our insurance subsidiaries to us (such as a payment under a tax sharing agreement or for employee or other services) if they determine such payment could be adverse to policyholders or insurance contract holders of the subsidiary.

The laws and regulations of the jurisdictions in which our U.S. insurance subsidiaries are domiciled require that a controlling party obtain the approval of the insurance commissioner of the insurance company's jurisdiction of domicile prior to acquiring control of the insurer and may delay, deter or prevent a transaction our shareholders might consider desirable.

Risk-based capital ("RBC") requirements are imposed on life and property and casualty insurance companies.  The NAIC has established minimum capital requirements in the form of RBC.  RBC requirements weight the type of business underwritten by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves.  Should the ratio of adjusted

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

statutory capital to control level risk-based capital fall below 200%, a series of actions would be required by the affected company, including submitting a capital plan to the Department of Insurance in the insurance company's state of domicile.

International Regulation
CICA Ltd., our Bermuda domiciled subsidiary, is subject to regulation and supervision by the Bermuda Monetary Authority (the "BMA") and compliance with all applicable Bermuda law and Bermuda insurance statutes and regulations, including but not limited to Bermuda’s Insurance Act 1978 (the "Insurance Act").

CICA Ltd., which is incorporated to carry on long-term business, is registered as a Class E insurer, which is the license class for long-term insurers and reinsurers with total assets of more than $500 million that are not registrable as a single-parent or multi-owner long-term captive insurer or reinsurer. CICA Ltd. is not licensed to conduct general business. The Insurance Act regulates the insurance business of CICA Ltd. and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the BMA.

The Insurance Act imposes solvency and liquidity standards as well as auditing and reporting requirements and confers on the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Certain requirements of the Insurance Act include: the filing of annual statutory financial returns; the filing of annual U.S. GAAP financial statements; the filing of annual capital and solvency return; the delivery of a declaration of compliance; compliance with minimum enhanced capital requirements; compliance with the BMA’s Insurance Code of Conduct; compliance with minimum solvency margins; limitations on dividends and distributions that CICA Ltd. may make to Citizens, Inc., its parent company; preparation of an annual Financial Condition Report providing details of measures governing the business operations, corporate governance framework, solvency and financial performance; preparation of an assessment of an insurer's own risk and solvency requirements, referred to as a Commercial Insurer’s Solvency Self Assessment; the establishment and maintenance of a head and principal office in Bermuda (with certain officers, a principal representative and a director to reside in Bermuda); appointment of an independent auditor; appointment of an actuary approved by the BMA; and compliance with restrictions on certain changes in control of regulated insurers.

Bermuda’s regulatory regime provides a risk-based capital model, termed the Bermuda Solvency Capital Requirement (“BSCR”), as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to their capital. The BSCR framework applies a standard measurement format to the risk associated with an insurer's assets, liabilities and premiums, including a formula to take into account catastrophe risk exposure.  The BMA established risk-based regulatory capital adequacy and solvency margin requirements for Bermuda insurers that mandate that a Bermuda domiciled subsidiary’s Enhanced Capital Requirement ("ECR") be calculated by either (a) BSCR, or (b) an internal capital model which the BMA has approved for use for this purpose. CICA Ltd. uses the BSCR in calculating its solvency requirements. The Economic Balance Sheet (“EBS") framework is embedded as part of the BSCR and forms the basis of our ECR.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation and in moving towards the implementation of a risk-based capital approach, the BMA has established a threshold capital level (termed the Target Capital Level ("TCL")), set at 120 percent of ECR, that serves as an early warning tool for the BMA. Failure to maintain statutory capital at least equal to the TCL would likely result in increased BMA regulatory oversight.

All Bermuda “exempted companies” are exempt from certain Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians. However, exempted companies may not participate in certain enumerated business transactions, including the carrying on of business of any kind in Bermuda not in furtherance of the business carried on outside Bermuda or under license granted by the Bermuda Minister of Finance. Generally, it is not permitted without a special license granted by the Bermuda Minister of Finance to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.

In December 2018, the Economic Substance Act 2018 (the “ESA”) came into effect in Bermuda. Under the provisions of the ESA, every Bermuda registered entity engaged in a “relevant activity” must satisfy economic substance requirements by maintaining a substantial economic presence in Bermuda. Under the ESA, insurance or holding entity activities (both as defined in the ESA and Economic Substance Regulations 2018) are relevant activities. To the extent that the ESA applies to CICA Ltd., we will be required to demonstrate compliance with economic substance requirements by filing an annual economic substance declaration with the Registrar of Companies in Bermuda. Companies that carry on insurance as a relevant activity are deemed to comply with the economic substance requirements, with respect to their insurance business, if they comply with existing regulatory requirements under the Insurance Act and the applicable provisions of Bermuda's Companies Act 1981.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Generally, all foreign countries in which we offer insurance products require a license or other authority to conduct insurance business in that country. Some of these countries also require that local regulatory authorities approve the terms of any insurance product sold to residents of that country. We have never qualified to do business in any foreign country or jurisdiction, except with respect to Bermuda, where CICA Ltd. is domiciled, and have never submitted our insurance policies issued to residents of foreign countries for approval by any foreign or domestic insurance regulatory agency. We sell our policies to residents of foreign countries using foreign independent marketing firms and independent consultants, and we rely on our independent consultants to comply with laws applicable to them in marketing our insurance products in their respective countries. We have undertaken a comprehensive compliance review of risks associated with the potential application of foreign laws to our sales of insurance policies in foreign countries. The application of foreign laws to our sales of insurance policies in foreign countries varies by country. There is a lack of uniform regulation, lack of clarity in certain regulations and lack of legal precedent in addressing circumstances similar to ours. Our compliance review has confirmed the previously disclosed risks related to foreign insurance laws associated with our current business model, at least in certain jurisdictions, as described in detail in "Item 1A - Risk Factors - Risks Relating to our Business." We are exploring alternatives to our current business model in one or more jurisdictions.

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

Risks Relating to Our Business

A substantial majority of our sales derives from residents of foreign countries and is subject to risks associated with political instability, poor infrastructure and the application of currency control laws and foreign insurance laws. A significant loss of sales in these foreign markets could have a material adverse effect on our results of operations and financial condition.

A substantial majority of our direct premiums, approximately 72% in 2018, are from foreign countries, primarily those in Latin America and the Pacific Rim.  These sales are made through independent consultants who are located in these foreign countries. Many of these countries have a history of political instability, including regime changes, political uprisings, currency fluctuations and anti-democratic or anti-U.S. policies. The ability of people living in these countries to purchase and continue to make premium payments on our insurance policies and our ability to sell our policies in those countries through our independent consultants or otherwise may be adversely affected by political instability. Given the nature of our products, in an economic environment characterized by higher unemployment, lower personal income and reduced consumer spending, new product sales may be adversely affected. During such periods, we may also experience higher claims incidence, longer claims duration, increase in policy lapses and/or increase in surrenders, any of which could have a material adverse effect on our results of operations or financial condition. We may also be affected by poor utility infrastructure in some of these countries which can impair the ability of our current or prospective policyholders to make payments of any kind. Continued wide spread power outages or any other issues with infrastructure could affect our ability to receive insurance policy applications and premiums from Venezuela, and issue insurance policies to, policyholders in Venezuela. In addition, the imposition of U.S. sanctions against foreign countries where our policyholders reside could make it difficult for us to continue to issue new policies and receive premiums from policyholders in those countries.

Our Company’s future sales and financial results also depend upon avoiding significant regulatory restraints on receiving insurance policy applications and premiums from, and issuing insurance policies to, policyholders outside of the United States. Currency control laws, other currency exchange restrictions or tax laws in foreign countries could materially adversely affect our revenues by imposing restrictions or additional fees, costs or taxes on asset transfers outside of a country where our policyowners reside. Difficulties in transferring funds from or converting currencies to U.S. dollars in certain countries or any increase in fees, costs or taxes associated therewith could prevent our policyowners in those countries from purchasing or paying premiums on our policies and/or make our products less attractive to such policyowners. As such, existing or future laws and regulations, and the manner in which they are interpreted or applied, may become more restrictive or otherwise adversely affect our operations.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

We also face risks associated with the application of foreign laws to our sales of insurance policies to residents in foreign countries. Generally, all foreign countries in which we offer insurance products require a license or other authority to conduct insurance business in that country. Some of these countries also require that local regulatory authorities approve the terms of any insurance product sold to residents of that country. We have never sought to qualify to do business in any foreign country or jurisdiction, except Bermuda, in which CICA Ltd. is domiciled, and have never submitted the insurance policies that we issue to residents of foreign countries for approval by any foreign or domestic insurance regulatory agency. Traditionally, we have sought to mitigate risks associated with the potential application of foreign laws to our sales of insurance policies in our foreign markets by, among other things, not locating any of our offices or assets in foreign countries, selling policies only through independent consultants rather than our own employees, requiring that all applications for insurance be submitted to and accepted only in our offices in the U.S. or, following the novation of our international policies to CICA Ltd. in Bermuda effective July 1, 2018, in our offices in Bermuda, and requiring that policy premiums be paid to us only in U.S. Dollars.  We rely on our independent consultants to comply with laws applicable to them in marketing our insurance products in their respective countries. There is no assurance that the precautionary measures, practices and policies mentioned above will partially or entirely mitigate the risk associated with the potential application of foreign laws to our sales of insurance policies in our foreign markets. The Company may determine that the risks associated with a particular market and its regulatory environment outweigh the benefits of conducting further business in that market.

We have undertaken a comprehensive compliance review of risks associated with the potential application of foreign laws to our sales of insurance policies in foreign countries. The application of foreign laws to our sales of insurance policies in foreign countries varies by country. There is a lack of uniform regulation and lack of clarity in certain regulations. Our compliance review has confirmed the previously disclosed risks related to foreign insurance laws associated with our current business model, at least in certain foreign countries. As a result of this evaluation, the Company announced on April 25, 2018 its decision to discontinue accepting life insurance applications from Brazilian residents or citizens. While the Company intends to continue fulfilling commitments under existing policies, it is unclear whether Brazilian regulations or regulators will allow us to continue to do so.

There are risks that a foreign government could determine under its existing laws that its residents may not purchase life insurance from us unless we become qualified to do business in that country or unless our policies purchased by its residents receive prior approval from its insurance regulators. There also is a risk that a foreign government will enact additional legislation that may render our existing insurance products either illegal or less attractive to potential customers. There is the further risk that regulators may become more aggressive in enforcing any perceived violations of their laws and seek to impose monetary fines, criminal penalties, and/or order us to cease our sales in that jurisdiction. There is no assurance that, if a foreign country were to deem our sales of policies in that country to require that we qualify to do business in that country or submit our policies for approval by that country’s regulatory authorities, we would be able to, or would conclude that it is advisable to, comply with those requirements.  Any determination by a foreign country that we or our policy sales are subject to regulation under their laws, or any actions by a foreign country to enforce such laws more aggressively, could therefore have a material adverse effect on our ability to sell policies in that country and, in turn, on our results of operations and financial condition. We are exploring alternatives to our current business model in one or more jurisdictions.

Effective July 1, 2018, the Company novated all of the international policies issued by CICA to CICA Ltd.  The novation may result in adverse consequences that are difficult to anticipate.  We could be required to allocate considerable time and resources to comply with any new or additional regulatory requirements in Bermuda, and any such requirements could impact the operations of CICA Ltd., result in increased costs for us and impact our financial condition. In addition, how existing policyholders will react to their insurance policies being held by a Bermuda domiciled company, rather than a U.S. domiciled company, is uncertain. If policyholders were to view policies of a Bermuda company as less attractive for any reason, this may result in reduced sales of new policies, fewer renewals and/or a higher level of surrenders of existing policies which may, in the aggregate, have a material adverse effect on the Company’s financial performance.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Our operating results and financial condition may be affected if the liabilities actually incurred differ, or if our estimates of those liabilities change, from the amounts we have reserved for in connection with missed tax reporting or noncompliance of some of our products with the Internal Revenue Code.

We have previously reported that a portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Section 7702 of the Internal Revenue Code ("IRC") of 1986. Further, we have determined that the structure of our policies sold to non-U.S. citizens, which were novated to our Bermuda affiliate effective July 1, 2018, may have inadvertently generated U.S. source income for policyholders over time. Based upon a review of the options available to address these issues, we intend to remediate domestic life and annuity policies sold to U.S. citizens to comply with the IRC. For instance, we expect to settle with the IRS any past liabilities related to the novated policies sold to non-U.S. citizens. The Company has continued to refine its calculation of the exposure and expenses related to these tax issues, as described below for the current reporting period.

We have established a best estimate liability of $10.0 million as of December 31, 2018 for probable liabilities and expenses. The range of financial estimates relative to this issue is $6.0 million to $52.5 million. This estimated range includes projected settlement amounts payable to the IRS, as well as any other costs attributed to remediation of non-compliant domestic life insurance. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life and annuity insurance policies we will be required to remediate, the methodology applicable to the calculation of tax liabilities for policies and the amount of time and resources we will require from external advisors who are assisting us with resolving these issues. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved is insufficient to meet the actual amount of our liabilities and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operations may be materially adversely affected.

On May 17, 2017, we submitted an offer to enter into Closing Agreements with the IRS covering the CICA and CNLIC domestic life insurance business. The toll charges calculated and enumerated in the Closing Agreements totaled $124,000 and $4,000 for the CICA and CNLIC domestic life insurance businesses, respectively. We have not yet received any correspondence from the IRS related to our submissions.

We have initiated discussions with the IRS to address potential liabilities regarding the CICA international business and our annuity business.

CICA Ltd. is subject to extensive government regulation by the Bermuda Monetary Authority ("BMA"), which is a new regulatory regime for the Company. Failure to comply with regulation by the BMA may increase our costs of doing business, restrict the conduct of our business and negatively impact our financial position or results of operations.

For over 40 years, the Company’s life insurance subsidiaries have been regulated in the U.S. by the state insurance departments of their states of domicile. CICA Ltd. was registered in Bermuda under the Bermuda Insurance Act 1978 (the “Insurance Act”) as a Class E insurer in February 2018 and is now subject to the provisions of the Insurance Act and the rules and regulations promulgated thereunder. We have no prior experience operating in a foreign jurisdiction and have limited experience with regulation by the BMA. Failure to comply with laws and regulations in Bermuda could subject us to monetary penalties imposed by the BMA, increased regulatory supervision, unanticipated costs associated with remedying such failure or other claims, harm to our reputation and interruption of our operations, which may have a material adverse impact on our financial position or results of operations.

Sustained periods of low interest rates in the long-term investment market may adversely affect our reported net investment income and the discount rates used in reserving for our insurance products, which may adversely affect our results of operations or financial condition.

Declines in interest rates and/or the continuance of the current level of low interest rates and yields on fixed income investments may cause the rates of return on our investment portfolio to decrease more than expected, leading to lower net investment income than assumed in the pricing and reserving for our insurance products. An interest, or discount, rate is used in calculating reserves for our insurance products. We set our reserve discount rate assumptions based on our current and expected future investment yield for assets supporting the reserves, considering current and expected future market conditions. If the discount rate assumed in our reserve calculations is higher than our future investment returns, our invested assets will not earn enough investment income to support our future claim payments. In that case, the reserves may eventually be insufficient, resulting in the need to increase

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

our reserves and/or increase our capital contributions to our insurance subsidiaries, either of which could have a material adverse effect on our results of operations or financial condition.

We face financial, liquidity and capital market risks in our operations.

As an insurance holding company with significant investment exposure, we face material financial and capital markets risk in our operations.  Due to the sustained low interest rate environment in recent years, we experienced significant call activity on our fixed income portfolio that decreased our investment yields compared to prior years. A large portion of our debt security investment portfolio will mature in the next seven years and could be called sooner as we were subject to significant call activity beginning in 2009 due to the declining interest rate environment and we reinvested into shorter durations that are now approaching maturity. We will need to reinvest these maturing funds in the current interest rate environment. Our profitability could be negatively impacted depending on the market rates at the time of reinvestment. This could result in a decrease in our spread between our policy liability crediting rates and our investment earned rates. This could also negatively impact our liquidity.

We face potential liquidity risks if policyholders with mature policies elect to receive lump sum distributions at greater levels than anticipated. Our whole life and endowment products provide the policyholder with alternatives once the policy matures. The policyholder can choose to take a lump sum payout or leave the money on deposit at interest with the Company. As of December 31, 2018, the Company has a significant amount of endowment products representing approximately 46.0% of total insurance in force with older contracts sold historically that will begin reaching their maturities over the next several years. It is uncertain how policyholders will react in response to these maturities. If policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell securities at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholder were to leave the money on deposit with the Company at interest, our profitability could be negatively impacted if the product guaranteed rate is higher than the current market rate we can earn on our investments.

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

If interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured, prepaid, been sold, or called at lower yields, reducing our investment margin.  Our fixed income bond portfolio is exposed to interest rate risk as approximately 56% of the portfolio is callable as of December 31, 2018.  Lowering our interest crediting rates can help offset decreases in investment margins on some of our products.  However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields.

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

In particular, at December 31, 2018, fixed maturities represented $1.2 billion or 91.7% of our total investments of $1.3 billion. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows resulting from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our consolidated financial statements, as all of our fixed maturities are classified as available-for-sale, with changes in fair value reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. Although at December 31, 2018, approximately 98.1% of our fixed maturities were investment grade with 75.5% rated A or above, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could be downgraded (with a concurrent decrease in fair value) and, in a worst-case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

Gross unrealized losses on available-for-sale fixed maturity securities may be realized or result in future impairments, resulting in a reduction in our net income.

Fixed maturity securities classified as available-for-sale are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from our net income.  Our total gross unrealized losses on our available-for-sale securities portfolio at December 31, 2018 were $11.3 million.  The accumulated change in estimated fair value of these securities is recognized in net income when the gain or loss is realized upon sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken.  Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

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

Unanticipated increases in early policyholder withdrawals or surrenders or elections by policyholders to deposit distributions at maturity in guaranteed interest contracts could negatively impact liquidity.

A primary liquidity concern is the risk of unanticipated or extraordinary early policyholder withdrawals or surrenders. Our insurance policies include provisions, such as surrender charges, that help limit and discourage early withdrawals, and we track and manage liabilities and attempt to align our investment portfolio to maintain sufficient liquidity to support anticipated withdrawal demands. However, early withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, including changes in economic conditions, changes in policyholder behavior or financial needs, changes in relationships with our independent consultants, changes in our claims-paying ability, or increases in surrenders among policies that have been inforce for more than fifteen years and are no longer subject to surrender charges. In addition, our whole life and endowment products provide the policyholder with alternatives once the policy matures.  The policyholder can choose to take a lump sum payout or leave the money on deposit at interest with the Company.  The Company has a significant amount of endowment products, with older contracts sold historically that will begin reaching their maturities over the next several years and policyholder election behavior is not known. If policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Any of these occurrences could adversely affect our liquidity, profitability and financial condition.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

At December 31, 2018, we had $155.7 million of deferred policy acquisition costs, or DAC.  DAC represents costs that vary with and are directly related to the successful sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies.  These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.  Under U.S. GAAP for our type of insurance products, DAC is amortized over the premium-paying period of the policies.

In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies.  This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies.  At December 31, 2018, we had $15.2 million of CCRA.  We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

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

Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition.  Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the "reporting unit" level, which is either an operating segment or a business that is one level below the operating segment.  Goodwill is impaired if its carrying value exceeds its implied fair value.  This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units.  If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition.  In 2017, we recognized a goodwill impairment of $4.6 million on our Home Service segment. Goodwill in our consolidated financial statements related to our Life segment was $12.6 million as of December 31, 2018.

Management’s determination of the fair value of each reporting unit incorporates multiple inputs including qualitative and quantitative factors such as discounted cash flow calculations based on assumptions that market participants would make in valuing the reporting unit. Other assumptions can include levels of economic capital, future business growth, and earnings projections and trends.

Our conversion to a new actuarial valuation system is not yet complete and contains known uncertainties that could result in identification of additional errors in our financial reporting.

The Company is in the process of converting its actuarial valuation from a third-party service provider to an actuarial valuation modeling software system purchased from a vendor. In connection with our ongoing actuarial valuation conversion, certain legacy

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

system immaterial errors were discovered in 2018, 2017 and 2016. As we complete this validation and conversion, we could identify additional differences that will be evaluated for financial reporting purposes. The conversion to the new system has been completed for some of our individual company valuations but is on-going for others and is expected to be completed in the next one to two years.

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

Our reinsurance facilities are generally subject to annual renewal.  We may not be able to maintain our current reinsurance facilities and, even if highly desirable or necessary, we may not be able to obtain replacement reinsurance facilities in adequate amounts or at rates economically attractive to us.  If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposures would increase or, if we are unwilling or unable to bear an increase in net exposures, we may have to reduce the level of our underwriting commitments.  In addition, our reinsurance facilities may be canceled for new business, pursuant to their terms, upon the occurrence of certain specified events, including a change of control of our Company (generally defined as the acquisition of 10% or more of our voting equity securities) or the failure of our insurance company subsidiaries to maintain the minimum required levels of statutory surplus.  Any of these potential developments could materially adversely affect our revenues, results of operations and financial condition.

In 2018, we reinsured $490.3 million of the face amount of our life insurance policies.  Amounts reinsured in 2018 represented 10.1% of the face amount of direct life insurance in force in that year.  Although the cost of reinsurance is, in some cases, reflected in premium rates, under certain reinsurance agreements, the reinsurer may increase the rate it charges us for reinsurance.  If our cost of reinsurance were to increase, we might not be able to recover these increased costs, and our results of operations and financial condition could be materially adversely affected.  See Note 5 - "Reinsurance" in the notes to our Company's consolidated financial statements.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

from entering such markets.  In connection with our business with foreign nationals, we experience competition primarily from the following sources, many of which have substantially greater financial, marketing and other resources than we have:

•
Foreign operated companies with U.S. dollar-denominated policies.  We face direct competition from companies that operate in the same manner as we operate in our international markets, including from a company recently formed by some of our former employees and independent consultants.

•
Foreign operated companies with locally operated subsidiaries that offer both local jurisdiction regulated products in local currency and off-shore U.S. dollar-denominated policies.  This arrangement creates competition in that the U.S. dollar-denominated policies are offered in conjunction with high-need local insurance policies such as health insurance.

•
Local currency policies. These policies provide the benefit of assets located in the country of foreign residents, but entail risks of uncertainty due to local currency fluctuations, as well as the perceived instability and weakness of local currencies.

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

We distribute our insurance products through several distribution channels, including independent marketing firms, independent consultants and our employee agents.  These relationships are significant for both our revenues and our profits.  In our Life Insurance segment, we depend almost exclusively on the services of independent marketing firms and independent consultants.  In our Home Service segment, we depend on employee agents whose role in our distribution process is integral to developing and maintaining relationships with policyholders.  Significant competition exists among insurers in attracting and maintaining marketers of demonstrated ability.  Some of our competitors may offer better compensation packages for marketing firms, independent consultants and agents and broader arrays of products and have a greater diversity of distribution resources, better brand recognition, more competitive pricing, lower cost structures and greater financial strength or claims paying ratings than we do.  We compete with other insurers for marketing firms, independent consultants and employee agents primarily on the basis of our compensation, products and support services.  Any reduction in our ability to attract and retain effective sales representatives could materially adversely affect our revenues, results of operations and financial condition. Modifications in our international business model including, without limitation, our novation to our Bermuda-based entity, CICA Ltd., and our withdrawal from certain markets may have an adverse impact on our ability to attract and retain effective sales representatives.

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

We and our insurance subsidiaries are subject to extensive governmental regulation in the United States, which is subject to change and may increase our costs of doing business, restrict the conduct of our business, increase capital requirements for our insurance subsidiaries and negatively impact our results of operations, liquidity and financial condition.

We and our subsidiaries are subject to extensive regulation and supervision in U.S. jurisdictions where we do business, including state insurance regulations and U.S. federal securities, tax, financial services, privacy, anti-money laundering, bank secrecy, anti-corruption and foreign asset control laws.  Insurance company regulation is generally designed to protect the interests of policyholders, with substantially lesser protections to shareholders of the regulated insurance companies.  To that end, all the states in which we do business have insurance regulatory agencies with broad legal powers with respect to licensing companies to transact business; mandating capital and surplus requirements; regulating trade and claims practices; approving policy forms; restricting companies' ability to enter and exit markets; and restricting or prohibiting the payment of dividends by our subsidiaries to us.

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

Our success depends on our ability to successfully implement new or upgraded systems and technology. For example, during the third quarter of 2018, we completed the implementation of a new Oracle Enterprise Resource Planning application, which has replaced several of our back office legacy systems, such as the general ledger, accounts payable, cash management, and fixed asset systems. We also implemented a new actuarial valuation and modeling system, GGY AXIS, related to CICA and CICA Ltd. actuarial valuations. There are inherent risks associated with the modifications and transition to our new general ledger system and actuarial valuation system, including the potential for inaccurately capturing data as well as system disruptions. Either of these problems, if not anticipated and appropriately mitigated, could have a negative impact on our ability to provide timely and accurate financial reporting and have a material adverse effect on our results of operations and financial condition.

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

As disclosed in Part II, Item 9A of this Annual Report on Form 10-K, we have identified a deficiency in our internal control over financial reporting that constitutes a material weakness and for which remediation is still in process as of December 31, 2018. If we fail to design effective controls, fail to remediate control deficiencies or fail to otherwise maintain effective internal control over financial reporting in the future, such failures could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors to lose confidence in our financial statements, have a negative effect on the trading price of our common stock, limit our ability to obtain financing if needed or increase the cost of any financing we may obtain. In addition, these failures may negatively impact our business, financial condition and results of operations, impair our ability to timely file our periodic reports with the SEC, subject us to litigation and regulatory scrutiny and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

A cyber attack or other security breach could disrupt our operations, result in the unauthorized disclosure or loss of confidential data, damage our reputation or relationships, and expose us to significant financial and legal liability, which may adversely affect our business, results of operations, or financial condition.

We store confidential information about our business and our policyholders, independent marketing firms, independent consultants and employee-agents and others on our information technology systems, including proprietary and personally identifiable information. As part of our normal business operations, we use this information and engage third-party providers, including outsourcing, cloud computing, and other business partners, that store, access, process, and transmit such information on our behalf. We devote significant resources and employ security measures to help protect our information technology systems and confidential information, and we have programs in place to detect, contain, and respond to information security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we and our third-party providers may be unable to anticipate these techniques or implement adequate preventative measures. In addition, hardware, software, or applications we develop or procure from third parties or through open source solutions may contain defects in design or manufacture or other problems that could unexpectedly compromise our information security. Unauthorized parties, whether within or outside our company, may disrupt or gain access to our systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, or other cyber attacks, computer viruses, malicious codes, and similar means of unauthorized and destructive tampering.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

We and our third-party providers may experience information security incidents from time to time. There is no assurance that our security systems and measures will be able to prevent, mitigate, or remediate future incidents. A successful penetration or circumvention of the security of our information technology systems, or those of third parties with whom we do business, could cause serious negative consequences for us, including significant disruption of our operations, unauthorized disclosure or loss of confidential information, harm to our brand or reputation, loss of customers and revenues, violations of privacy and other laws, and exposure to litigation, monetary damages, regulatory enforcement proceedings, fines, and potentially criminal proceedings and penalties. If we are unaware of the incident for some time after it occurs, our exposure could increase. In addition, the costs to address or remediate systems disruptions or security threats or vulnerabilities, whether before or after an incident, could be significant. As we continue to build our digital capabilities and focus on enhancing the customer experience, the amount of information that we retain and share with third parties is likely to grow, increasing the cost to prevent data security breaches and the cost and potential consequences of such breaches. An information technology systems failure could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators.

The failure of our business recovery and incident management processes to resume our business operations in the event of a catastrophe, cyber attack, or other event could adversely affect our profitability, results of operations, or financial condition.

In the event of a disaster such as a catastrophe, an epidemic, a cyber attack, cyber security breach or other information technology systems failure, a terrorist attack, or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those problems affect our information technology systems and destroy valuable data or result in a significant failure of our internal control environment. In addition, in the event that a significant number of our employees were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised.

The failure of our information technology and/or disaster recovery systems for any reason could cause significant interruptions or malfunctions in our or our customers’ operations and result in the loss, theft, or failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions, legal claims, and increased expenses, and lead to a loss of customers and revenues.

We depend on the ability of our insurance subsidiaries to make payments to us in sufficient amounts for us to conduct our operations. Our insurance subsidiaries are restricted by applicable laws and regulations in the amounts of payments they may make to us and their ability to transfer funds to us may be impaired by adverse financial results or a change in capital requirements. Accordingly, internal sources of capital and liquidity may not always be sufficient. If we need to seek external capital, adverse market conditions may affect our access to capital or our cost of capital.

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

Additionally, any change in demand for our insurance subsidiaries’ products or an increase in the incidence of new claims or the duration of existing claims could negatively impact their cash flows from operations. Deterioration in the credit market, which could delay our and our insurance subsidiaries’ ability to sell positions in certain of fixed maturity securities in a timely manner, could also negatively impact our and our insurance subsidiaries’ cash flows. Regulatory changes such as those discussed herein

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

in this Item 1A may impose higher capital or reserve requirements on our insurance subsidiaries and/or implement other requirements which could unfavorably affect our liquidity. Without sufficient liquidity, our ability to maintain and grow our operations would be limited. If our internal sources of liquidity prove to be insufficient, we may be unable to successfully obtain additional financing and capital on favorable terms, or at all, which may adversely affect us.

If our financial results are unfavorable, we may need to increase our capital in order to satisfy regulatory requirements. Maintaining appropriate levels of statutory surplus is considered important not only by us but by insurance regulatory authorities in the U.S. and Bermuda. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny or action by regulatory authorities. Need for additional capital may limit a subsidiary's ability to distribute funds to our holding companies.

Obtaining financing for even a small amount of capital could be challenging in unfavorable market conditions and during periods of economic uncertainty. The markets may exert downward pressure on availability of liquidity and credit capacity for certain issuers. The availability of financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and the possibility that customers or lenders could develop a negative perception of our financial prospects. Similarly, our access to funds may be impaired if regulatory authorities take negative actions against us. Raising capital in unfavorable market conditions could increase our interest expense or negatively impact our shareholders through increased dilution of their common stock in the Company.

Unexpected losses in future reporting periods may require us to record a valuation allowance against our deferred tax assets.

We evaluate our deferred tax asset ("DTA") quarterly for recoverability based on available evidence.  This process involves management's judgment about assumptions, which are subject to change from period to period due to tax rate changes or variances between our projected operating performance and our actual results.  Ultimately, future adjustments to the DTA valuation allowance, if any, will be determined based upon changes in the expected realization of the net deferred tax assets.  The realization of the deferred tax assets depends on the existence of sufficient taxable income in either the carry back or carry forward periods under applicable tax law.  Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we may be required to record a valuation allowance in future reporting periods.  Such an adjustment could have a material adverse effect on our results of operation, financial condition and capital position.

We face a greater risk of money laundering activity associated with sales derived from residents of certain foreign countries.

Some of our top international markets are in countries identified by the U.S. Department of State as jurisdictions of high risk for money laundering. As required by Bank Secrecy Act ("BSA") regulations applicable to insurance companies, we have developed and implemented an anti-money laundering program that includes policies and procedures for complying with our applicable BSA program, auditing, reporting and recordkeeping requirements and for deterring, preventing and detecting potential money laundering, fraud and other criminal activity ("BSA Program"). We have an enhanced BSA Program with additional controls, such as watch-list screening software beyond sanctions screening required by the Office of Foreign Assets Control ("OFAC"), enhanced payment due diligence and transaction controls. However, there can be no assurance that these enhanced controls will entirely mitigate money laundering risk associated with these jurisdictions.

Events that damage our reputation may adversely affect our business, results of operations, or financial condition.

There are many events which may harm our reputation, including, but not limited to, those discussed in this Item 1A regarding regulatory investigations, legal proceedings, cyber or other information security incidents and disputes with our independent consultants.

In addition, as an insurance company, we are paid to accept certain risks. Those who conduct our business, including executive officers and members of management, and to some extent, independent consultants, do so in part by making decisions that involve exposing us to risk. These include decisions such as maintaining effective underwriting and pricing discipline, maintaining effective claim management and customer service performance, managing our investment portfolio, delivering effective technology solutions, complying with established sales practices, executing our capital management strategy, exiting a line of business and/or pursuing strategic growth initiatives, and other decisions. Although we employ controls and procedures designed to monitor business decisions and prevent us from taking excessive risks or unintentionally failing to comply with internal policies and practices such that errors occur, there can be no assurance that these controls and procedures will be effective. If our employees and independent consultants take excessive risks and/or fail to comply with internal policies and practices, the impact of those events may damage our market position and reputation.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Depending on the severity of the damage to our reputation, we may be unable to effectively compete for new products or retain our existing business, which could adversely affect our results of operations or financial condition. Damage to our reputation may also hinder our ability to raise new capital and/or increase our cost of capital.

Risks Relating to Our Capital Stock

If our foreign policyholders reduced or ceased participation in our Citizens's Inc. Stock Investment Plan (the "CISIP") or if a securities regulatory authority were to deem the CISIP's operation contrary to securities laws, the volume of Class A common stock purchased on the open market through the CISIP, and the price of our Class A common stock, could fall.

More than 95% of the shares of Class A common stock purchased under the CISIP in 2018 were purchased by foreign holders of life insurance policies (or related brokers); the remaining 5% of the shares of Class A common stock purchased under the CISIP in 2018 were purchased by approximately 1,723 participants residing in the United States. The CISIP is registered with the SEC pursuant to a registration statement under the Securities Act of 1933, but is not registered under the laws of any foreign jurisdiction.  If a foreign securities regulatory authority were to determine the offer and sale of our Class A common stock under the CISIP were contrary to applicable laws and regulations of its jurisdiction, such authority may issue or assert a fine, penalty or cease and desist order against us in that foreign jurisdiction. There is a risk our Class A common stock price could be negatively impacted by a decrease in participation in the CISIP.  If fewer policyholders elect to participate in the Plan, or our international premium collections were to decrease as a result of regulatory, economic, or marketing impediments, the trading volume of our Class A common stock may decline from its present levels, the demand for our Class A common stock could be negatively impacted and the price of our Class A common stock could fall.

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

To date, the estate process related to the Class B common stock is not complete and the required state insurance regulatory approvals for change of control to occur have not been received. Therefore, the Trust, of which Mr. Riley's estate is the trustee, currently remains the holder of record of the Class B common stock. The Foundation and the Estate of Harold E. Riley are proceeding independent of the Company to obtain regulatory approval from the Colorado Division of Insurance, the Texas Department of Insurance, the Louisiana Department of Insurance and the Mississippi Department of Insurance through the requisite Form A approval process. The Company does not know if or when regulatory approvals of the transfer ultimately will be granted. If such approvals are obtained from the states' department of insurances listed above, the Company will record the transfer of the controlling Class B common stock from the Trust to the Foundation in the Company's shareholder records.

The Foundation is organized as a public support charity for the benefit of its charitable beneficiaries, Baylor University and Southwestern Baptist Theological Seminary. The Foundation is governed by a board of trustees appointed by Harold Riley prior to his death, Baylor University and Southwestern Baptist Theological Seminary. It is unclear what, if any, change may occur to our Board, management, or corporate operating strategies as a result of ownership of our Class B common stock by the Foundation.

If and when the Foundation becomes the record holder of the Class B common stock, the first of two prongs of certain "change in control" provisions in the employment agreement of our President and Chief Executive Officer, Geoffrey Kolander, dated January 23, 2019 will be triggered. Under Mr. Kolander's new employment agreement effective January 1, 2019, a "change in control" includes, among other things (1) the regulatory approval of the transfer of the Class B common stock from the Trust to any individual, entity or group, other than regulatory approval of a transaction wherein the Company is the first to repurchase the Class B common stock directly from the Trust or the Foundation and (2) the exercise of a power of attorney granted by Harold E. Riley over the Company's Class B common stock by the Trust or the Foundation. If his employment is terminated by Mr. Kolander or

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

by the Company without cause, in each case, within eighteen (18) months of a change in control, Mr. Kolander would be entitled to receive certain cash payments and benefits.

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

We interface with and distribute our products to residents of foreign countries that may be subject to the risks disclosed in our Item 1A. Risk Factor under the heading, "A substantial majority of our sales derives from residents of foreign countries and is subject to risks associated with widespread political instability, currency control laws and foreign insurance laws. A significant loss of sales in these foreign markets could have a material adverse effect on our results of operations and financial condition". Venezuela is one such example. Accordingly, from time to time, bloggers or other social media outlets relevant to investors may focus attention on our exposure to these countries and the negative circumstances surrounding their governments, thereby subjecting us to periodic negative publicity.  Negative publicity on investor blogs or through other media channels could impact trading in our stock especially due to aggressive and coordinated efforts between anonymous bloggers and short sellers which may ultimately cause the market price of our Class A common stock to fall.

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

The following provisions in our articles of incorporation and bylaws make it difficult for our Class A shareholders to replace or remove our directors and have other anti-takeover effects that may delay, deter or prevent a takeover attempt:

•
holders of shares of our Class B common stock elect a simple majority of our Board, and all of these shares are held by the Harold E. Riley Trust until such time that the Harold E. Riley Foundation receives regulatory approval for acquisition of the Class B common stock and becomes holder of record; and

•	our Board may issue one or more series of preferred stock without the approval of our shareholders.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

We lease our principal office in Austin, Texas to service all business entities and operations. We also lease space for our office in Bermuda related to CICA Ltd. In 2018, we owned properties in Austin and Buchanan Dam, Texas used for our general business operations and properties in Louisiana related to our Home Service segment and business operations. On February 15, 2019, we sold an owned building located at 400 East Anderson Lane and a nearby property in Austin to a third-party. Following the sales, we no longer own any property in Austin.

Item 3.   LEGAL PROCEEDINGS

Litigation

As disclosed in prior periods, the legal and regulatory actions facing the Company include those relating to compliance with U.S. federal securities laws. Specifically, the Company has been the subject of an investigation by the Securities and Exchange Commission ("SEC"), which was focused on the Company’s internal control over financial reporting and disclosure controls and procedures in light of the Company’s determination in 2015 that a portion of the life insurance and annuity policies issued by its subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code of 1986, (the "Investigation"). On August 22, 2018, the Company received a notice from the SEC (the "Notice") stating that the SEC has concluded the Investigation and, based on the information that the SEC had as of the date of the Notice, the SEC has decided to not recommend an enforcement action against the Company relating to the Investigation. The Notice was provided under the guidelines set forth in the final paragraph of Securities Act Release No. 5310.

There are no material pending legal proceedings in which we or any of our subsidiaries is a party or in which any of our or their property is the subject. From time to time we are subject to legal and regulatory actions relating to our business. We defend all claims vigorously.  As a result, we incur defense costs, including attorneys' fees, other direct litigation costs and the expenditure of management time that otherwise would be devoted to our business. If we suffer an adverse judgment as a result of litigation claims, it could have a material adverse effect on our business, results of operations and financial condition.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol CIA. All of our Class B common stock is owned by the Trust; therefore, there is no public trading market for our Class B common stock.

The number of stockholders on record on March 4, 2019 was as follows:

•	Class A Common Stock - 94,048

•	Class B Common Stock - 1

We have never paid cash dividends on our Class A or B common stock and do not expect to pay cash dividends in the foreseeable future, as it is our policy to retain earnings for use in the operation and expansion of our business.

We did not purchase any of our equity securities during 2016, 2017 or 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, the Citizens Inc. Omnibus Incentive Plan as of December 31, 2018. See Note 11 - "Stock Compensation" in the notes to our consolidated financial statements for additional information regarding our Omnibus Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans

Equity compensation plans approved by security holders	118,772	$7.19	3,000,000

Equity compensation plans not approved by security holders	—	—	—

Total	118,772	$7.19	3,000,000

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Performance Comparison

The following graph compares the change in the Company’s cumulative total stockholder return on its common stock over a five-year period.  The following graph assumes a $100 investment on December 31, 2013, and reinvestment of all dividends in each of the Company’s common shares, the New York Stock Exchange ("NYSE") Composite and the Hemscott Group Index, a peer group of major U.S.-based insurance companies.

	2013	2014	2015	2016	2017	2018
Citizens, Inc.	$100.00	86.86	84.91	112.23	84.00	85.94
NYSE Composite	$100.00	106.75	102.38	114.61	136.07	123.89
Peer Group	$100.00	104.93	97.79	105.11	124.65	95.64

The peer group index weights individual company returns for stock market capitalization. The companies included in the peer group index are shown in the following table.

American Equity Investment Life Holding Co	Independence Holding Co	Prudential Financial, Inc
Atlantic American Corp	Kansas City Life Insurance Co	Prudential Plc
Aviva Plc	Lincoln National Corp	Reinsurance Group Of America, Inc
China Life Insurance Co Ltd	Metlife, Inc	Torchmark Corp
Citizens Inc	National Western Life Group, Inc	UTG, Inc
Genworth Financial, Inc	Primerica, Inc

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Item 6.    SELECTED FINANCIAL DATA

The following table presents selected financial data of the Company.  This should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.

	Years ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Operating items
Insurance premiums	$187,860	197,720	197,876	194,480	188,532
Net investment income	54,205	53,146	48,560	45,782	41,062
Realized investment gains (losses)	108	518	(1,985)	(5,459)	(19)
Total revenues	244,006	252,627	245,406	236,268	230,225
Net income (loss) before federal income taxes	2,002	(2,986)	5,483	(1,943)	(1,950)
Net income (loss)	(11,062)	(38,127)	1,969	(3,143)	(5,970)
Balance sheet data
Total assets	1,615,561	1,644,453	1,583,668	1,480,751	1,413,798
Total liabilities	1,427,828	1,420,940	1,334,568	1,233,825	1,151,466
Total stockholders' equity	187,733	223,513	249,100	246,926	262,332
Life insurance in force	4,350,538	4,469,735	4,497,735	4,478,202	4,662,660
Per share data
Book value per share	3.75	4.46	4.97	4.93	5.24
Basic and diluted earnings (losses) per Class A share	(0.22)	(0.77)	0.04	(0.06)	(0.12)

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

Pricing adequacy depends on a number of factors, including the ability to obtain regulatory approval for rate changes, proper evaluation of underwriting risks, the ability to project future losses based on historical loss experience adjusted for known trends, the Company’s response to competitors, and expectations about regulatory and legal developments and expense levels. The Company seeks to price our insurance policies such that insurance premiums and future net investment income earned on premiums received will cover underwriting expenses and the ultimate cost of paying claims reported on the policies and provide for a profit margin. The Company has the ability to adjust dividend scales and interest crediting rates at its discretion based on economic and other factors. The profitability of fixed annuities, riders and other "spread-based" product features depends largely on the Company’s ability to earn target spreads between earned investment rates on assets and interest credited to policyholders.

The investment return, or yield, on invested assets is an important element of the Company’s earnings since insurance products are priced with the assumption that premiums received can be invested for a period of time before benefits are paid.  The majority of the Company’s invested assets have been held in fixed maturities available-for-sale securities, primarily in asset classes of corporate bonds, municipal bonds, and government obligation bonds. The interest rate environment has a significant impact on the determination of insurance contract liabilities, our investment rates and yields and our asset/liability management.

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

We previously announced that we determined that a portion of the life and annuity insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986.  Further, we have determined that the structure of our policies sold to non-U.S. citizens, which were novated to CICA Life Ltd. ("CICA Ltd."), our Bermuda affiliate effective July 1, 2018, may have inadvertently

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

generated US source income over time.  We have incurred significant costs in the evaluation process of this issue as we have engaged legal, tax and actuarial consultants to assist us in this review and remediation. We have established a best estimate reserve of $10.0 million, net of tax as of December 31, 2018 for probable liabilities and expenses and the probability weighted range of financial estimates relative to this issue is $6.0 million to $52.5 million, net of tax. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, the methodology applicable to the calculation of taxable benefits under non-compliant policies and the amount of time and resources we will require from external advisors who are assisting us with resolving these issues. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses.

On May 17, 2017, we submitted an offer to enter into Closing Agreements with the IRS covering the CICA and CNLIC domestic life insurance business. The toll charges calculated and enumerated in the Closing Agreements totaled $124,000 and $4,000 for the CICA and CNLIC domestic life insurance businesses, respectively. We have not yet received any correspondence from the IRS related to our submissions.

Our on-going strategic initiatives as defined by our executive team and Board of Directors (the "Board") require that we commit resources as necessary. See a discussion of our strategic initiatives in Part 1, Item 1. Business.

Current Financial Highlights

Our 2018 financial results are driven by our historical business management model and traditional life insurance product sales. Although interest rates have risen recently, the historically low interest rate environment continues to impact our results and our industry as investment yields are an integral component of our business operations.

•	Our assets decreased $29 million from 2017 to 2018 and totaled $1.6 billion as of December 31, 2018.

•
Total stockholders' equity decreased from $223.5 million at December 31, 2017, to $187.7 million at December 31, 2018 due to the impact of subpart F income on the novation of all of the international policies issued by our subsidiary, CICA Life Insurance Company of America ("CICA"), to CICA Ltd. effective July 1, 2018 and the Tax Cuts and Jobs Act of 2017 (the "New Tax Act"), which resulted in tax expense for the current period of $13.1 million in 2018. In addition, we recorded a change in unrealized losses on available-for-sale securities of $38.8 million in 2018 due to market interest rates rising from 2017 levels, which reduced the net unrealized gains from $46.0 million down to $7.2 million.

•	Insurance premiums decreased 5.0% in 2018 and 0.1% in 2017, respectively, primarily from our Life Insurance segment, which decreased $9.6 million from 2017.

•
Net investment income increased 2.0% and 9.4% for 2018 and 2017, respectively, primarily due to an increase in the investment asset balances in 2018 compared to the prior year.  The average yield on the consolidated investment portfolio has changed from a yield of 4.31% in 2017 down to 4.17% in 2018, as investment rates available have remained low in the sustained low interest rate environment.

•
Other-than-temporary impairments ("OTTI") items recorded totaled $0.8 million and $0.2 million in 2018 and 2017, respectively, and are reported as realized losses. Realized net investment gains in 2017 resulted from a gain on the sale of a real estate holding totaling $1.1 million offset by OTTI on investment securities.

•	During 2018, claims and surrenders expense increased 9.9% from 2017, primarily due to an increase in surrender benefits and matured endowments in the Life segment compared to the 2017 levels.

•
The change in future policy benefit reserves decreased 36.9% in 2018 compared to 2017 primarily due to changes in actuarial valuation estimates associated with the conversion to the new actuarial valuation system, AXIS, in 2018 that resulted in a decrease in reserves of $11.9 million when compared to 2017.

•	Policyholders' dividends increased 1.5% in 2018 compared to 2017, primarily due to the aging of the participating policies in our Life segment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

•
General expenses increased 2.7% in 2018, due primarily to additional audit fees related to the 2017 audit, higher legal and consulting fees and higher permanent executive salaries and temporary salaries, offset by a decrease in our tax compliance best estimate liability. In 2017, we recognized a $4.6 million impairment of our Home Service goodwill, reducing it down to zero.

•
Amortization of deferred policy acquisition expenses increased from $29.7 million at December 31, 2017 to $34.2 million at December 31, 2018 primarily due to the AXIS actuarial system conversion impacting amortization by $3.7 million in 2018 and higher surrender activity.

Life Insurance.  For almost forty years, CICA and its predecessors had accepted policy applications from foreign nationals for U.S. dollar-denominated ordinary whole life insurance and endowment policies.  We completed a novation of all of the international policies issued by CICA to CICA Ltd., effective July 1, 2018. We make our insurance products available using third-party marketing organizations and independent marketing consultants.

Endowment product sales have been the primary driver of sales in this segment. The Company has noted that the twenty year endowment is our top selling product, followed by an endowment product that matures at age sixty-five.  The Company repriced its top six selling international products as of the beginning of 2017 and introduced minimum guaranteed rates and current crediting rates in these products to allow for adjustment relative to market interest rates as needed.

Through the domestic market of our Life Insurance segment, we collect renewal premiums on ordinary whole life, credit life insurance, and final expense policies issued to middle and lower income families and individuals in certain markets in the mountain west, midwest and southern U.S.  We stopped issuing new domestic life policies in 2017. The majority of our domestic revenues are generated by the policies of domestic life insurance companies we have acquired since 1987.

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

Premiums in this segment decreased slightly in 2018 compared to 2017, as renewal premiums and first year premiums decreased. We noted slight increases in 2017 compared to 2016 which were driven by renewal premiums.

Economic and Insurance Industry Developments

Significant economic issues impacting our business and industry currently and into the future are discussed below.

•
Slow increases in the interest rate environment will limit increases in profit margins for insurers.  We have been impacted by the historically low interest rate environment over the past several years as our fixed income investment portfolio, primarily invested in callable securities, has been reinvested at lower yields.  The Company’s conservative investment strategy has not changed, but we have focused new investments into securities of state, municipalities, essential services and corporate issuers compared to our historical investment in U.S. government holdings. Our investment earnings also impact the reserve and deferred policy acquisition costs ("DAC") balances, as assumptions are used in the development of the balances.  Due to the recent decline in investment yields on our portfolio, our projection of long-term investment returns has declined.  This has resulted in increasing the reserves on policies issued in the current year, as well as reducing the DAC asset.

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

•
There has been a trend toward consolidation of domestic life insurance companies, due to significant losses incurred by the life insurance industry as a result of the low interest rate environment and related economic pressures, as well as increasing costs of regulatory compliance for domestic life insurance companies.

•
Many of the events and trends affecting the life insurance industry have had an impact on the life reinsurance industry.  These events have led to a decline in the availability of reinsurance.  While we currently cede a limited amount

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Revenues:
Premiums:
Life insurance	$181,825	191,342	191,254
Accident and health insurance	1,218	1,392	1,546
Property insurance	4,817	4,986	5,076
Net investment income	54,205	53,146	48,560
Realized investment gains (losses)	108	518	(1,985)
Other income	1,833	1,243	955
Total revenues	$244,006	252,627	245,406

Premium Income.  Premium income derived from life, accident and health, and property insurance sales decreased 5.0% during 2018 compared to 2017 and remained relatively flat during 2017 compared to 2016.  Life insurance premiums reflected a decrease primarily resulting from decreased first year and renewal premiums in our Life segment. See details on the distribution of premiums below and further discussion within Segment Operations.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Premiums:
First year	$17,639	23,726	27,660
Renewal	170,221	173,994	170,216
Total premium	$187,860	197,720	197,876

Endowment sales represent a significant portion of new business sales internationally with the 20-year endowment and endowment to age 65 as our top products.  In addition, most of our life insurance policies contain a policy loan provision, which allows the

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

policyholder to use cash value within a policy to pay premiums.  The policy loan asset balance increased 9.6% and 10.6% in 2018 and 2017, year over year, and remains in line with historical levels when compared to policy benefit liabilities.

Net Investment Income.  Net investment income increased to $54.2 million in 2018 compared to $53.1 million in 2017, as we experienced higher average invested assets in 2018 as a result of our investment of incoming premium revenue. Our yield on average invested assets decreased fourteen basis points from 2017 to 2018 primarily due to higher coupon investments sales, maturities and calls being replaced with lower current market coupon rate investments.

Net investment income performance is summarized as follows.

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except for %)
Net investment income	$54,205	53,146	48,560
Average invested assets, at amortized cost	1,300,755	1,233,580	1,133,705
Yield on average invested assets	4.17%	4.31%	4.28%

We have traditionally invested in fixed maturity securities with a large percentage held in callable issues.  In the later part of 2018, we began a process of repositioning our portfolio into more diversified holdings and maturities as part of our investment management strategy. The sustained low interest rate environment of the past several years has required us to manage a challenging balance of continuing to invest in quality issuers, with durations that consider the lower yielding environment and our investment guidelines and liability maturities. While U.S. Treasury interest rates have risen recently they are still considered to be historically low. The interest rate direction is uncertain but as market interest rates begin to rise, our call risk will diminish, resulting in our fixed securities maturing at the stated maturity dates and our portfolio yield will rise more slowly over time, as new money investments would be made at higher rates.

The annualized yield also decreased during 2018 compared to 2017 due to the decrease in investment income as make-whole calls elected by issuers of the bond instruments held by us declined compared to prior years. These calls resulted in $655,000 of additional net income in 2017 compared to $141,000 in 2018. A make-whole call provision in the bond instruments allows the borrower to pay off the debt early and, in doing so, incur make-whole premiums. This option was elected by borrowers on some of our bond issues as noted.

Investment income from fixed maturity securities accounted for approximately 87.0% of total investment income for the year ended December 31, 2018.  We have increased our investment purchases of AA rated mortgage backed securities in the later part of 2018 as we reposition our distribution in various investment sectors and decrease our municipal holdings. In addition, we currently have $14.7 million invested in equity securities related to bond and stock mutual funds.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Gross investment income:
Fixed maturity securities	$49,126	48,164	43,637
Equity securities	722	708	851
Mortgage loans	12	11	24
Policy loans	6,210	5,735	5,277
Long-term investments	3	76	305
Other	409	68	89
Total investment income	56,482	54,762	50,183
Less investment expenses	(2,277)	(1,616)	(1,623)
Net investment income	$54,205	53,146	48,560

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Investment income from fixed maturity investments increased in 2018 due to an increase in the portfolio size from new money investment purchases that we made in the later part of 2018 as noted above relative to the fixed maturity portfolio.  In addition, the increase in the policy loans asset balance, which represents policyholders utilizing their accumulated policy cash value to pay for premiums, contributed to the increase to investment income for 2018.  Investment income from equity securities has declined as we have reduced our holdings as discussed above.

Realized Gains (Losses) on Investments.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Realized investment gains (losses):
Sales, calls and maturities
Fixed maturities	$1,792	(506)	2,024
Equity securities	—	121	303
Real estate	—	1,110	—
Property and equipment	(80)	—	—
Realized investment gains	1,712	725	2,327
Change in fair value of equity securities	(828)	—	—
Other-than-temporary impairments ("OTTI"):
Fixed maturities	(776)	—	(3,970)
Equity securities	—	(207)	(342)
Realized losses on OTTI	(776)	(207)	(4,312)
Net realized investment gains (losses)	$108	518	(1,985)

In 2018, we recognized gains of $1.8 million primarily from sales of bonds that had been previously impaired. Net realized investment losses recorded from OTTI on fixed maturities in 2018 resulted from recording losses on securities that we do not intend to hold until recovery in value and due to credit concerns totaling $0.8 million. In 2017 and 2016, we recorded OTTI on fixed maturities and equity securities of $0.2 million and $4.3 million, respectively. Net realized gains in 2017 resulted primarily from a gain of $1.1 million recognized on the sale of a real estate holding reduced by impairments. The OTTI in 2016 was somewhat offset by realized investment gains on sales of fixed maturity securities in our available-for-sale portfolio and sales of equity securities. We also have realized losses in 2018 on equity securities adjustments to fair value with the adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities of $0.8 million.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Benefits and Expenses

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$91,103	82,905	81,367
Increase in future policy benefit reserves	47,947	76,029	75,881
Policyholders' dividends	6,362	6,268	6,832
Total insurance benefits paid or provided	145,412	165,202	164,080
Commissions	34,962	41,324	44,641
Other general expenses	47,632	46,388	33,356
Capitalization of deferred policy acquisition costs	(22,695)	(29,120)	(32,732)
Amortization of deferred policy acquisition costs	34,235	29,690	28,515
Amortization of cost of customer relationships acquired	2,458	2,129	2,063
Total benefits and expenses	$242,004	255,613	239,923

Claims and Surrenders.  As noted in the table below, claims and surrenders increased from $82.9 million in 2017 to $91.1 million in 2018.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Death claims	$22,598	22,773	23,104
Surrender expenses	41,176	37,192	33,686
Endowment benefits	13,341	15,134	16,173
Matured endowments	9,088	2,882	3,392
Property claims	1,648	1,744	1,941
Accident and health benefits	260	310	462
Other policy benefits	2,992	2,870	2,609
Total claims and surrenders	$91,103	82,905	81,367

•	The Company monitors death claims based upon expectations. These values may routinely fluctuate from year to year.

•
Policy surrenders increased 10.7% in 2018 and 10.4% in 2017, or 0.9% and 0.7% of direct ordinary whole life insurance in force for 2018 and 2017, respectively.  The increase in surrender expense is primarily related to our international business. A significant portion of surrenders relates to policies that have been in force over fifteen years and no longer have a surrender charge associated with them.  Total direct insurance in force reported in 2018 was $4.8 billion, which was consistent with 2017 and 2016.

•
Endowment benefits decreased 11.8% in 2018 compared to 2017 amounts. We have a series of international policies that carry an immediate endowment benefit of an amount selected by the policy owner.  These benefits have been popular in the Pacific Rim and Latin America, where the Company has experienced increased interest in our guaranteed products.  Annual guaranteed endowments are factored into the premium, and, as such, the increase or decrease is expected to have little impact on expected profitability.

•
Matured endowments increased 215.3% in the 2018 after decreasing in 2017. This increase has been anticipated based upon the date of when our policy endowment contracts were sold and the expected endowment maturities as set forth in the contracts.

•	Property claims decreased 5.5% to approximately $1.6 million in 2018 compared with the amount reported for 2017 due to a decrease in weather-related claims.

•	Other policy benefits resulted primarily from interest paid on premium deposits and policy benefit accumulations and increased as these policy liabilities also increased.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves decreased 36.9% in 2018 compared to 2017 and increased 0.2% in 2017 compared to 2016. The 2018 decrease was primarily due to changes in actuarial valuation estimates associated with the conversion to the new actuarial valuation system, AXIS, in 2018 that resulted in a decrease in reserves of $11.9 million when compared to 2017. The remaining changes in future policy benefit reserves are largely driven by policyholder activity (e.g. premiums, surrenders, etc). See Note 1 - "Summary of Accounting Policies" in the notes to our consolidated financial statements for a discussion of the conversion to our new actuarial system and the impact on our reserves.

Policyholder Dividends.  The Company issues long duration participating policies in our Life segment to foreign residents that are expected to pay dividends to policyholders based upon actual experience. Initially, policyholder dividend scales are factored into the guaranteed premiums at the time the product is developed, based on expected future experience and desired profit goals. As actual and expected experience develops over time, it can become necessary to adjust dividends, as we did at the end of 2015 when our expense to policyholders was $10.7 million, in order to maintain long term product profitability. Policyholders' dividends have remained relatively consistent at $6.4 million, $6.3 million and $6.8 million in 2018, 2017, and 2016, respectively.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Commissions.  Commission expense fluctuates in a direct relationship to new and renewal insurance premiums and has decreased 15.4% in 2018 compared to 2017 as first year premium revenues, on which higher commission rates are paid, declined in the Life segment and renewal premiums were also down 2.7%.

Other General Expenses.  Total general expenses increased 2.7% on a consolidated basis in 2018 compared to 2017 due primarily to increased consulting and audit fees of $2.1 million related to the 2017 audit costs incurred in 2018, as well as higher employee salaries and bonuses of $2.3 million, including related employee benefits paid to top executives. We also noted an increase in rent of approximately $1.0 million in 2018 compared to 2017. General expenses increased 39.1% on a consolidated basis from 2016 to 2017 due primarily to the tax compliance liability estimate adjustment we first reported in 2014 and a write-off of $4.6 million of our Home Service goodwill in 2017.

We perform an expense study on an annual basis, utilizing an enterprise-wide time study, and we adjust cost allocations among entities as needed based upon this review.  Any allocation changes are reflected in the segment operations, but do not impact total expenses.

Capitalization of Deferred Policy Acquisition Costs.  Capitalized DAC were $22.7 million, $29.1 million and $32.7 million in 2018, 2017 and 2016.  Decreases in capitalized amounts are in line with the decreases noted in sales activity. These costs will vary based upon successful efforts related to newly issued policies and renewal business.  Significantly lower amounts are capitalized related to renewal business in correlation with the lower commissions paid on that business compared to first year business which has higher commission rates.

Amortization of Deferred Policy Acquisition Costs. Amortization of DAC totaled $34.2 million, $29.7 million and $28.5 million in 2018, 2017 and 2016, respectively, which primarily resulted from the AXIS actuarial system conversion impacting amortization by $3.7 million in 2018 and due to the higher surrender activity, including early duration elections to convert existing policies to reduced paid up ("RPU") or extended term insurance ("ETI") status in 2018 and 2017. There are higher deferred acquisition costs associated with early duration conversions to RPU or ETI, which, when converted, increases amortization expense. Amortization of deferred policy acquisition costs is impacted by persistency and the higher level of surrenders is impacting our amortization.

Amortization of Cost of Customer Relationships Acquired ("COIA"). Amortization of COIA increased in 2018 due to an update in our Home Service segment assumptions that resulted in a true up adjustment of approximately $663,000.

Federal Income Tax.  Federal income tax expense was $13.1 million, $35.1 million and $3.5 million in 2018, 2017 and 2016, respectively, resulting in effective tax rates of 652.6%, (1,176.9)% and 64.1%, respectively.  Subsequent to the novation, the insurance activity of CICA Ltd. is subject to Subpart F of the IRC and, therefore, is included in Citizens’s taxable income. The Subpart F income inclusion generated $18.4 million of federal income tax expense in 2018, which was largely driven by the impact of the novation transaction. The significant changes in effective tax rates noted in 2017 are the result of the New Tax Act enacted at the end of 2017 and the tax compliance issue we identified in 2014, which impacted our effective tax rates in each year as these costs are not deductible for tax purposes. Additionally, the Company recorded a tax expense in each year for an uncertain tax position that is affecting the tax rates. Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes. Refer to Note 9 - "Income Taxes" in the notes to our consolidated financial statements for further discussion.

Segment Operations

Our business is comprised of two operating business segments and Other Non-Insurance Operations as detailed below.

•	Life Insurance

•	Home Service Insurance

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Our insurance operations are the primary focus of the Company, as those segments generate the most of our income.  The amount of insurance, number of policies, and average face amounts of policies issued during the periods indicated are shown below.

	Years Ended December 31,
	2018			2017
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$231,142,212	3,786	$61,052	$302,571,460	5,296	$57,132
Home Service	171,188,227	24,308	7,042	182,144,245	26,762	6,806

The number of policies issued decreased 28.5% and 9.2% for the Life and Home Service segments in 2018 and 2017, respectively. We believe that the decline in new business applications in our Life segment was driven by several factors but primarily the political instability in Venezuela, uncertainty around the novation to Bermuda, ceasing sales in Brazil, and slower acceptance of the new product set that we repriced and submitted to the market beginning in 2017. While the number of policies issued declined during 2018, the average face amount issued increased, which results in overall premium income not declining at the same rate as policy issuances.

These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance based on net income before federal income taxes.

	Income (Loss) Before Federal Income Taxes
	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Segments:
Life Insurance	$12,085	5,394	5,391
Home Service Insurance	(2,496)	(5,599)	2,339
Total Segments	9,589	(205)	7,730
Other Non-Insurance Operations	(7,587)	(2,781)	(2,247)
Total	$2,002	(2,986)	5,483

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Life Insurance

Our Life Insurance segment primarily issues ordinary whole life insurance and endowment policies in U.S. dollar-denominated amounts to foreign residents in more than 20 countries through approximately 1,110 independent marketing consultants, and domestically through over 50 independent marketing firms and consultants throughout the United States.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Revenue:
Premiums	$141,146	150,708	151,195
Net investment income	39,985	38,578	33,350
Realized investment gains (losses), net	358	(461)	(1,685)
Other income	1,833	1,061	882
Total revenue	183,322	189,886	183,742
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	69,149	60,393	58,440
Increase in future policy benefit reserves	43,671	70,783	71,373
Policyholders' dividends	6,316	6,226	6,774
Total insurance benefits paid or provided	119,136	137,402	136,587
Commissions	20,079	25,760	29,235
Other general expenses	18,718	18,597	14,284
Capitalization of deferred policy acquisition costs	(17,194)	(23,157)	(26,742)
Amortization of deferred policy acquisition costs	29,915	25,295	24,428
Amortization of cost of customer relationships acquired	583	595	559
Total benefits and expenses	171,237	184,492	178,351
Income before income tax expense	$12,085	5,394	5,391

Premiums.  Premium revenues decreased in 2018 compared to 2017 as first year premiums decreased 34.2% and 18.8% in 2018 and 2017, respectively. Our renewal premiums for 2018 were comparable to 2016 levels but down from 2017 by 2.7%.

Life Insurance premium breakout is detailed below.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Premiums:
First year	$11,451	17,403	21,434
Renewal	129,695	133,305	129,761
Total premium	$141,146	150,708	151,195

The Company has taken actions over the past few years that may be negatively impacting our current sales levels. In 2016, the Company reduced discretionary dividends on existing international policies in response to the sustained low interest rate environment. This was the first time in the Company's history that it had adjusted this policy benefit. In 2017, the Company introduced a set of repriced products in response to the continued low interest rate environment in order to increase profits in our international markets. These measures resulted in more expensive policies for our customers and likely negatively impacted our new sales. In April 2018, in connection with our review of our international business model, we discontinued accepting new life

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

insurance applications from Brazilian citizens or residents. Brazil had been one of our top premium-producing countries in our international life insurance business for the past several years. In addition, Venezuela, which has historically been one of our top markets, has experienced prolonged economic and social turmoil, which has negatively impacted our sales in the country, decreasing approximately 10% from each of 2016 to 2017 and 2017 to 2018.

Endowment sales represent a significant portion of our new business sales internationally and totaled approximately $10.4 million, $13.3 million and $16.5 million, representing approximately 90.8%, 76.4% and 77.0% of total first year premiums in 2018, 2017, and 2016, respectively.

Most of our life insurance policies contain a policy loan provision, which allows the policyholder to use their accumulated cash value of a policy to pay premiums.  These accumulated cash values can also be taken as a cash loan from the policy at the request of the policyholder and are secured by the policy values. The policy loan asset balance increased 9.6% year over year and remains at the same approximate ratio to life reserves as noted in prior years.

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated.

	Years ended December 31,
	2018		2017		2016
	(In thousands, except for %)
Country
Colombia	$27,605	20.0%	$29,200	20.0%	$29,643	20.2%
Venezuela	24,783	18.0	27,997	19.2	31,107	21.2
Taiwan	18,888	13.7	19,535	13.4	18,590	12.7
Ecuador	15,187	11.0	16,440	11.3	15,456	10.5
Brazil	9,978	7.2	11,088	7.6	9,856	6.7
Other Non-U.S.	41,284	30.1	41,714	28.5	41,992	28.7
Total	$137,725	100.0%	$145,974	100.0%	$146,644	100.0%

Sales from Colombia, Venezuela and Ecuador represented the majority of the new business premiums in 2018, 2017 and 2016. Overall our top five countries listed above reflected a decrease in premium levels from 2017 to 2018 with Venezuela leading the decline. Our international business is dependent on our clients having access to U.S. dollars. Our international business and premium collections could be impacted by our inability to comply with current or future foreign laws or regulations applicable to the Company or our independent consultants in the countries from which we accept applications as well as by marketing or operational changes made by the Company to comply with those laws or regulations. Our international business may also be affected by our ongoing strategic review of our business model and by economic or other events in foreign countries in which our

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

policies are marketed. Venezuela, for example, is continuing to experience civil unrest due to local demonstrations against crime, corruption and soaring inflation. See "Item 1A. Risk Factors" for additional information.

The following table sets forth our direct premiums by state from our domestic business for the periods indicated.

	Years ended December 31,
	2018		2017		2016
	(In thousands, except for %)
State
Texas	$1,753	27.8%	$2,096	30.3%	$2,236	32.5%
Indiana	1,150	18.2	1,198	17.3	1,211	17.6
Florida	834	13.2	802	11.6	708	10.3
Missouri	414	6.6	444	6.4	457	6.6
Louisiana	272	4.3	260	3.8	257	3.7
Other States	1,879	29.9	2,109	30.6	2,021	29.3
Total	$6,302	100.0%	$6,909	100.0%	$6,890	100.0%

We discontinued new sales of our non-Home Service domestic products in 2017 while we reevaluate our domestic life strategy; therefore, the majority of the premium recorded in 2017 and all of the premium in 2018 are related to renewal business.

Net Investment Income.  Net investment income has increased due to continued growth in average invested assets even though the annual yield has decreased sixteen basis points in this segment from 2017. We also noted that current securities sales, calls and maturities had an average coupon of 5.84% and new securities that we are currently purchasing have an average coupon of 3.66%. A portion of this decrease in yield is also related to repositioning our portfolio into more diversified holdings and maturities as part of our investment management strategy. See the Investment section below for more detailed information.

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands, except for %)
Net investment income	$39,985	38,578	33,350
Average invested assets, at amortized cost	958,135	890,705	779,592
Annualized yield on average invested assets	4.17%	4.33%	4.28%

Realized Investment Losses, Net.  In 2018, 2017 and 2016, this segment recognized losses on other-than-temporary impairments totaling $0.5 million, $13.5 thousand and $2.3 million, respectively, related to bond and mutual fund holdings.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Claims and Surrenders. A breakout of claims and surrender benefits is detailed below.

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Death claims	$5,880	5,530	5,886
Surrender expenses	38,187	34,275	30,502
Endowment benefits	13,329	15,117	16,160
Matured endowments	8,548	2,364	2,937
Accident and health benefits	229	253	365
Other policy benefits	2,976	2,854	2,590
Total claims and surrenders	$69,149	60,393	58,440

•
Death claims expense increased 6.3% in 2018 compared to 2017 and decreased 6.0% in 2017 compared to 2016. No unusual trends have been noted in our claims experience. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
We noted increases in surrender expense over the last several years, which is primarily related to activity in Colombia and Venezuela and is expected to increase over time due to the aging of this block of business and the larger distribution of in force business in these two top countries, as well as the overall aging of the business in general.  Most of policy surrender benefits paid is attributable to our international business and historically was related to policies that have been in force over fifteen years, when surrender charges are no longer applicable.

•
Endowment benefit expense results from the election by policyholders of a product feature that provides an annual benefit.  This is a fixed benefit over the life of the contract, and this expense will increase with new sales and improved persistency.

•
Matured endowments increased 261.6% in 2018 after decreasing 19.5% in 2017. We expect this increasing trend to continue as this block of business increases, persists and policies begin to reach maturity.

•	Other policy benefits resulted primarily from interest paid on premium deposits and policy benefit accumulations that increased as these policy liabilities also increased.

Increase in Future Policy Benefit Reserves.  Policy benefit reserves in 2018 decreased compared to the same period in 2017, primarily due to changes in actuarial valuation estimates associated with the conversion to the new actuarial valuation system, AXIS, in 2018 that resulted in a decrease in reserves of $11.9 million when compared to 2017.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Policyholder Dividends.  Policyholders' dividends increased 1.4% and decreased 8.1%, respectively in 2018 and 2017, due to the dividend rate actions taken by us at the end of 2016 to improve our product profitability which lowered our expense 36.7% from $10.7 million in 2015 to $6.8 million, $6.2 million and $6.3 million for the years ended 2016, 2017 and 2018, respectively. The Company issues long duration participating policies to foreign residents that are expected to pay dividends to policyholders based upon actual experience.  The life company boards approve any dividends on an annual basis and may change the dividend rates as needed for business purposes. Policyholder dividends are factored into the premiums at the time the product is developed and therefore have no impact on expected profitability.

Commissions.  Commission expenses decreased 22.1% from 2017 to 2018 in line with the reduction in premiums. Commission expense increases or decreases are directly related to increases or decreases in premiums.  First year policy premiums pay a higher commission rate than renewal policy premiums.

Other General Expenses.  Expenses increased 0.7% to $18.7 million in 2018 compared to 2017 and 30.2% to $18.6 million in 2017 compared to 2016. The increase expense levels in both 2018 and 2017 were due primarily to increased consulting and audit fees, as well as higher salaries, bonuses and related employee benefits paid to top executives. The expenses are allocated by segment, based upon an annual expense study performed by the Company.

Capitalization and Amortization of Deferred Policy Acquisition Costs.  Capitalized costs fluctuate in direct relation to commissions. Capitalized costs decreased as commission-related costs decreased in 2018 compared to 2017 and 2016 based upon lower first year and renewal sales levels.  Amortization of DAC increased in 2018 by 18.3% from 2017, which primarily resulted from the AXIS actuarial system conversion changes in estimates due to refinements impacting amortization by $3.7 million in 2018, and as we experienced increased surrender activity in 2018, including early duration elections to convert to reduced paid-up policies or extended term insurance as compared to 2017 and 2016. There are higher deferred acquisition costs associated with early duration conversions to reduced paid-up policies or extended term insurance, which, when converted, increases amortization expense.

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

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Revenue:
Premiums	$46,714	47,012	46,681
Net investment income	13,125	13,132	13,705
Realized investment gains (losses), net	(46)	979	(300)
Other income (loss)	(1)	3	5
Total revenue	59,792	61,126	60,091
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	21,954	22,512	22,927
Increase in future policy benefit reserves	4,276	5,246	4,508
Policyholders' dividends	46	42	58
Total insurance benefits paid or provided	26,276	27,800	27,493
Commissions	14,883	15,564	15,406
Other general expenses	20,435	23,395	15,252
Capitalization of deferred policy acquisition costs	(5,501)	(5,963)	(5,990)
Amortization of deferred policy acquisition costs	4,320	4,395	4,087
Amortization of cost of customer relationships acquired	1,875	1,534	1,504
Total benefits and expenses	62,288	66,725	57,752
Income (loss) before income tax expense	$(2,496)	(5,599)	2,339

Premiums.  The premiums in this segment remained relatively flat in 2018 compared to 2017 and 2016, as the Company did not experience real growth in new business. The slight decline in 2018 is related to our Mississippi business where we have mainly funeral home agents. We initiated training with the funeral agents to promote consistent processing and collection procedures which contributed to lower collections in 2018 compared to 2017.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The following table sets forth our direct premiums by state for the periods indicated.

	Years ended December 31,
	2018		2017		2016
	(In thousands, except for %)
State
Louisiana	$42,898	90.2%	$42,837	89.6%	$42,605	89.6%
Mississippi	2,105	4.4	2,369	5.0	2,450	5.2
Arkansas	1,675	3.5	1,716	3.6	1,602	3.4
Other States	857	1.9	906	1.8	883	1.8
Total	$47,535	100.0%	$47,828	100.0%	$47,540	100.0%

Net Investment Income.  Net investment income decreased in 2018 and 2017 as our average invested assets decreased due to our higher expenses over the past several years, as discussed below.

Net investment income yield for our Home Service Insurance segment is summarized as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands, except for %)
Net investment income	$13,125	13,132	13,705
Average invested assets, at amortized cost	290,443	289,634	294,132
Annualized yield on average invested assets	4.52%	4.53%	4.66%

Realized Investment Gains (Losses), Net.  This segment recognized losses on other-than-temporary impairments totaling $0.2 million in 2018 and 2017 and $2.0 million in 2016, related to bond and mutual fund holdings. A gain of $1.1 million was recognized on the sale of real estate property in 2017.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Claims and Surrenders.  A breakout of claims and surrender benefits is detailed below.

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Death claims	$16,718	17,243	17,218
Surrender expenses	2,988	2,917	3,184
Endowment benefits	12	17	13
Matured endowments	541	518	455
Property claims	1,648	1,744	1,941
Accident and health benefits	31	56	98
Other policy benefits	16	17	18
Total claims and surrenders	$21,954	22,512	22,927

•
Death claims expense decreased 3.0% in 2018 compared to 2017 after remaining relatively flat in 2017 compared to 2016. Death claims can fluctuate from year to year. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•	Surrender expenses are consistent with actuarial expectations and remained relatively consistent.

•
Property claims decreased in 2018 compared to 2017 due to higher reported weather claims experienced in 2017. Property claims decreased in 2017 compared to 2016, which was primarily due to tornado activity in Louisiana and high winds that accompanied the severe flooding in Louisiana during 2016.

Increase in Future Policy Benefit Reserves.  The change in reserves decrease is related to the decrease in current year sales.

Commissions.  Commission expense decreased in 2018, which was in line with the premium levels and was comparable for all three periods presented based upon fluctuations in premiums collected.

Other General Expenses.  Expenses decreased 12.7% in 2018 and increased 53.4% in 2017 compared to prior periods. The increase in 2017 was related to the write-off of our Home Service goodwill value of $4.6 million. Expenses are higher for both 2018 and 2017 due primarily to increased consulting and audit fees, as well as higher salaries, bonuses and related employee benefits paid to top executives. Expenses are allocated by segment based upon an annual expense study performed by the Company.

Capitalization and Amortization of Deferred Policy Acquisition Costs.  DAC capitalization is directly correlated to fluctuations in first year commissions.  Amortization of DAC was relatively flat from 2017 to 2018 (only decreasing by 1.7%) and increased by 7.5% from 2016 to 2017.  The increase in 2016 was primarily due to an increase in surrenders, although both 2016 and 2017 increases reflect the impact of updates in our assumptions as well.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Amortization of Cost of Customer Relationships Acquired. Amortization of COIA increased in 2018 compared to 2017 due to an update in our assumptions that resulted in a true up adjustment of approximately $663,000.

Other Non-Insurance Operations

This operating unit represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under U.S. GAAP, which typically results in a segment loss. The 2018 increase in expenses is related to executive compensation, equity compensation costs and increased audit fees as discussed in the segment analysis.

Investments

The administration of our investment portfolios is handled by our management and, since May 2018, a third-party investment manager, pursuant to Board-approved investment guidelines, with all trading activity approved by each board of Citizens and its insurance subsidiaries.  The guidelines used require that fixed maturities, both government and corporate, are investment grade and comprise a majority of the investment portfolio.  State insurance statutes prescribe the quality and percentage of the various types of investments that may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, mortgage loans and real estate within certain specified percentages.  The assets are intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for our insurance company subsidiaries to meet their respective policyholder obligations.

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets.

	December 31, 2018		December 31, 2017
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands, except for %)
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$15,554	1.1%	$16,304	1.2%
Corporate	381,796	27.5	409,610	30.3
Municipal bonds (1)	720,115	52.0	780,557	57.7
Mortgage-backed (2)	108,698	7.8	1,978	0.1
Asset-backed	4,757	0.3	—	—
Foreign governments	119	—	121	—
Total fixed maturity securities	1,231,039	88.7	1,208,570	89.3
Short-term investments	7,865	0.6	—	—
Cash and cash equivalents	45,492	3.3	46,064	3.4
Other investments:
Policy loans	80,825	5.8	73,735	5.5
Equity securities	15,068	1.1	16,164	1.2
Mortgage loans	186	—	195	—
Real estate and other long-term investments	7,223	0.5	7,452	0.6
Total cash, cash equivalents and investments	$1,387,698	100.0%	$1,352,180	100.0%
(1) Includes $220.6 million and $244.3 million of securities guaranteed by third parties for the years ended December 31, 2018 and 2017, respectively.
(2) Includes $108.5 million and $1.8 million of U.S. Government agencies and government-sponsored enterprise for the years ended December 31, 2018 and 2017, respectively.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The Company has significantly increased investments in mortgage backed securities in the later part of 2018, which now represent 7.8% of the investment portfolio. We began a process of repositioning our portfolio into more diversified holdings and maturities as part of our investment management strategy in the latter part of 2018. The Company is also decreasing our exposure to the municipal bond market, which now represents 52.0% of the investment portfolio in 2018 compared to 57.7% in 2017.

At December 31, 2018, investments in fixed maturity and equity securities were 89.8% of our total cash, cash equivalents and investments.  All of our fixed maturities were classified as available-for-sale securities at December 31, 2018 and either available-for-sale or held-to-maturity securities at December 31, 2017.  We had no fixed maturity or equity securities that were classified as trading securities at December 31, 2018 or 2017.

The following table shows investment yields by segment operations as of December 31 for each year presented.

	Business Segment
Year	Life Insurance	Home Service	Consolidated
2018	4.17%	4.52%	4.17%
2017	4.33%	4.53%	4.31%
2016	4.28%	4.66%	4.28%

Yields on investment assets vary between segment operations due to different portfolio mixes and durations in the segments.  Our yield on average invested assets on the consolidated level decreased fourteen basis points from 2017 to 2018, primarily driven by the Life segment due to higher coupon investments sales, maturities and calls being replaced with lower current market coupon rate investments.

The annualized yield also decreased in 2018 compared to 2017 due to the decrease in investment income as make-whole calls declined compared to prior years. These calls resulted in $655,000 of additional net income in 2017, all of which related to the Life segment, providing additional net income in 2017 compared to $141,000 of additional net income in 2018, of which $125,000 related to the Home Service segment. A make-whole call provision in the bond instruments allows the borrower to pay off the debt early and, in doing so, incur make-whole premiums. This option was elected by borrowers on some of our bond issues as noted.

Credit ratings reported for the periods indicated are assigned by a Nationally Recognized Statistical Rating Organization ("NRSRO") such as Moody’s Investors Service, Standard & Poor’s and Fitch Ratings.  A credit rating assigned by a NRSRO is a quality based rating, with AAA representing the highest quality and D the lowest, with BBB and above being considered investment grade.  In addition, the Company may use credit ratings of the NAIC Securities Valuation Office ("SVO") as assigned, if there is no NRSRO rating.  Securities rated by the SVO are grouped in the equivalent NRSRO category as stated by the SVO, and securities that are not rated by a NRSRO are included in the "other" category.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value.

	December 31, 2018		December 31, 2017
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands, except for %)
AAA	$96,333	7.8%	$93,911	7.8%
AA	551,978	44.8	488,675	40.4
A	281,553	22.9	325,476	27.0
BBB	277,584	22.6	266,461	22.0
BB and other	23,591	1.9	34,047	2.8
Totals	$1,231,039	100.0%	$1,208,570	100.0%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The Company made new investments in AA rated bonds during 2018.  Non-investment grade securities are the result of downgrades of issuers or securities acquired during acquisitions of companies, as the Company does not purchase below investment grade securities.

As of December 31, 2018, the Company held municipal fixed maturity securities that include third-party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipal fixed maturity securities shown including third-party guarantees

	December 31, 2018
	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands, except for %)
AAA	$57,397	57,093	31,933	31,841	—	—	89,330	88,934	12.4%
AA	153,232	151,932	239,116	237,649	24,815	24,392	417,163	413,973	58.0
A	28,979	28,815	141,210	139,031	10,797	10,387	180,986	178,233	25.0
BBB	6,089	6,216	15,184	15,148	2,004	1,938	23,277	23,302	3.3
BB and other	4,575	4,715	4,784	4,834	—	—	9,359	9,549	1.3
Total	$250,272	248,771	432,227	428,503	37,616	36,717	720,115	713,991	100.0%

Municipal fixed maturity securities shown excluding third-party guarantees

	December 31, 2018
	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands, except for %)
AAA	$23,248	23,203	10,216	10,224	—	—	33,464	33,427	4.7%
AA	127,072	126,519	172,678	172,000	16,215	15,865	315,965	314,384	44.1
A	54,505	54,133	172,397	169,863	13,514	13,079	240,416	237,075	33.2
BBB	12,591	12,660	31,448	31,194	—	—	44,039	43,854	6.1
BB and other	32,856	32,256	45,488	45,222	7,887	7,773	86,231	85,251	11.9
Total	$250,272	248,771	432,227	428,503	37,616	36,717	720,115	713,991	100.0%

The table below shows the categories in which the Company held investments in special revenue bonds that were greater than 10% of fair value based upon the Company's portfolio of fixed maturity securities at December 31, 2018.

Bond Issue Activity	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands, except for %)
Utilities	$147,411	145,616	20.5%
Education	108,800	107,657	15.1%
General Obligations	73,656	73,277	10.2%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The tables below represent the Company’s detailed exposure to municipal holdings in Texas and Florida, which comprise the most significant state concentrations of the total municipal fixed maturity portfolio as of December 31, 2018.

 The Company holds 21.9% of its municipal holdings in Texas issuers as of December 31, 2018.

	December 31, 2018
	General Obligation		Special Revenue		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Texas securities including third-party guarantees
AAA	$55,403	55,109	16,055	15,968	71,458	71,077
AA	42,669	42,535	25,917	25,694	68,586	68,229
A	—	—	9,509	9,422	9,509	9,422
BBB	—	—	6,611	6,541	6,611	6,541
BB and other	734	735	1,124	1,180	1,858	1,915
Total	$98,806	98,379	59,216	58,805	158,022	157,184

Texas securities excluding third-party guarantees
AAA	$21,803	21,761	945	947	22,748	22,708
AA	60,322	60,040	25,825	25,643	86,147	85,683
A	13,697	13,651	18,795	18,604	32,492	32,255
BBB	1,202	1,190	7,159	7,080	8,361	8,270
BB and other	1,782	1,737	6,492	6,531	8,274	8,268
Total	$98,806	98,379	59,216	58,805	158,022	157,184

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The Company holds 12.3% of its municipal holdings in Florida issuers as of December 31, 2018.

	December 31, 2018
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Florida securities including third-party guarantees
AAA	$506	503	3,521	3,518	—	—	4,027	4,021
AA	—	—	57,315	57,129	5,129	5,124	62,444	62,253
A	—	—	11,738	11,718	10,573	10,162	22,311	21,880
BB and other	—	—	—	—	—	—	—	—
Total	$506	503	72,574	72,365	15,702	15,286	88,782	88,154

Florida securities excluding third-party guarantees
AAA	$506	503	—	—	—	—	506	503
AA	—	—	44,883	44,772	3,588	3,591	48,471	48,363
A	—	—	23,537	23,440	10,573	10,162	34,110	33,602
BB and other	—	—	4,154	4,153	1,541	1,533	5,695	5,686
Total	$506	503	72,574	72,365	15,702	15,286	88,782	88,154

There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of December 31, 2018.

Impairment Considerations Related to Investments in Fixed Maturity and Equity Securities

We evaluate the carrying value of our fixed maturity securities at least quarterly. We measure our equity securities at fair value through the income statement so there is no need to assess these securities for impairment. The Company monitors all debt securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews. The assessment of whether impairments have occurred is based on a case-by-case evaluation of underlying reasons for the decline in fair value.  The Company determines OTTI by reviewing all relevant evidence related to the specific security issuer as well as the Company's intent to sell the security, or if it is more likely than not that the Company would be required to sell a security before recovery of its amortized cost.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

In 2018, the Company recorded losses on securities that we do not intend to hold until recovery in value due to credit concerns totaling $0.8 million and the Company recognized losses on other-than-temporary impairments of $0.2 million in 2017 related to fixed maturity bond and equity securities holdings. In 2016, impairments of $4.3 million were recorded as a result of our OTTI analysis. Based upon our analysis of whether declines in fair value below cost are temporary or other-than-temporary, management believes that our investments in fixed maturity investments at December 31, 2018 were not impaired, and no additional other-than-temporary losses were recorded.

Gross unrealized losses on fixed maturities available-for-sale amounted to $11.3 million as of December 31, 2018 and $3.1 million as of December 31, 2017.  This increase in gross unrealized losses during 2018 was a result of an increase in the interest rate environment.  Gross unrealized losses on equity securities were $6,000 as of December 31, 2017.

Information on realized gains and losses by category, including OTTI, and unrealized gains and losses by category is set forth in the notes to our consolidated financial statements, Note 2 - "Investments" of the notes to our consolidated financial statements.

Reinsurance

As is customary among insurance companies, our insurance company subsidiaries reinsure, with other companies, portions of the life insurance risks they underwrite.  A primary purpose of reinsurance agreements is to enable an insurance company to reduce the amount of risk by reinsuring the amount exceeding the maximum amount the insurance company is willing to retain.  Even though a portion of the risk may be reinsured, our insurance company subsidiaries remain liable to perform all the obligations imposed by the policies issued by them and could be liable if their reinsurers were unable to meet their obligations under the reinsurance agreements.

We believe we have established appropriate reinsurance coverage based upon our net retained insured liabilities compared to our surplus.

The effect of reinsurance on premiums is as follows.

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Direct premiums	$191,561	200,711	201,074
Reinsurance assumed	99	142	151
Reinsurance ceded	(3,800)	(3,133)	(3,349)
Net premiums	$187,860	197,720	197,876

Our insurance subsidiaries monitor the solvency of their reinsurers in seeking to minimize the risk of loss in the event of default by a reinsurer.  The primary reinsurers of our insurance subsidiaries are large, well-capitalized entities.

The effect of reinsurance on life insurance in force is as follows.

	For the Years Ended December 31,
	2018	2017	2016
	(In millions)
Direct written life insurance inforce	$4,836	4,968	4,998
Reinsurance assumed	5	6	23
Reinsurance ceded	(490)	(504)	(523)
Net life insurance inforce	$4,351	4,470	4,498

Virtually all of the Company's non-credit accident and health insurance has been reinsured and is administered by Unified Life Insurance Company, an unaffiliated party.  The reinsurance recoverables under our reinsurance agreement are collateralized by assets held in a trust for the benefit of the reinsured policies.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The Company monitors the credit ratings of our life and property reinsurers.  The ratings by A.M. Best Company range from B+ (Good) to A+ (Superior).

SPFIC has first and second event catastrophe reinsurance coverage of $10.0 million per event and a retention level of $500,000 per event.  Thus, the first $500,000 of incurred claims and any claims in excess of $10.0 million are SPFIC's responsibility.  The reinsurance premium for first event catastrophe reinsurance was $790,000, $781,000 and $828,000 in 2018, 2017 and 2016, respectively.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.

Our liquidity requirements are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments to provide cash flow, and there were no liquidity issues in 2018 or 2017.  Our investments consist of 91.7% of marketable debt securities classified as available-for-sale and 1.1% of equity securities that could be readily converted to cash for liquidity needs.

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

Our whole life and endowment products provide the policyholder with alternatives once the policy matures. The policyholder can choose to take a lump sum payout or leave the money on deposit at interest with the Company. The Company has a significant amount of endowment products representing approximately 46.0% of total insurance in force, with older contracts sold historically that will begin reaching their maturities over the next several years and policyholder election behavior is not known. If policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell securities at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholder were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the current market rate we can earn on our investments. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds, but we will monitor closely our policyholder behavior patterns.

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

Cash flows from our insurance operations historically have been sufficient to meet current needs.  Cash flows from operating activities were $84.6 million, $93.0 million and $102.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Operating cash flow declined in 2018, due primarily to the decrease in premium revenues and additional audit fees related to the 2017 audit, internal audit support, higher consulting fees, higher permanent executive salaries and policyholder benefits paid in 2018. We have traditionally also had significant cash flows from both scheduled and unscheduled fixed maturity security calls, maturities, redemptions, and prepayments, which totaled $86.6 million, $84.0 million and $70.4 million in 2018, 2017 and 2016, respectively.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investment activity totaled $85.1 million, $85.0 million and $152.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The outflows from investing activities for the year ended December 31, 2018, primarily related to the investment of excess cash and cash equivalents generated from operations during 2018 and 2017, in addition to the investment of

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

excess cash held at the end of 2015.  The Company's cash flows from financing activities were $0.1 million, $2.5 million and $2.5 million in 2018, 2017 and 2016, respectively.

See "Parent Company Liquidity and Capital Resources" below for a discussion of additional Parent Company liquidity.

We have established a liability reserve of $10.0 million, net of tax, for probable liabilities and expenses associated with a tax compliance matter as of December 31, 2018 as described in Item 7. "Management's Discussion Analysis of Financial Conditions and Results of Operations", which represents management’s best estimate. We have disclosed an estimated range related to probable liabilities and expenses of $6.0 million to $52.5 million, net of tax. This estimate and range includes projected settlement amounts payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depend on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of the tax liabilities for policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and exceed the high end of our estimated range of liabilities and expenses.

The NAIC has established minimum capital requirements in the form of RBC.  RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-based Capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves.  Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of remedial actions by the affected company would be required. We have a parental guarantee between Citizens Inc. and CICA to maintain a RBC level above 350%.

The Bermuda Monetary Authority ("BMA") established risk-based regulatory capital adequacy and solvency margin requirements for Bermuda insurers that mandate that a Bermuda domiciled subsidiary’s Enhanced Capital Requirement ("ECR") be calculated by either (a) Bermuda Solvency Capital Requirement ("BSCR"), or (b) an internal capital model that the BMA has approved for use for this purpose. CICA Ltd., Citizens, Inc.'s wholly-owned subsidiary domiciled in Bermuda, uses the BSCR in calculating its solvency requirements. The Economic Balance Sheet (“EBS”) framework is embedded as part of the BSCR and forms the basis of its ECR.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation and in moving towards the implementation of a risk based capital approach, the BMA has established a threshold capital level (termed the Target Capital Level ("TCL")), set at 120 percent of ECR, that serves as an early warning tool for the BMA. Failure to maintain statutory capital at least equal to the TCL would likely result in increased BMA regulatory oversight.

At December 31, 2018, all of our insurance subsidiaries were above the required minimum RBC levels.

In 2018, CICA contributed $450,000 in capital to CNLIC and SPLIC contributed $450,000 in capital to MGLIC. In 2017, Citizens made a $5.0 million capital contribution to CICA. In the third quarter of 2017, Citizens contributed $250,000 to CICA Ltd. to capitalize the newly formed Bermuda entity, SPLIC contributed $250,000 in capital to MGLIC, and SPLIC declared a dividend payable to CICA of $395,000 which was paid in 2018.

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

In the second quarter of 2016, Citizens, Inc. purchased shares of its Class A common stock from CTI with an approximate fair value of $0.8 million.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Contractual Obligations and Off-balance Sheet Arrangements

We have committed to the following contractual obligations as of December 31, 2018, with the payments due by the period indicated below:

Contractual Obligation	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Operating leases	$3,265	1,939	1,296	30	—
Future policy benefit reserves:
Life insurance	1,179,946	17,613	47,573	74,363	1,040,397
Annuities	76,377	76,151	14	7	205
Accident and health	944	129	530	12	273
Total future policy benefit reserves	1,257,267	93,893	48,117	74,382	1,040,875
Policy claims payable:
Life insurance	7,194	7,194	—	—	—
Accident and health	99	99	—	—	—
Casualty	321	321	—	—	—
Total policy claims payable	7,614	7,614	—	—	—
Total purchase obligations	—	—	—	—	—
Total contractual obligations	$1,268,146	103,446	49,413	74,412	1,040,875

The payments related to the future policy benefits and policy claims payable reflected in the table above have been projected utilizing assumptions based upon our historical experience and anticipated future experience.

The Company’s principal executive office is currently located at 2900 Esperanza Crossing, 2nd Floor, Austin, Texas. In August 2017, the Company entered into a two-year lease agreement with an unrelated party for our principal executive office. The lease started in August 2017 and will expire in August 2019.  In January 2019, the Company entered into a long-term lease agreement with an unrelated party for our new principal executive office.  The building in which we have leased office space is under construction and is expected to be completed in 2020. The long-term lease will commence after construction of the building is complete and has a 121-month term. Payments under the new long-term lease agreement will average approximately $112,340 per month. To bridge the gap between the expiration date of the current lease and the lease commencement date of the new long-term lease, the Company is in the process of locating a short-term lease for our principal executive office.

The Company does not have off-balance sheet arrangements at December 31, 2018 and, therefore, does not expect any future effects on the Company's financial condition related to any such arrangements.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engages in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

Parent Company Liquidity and Capital Resources

Citizens is a holding company and has had minimal operations of its own.  Our assets consist of the capital stock of our subsidiaries, cash, fixed income securities, mutual funds and investment real estate.  Our cash flows depend primarily upon the availability of statutorily permissible payments, primarily payments under management agreements from our life insurance subsidiaries.  The ability to make payments is limited by applicable laws and regulations of Bermuda and U.S. states of domicile, which subject insurance operations to significant regulatory restrictions.  These laws and regulations require, among other things, that these insurance subsidiaries maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company.  We historically have not relied upon dividends from subsidiaries for our cash flow needs.  However, our subsidiaries have made dividend payments of available funds from time to time in relation to business strategies.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

As of December 31, 2018, Citizens had fixed maturities available-for-sale of $41.7 million and cash of $11.8 million, which represents additional liquidity for future acquisitions, liquidity support for the life insurance companies and for general corporate purposes.

Additionally, a substantial portion of our international policyholders invest their policy cash dividends and benefits in our Class A common stock through our Citizens, Inc. Stock Investment Plan (the "CISIP").  Once a policyholder elects to participate in the CISIP, their policy benefits can be used to purchase Citizens Class A common stock through the CISIP in the open market, or, at our option, directly from us from newly issued or treasury shares.  In addition, our existing holders of Class A common stock, employees, directors and independent consultants are eligible to participate in the CISIP.  If fewer policyholders elect to participate in the CISIP, or if our international premium collections were to decrease as a result of regulatory or marketing impediments, the trading volume of our Class A common stock may decline from its present levels.

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

Our critical accounting policies are as follows.

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

We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the "lock-in concept”) unless a premium deficiency exists.  Management monitors these assumptions and has determined that a premium deficiency did not exist as of December 31, 2018.  Management believes that our policy liabilities and increase in future policy benefit reserves as of the years ended December 31, 2018, 2017 and 2016 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision. Annually, the Company completes experience studies with respect to mortality, lapse, interest and expenses The results of these studies are used for current year reserve adequacy testing, which includes loss recognition, goodwill, and establishing benefit liabilities and DAC for new issues.

Deferred Policy Acquisition Costs

Acquisition costs, consisting of commissions and policy issuance, underwriting and agency expenses that relate to and vary with the successful production of new business, are deferred.  These DAC are amortized primarily over the premium-paying period of the policies, using the same assumptions as were used in computing liabilities for future policy benefits.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

calculation.  The factor method limits the amount of deferred costs to its estimated realizable value, provided actual experience is comparable to that contemplated in the factors.

Inherent in the capitalization and amortization of DAC are certain management judgments about what acquisition costs are deferred, the ending asset balance and the annual amortization.  Approximately 93.0% of our capitalized DAC are attributed to first year and renewal excess commissions.  The remaining 7.0% are attributed to other costs that vary with and are directly related to the successful acquisition of new insurance business.  Those costs generally include costs related to the production, underwriting and issuance of new business.

DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing on an annual basis, or when an event occurs that might require loss recognition testing. If loss recognition or impairment is necessary, DAC would be written off to the extent that anticipated future premiums and investment income is insufficient to cover expected future policy benefits and expenses. Loss recognition testing that considers, among other things, actual experience and projected future experience calculates the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years.  The available premium per policy and the DAC per policy are then calculated. The DAC are then evaluated for recoverability using best estimate assumptions. Management believes that our DAC and related amortization for the years ended December 31, 2018, 2017 and 2016 limits the amount of deferred costs to its estimated realizable value.  This belief is based upon the analysis performed on capitalized expenses that vary with and are directly related to the acquisition of new and renewal insurance business, utilization of the factor method and recoverability testing at the time of policy issuance and the annual loss recognition testing.

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

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next 50 years.  CCRA is then evaluated for recoverability utilizing best estimate assumptions.  Management believes our CCRA and related amortization is recoverable for the years ended December 31, 2018, 2017 and 2016.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

Goodwill

Current accounting guidance requires that goodwill balances be reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate a triggering event has occurred.  A reporting unit is defined as an operating segment or one level below an operating segment.  Most of the Company's reporting units, for which goodwill has been allocated, are equivalent to the Company's operating segment, as there is no discrete financial information reviewed and analyzed by management for the separate components of the segment or all of the components of the segment have similar economic characteristics.

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

We elected to early adopt the FASB's issued Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment as discussed in Note 1 - "Summary of Significant Accounting Policies" in the notes to our consolidated financial statements. This ASU eliminates the step two test as noted above.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

Based upon current accounting guidance, investment securities must be classified as held-to-maturity, available-for-sale or trading.  Management determines the appropriate classification at the time of purchase.  The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Fixed maturity securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity.  Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not affect earnings until realized. The Company currently does not hold any fixed maturity securities classified as held-to-maturity.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Tax Accounting

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period in which the change is enacted.  Given the enactment of the New Tax Act on December 22, 2017, we re-measured our deferred tax assets and deferred tax liabilities to the new corporate tax rate of 21%, which resulted in a $35.7 million tax expense in 2017. CICA Ltd., a wholly-owned subsidiary of Citizens, is considered a controlled foreign corporation for federal tax purposes. As a result, the insurance activity of CICA Ltd. is subject to Subpart F of the IRC and is included in Citizens’s taxable income on its US federal income tax return.

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

A gain contingency is an uncertain situation that will be resolved in the future, possibly resulting in a gain. We do not allow the recognition of a gain contingency prior to settlement of the underlying event. If we were to have a gain contingency, we would disclose it in the notes to our consolidated financial statements.

Recent Accounting Pronouncements

See Item 8. "Financial Statements and Supplementary Data," and Note 1 - "Accounting Pronouncements" to the notes to our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

The nature of our business exposes us to market risk relative to our invested assets and policy liabilities.  Market risk is the risk of loss that may occur when changes in interest rates and public equity prices adversely affect the value of our invested assets.  Interest rate risk is our primary market risk exposure.  Substantial and sustained increases or decreases in market interest rates can affect the fair value of our investments.  The fair value of our fixed maturity portfolio generally increases when interest rates decrease and decreases when interest rates increase.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The following table summarizes net unrealized gains and losses as of the dates indicated.

	December 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(In thousands)
Fixed maturities, available-for-sale	$1,223,747	1,231,039	7,292	935,977	974,609	38,632
Fixed maturities, held-to-maturity	—	—	—	233,961	241,377	7,416
Total fixed maturities	$1,223,747	1,231,039	7,292	1,169,938	1,215,986	46,048
Total equity securities	$15,055	15,068	13	15,289	16,164	875

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, policy loans and mortgage loans on real estate, all of which comprised over 94.5% of our cash and investment portfolio as of December 31, 2018.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, state and municipal bonds, and corporate bonds.  Approximately 58.5% of the fixed maturities we owned at market value on December 31, 2018 are state and political subdivisions which are primarily municipal holdings. These holdings are diversified over several states though approximately 34% of our state and municipal securities are concentrated in two states - Texas and Florida.

Changes in interest rates typically have a sizable effect on the fair value of our debt and equities securities. The interest rate of the ten-year U.S. Treasury bond increased to 2.69% at December 31, 2018, from 2.40% at December 31, 2017. Net unrealized gains on fixed maturity securities totaled $7.3 million at December 31, 2018, compared to $46.0 million at December 31, 2017, based upon bond interest rates in relation to the U.S. ten-year Treasury yield.

To manage interest risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity on an annual basis with respect to our fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The Company performed an analysis of fair value changes using assumed 100 basis point shifts in interest rates, noting that the fair value of our fixed maturity investment portfolio of $1.2 billion would decrease by approximately $7.4 million to a fair value of $1.2 billion upon a 100 basis point increase.  The following table shows the effects on the fair values of our fixed maturity investments based upon these scenarios.

	Fair Values of Fixed Maturity Investments
	-100	0	+100	+200	+300
	(In thousands)
Assumed fair value	$1,342,989	1,231,039	1,223,689	1,155,998	1,083,158

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

There are no fixed maturities or other investments that we classify as trading instruments.  100.0% of fixed maturities were held in available-for-sale based upon fair value at December 31, 2018.  At December 31, 2018 and 2017, we had no investments in derivative instruments, subprime loans or CDOs (collateralized debt obligations).

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 1.1% of our total investments at December 31, 2018, with 97.4% invested in diversified equity and bond mutual funds.

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

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Our management, including our principal executive officer, principal financial officer, principal accounting officer and principal operating officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K.   Based on such evaluation, due to the material weakness discussed below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2018.

(b) Management Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the design and operating effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013").  Based on this evaluation, management concluded that our internal control over financial reporting as of December 31, 2018 was not effective due to the material weakness described below.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

A material weakness, as defined in Rule 12b-2 of the Exchange Act, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not effectively design and maintain controls to analyze and account for significant and unusual transactions. During 2018, we identified deficiencies related to the technical accounting for a significant and unusual transaction related to the novation of certain insurance policies to our Bermuda-based subsidiary, which resulted in an immaterial restatement to our unaudited condensed consolidated financial information as of and for the three and nine month periods ended September 30, 2018, which is further described in Note 14 of the accompanying consolidated financial statements. These deficiencies constitute a material weakness in the control activities component of our internal control over financial reporting as defined by COSO 2013.

Deloitte & Touche LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2018. Their attestation report is included in Item 9A(c) of this Annual Report.

(c) Attestation Report of Independent Registered Public Accounting Firm

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Citizens, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Citizens, Inc. and consolidated subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 26, 2019, expressed an unqualified opinion on those consolidated financial statements.
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
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: The Company did not effectively design and maintain controls to analyze and account for significant and unusual transactions, which constitutes a material weakness in the control activities component of the Company’s internal control over financial reporting as defined by COSO.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2018, of the Company, and this report does not affect our report on such consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
March 26, 2019

(d) Changes in Internal Control over Financial Reporting

Except for the identification of the material weakness related to the Company’s controls over the accounting for significant and unusual transactions described above, and the remediation of the material weaknesses described below, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, we had identified several control deficiencies that aggregated to material weaknesses in each of the five components of internal control as of December 31, 2017. Specifically, we had identified material weaknesses related to:

•
Internal staff competency to design, document, maintain, and execute an appropriate system of controls and expertise related to information technology, internal audit, and certain management estimates;

•
Information technology controls, which includes information security, systems change management and computer operations for systems and applications that are critical to processing financial transactions and capturing and reporting information in the financial reporting process;

•	Controls over the accuracy and completeness of spreadsheets and system-generated reports; and

•
Controls related to monitoring of information provided by third party service providers for the preparation of certain management estimates, including but not limited to the valuation of certain insurance reserves and the computation of income taxes.

During 2018, management, with oversight from our principal executive officer and principal financial officer, identified and initiated the following actions that were performed by the Company to remediate the material weaknesses:

•	For financially relevant information technology systems, reevaluated the design and implementation of controls related to user access, privileged access, and change management processes;

•
Performed testing of system-generated reports that are used in the operation of business process and management review controls to provide a baseline to support reliance on change management controls going forward;

•	Educated process owners on designing and implementing controls over the accuracy and completeness of information captured and processed within end user computing environments such as spreadsheets;

•	Reevaluated the design of business process and management review controls with a focus on the precision of those controls;

•	Reviewed and enhanced the design of our outsourced service provider controls used to monitor processes that are performed by third party service providers.

•	Enhanced and delivered COSO 2013 internal control awareness training for accounting, actuarial, financial reporting and relevant operational employees;

•	Conducted a comprehensive risk assessment which included a focus on risks related to processing and reporting financial information that are relevant for the Company; and

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

•	Reevaluated and further enhanced entity-level controls to demonstrate that our internal controls framework addresses COSO 2013 components and principles.
Based on the results of management’s evaluation and our testing as of December 31, 2018, we have concluded the previously disclosed 2017 material weaknesses have been remediated.
Management intends to design and implement internal controls to establish policies and procedures that clearly communicate expectations of personnel regarding significant and unusual transactions to remediate the material weakness identified during the quarter ended December 31, 2018 and described in Item 9A(b) of this Annual Report. We expect the newly designed and implemented controls to include, among other controls, the preparation and review of sufficiently detailed analysis to evaluate the accounting treatment for all potentially significant impacts of significant and unusual transactions on a timely basis and engage relevant subject matter experts as necessary and perform reviews to ensure advice is appropriately considered in the analysis and conclusions regarding the accounting treatment of significant and unusual transactions.
Management believes the remediation steps outlined above will improve the design of controls regarding the accounting treatment of significant and unusual transactions. As of the date of this report, we are continuing to assess our processes and oversight controls related to such transactions.

Item 9B.   OTHER INFORMATION

None.

PART III

The information in this Part III indicated below is incorporated by reference from other sections of this Annual Report on Form 10-K or from our definitive proxy statement pursuant to General Instruction G(3) of Form 10-K. We plan to file our definitive proxy statement for our 2018 annual meeting of shareholders within 120 days after December 31, 2018.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 of this report incorporates by reference the information in the sections entitled "Corporate Governance," "Audit Matters," "Directors," "Executive Officers" and "Additional Shareholder Matters - Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement.

Item 11. EXECUTIVE COMPENSATION

Item 11 of this report incorporates by reference the information in the sections entitled "Directors - Director Compensation," "Executive Compensation," "Corporate Governance" and "Report of the Compensation Committee" in our Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 of this report incorporates by reference the information in the sections entitled "Security Ownership of Directors and Management" and "Security Ownership of Certain Beneficial Owners" in our Proxy Statement and the information in this Annual Report on Form 10-K under the heading "Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance under Equity Compensation Plans."

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 of this report incorporates by reference the information in the sections entitled "Corporate Governance - Director Independence" and "Corporate Governance - Certain Relationships and Related Party Transactions" in our Proxy Statement.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Item 14 of this report incorporates by reference the information in the section entitled "Audit Matters" in our Proxy Statement.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

To the Stockholders and the Board of Directors of Citizens, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of Citizens, Inc. and consolidated subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows, for the years then ended, and the related notes and the schedules listed in the Index at Item 15(b) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2019, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Austin, Texas
March 26, 2019

We have served as the Company’s auditor since 2017.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm - Ernst & Young LLP

The Board of Directors and Stockholders of Citizens, Inc.
We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows of Citizens, Inc. for the year ended December 31, 2016. Our audit also included the financial statement schedules related to the condensed statements of operations, cash flows and reinsurance for the year ended December 31, 2016 listed at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Citizens, Inc. for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Antonio, Texas
April  27, 2017

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Financial Position December 31, (In thousands)

Assets	2018	2017
Investments:
Fixed maturities available-for-sale, at fair value (cost: $1,223,747 and $935,977 in 2018 and 2017, respectively)	$1,231,039	974,609
Fixed maturities held-to-maturity, at amortized cost (fair value: $241,377 in 2017)	—	233,961
Equity securities, at fair value (cost: $15,055 and $15,289 in 2018 and 2017, respectively	15,068	16,164
Mortgage loans on real estate	186	195
Policy loans	80,825	73,735
Real estate held for investment (less $1,284 and $5,479 accumulated depreciation in 2018 and 2017, respectively)	5,718	7,416
Real estate held for sale (less $4,411 accumulated depreciation in 2018)	1,483	—
Other long-term investments	22	36
Short-term investments	7,865	—
Total investments	1,342,206	1,306,116
Cash and cash equivalents	45,492	46,064
Accrued investment income	18,467	19,062
Reinsurance recoverable	3,664	3,715
Deferred policy acquisition costs	155,747	167,063
Cost of customer relationships acquired	15,225	17,499
Goodwill	12,624	12,624
Other intangible assets	956	961
Deferred tax asset, net	—	50,797
Property and equipment, net	5,943	6,624
Due premiums, net (less $1,990 and $1,611 allowance for doubtful accounts in 2018 and 2017, respectively)	13,325	12,765
Prepaid expenses	284	251
Other assets	1,628	912
Total assets	$1,615,561	1,644,453

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Financial Position December 31, Continued (In thousands, except share amounts)

Liabilities and Stockholders' Equity	2018	2017
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,179,946	1,133,875
Annuities	76,377	73,688
Accident and health	944	990
Dividend accumulations	26,250	23,713
Premiums paid in advance	48,553	51,431
Policy claims payable	7,614	8,610
Other policyholders' funds	10,760	8,483
Total policy liabilities	1,350,444	1,300,790
Commissions payable	1,901	2,430
Deferred federal income tax liability, net	5,709	—
Current federal income tax payable	41,281	93,365
Other liabilities	28,493	24,355
Total liabilities	1,427,828	1,420,940
Commitments and contingencies (Notes 5 and 7)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 52,215,852 shares issued and outstanding in 2018 and 2017, including shares in treasury of 3,135,738 in 2018 and 2017	259,793	259,383
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2018 and 2017	3,184	3,184
Accumulated deficit	(69,599)	(54,375)
Accumulated other comprehensive income:
Unrealized gains (losses) on securities, net of tax	5,366	26,332
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	187,733	223,513
Total liabilities and stockholders' equity	$1,615,561	1,644,453

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss) Years ended December 31, (In thousands, except share amounts)

	2018		2017		2016
Revenues:
Premiums:
Life insurance		$181,825		191,342		191,254
Accident and health insurance		1,218		1,392		1,546
Property insurance		4,817		4,986		5,076
Net investment income		54,205		53,146		48,560
Realized investment gains (losses), net		108		518		(1,985)
Other income		1,833		1,243		955
Total revenues		244,006		252,627		245,406
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		91,103		82,905		81,367
Increase in future policy benefit reserves		47,947		76,029		75,881
Policyholders' dividends		6,362		6,268		6,832
Total insurance benefits paid or provided		145,412		165,202		164,080
Commissions		34,962		41,324		44,641
Other general expenses		47,632		46,388		33,356
Capitalization of deferred policy acquisition costs		(22,695)		(29,120)		(32,732)
Amortization of deferred policy acquisition costs		34,235		29,690		28,515
Amortization of cost of customer relationships acquired		2,458		2,129		2,063
Total benefits and expenses		242,004		255,613		239,923
Income (loss) before federal income tax		2,002		(2,986)		5,483
Federal income tax expense		13,064		35,141		3,514
Net income (loss)		(11,062)		(38,127)		1,969
Per share amounts:
Basic and diluted earnings (losses) per share of Class A common stock	$(0.22)		(0.77)		0.04
Basic and diluted earnings (losses) per share of Class B common stock	(0.11)		(0.38)		0.02
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale debt securities:
Unrealized holding gains (losses) arising during period		(30,639)		17,666		(1,659)
Reclassification adjustment for losses (gains) included in net income		(953)		546		1,974
Unrealized gains (losses) on available-for-sale debt securities, net		(31,592)		18,212		315
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale debt securities		(6,464)		5,672		110
Other comprehensive income (loss)		(25,128)		12,540		205
Total comprehensive income (loss)		$(36,190)		(25,587)		2,174

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2018, 2017, 2016
(In thousands)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stockholders' equity
	Class A	Class B
Balance at December 31, 2015	259,383	3,184	(18,217)	13,587	(11,011)	246,926
Comprehensive income
Net income	—	—	1,969	—	—	1,969
Unrealized investment gains, net	—	—	—	205	—	205
Total comprehensive income	—	—	1,969	205	—	2,174
Balance at December 31, 2016	259,383	3,184	(16,248)	13,792	(11,011)	249,100
Comprehensive income (loss)
Net loss	—	—	(38,127)	—	—	(38,127)
Unrealized investment gains, net	—	—	—	12,540	—	12,540
Total comprehensive income (loss)	—	—	(38,127)	12,540	—	(25,587)
Balance at December 31, 2017	259,383	3,184	(54,375)	26,332	(11,011)	223,513
Accounting standards adopted January 1, 2018	—	—	(4,162)	4,162	—	—
Balance at January 1, 2018	259,383	3,184	(58,537)	30,494	(11,011)	223,513
Comprehensive loss
Net loss	—	—	(11,062)	—	—	(11,062)
Unrealized investment losses, net	—	—	—	(28,498)	—	(28,498)
Unrealized gain from held-to-maturity securities transferred to available-for-sale, net	—	—	—	3,370	—	3,370
Total comprehensive loss	—	—	(11,062)	(25,128)	—	(36,190)
Stock-based compensation	410	—	—	—	—	410
Balance at December 31, 2018	259,793	3,184	(69,599)	5,366	(11,011)	187,733

Consolidated Statements of Stockholders' Equity, Continued Years Ended December 31, 2018, 2017, 2016 (In thousands)

A summary of the number of shares of common stock of Class A, Class B and treasury stock issued and outstanding is as follows:

	Common Stock		Treasury
	Class A	Class B	Stock
Balance at December 31, 2016	52,216	1,002	(3,136)
Balance at December 31, 2017	52,216	1,002	(3,136)
Balance at December 31, 2018	52,216	1,002	(3,136)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows Years Ended December 31, (In thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(11,062)	(38,127)	1,969
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses on sale of investments and other assets	(108)	(518)	1,985
Net deferred policy acquisition costs	11,540	570	(4,217)
Amortization of cost of customer relationships acquired	2,458	2,129	2,063
Depreciation	1,451	1,065	806
Amortization of premiums and discounts on investments	16,998	16,606	14,676
Stock-based compensation	410	—	—
Deferred federal income tax expense (benefit)	62,633	20,687	(9,834)
Write-off of goodwill	—	4,631	—
Change in:
Accrued investment income	595	(1,159)	(2,497)
Reinsurance recoverable	51	147	304
Due premiums	(560)	87	(1,033)
Future policy benefit reserves	48,496	75,920	74,583
Other policyholders' liabilities	940	5,860	7,521
Federal income tax payable	(52,079)	11,808	9,287
Commissions payable and other liabilities	3,609	(6,753)	6,434
Other, net	(752)	59	224
Net cash provided by operating activities	84,620	93,012	102,271
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	38,823	1,077	20,638
Maturities and calls of fixed maturities, available-for-sale	65,906	74,902	56,032
Maturities and calls of fixed maturities, held-to-maturity	20,699	9,095	14,405
Purchase of fixed maturities, available-for-sale	(195,001)	(167,699)	(234,964)
Purchase of fixed maturities, held-to-maturity	—	—	(5,507)
Sale of equity securities	—	1,940	5,100
Calls of equity securities	—	450	822
Purchase of equity securities	(9)	—	—
Principal payments on mortgage loans	9	37	362
Increase in policy loans, net	(7,090)	(7,063)	(6,506)
Sale of other long-term investments	14	3,041	37
Purchase of other long-term investments and real estate	—	—	(75)
Purchase of property and equipment	(724)	(1,326)	(2,214)
Sale of property and equipment	89	41	59
Maturity of short-term investments	—	500	256
Purchase of short-term investments	(7,850)	—	(522)
Net cash used in investing activities	(85,134)	(85,005)	(152,077)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows Years Ended December 31, Continued (In thousands)

	2018	2017	2016

Cash flows from financing activities:
Annuity deposits	$7,265	9,346	8,673
Annuity withdrawals	(7,323)	(6,799)	(6,184)
Net cash provided by (used in) financing activities	(58)	2,547	2,489
Net increase (decrease) in cash and cash equivalents	(572)	10,554	(47,317)
Cash and cash equivalents at beginning of year	46,064	35,510	82,827
Cash and cash equivalents at end of year	$45,492	46,064	35,510

Supplemental Disclosure of Operating Activities:
Cash paid during the year for income taxes	$2,510	2,675	4,061

Supplemental Disclosure of Noncash Investing and Financing Activities:

During 2018, 2017 and 2016 various fixed maturity issuers exchanged securities with book values of $2.5 million, $4.8 million and $1.1 million, respectively, for securities of equal value.

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

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA"), CICA Life Ltd. ("CICA Ltd."), Citizens National Life Insurance Company ("CNLIC"), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Magnolia Guaranty Life Insurance Company ("MGLIC"), and Computing Technology, Inc. ("CTI").  All significant inter-company accounts and transactions have been eliminated.  Citizens and its wholly-owned subsidiaries are collectively referred to as "the Company," "we," or "our."

We provide primarily life insurance and endowments, as well as a small amount of health insurance policies, through our subsidiaries - CICA, CICA Ltd., SPLIC, MGLIC and CNLIC.  Until the end of 2016, CICA and CNLIC issued ordinary whole-life policies, burial insurance, pre-need policies, and accident and health related policies throughout the Midwest and southern United States.  Beginning January 1, 2017, CICA and CNLIC ceased selling life products domestically. Prior to July 1, 2018, CICA primarily issued ordinary whole-life and endowment policies to non-U.S. residents.  Beginning on July 1, 2018, CICA Ltd. will issue such policies. Effective on July 1, 2018, the Company effected a novation of all of the international policies issued by CICA to CICA Ltd., a newly established Bermuda entity that began operations in July 2018. While this novation transaction has been eliminated in consolidation of affiliated entities, there are tax effects reflected in the consolidated financial statements as a result of the transaction being executed between our subsidiaries that reside in different tax jurisdictions. CICA Ltd. is considered a controlled foreign corporation for federal tax purposes. As a result, the insurance activity of CICA Ltd. is subject to Subpart F of the IRC and is included in Citizens’s taxable income which generated $18.4 million of federal income tax expense in 2018. The tax accounting implications of the novation transaction are further described in Note 9 - Income Taxes. SPLIC offers final expense and home service life insurance in Louisiana, Arkansas and Mississippi, and SPFIC, a wholly-owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana. MGLIC provides industrial life policies through independent funeral homes in Mississippi.

CTI provides data processing systems and services, as well as furniture and equipment, to the Company.  Insurance Investors, Inc. provided aviation transportation to the Company, but was dissolved into its parent, CICA, as of December 31, 2018.

Significant Accounting Policies

Investments

Investment securities are classified as held-to-maturity, available-for-sale or trading.  Management determines the appropriate classification at the time of purchase.  The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Fixed maturity securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity.  Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not affect earnings until realized.  Fixed maturities consist primarily of bonds classified as available-for-sale or held-to-maturity.  The Company does not classify any fixed maturities as trading.  Equity securities are measured at fair value beginning January 1, 2018, with the change in fair value recorded through net income. Prior to 2018, changes in equity security fair values were a component of accumulated other comprehensive income.

Unrealized gains (losses) of fixed maturities held as available-for-sale is shown as a separate component of stockholders' equity, net of tax, and is a separate component of comprehensive income.

The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment ("OTTI") exists pursuant to the accounting guidelines.  In evaluating the possible impairment of securities, consideration is given to the length of time and the extent

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

Real estate held for sale consists of the Company's previous home office location in 2018.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method.  Dividend and interest income is recognized when earned.  Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

The Company had cash equivalents, fixed maturities and equity securities with an aggregate fair value of $9.5 million and $9.8 million at December 31, 2018 and 2017, respectively, on deposit with various state regulatory authorities to fulfill statutory requirements.

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
Notes to Consolidated Financial Statements, Continued

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

We utilize the factor method to determine the ending asset balance. The amount of cost to be capitalized are based on actual expenses incurred. The factor method is based on the ratio of premium revenue recognized for the policies in force at the end of each reporting period compared to the premium revenue recognized for policies in force at the beginning of the reporting period. The factor method ensures that policies lapsed or surrendered during the reporting period are no longer included in the deferred policy acquisition costs calculation.  The factor method limits the amount of deferred costs to its estimated realizable value, provided actual experience is comparable to that contemplated in the factors.

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

DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing on an annual basis, or when an event occurs that might require loss recognition testing. If loss recognition or impairment is necessary, DAC would be written off to the extent that anticipated future premiums and investment income is insufficient to cover expected future policy benefits and expenses. Loss recognition testing that considers, among other things, actual experience and projected future experience calculates the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years.  The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated for recoverability using best estimate assumptions.  Management believes that our deferred policy acquisition costs as of the years ended December 31, 2018 and 2017 limits the amount of deferred costs to its estimated recoverable value.  This belief is based upon the analysis performed on capitalized expenses that vary with and are directly related to the acquisition of new and renewal insurance business, utilization of the factor method and recoverability testing at the time of policy issuance and the annual loss recognition testing.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The components of deferred acquisition costs from year to year are summarized as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at beginning of period	$167,063	167,790	163,692
Capitalized	22,695	29,120	32,732
Amortized	(34,235)	(29,690)	(28,515)
Effects of unrealized (gains) losses	224	(157)	(119)
Balance at end of period	$155,747	167,063	167,790

As of July 1, 2018, we implemented a new actuarial valuation software solution that provides enhanced modeling capabilities for ordinary whole life and endowment policies of CICA and CICA Ltd., which are included in the Life Insurance segment. The impact of this system conversion resulted in changes in estimates due to refinements based upon our accounting analysis of the circumstances and reflected as a decrease in reserves of $10.2 million and a decrease in DAC of $4.3 million, before tax. The total impact of this system conversion reflected in the accompanying consolidated financial statements in 2018 is summarized in the table below.

Impact on financial balances:	Increase (Decrease)
Consolidated Statements of Financial Position	(In thousands)
Deferred policy acquisition costs	$(4,339)
Future policy benefit reserves:
Life insurance	(10,197)

Consolidated Statements of Comprehensive Income
Decrease in future policy benefit reserves	(10,197)
Amortization of deferred policy acquisition costs	4,339
Income before federal income tax	5,858
Federal income tax expense	1,230
Net income	$4,628

We are continuing to convert other blocks of business to the new valuation system and will report on the impacts as information becomes available and in accordance with applicable accounting guidance.

Cost of Customer Relationships Acquired

Cost of customer relationships acquired ("CCRA") is established when we purchase a block of insurance.  CCRA is amortized primarily over the emerging profit of the related policies using the same assumptions as were used in computing liabilities for future policy benefits.  Inherent in the amortization of CCRA are certain management judgments used in the estimation of the annual amortization and the ending asset balance and the annual amortization.  The key assumptions used in management's estimates are based upon interest, mortality and lapses at the time of purchase.

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests are based initially on an estimate of the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years.  Management believes that our CCRA is recoverable for the years ended December 31, 2018 and 2017.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Cost of customer relationships acquired relative to purchased blocks of insurance is summarized as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at beginning of period	$17,499	19,415	21,585
Acquisitions	—	—	—
Amortization	(2,458)	(2,129)	(2,063)
Change in effects of unrealized (gains) losses on CCRA	184	213	(107)
Balance at end of period	$15,225	17,499	19,415

Estimated amortization of cost of customer relationships acquired in each of the next five years and thereafter is as follows.  Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.

Amount
(In thousands)
Year:
2019	$1,459
2020	1,311
2021	1,181
2022	1,068
2023	966
Thereafter	9,402
15,387
Effects of unrealized (gains) losses on CCRA	(162)
Total	$15,225

The value of CCRA resulting from our various acquisitions was determined based on the present value of future profits discounted at annual rates ranging from 3.7% to 8.5%.

Future Policy Benefits and Expenses

Future policy benefit reserves for traditional life insurance are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards.  Assumptions as to investment yields, expenses, mortality and lapses are based upon our experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviations.

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

During 2017, management early adopted FASB's Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment, the new accounting principle that simplified the test for goodwill impairment by eliminating the second step of the goodwill test. Management does not believe the estimates used in the analysis are reasonably likely to change materially in the future, but we will continue to assess the estimates in the future based on the expectations of the reporting units. Changes in assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may result in an impairment of goodwill.

We completed our annual goodwill impairment test as of December 31, 2018 for each of our reporting units. We have the option of performing an assessment of certain qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value or proceeding directly to a quantitative impairment test. We elected to apply the qualitative assessment for the goodwill in our reporting units within each of our operating segments as of December 31, 2018.

Management’s determination of the fair value of each reporting unit under step one of the accounting guidance incorporates multiple inputs including discounted cash flow calculations based on assumptions that market participants would make in valuing the reporting unit. Other assumptions can include levels of economic capital, future business growth, and earnings projections.

As of December 31, 2018, the Company had goodwill of $12.6 million allocated to the Life Insurance segment.  The Company completes its annual goodwill assessment as of December 31 of each year. We assessed the assumptions used in the 2017 goodwill analysis considering current circumstances in 2018 and determined based upon qualitative review that fair value still is expected to exceed carrying value. In 2017, we recorded an impairment of $4.6 million in our Home Service segment. There was no impairment of goodwill in 2018 and 2016 related to our segments.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Goodwill is summarized as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Life Segment:
Balance at January 1,	$12,624	12,624	12,624
Acquisition	—	—	—
Adjustments	—	—	—
Impairment	—	—	—
Balance at December 31,	$12,624	12,624	12,624

Home Service Segment:
Balance at January 1,	$—	4,631	4,631
Acquisition	—	—	—
Adjustments	—	—	—
Impairment	—	(4,631)	—
Balance at December 31,	$—	—	4,631

Total Segments:
Balance at January 1,	$12,624	17,255	17,255
Acquisition	—	—	—
Adjustments	—	—	—
Impairment	—	(4,631)	—
Balance at December 31,	$12,624	12,624	17,255

Participating Policies

At December 31, 2018 and 2017, participating business approximated 62.5% of direct life insurance in force.

Future policy benefits on participating policies are estimated based on net level premium reserves for death and endowment policy benefits with interest rates ranging from 3.2% to 9.0%, and the cash surrender values described in such contracts.  The scaling rate used for the 2018 portfolio ranged between 3.59% for 1 year and then going up to 4.86% over 13 years and remaining there for the duration.  Earnings and dividends on participating policies are allocated based on policies in force.

Policyholder dividends are determined based on the discretion of the Board of the policy issuing subsidiary.  Policyholder dividends are accrued over the premium paying periods of the insurance contract.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income (loss)	$(11,062)	(38,127)	1,969
Net income (loss) allocated to Class A common stock	$(10,950)	(37,742)	1,949
Net income (loss) allocated to Class B common stock	(112)	(385)	20
Net income (loss)	$(11,062)	(38,127)	1,969
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,139	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002	1,002
Total weighted average shares outstanding - basic	50,082	50,082	50,082
Total weighted average shares outstanding - diluted	50,141	50,082	50,082
Basic and diluted earnings (losses) per share of Class A common stock	$(0.22)	(0.77)	0.04
Basic and diluted earnings (losses) per share of Class B common stock	(0.11)	(0.38)	0.02

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

The following is a summary of property and equipment.

	December 31,
	2018	2017
	(In thousands)
Property and equipment:
Home office, land and buildings	$4,136	4,139
Furniture and equipment	963	3,189
Electronic data processing equipment and computer software	7,710	8,042
Automobiles	91	91
Total property and equipment	12,900	15,461
Accumulated depreciation	(6,957)	(8,837)
Balance at end of period	$5,943	6,624

During 2017, the Company relocated its home office to a different location and entered into a two-year lease with an unrelated party expiring in August 2019. The Company's previous home office was in a building owned by the Company. During the second quarter of 2018, the building was reclassified in the amount of $1.5 million from real estate held for investment to real estate held for sale on the Consolidated Statement of Financial Position.

Lease payments for the home office are $118,000 per month during the twelve months beginning August 1, 2018. The Company entered into a long-term lease agreement for a new home office in January 2019. The building in which the Company has leased office space is in the process of being constructed. The new long-term lease will commence after the construction of the building is complete, which is expected to be at the end of 2020. The Company is currently looking for a short-term lease to bridge the period in between.

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

Accounting Pronouncements

Accounting Standards Recently Adopted

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  It allows a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings of the stranded tax effects that occurred due to the enactment of the Tax Cuts and Jobs Act of 2017 (the "New Tax Act"). The updated guidance is effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which there are items impacted by the New Tax Act remaining in AOCI or at the beginning of the period of adoption. Early adoption is permitted. The Company adopted the updated guidance effective January 1, 2018 and elected to reclassify the income tax effects of the New Tax Act from AOCI to accumulated deficit as of January 1, 2018. This reclassification resulted in an increase in accumulated deficit of $4.7 million as of January 1, 2018 and an increase in AOCI by the same amount. The Company’s accounting policy for the release of stranded tax effects in AOCI is on an aggregate portfolio basis.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

In January 2016, the FASB released ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance requires equity investments, except those accounted for under the equity method of accounting, that have readily determinable fair values to be measured at fair value with any changes in fair value recognized in net income. Equity securities that do not have readily determinable fair values may be measured at estimated fair value or cost less impairment, if any, adjusted for subsequent observable price changes, with changes in the carrying value recognized in net income. A qualitative assessment for impairment is required for equity investments without readily determinable fair values. The updated guidance also eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. The updated guidance was effective January 1, 2018. The adoption of this guidance resulted in the recognition of $560,000 of net after-tax unrealized gains on equity investments as a cumulative effect adjustment that decreased retained deficit as of January 1, 2018 and decreased AOCI by the same amount. The Company elected to report changes in the fair value of equity investments in realized investment gains (losses), net. At December 31, 2017, equity investments were classified as available-for-sale on the Company's balance sheet. However, upon adoption, the updated guidance eliminated the available-for-sale balance sheet classification for equity investments.

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires organizations that lease assets, referred to as “lessees", to recognize on the consolidated statement of financial position for the rights and obligations created by those leases. The ASU also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the consolidated financial statements. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

The Company has several lease agreements, such as district office locations related to our Home Service segment, which are currently considered operating leases, and therefore, not currently recognized on the Company’s balance sheet. The Company adopted this standard effective January 1, 2019 and will recognize these lease agreements on the consolidated statements of financial position as a right-of-use asset and a corresponding lease liability. This guidance will not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), with the main objective to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. Credit losses on available-for-sale debt securities should be measured in a manner similar to current U.S. GAAP; however, the credit losses are recorded through an allowance for credit losses rather than as a write-down. This approach is an improvement to current U.S. GAAP because an entity will be able to record reversals of credit losses (in situations in which the estimate of credit losses declines) in current period net income, which in turn should align the income statement recognition of credit losses with the reporting period in which changes occur. Current U.S. GAAP prohibits reflecting those improvements in current-period earnings. For public business entities, the amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the impact this guidance will have on our consolidated financial statements, and it could have a material impact on the Company's consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The Company has a large portfolio of callable debt securities purchased at a premium. As such, the Company had already been amortizing the premium to the earliest call date (yield to worst). For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. We expect to adopt the provisions of this ASU in the first quarter of 2019. This guidance did not have a material impact on our consolidated financial statements.

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

For calendar-year public companies, the changes will be effective in 2021. The Company is evaluating the impact this guidance will have on our consolidated financial statements. This new guidance is expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU will be effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As this ASU only revises disclosure requirements, it will not have a material impact on the Company’s consolidated financial statements.

In September 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU requires an entity in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs should be presented in the same line item on the balance sheet as amounts prepaid for the hosted service, if any (generally as an “other asset"). The capitalized costs will be amortized over the term of the hosting arrangement, with the amortization expense being presented in the same income statement line item as the fees paid for the hosted service. This ASU will be effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. We are evaluating the impact of this guidance on our limited cloud computing arrangements and our consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a material impact on our consolidated financial statements.

Regulatory Reform

Tax Reform

U.S. tax legislation enacted on December 22, 2017 is referred to as the Tax Cuts and Jobs Act (the "New Tax Act"). The New Tax Act made fundamental changes to the U.S. Internal Revenue Code that impacted the Company.  The primary impact on our 2017 financial results was associated with the effect of reducing the U.S. statutory tax rate from 35% to 21% which required us to remeasure our deferred tax assets and liabilities using the lower rate at December 22, 2017, the date of enactment.  Other provisions of the New Tax Act that impacted us in 2018, included, but are not limited to: 1) provisions reducing the dividends received deduction; 2) eliminating the corporate alternative minimum tax ("AMT"); 3) changing the rules regarding use of net operating losses; and 4) changing the way in which tax reserves will be measured.

Financial Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") includes a provision to establish a Federal Insurance Office with the primary purpose of collecting information to better understand insurance issues at the federal level and to monitor the extent to which traditional underserved communities and consumers, minorities and low and moderate income persons have access to affordable insurance products.  The Dodd-Frank Act also contains provisions affecting financial institutions, credit rating agencies and other commercial and consumer businesses. The Company is monitoring the impact that the presidential administration and Congress will have on this Act.

Note 2: Investments

The Company invests primarily in fixed maturity securities, which totaled 88.7% of total investments and cash and cash equivalents at December 31, 2018.  Holdings in high quality fixed maturity securities rated A or higher by Standard & Poor's, Inc. totaled 75.5% of investment holdings in this category, reflecting the Company's conservative investment philosophy.

	December 31, 2018		December 31, 2017
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands, except for %)
Fixed maturity securities	$1,231,039	88.7	$1,208,570	89.3
Equity securities	15,068	1.1	16,164	1.2
Mortgage loans	186	—	195	—
Policy loans	80,825	5.8	73,735	5.5
Real estate and other long-term investments	7,223	0.5	7,452	0.6
Short-term investments	7,865	0.6	—	—
Cash and cash equivalents	45,492	3.3	46,064	3.4
Total cash, cash equivalents and investments	$1,387,698	100.0	$1,352,180	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The cost, gross unrealized gains and losses and fair value of investments in fixed maturities and equity securities, as of December 31, 2018 and 2017, are as follows.

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$9,864	1,410	—	11,274
U.S. Government-sponsored enterprises	3,540	740	—	4,280
States and political subdivisions	713,991	7,614	1,490	720,115
Corporate	384,817	6,725	9,746	381,796
Commercial mortgage-backed	39,694	386	66	40,014
Residential mortgage-backed	66,960	1,726	2	68,684
Asset-backed	4,764	1	8	4,757
Foreign governments	117	2	—	119
Total fixed maturity securities	$1,223,747	18,604	11,312	1,231,039

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$9,860	1,948	—	11,808
U.S. Government-sponsored enterprises	3,570	926	—	4,496
States and political subdivisions	550,536	18,507	1,540	567,503
Foreign governments	103	18	—	121
Corporate	370,043	20,212	1,552	388,703
Residential mortgage-backed	1,865	118	5	1,978
Total available-for-sale securities	935,977	41,729	3,097	974,609
Held-to-maturity securities:
States and political subdivisions	213,054	7,585	629	220,010
Corporate	20,907	1,118	658	21,367
Total held-to-maturity securities	233,961	8,703	1,287	241,377
Total fixed maturity securities	$1,169,938	50,432	4,384	1,215,986
Equity securities:
Stock mutual funds	$2,867	350	—	3,217
Bond mutual funds	11,880	487	—	12,367
Common stock	22	2	—	24
Redeemable preferred stock	520	42	6	556
Total equity securities	$15,289	881	6	16,164

The majority of the Company's equity securities are diversified stock and bond mutual funds.

	December 31, 2018	December 31, 2017
	Fair Value	Fair Value
	(In thousands)
Equity securities:
Stock mutual funds	$2,906	3,217
Bond mutual funds	11,774	12,367
Common stock	94	24
Preferred stock	294	556
Total equity securities	$15,068	16,164

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

For fixed maturity security investments that have unrealized losses as of December 31, 2018, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows.

	December 31, 2018
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$227,132	883	233	33,891	607	46	261,023	1,490	279
Corporate	230,030	8,770	191	9,936	976	8	239,966	9,746	199
Commercial mortgage-backed	14,992	66	11	—	—	—	14,992	66	11
Residential mortgage-backed	18	—	3	98	2	4	116	2	7
Asset-backed	3,747	8	4	—	—	—	3,747	8	4
Total fixed maturity securities	$475,919	9,727	442	43,925	1,585	58	519,844	11,312	500

The available-for-sale fixed maturities in a gross unrealized loss position for more than 12 months is primarily related to increases in market interest rates which results in lower market prices on fixed maturity securities that have lower coupons than the current market rate. This is interest rate risk and is not a signal of impairment. Management has completed its assessment of other-than-temporary impairment of these securities. Based on our evaluation of the credit worthiness of the issuers and because we do not intend to sell the investments, nor is it likely that we would be required to sell these investments before recovery of their amortized cost bases, which may be maturity, none of the unrealized losses are considered to be other-than-temporary.

We monitor all debt and equity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews. Our impairment review, in accordance with current guidance, is performed by the Company at each reporting date and management uses its best judgment to decide if impairment is other-than-temporary.  We determine other-than-temporary impairment by reviewing relevant evidence related to the specific security issuer, as well as our intent to sell the security or whether we more likely than not will be required to sell the security before its anticipated recovery.  All securities with a market price below par were segregated and reviewed as of December 31, 2018 based upon the items above for impairment.

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

The amortized cost and fair value of fixed maturities at December 31, 2018 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon the final stated maturity.

	Cost or Amortized Cost	Fair Value
	(In thousands)
Fixed maturity securities:
Due in one year or less	$64,803	64,833
Due after one year through five years	145,979	147,186
Due after five years through ten years	215,349	217,143
Due after ten years	797,616	801,877
Total available-for-sale securities	$1,223,747	1,231,039

The Company had no investments in any one entity which exceeded 10% of stockholders' equity at December 31, 2018.  In addition, there were no investments that were non-income producing for the year ended December 31, 2018.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Major categories of net investment income are summarized as follows:

	Years ended December 31,
	2018	2017	2016
	(In thousands)
Investment income:
Fixed maturities	$49,126	48,164	43,637
Equity securities	722	708	851
Mortgage loans on real estate	12	11	24
Policy loans	6,210	5,735	5,277
Long-term investments	3	76	305
Other	409	68	89
Total investment income	56,482	54,762	50,183
Investment expenses	(2,277)	(1,616)	(1,623)
Net investment income	$54,205	53,146	48,560

Proceeds and gross realized gains and losses from sales of fixed maturities available-for-sale for 2018, 2017 and 2016 are summarized as follows:

	Years ended December 31,
	2018	2017	2016
	(In thousands)
Proceeds	$38,823	1,077	20,638
Gross realized gains	$1,301	19	1,487
Gross realized losses	$653	16	—

In 2018, we sold forty-one fixed maturity securities from our available-for-sale portfolio as part of a repositioning strategy recommended by our asset manager. In 2017, we sold four fixed maturity security from the available for sale portfolio. In 2016, SPLIC sold eleven fixed maturity securities from their available-for-sale portfolio to generate funds to pay the extraordinary dividend to CICA. These sales produced proceeds of $20.6 million and realized gains of $1.5 million. There were no securities sold from the held-to-maturity portfolio in 2018, 2017 or 2016. The Company uses specific identification for securities sold.

Proceeds and gross realized gains and losses from sales of equity securities for 2018, 2017 and 2016 are summarized as follows:

	Years ended December 31,
	2018	2017	2016
	(In thousands)
Proceeds	$—	1,940	5,100
Gross realized gains	$—	—	291
Gross realized losses	$—	30	35

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Realized investment gains (losses) are as follows:

	Years ended December 31,
	2018	2017	2016
	(In thousands)
Realized investment gains (losses):
Sales, calls and maturities:
Fixed maturities	$1,792	(506)	2,024
Equity securities	—	121	303
Real estate	—	1,110	—
Property and equipment	(80)	—	—
Net realized gains (losses)	1,712	725	2,327
Change in fair value of equity securities	(828)	—	—
Other-than-temporary impairments ("OTTI")
Fixed maturities	(776)	—	(3,970)
Equity securities	—	(207)	(342)
Realized loss on OTTI	(776)	(207)	(4,312)
Net realized investment gains (losses)	$108	518	(1,985)

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker prices utilizing significant inputs not based on, or corroborated by, readily available market information.  We have no securities in this category as of or during the year ended December 31, 2018.

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	December 31, 2018
Financial assets	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Available-for-sale investments:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$11,274	4,280	—	15,554
States and political subdivisions	—	720,115	—	720,115
Corporate	47	381,749	—	381,796
Commercial mortgage-backed	—	40,014	—	40,014
Residential mortgage-backed	—	68,684	—	68,684
Asset-backed	—	4,757	—	4,757
Foreign governments	—	119	—	119
Total fixed maturities available-for-sale	11,321	1,219,718	—	1,231,039

Equity securities:
Stock mutual funds	2,906	—	—	2,906
Bond mutual funds	11,774	—	—	11,774
Common stock	94	—	—	94
Non-redeemable preferred stock	294	—	—	294
Total equity securities	15,068	—	—	15,068
Total financial assets	$26,389	1,219,718	—	1,246,107

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2017
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$11,808	4,496	—	16,304
States and political subdivisions	—	567,503	—	567,503
Corporate	—	388,703	—	388,703
Residential mortgage-backed	—	1,978	—	1,978
Foreign governments	—	121	—	121
Total fixed maturities	11,808	962,801	—	974,609
Equity securities:
Stock mutual funds	3,217	—	—	3,217
Bond mutual funds	12,367	—	—	12,367
Common stock	24	—	—	24
Redeemable preferred stock	556	—	—	556
Total equity securities	16,164	—	—	16,164
Total financial assets	$27,972	962,801	—	990,773

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At December 31, 2018, the fixed maturities, valued using a third-party pricing source, totaled $1.2 billion for Level 2 assets and comprised 97.9% of total reported fair value.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding.  The Level 1 and Level 2 valuations are reviewed and validated quarterly by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third-party pricing models and review model parameters for reasonableness.  For the period ended December 31, 2018, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

There were no transfers made between Levels 1 and 2 securities at December 31, 2018 or 2017.

Equity securities.  Fair values of these securities are provided by a third-party pricing service and based upon quoted market price and are classified as Level 1 assets.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

	December 31,
	2018	2017
	(In thousands)
Beginning Balance at January 1,	$—	51
Total realized and unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income	—	—
Principal paydowns	—	(51)
Transfer in and (out) of Level 3	—	—
Ending Balance at December 31,	$—	—

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

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$—	—	233,961	241,377
Mortgage loans	186	222	195	228
Policy loans	80,825	80,825	73,735	73,735
Short-term investments	7,865	7,865	—	—
Cash and cash equivalents	45,492	45,492	46,064	46,064
Financial liabilities:
Annuities - investment contracts	$56,658	55,977	55,035	57,575

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential properties and commercial properties.  Weighted average interest rates for these loans were approximately 6.6% per year as of December 31, 2018 and 2017, with maturities ranging from 20 to 24 years.  Management estimated the fair value using an annual interest rate of 6.25% at December 31, 2018 and 2017. Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans have a weighted average annual interest rate of 7.7% as of December 31, 2018 and 2017, respectively, and have no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

the consolidated balance sheet.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies that we have in force and cannot be valued separately and are not marketable. Therefore, the fair value approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximates carrying value due to their short-term nature. Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 instruments, was estimated at December 31, 2018 using discounted cash flows based upon a swap rate curve with interest rates ranging from 2.70% to 3.84% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Note 4: Policy Liabilities and Short Duration Contracts

Various assumptions used to determine the future policy benefit reserves of life insurance include the following:  (a) valuation interest rates; (b) mortality assumptions; and (c) withdrawals.

The following table presents information on changes in the liability for life, accident and health and property policy and contract claims for the years ended December 31, 2018, 2017 and 2016.

	Years ended December 31,
	2018	2017	2016
	(In thousands)
Policy claims payable at January 1	$8,610	9,538	9,653
Less: reinsurance recoverable	367	407	543
Net balance at January 1	8,243	9,131	9,110
Add claims incurred, related to:
Current year	24,793	25,036	26,000
Prior years	(197)	(209)	(493)
	24,596	24,827	25,507
Deduct claims paid, related to:
Current year	18,933	18,037	18,681
Prior years	6,803	7,678	6,805
	25,736	25,715	25,486
Net balance December 31	7,103	8,243	9,131
Plus: reinsurance recoverable	511	367	407
Policy claims payable, December 31	$7,614	8,610	9,538

The Company experienced favorable development in 2018 of $197,000 and favorable development in 2017 of $209,000. No unusual claims or trends have been noted.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Short Duration Contracts

The Company's short duration contracts consist of credit life and credit disability in the Life segment and property insurance in the Home Service segment. The credit insurance lines are an immaterial part of short duration contracts, so the following disclosures cover only the property insurance line of business in the Home Service segment.

Special Property Insurance (Allied and Fire)

The following table presents incurred claims development as of December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts. This information is presented for the last five years as these claims rarely pay out over a longer period of time. Claims data for 2014 through 2015 is supplementary information to the consolidated financial statements and is unaudited.

						As of December 31, 2018
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance					Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Years ended December 31,
Accident Year	2014	2015	2016	2017	2018
($ In thousands)	(Unaudited)
2014	$1,744	1,650	1,575	1,570	1,560	—	254
2015		1,777	1,731	1,692	1,666	—	359
2016			2,071	2,096	2,066	5	531
2017				1,761	1,715	12	596
2018					1,760	193	447
Total					$8,767

The following table presents paid claims development as of December 31, 2018, net of reinsurance. Claims data for 2014 through 2015 are unaudited.

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years ended December 31,
Accident Year	2014	2015	2016	2017	2018
($ In thousands)	(Unaudited)
2014	$1,361	1,556	1,560	1,560	1,560
2015		1,410	1,637	1,638	1,666
2016			1,680	2,061	2,061
2017				1,359	1,652
2018					1,507
Total					$8,446
All outstanding liabilities before 2014, net of reinsurance					$—
Liabilities for claims and claim adjustment expenses, net of reinsurance					$321

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

	Year Ended December 31,
	2018	2017
	(In thousands)
Net outstanding liabilities
Special property	$321	501
Other short-duration insurance lines	157	72
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	478	573
Reinsurance recoverable on unpaid claims
Special property	—	—
Other insurance lines	65	261
Total reinsurance recoverable on unpaid claims	65	261
Insurance lines other than short duration	7,071	7,776
Total gross liability for unpaid claims and claim adjustment expenses	$7,614	8,610

The following is supplementary information to the consolidated financial statements about average historical claims duration as of December 31, 2018.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Years	1	2	3	4	5

Special Property	83.61%	15.16%	0.10%	0.79%	—%

Note 5: Reinsurance

In the normal course of business, the Company reinsures portions of certain policies that we underwrite to limit disproportionate risks.  During 2018 and 2017, we retained varying amounts of individual insurance up to a maximum retention of $100,000 on any life.  The Company also reinsures 100% of our accidental death benefit rider coverage.  Catastrophe reinsurance is in place for our property policies.  In 2018 and 2017, this reinsurance provided $10.0 million of coverage above a $500,000 deductible.  Our health insurance policies are substantially all reinsured on a 100% coinsurance basis.  We remain contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  We obtain reinsurance from multiple reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers. The ratings by A.M. Best Company range from A+ (Superior) to B+ (Good).  To protect our position, we have established and funded a trust to cover the contingent liabilities related to accident and health reinsurance ceded to Unified Life Insurance Company, which represents $45,000 of the $3.7 million of reinsurance recoverable at December 31, 2018.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Assumed and ceded life reinsurance activity as of December 31, 2018 and 2017 is summarized as follows:

	At December 31,
	2018	2017
	(In thousands)
Aggregate assumed life insurance in force	$5,202	5,564
Aggregate ceded life insurance in force	$(490,295)	(503,685)
Net life insurance in force	$4,350,538	4,469,735

The Company's reinsurance recoverable on ceded reinsurance were $3.7 million in 2018 and 2017.  Premiums, claims and surrenders assumed and ceded for all lines of business for these years are summarized as follows:

	Years ended December 31,
	2018	2017	2016
	(In thousands)
Premiums from short-duration contracts:
Direct	$6,840	6,933	6,927
Assumed	—	—	—
Ceded	(804)	(781)	(828)
Net premiums earned	6,036	6,152	6,099
Premiums from long-duration contracts:
Direct	184,721	193,778	194,147
Assumed	99	142	151
Ceded	(2,996)	(2,352)	(2,521)
Net premiums earned	181,824	191,568	191,777
Total premiums earned	$187,860	197,720	197,876
Claims and surrenders assumed	$159	247	237
Claims and surrenders ceded	$(705)	(946)	(877)

SPFIC has catastrophe reinsurance that covers the first event in excess of a $500,000 deductible up to $10.0 million.  In consideration for a reinstatement premium, second event coverage is provided in excess of a $500,000 deductible up to $10.0 million.  The annual premium was approximately $0.8 million in 2018, 2017 and 2016.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The table below shows the combined total of all of our domestic insurance subsidiaries' capital and surplus and net income (loss) for life insurance operations and property insurance operations, although these amounts are not all available as dividends to Citizens because only CICA is directly owned by Citizens.  All other subsidiaries are owned by CICA.

	Years ended December 31,
	2018	2017
Combined Statutory Stockholders' Equity	(In thousands)

Life insurance operations	$47,274	28,101
Property insurance operations	6,753	7,029
Total statutory equity	$54,027	35,130

	Years ended December 31,
	2018	2017	2016
Combined Statutory Net Income (Loss)	(In thousands)

Life insurance operations	$17,872	4,179	11,987
Property insurance operations	(269)	152	401
Total statutory net income (loss)	$17,603	4,331	12,388

Generally, the net assets of the insurance subsidiaries available for transfer to their immediate parent are limited to the greater of the subsidiary net gain from operations during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities.  Under these practices, total surplus at December 31, 2018 was $44.1 million and net gain from operations was $21.7 million for CICA.  Based upon statutory net gain from operations and surplus of CICA as of and for the year ended December 31, 2018, a dividend of approximately $21.7 million could be paid to the Company without prior regulatory approval in 2019.  Payments of dividends in excess of such amounts would generally require approval by regulatory authorities.

CICA, CNLIC, SPLIC, MGLIC and SPFIC have calculated their risk based capital ("RBC") in accordance with the National Association of Insurance Commissioners' Model Rule and the RBC rules as adopted by their respective states of domicile. All insurance subsidiaries exceeded RBC minimum levels at December 31, 2018.

Under the Bermuda Insurance Act 1978, an insurer is prohibited from declaring or paying a dividend if it is in breach of its Enhanced Capital Requirement (“ECR”) or Minimum Margin of Solvency (“MMS”) or if the declaration or payment of such dividend would cause such a breach. Where an insurer fails to meet its MMS on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Bermuda Monetary Authority (the “BMA”). Insurers are also prohibited from paying a dividend in an amount exceeding 25% of the prior year’s total statutory capital and surplus, unless at least two members of the board of directors and its principal representative sign and submit to the BMA an affidavit attesting that a dividend in excess of this amount would not cause the insurer to fail to meet its relevant margins. In certain instances, the insurer would also be required to provide prior notice to the BMA in advance of the payment of dividends.

In the event that such an affidavit is submitted to the BMA in accordance with the Bermuda Insurance Act, and further subject to CICA Ltd. meeting its MMS and ECR requirements, CICA Ltd. would be permitted to distribute a dividend not exceeding 25% of its prior year's total statutory capital and surplus. Distributions in excess of this amount require the approval of the BMA. Further, CICA Ltd. must obtain the BMA’s prior approval before reducing its total statutory capital as shown in its previous financial year statutory balance sheet by 15% or more. CICA Ltd. is also prohibited from declaring or paying any dividends unless the value of its long-term business assets exceeds its long-term business liabilities, as certified by its approved actuary, by the amount of the dividend and at least the MMS. These restrictions on declaring or paying dividends and distributions under the Bermuda Insurance Act of 1978 are in addition to those under Bermuda’s Companies Act 1981 which apply to all Bermuda companies.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

In addition, CICA Ltd. is subject to the Bermuda Solvency Capital Requirement (the “BSCR”) administered by the BMA. No regulatory action is taken if an insurer’s capital and surplus is equal to or in excess of its enhanced capital requirement determined by the BSCR model. In addition, the BMA has established a target capital level for an insurer, which is 120% of the enhanced capital requirement.

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

Note 7: Commitments and Contingencies

Qualification of Life Products

We have previously reported that a portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Section 7702 of the Internal Revenue Code ("IRC") of 1986. Further, we have determined that the structure of our policies sold to non-U.S. citizens, which were novated to our Bermuda affiliate effective July 1, 2018, may have inadvertently generated U.S. source income over time. Based upon a review of the options available to address these issues, we intend to remediate domestic life and annuity policies to U.S. Citizens to comply with the IRC. For the novated policies sold to non-U.S. citizens, we expect to settle with the IRS any past liabilities. The Company has continued to refine its calculation of the exposure and expenses related to these tax issues, as described below for the current reporting period. The products have been and continue to be appropriately reported as life insurance under U.S. GAAP for financial reporting.

These tax issues result in an estimated liability as of December 31, 2018 of $10.0 million, after tax, related to projected IRS settlement amounts of $9.1 million and reserves increases to bring policies into compliance totaling $0.9 million. The estimated liability at December 31, 2018 is $2.3 million lower than the estimated liability at December 31, 2017 of $12.3 million, after tax, due to a continued refinement of our estimate and additional accrued interest charges. The probability weighted range of financial estimates relative to this issue is $6.0 million to $52.5 million, after tax. This estimated range includes projected taxes and interest and penalties payable to the IRS, as well as estimated increased payout obligations to current holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The estimated liability and the estimated range will be updated as we continue to refine our estimates.

The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of the tax liabilities for policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved by the Company is insufficient to meet the actual amount of our liability and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operation may be materially adversely affected. Management believes that based upon current information we have recorded the best estimate liability to date.

Accruals for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The process of determining our best estimate and the estimated range was a complex undertaking including insight from external consultants and involved management’s judgment based upon a variety of factors known at the time. Additional costs will be incurred in 2019 associated with these issues and we believe these costs will range from $0.6 million to $0.9 million, but due to the uncertainty of actions we cannot reasonably estimate these costs with any reliability. Actual amounts incurred may exceed this estimate and will be recorded as they become probable and can be reasonably estimated.

On May 17, 2017, we submitted an offer to enter into Closing Agreements with the IRS covering the CICA and CNLIC domestic life insurance business. The toll charges calculated and enumerated in the Closing Agreements totaled $124,000

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

and $4,000 for the CICA and CNLIC domestic life insurance businesses, respectively. We have not yet received any correspondence from the IRS related to our submissions.

Litigation and Regulatory Actions

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

As disclosed in prior periods, the legal and regulatory actions facing the company include those relating to compliance with U.S. federal securities laws. Specifically, the Company has been the subject of an investigation by the Securities and Exchange Commission (“SEC”), which appeared to be focused on the Company’s internal control over financial reporting and disclosure controls and procedures in light of the Company’s determination in 2015 that a portion of the life insurance and annuity policies issued by its subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code of 1986. On August 22, 2018, the Company received a notice from the SEC (the “Notice”) stating that the SEC has concluded the Investigation and, based on the information that the SEC had as of the date of the Notice, the SEC has decided to not recommend an enforcement action against the Company relating to the Investigation. The Notice was provided under the guidelines set forth in the final paragraph of Securities Act Release No. 5310.

We have the following operating lease commitments as of December 31, 2018 with the payments due by the periods indicated below.

Lease Commitments
(In thousands)
Less than 1 year	$1,939
1 year to 3 years	1,296
3 years to 5 years	30
More than 5 years	—
Total	$3,265

Operating lease expense was $1.9 million, $1.1 million and $0.6 million for the years ended for December 31, 2018, 2017 and 2016, respectively.

Note 8: Segment and Other Operating Information

The Company has two reportable segments:  Life Insurance and Home Service Insurance. The Life Insurance and Home Service portions of the Company constitute separate businesses. In addition to the Life Insurance and Home Service business, the Company also operates other non-insurance ("Other Non-Insurance Enterprises") portions of the Company, which primarily includes the Company’s IT and Corporate-support functions, which is included in the table presentation below to properly reconcile the segment information with consolidated financial statements of the Company.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those described in the summary of significant account policies.  We evaluate profit and loss performance based on U.S. GAAP net income before federal income taxes for our reportable segments.

The Company's Other Non-insurance operations are the only difference between segments and reported consolidated operations.

	Year ended December 31, 2018
	Life Insurance	Home Service	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$141,146	46,714	—	187,860
Net investment income	39,985	13,125	1,095	54,205
Realized investment gains (losses), net	358	(46)	(204)	108
Other income (loss)	1,833	(1)	1	1,833
Total revenue	183,322	59,792	892	244,006
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	69,149	21,954	—	91,103
Increase in future policy benefit reserves	43,671	4,276	—	47,947
Policyholders' dividends	6,316	46	—	6,362
Total insurance benefits paid or provided	119,136	26,276	—	145,412
Commissions	20,079	14,883	—	34,962
Other general expenses	18,718	20,435	8,479	47,632
Capitalization of deferred policy acquisition costs	(17,194)	(5,501)	—	(22,695)
Amortization of deferred policy acquisition costs	29,915	4,320	—	34,235
Amortization of cost of customer relationships acquired	583	1,875	—	2,458
Total benefits and expenses	171,237	62,288	8,479	242,004
Income (loss) before income tax expense	$12,085	(2,496)	(7,587)	2,002

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	Year ended December 31, 2017
	Life Insurance	Home Service	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$150,708	47,012	—	197,720
Net investment income	38,578	13,132	1,436	53,146
Realized investment gains (losses), net	(461)	979	—	518
Other income	1,061	3	179	1,243
Total revenue	189,886	61,126	1,615	252,627
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	60,393	22,512	—	82,905
Increase in future policy benefit reserves	70,783	5,246	—	76,029
Policyholders' dividends	6,226	42	—	6,268
Total insurance benefits paid or provided	137,402	27,800	—	165,202
Commissions	25,760	15,564	—	41,324
Other general expenses	18,597	23,395	4,396	46,388
Capitalization of deferred policy acquisition costs	(23,157)	(5,963)	—	(29,120)
Amortization of deferred policy acquisition costs	25,295	4,395	—	29,690
Amortization of cost of customer relationships acquired	595	1,534	—	2,129
Total benefits and expenses	184,492	66,725	4,396	255,613
Income (loss) before income tax expense	$5,394	(5,599)	(2,781)	(2,986)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	Year ended December 31, 2016
	Life Insurance	Home Service	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$151,195	46,681	—	197,876
Net investment income	33,350	13,705	1,505	48,560
Realized investment losses, net	(1,685)	(300)	—	(1,985)
Other income	882	5	68	955
Total revenue	183,742	60,091	1,573	245,406
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	58,440	22,927	—	81,367
Increase in future policy benefit reserves	71,373	4,508	—	75,881
Policyholders' dividends	6,774	58	—	6,832
Total insurance benefits paid or provided	136,587	27,493	—	164,080
Commissions	29,235	15,406	—	44,641
Other general expenses	14,284	15,252	3,820	33,356
Capitalization of deferred policy acquisition costs	(26,742)	(5,990)	—	(32,732)
Amortization of deferred policy acquisition costs	24,428	4,087	—	28,515
Amortization of cost of customer relationships acquired	559	1,504	—	2,063
Total benefits and expenses	178,351	57,752	3,820	239,923
Income (loss) before income tax expense	$5,391	2,339	(2,247)	5,483

The table below summarizes assets by segment.

	December 31,
	2018	2017
	(In thousands)
Assets:
Life Insurance	$1,174,769	1,191,051
Home Service Insurance	369,563	377,578
Other Non-Insurance Operations	71,229	75,824
Total assets	$1,615,561	1,644,453

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Major categories of earned premiums are summarized as follows:

	Years ended December 31,
	2018	2017	2016
	(In thousands)
Premium income:
Ordinary life	$181,825	191,342	191,226
Group life	—	—	28
Accident and health	1,218	1,392	1,546
Property	4,817	4,986	5,076
Total premium income	$187,860	197,720	197,876

Geographic Information

The following table sets forth the Company's annual total of earned premiums from geographic area for the years indicated:

	Years ended December 31,
	2018	2017	2016
	(In thousands)
Area:
United States	$53,836	54,737	54,430
Colombia	27,605	29,200	29,643
Venezuela	24,783	27,997	31,107
Taiwan	18,888	19,535	18,590
Ecuador	15,187	16,440	15,456
Brazil	9,978	11,088	9,856
Other foreign countries	41,284	41,714	41,992
Net reinsurance	(3,701)	(2,991)	(3,198)
Total	$187,860	197,720	197,876

Note 9: Income Taxes

Beginning in 2018, the statutory tax rate is 21%. Due to the reduced statutory tax rate under the New Tax Act, we were required to remeasure our deferred tax assets and liabilities using the lower rate at December 22, 2017, the date of enactment. This re-measurement resulted in a reduction of net deferred tax assets of $35.7 million, which includes a $4.7 million benefit related to deferred taxes previously recognized in accumulated other comprehensive income.  In accordance with the SEC's Staff Accounting Bulletin No. 118 ("SAB 118"), the Company recorded provisional amounts related to the impacts of the New Tax Act as of December 31, 2017, including but not limited to the change in corporate tax rate and immediate expensing of certain capital assets.  During 2018, the provisional amounts were adjusted during the measurement period allowed by SAB 118 and had an immaterial impact on the 2018 income tax expense.

CICA Ltd., a wholly-owned subsidiary of Citizens, is considered a controlled foreign corporation for federal tax purposes. As a result, the insurance activity of CICA Ltd. is subject to Subpart F of the IRC and is included in Citizens’s taxable income. As of December 31, 2018, the Subpart F income inclusion generated $18.4 million of federal income tax expense and this amount was largely driven by the impact of the novation transaction. The novation transaction also resulted in somewhat offsetting adjustments to the current tax liability for CICA, notably an increased amortization of DAC under Section 848 of the IRC, a reduction of premium income and a release of the $50.8 million uncertain tax position related to tax reserves on product qualification issues.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Our federal income tax expense was $13.1 million, $35.1 million and $3.5 million in 2018, 2017 and 2016, respectively.  This represents effective tax rates of 652.6%, (1,176.9)% and 64.1%, respectively. The high positive rate in 2018 was primarily due to the large Subpart F income inclusion following the novation transaction. The high negative effective tax rate in 2017 was primarily related to remeasurement of deferred income taxes under the New Tax Act reform which went into effect on December 22, 2017. The high effective rate in 2016 was primarily due to the effect of our uncertain tax position and the nondeductible costs to remediate our tax compliance issues.

The Company holds no valuation allowance in other comprehensive income at December 31, 2018 or 2017.

A reconciliation of federal income tax expense computed by applying the federal income tax rate of 21% in 2018 and 35% in 2017 and 2016 to income (loss) before federal income tax expense is as follows:

	Years Ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
	(In thousands)
Expected tax expense (benefit)	$420	21.0%	$(1,045)	35.0%	$1,919	35.0%
Foreign income tax rate differential	(8,133)	(406.3)	—	—	—	—
Taxable stock sales	—	—	—	—	263	4.8
Tax-exempt interest and dividends-received deduction	(227)	(11.3)	(360)	12.1	(553)	(10.1)
Adjustment of prior year taxes	113	5.6	68	(2.3)	29	0.5
Effect of graduated rates	—	—	(140)	4.7	(57)	(1.0)
Effect of uncertain tax position	2,612	130.5	(355)	11.9	1,672	30.5
Nondeductible costs to remediate tax compliance issue	(366)	(18.3)	(384)	12.9	241	4.4
Subpart F income	18,403	919.2	—	—	—	—
Tax reform re-measurement	68	3.4	35,718	(1,196.2)	—	—
Goodwill impairment	—	—	1,621	(54.3)	—	—
Other	174	8.8	18	(0.7)	—	—
Total income tax expense	$13,064	652.6%	$35,141	(1,176.9)%	$3,514	64.1%

Income tax expense consists of:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Current	$(49,569)	14,454	13,348
Deferred	62,633	20,687	(9,834)
Total income tax expense	$13,064	35,141	3,514

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The components of deferred federal income taxes are as follows:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Future policy benefit reserves	$2,795	78,372
Net operating and capital loss carryforwards	191	485
Accrued expenses	30	65
Investments	1,841	6,002
Deferred intercompany loss	5,190	—
Other	309	276
Total gross deferred tax assets	10,356	85,200
Deferred tax liabilities:
Deferred policy acquisition costs, cost of customer relationships acquired and intangible assets	(8,745)	(25,518)
Unrealized gains on investments available-for-sale	(1,968)	(8,297)
Accrued policyholder dividends	—	(441)
Tax reserves transition liability	(4,864)	—
Other	(488)	(147)
Total gross deferred tax liabilities	(16,065)	(34,403)
Net deferred tax asset (liability)	$(5,709)	50,797

A summary of the changes in the components of deferred federal and state income taxes is as follows:

	December 31,
	2018	2017
	(In thousands)
Deferred federal and state income taxes:
Balance January 1,	$50,797	76,869
Deferred tax benefit	(62,633)	(20,687)
Investments available-for-sale	6,153	(5,570)
Effects of unrealized gains on DAC, CCRA and reserves	(26)	(103)
Reclassification of MGLIC NOL from current taxes payable	—	288
Balance December 31,	$(5,709)	50,797

MGLIC, an entity that is not eligible to join the Company's consolidated tax return until 2020, had a $0.9 million net operating loss carryforward at December 31, 2018, which will begin expiring in 2031.

The Company and our subsidiaries had no capital loss carryforwards at December 31, 2018.

At December 31, 2018 and 2017, we determined that as a result of our taxable income in carryback periods, tax planning strategies, and the expected reversal of existing deferred tax liabilities, it was more likely than not that the deferred tax assets would be realized.

The Company recognizes only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

A reconciliation of unrecognized tax benefits is as follows:

	Years ended December 31,
	2018	2017	2016
	(In thousands)

Balance at January 1,	$95,831	85,762	78,079
Additions based on tax positions related to the current year	—	7,384	3,546
Additions for tax positions of prior years	2,268	2,685	4,706
Reductions for tax positions of prior years	(53,258)	—	(569)
Balance December 31,	$44,841	95,831	85,762

This unrecognized tax benefit is reported net in current federal income tax payable in the Consolidated Statements of Financial Position. Included in these amounts is $8.8 million, $6.5 million and $5.7 million of interest expense with respect to unrecognized tax benefit as of December 31, 2018, 2017 and 2016, respectively.

The Company’s unrecognized tax benefits at December 31, 2018 would affect the effective tax rate if recognized. The Company does not believe there is a reasonable possibility the total amount of uncertain tax benefits will significantly increase or decrease in the next twelve months.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.  In the Consolidated Statements of Comprehensive Income (Loss), the amount of interest expense recorded was $2.3 million, $0.8 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company's Federal income tax return is filed on a consolidated basis with the following entities:

Citizens, Inc.
CICA Life Insurance Company of America
Security Plan Life Insurance Company
Security Plan Fire Insurance Company
Computing Technology, Inc.
Insurance Investors, Inc.
Citizens National Life Insurance Company

Magnolia Guaranty Life Insurance Company files its Federal income tax return on a stand-alone basis as it is not eligible to join the consolidated group until 2020. CICA Ltd. is subject to separate tax reporting.

The method of allocation among companies is subject to a written tax sharing agreement, approved by the Board of Directors, whereby allocation is made primarily on a separate return basis with current credit for any net operating losses or other items utilized in the consolidated tax return.  Intercompany tax balances are settled quarterly.

The Company and our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various U.S. states.  None of our subsidiaries are subject to examination by U.S. tax authorities for years prior to 2015.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 10: Other Comprehensive Income (Loss)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% in 2018 due to the reduced statutory tax rate under the new tax act, and 35% in 2017 and 2016, as indicated below.

	Amount	Tax Effect	Amount
	(In thousands)
Year ended December 31, 2018
Unrealized gains (losses) on available-for-sale debt securities:
Unrealized holding gains (losses) arising during the period	$(34,357)	6,520	(27,837)
Reclassification adjustment for (gains) losses included in net income	(953)	200	(753)
Unrealized gain from held-to-maturity transferred to available-for-sale	3,588	(218)	3,370
Effects on DAC and CCRA	130	(38)	92
Other comprehensive income (loss)	$(31,592)	6,464	(25,128)
Year ended December 31, 2017
Unrealized gains (losses) on available-for-sale debt securities:
Unrealized holding gains (losses) arising during the period	$17,374	(5,379)	11,995
Reclassification adjustment for (gains) losses included in net income	546	(191)	355
Effects on DAC and CCRA	292	(102)	190
Other comprehensive income (loss)	$18,212	(5,672)	12,540
Year ended December 31, 2016
Unrealized gains (losses) on available-for-sale debt securities:
Unrealized holding gains (losses) arising during the period	$(1,608)	563	(1,045)
Reclassification adjustment for (gains) losses included in net income	1,974	(691)	1,283
Effects on DAC and CCRA	(51)	18	(33)
Other comprehensive income (loss)	$315	(110)	205

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 11: Stock Compensation

In January 2018, the Company's Board of Directors approved awards of restricted stock units under the Citizens, Inc. Omnibus Incentive Plan for non-employee directors and the executive management team, with grant date fair values totaling $10,500 per director and $976,000 in total to the executive management team. The grant date was February 15, 2018, with a one-year vesting schedule for the directors and a two-year vesting schedule for the executive management team. Vesting of the units is subject to the recipient’s continued service or employment with the Company through the applicable vesting date. In addition, the Board also approved equity grants for 2018 not to exceed $1.2 million for other employees with a delegation to the President and Chief Executive Officer to determine the participant and values to be awarded.

	Restricted Stock Units
	Units	Aggregate Fair Value (1)

Outstanding at January 1, 2018	—	$—
Granted	148,883	1,070,500
Less:
Vested	—	—
Forfeited	(30,111)	(216,498)
Outstanding at December 31, 2018	118,772	$854,002
(1) Fair value per share of restricted stock units on December 31, 2018 was equal to Grant Date fair value per share, which was calculated based on the closing price of the Company's Class A common stock on the NYSE on the grant date, in accordance with ASC Topic 718.

Restricted stock unit awards give the participant the right to receive common stock in the future, subject to certain restrictions and a risk of forfeiture. Compensation expense of $410,000 was recognized as of December 31, 2018 related to these awards.

Note 12: Benefit Plans

The Company sponsors a defined contribution profit-sharing plan.  Employees with one year of service can participate.  Contributions are made at the discretion of the Board of Directors and are subject to a tiered vesting schedule.  There were no employer contributions to the plan in 2018, 2017 and 2016.  The plan does not permit employee contributions.

The Company introduced an employer-sponsored 401(k) plan to all eligible employees, effective March 1, 2016. This is an additional benefit offered to employees, which supplements the defined contribution profit-sharing plan which was already in existence.  Employees with one year of service can participate in the new plan.  The 401(k) was amended on January 1, 2019 to provide that, effective January 1, 2019, employees who have completed three months of service are qualified to participate in the plan. Contributions are made by employees and the Company provides a matching contribution based upon the employee's level of contribution. The Company's expense related to the 401(k) plan was $0.7 million, $0.7 million and $0.5 million in 2018, 2017 and 2016, respectively. On the effective date, the Company's defined contribution profit-sharing plan was merged into the 401(k) plan and it became the Citizens, Inc. 401(k) Retirement and Profit Sharing Plan. Although merged, the profit sharing plan remains a separate and distinct employee benefit for eligible employees.

The Company is primarily self-insured for employee health benefits.  The Company records its self-insurance liability based on an estimate of claims incurred but not yet reported.  There is stop-loss coverage for amounts in excess of $120,000 per individual per year.  If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 13: Related Party Transactions

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. A reinsurance assumption and novation transaction were completed effective July 1, 2018 between CICA and CICA Ltd. to transfer the international policies from CICA to CICA Ltd., the newly formed Bermuda entity. As part of this transaction, the Company agreed to infuse capital into CICA as required by the Colorado Department of Insurance to keep CICA's risk-based capital above 350% in any future calendar year-end periods. There were no other changes related to these relationships during the year ended December 31, 2018.

Insurance Investors Inc. was dissolved into its parent company, CICA, as of December 31, 2018.

In 2018, CICA contributed $450,000 in capital to CNLIC and SPLIC contributed $450,000 in capital to MGLIC. In 2017, Citizens made a $5.0 million capital contribution to CICA. In the third quarter of 2017, Citizens contributed $250,000 to capitalize CICA Ltd., and SPLIC contributed $250,000 in capital to MGLIC and SPLIC declared a dividend payable to CICA of $395,000 which was paid in 2018.

Note 14: Quarterly Financial Information (Unaudited)

The following table contains selected unaudited financial data for each quarter.

	Fourth Quarter	Third Quarter (a) (As Restated)	Second Quarter	First Quarter
	(In thousands, except per share amounts)
2018
Revenues	$65,570	61,161	59,842	57,433
Benefits and expenses	67,598	55,599	63,953	54,854
Federal income tax expense (benefit)	(596)	12,671	(1,553)	2,542
Net income (loss)	(1,432)	(7,109)	(2,558)	37
Net income (loss) available to common shareholders	(1,432)	(7,109)	(2,558)	37
Basic & Diluted earnings (losses) per share of Class A common stock	(0.03)	(0.14)	(0.05)	—
Basic & Diluted earnings (losses) per share of Class B common stock	(0.01)	(0.07)	(0.03)	—
(a) On July 1, 2018, the Company novated all of the international policies issued by CICA to CICA Ltd., a newly established Bermuda entity that began operations in July 2018. While this novation transaction has been eliminated in consolidation of affiliated entities, there are tax effects reflected in the consolidated financial statements as a result of the transaction being executed between our subsidiaries that reside in different tax jurisdictions. CICA Ltd. is considered a controlled foreign corporation for federal tax purposes. As a result, the insurance activity of CICA Ltd. is subject to Subpart F of the IRC and is included in Citizens’s taxable income which generated $18.4 million of federal income tax expense in 2018. In addition, as of July 1, 2018, we implemented a new actuarial valuation software solution that provides enhanced modeling capabilities for ordinary whole life and endowment policies of CICA and CICA Ltd., which are included in the Life Insurance segment. The impact of this system conversion resulted in changes in estimates due to refinements based upon our accounting analysis of the circumstances and reflected as a decrease in reserves of $10.2 million and a decrease in DAC of $4.3 million, before tax.

Subsequent to the issuance of the Company's interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018, the Company's management determined the federal income tax expense and the deferred federal income tax liability were overstated by $7.6 million. The Company has restated the Third Quarter amounts presented above to correct the error that is related to accounting for the income tax effects of the novation transaction that was executed on July 1, 2018. As of September 30, 2018, certain temporary differences that existed between U.S. GAAP and tax-basis balances attributable to the Bermuda tax jurisdiction were improperly reported as deferred tax assets and liabilities using the 21% U.S. tax rate as opposed to the 0% Bermuda tax rate.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Federal income tax expense, net income (loss), and net income (loss) available to common shareholders have been restated herein to properly reflect the $7.6 million reduction in federal income tax expense as compared to originally reported amounts. Basic & Diluted earnings (losses) per share of Class A common stock and Class B common stock were adjusted from $(0.30) and $(0.14) to $(0.14) and $(0.07), respectively, to reflect this change.

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

Note 15: Subsequent Event

In January 2019, the Company entered into a new long-term lease agreement with an unrelated party for our new corporate office in Austin, Texas. The building in which we have leased office space for this new corporate office is in the process of being constructed. The long-term lease will commence after construction of the building is complete, which we expect to be at the end of 2020. The current lease for our home office ends in August 2019, and the Company is currently looking for a short-term lease to bridge the period in between the two agreements.

On February 15, 2019, the Company sold its former corporate office in Austin, Texas for a gross sale price of $7.5 million, resulting in a gain on the sale of $5.5 million. The building was owned by CICA and was in our Life segment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule II Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Balance Sheets

	At December 31,
	2018	2017
	(In thousands)
Assets
Investment in subsidiaries (1)	$123,245	158,453
Fixed maturities available-for-sale, at fair value	41,705	39,521
Fixed maturities held-to-maturity, at amortized cost	—	350
Equity securities, at fair value	1,035	1,133
Real estate and other long-term investments	5,718	5,832
Short-term investments	7,865	—
Cash	11,768	23,850
Accrued investment income	530	576
Accounts receivable from subsidiaries (1)	5,871	5,489
Property and equipment	425	789
Other assets	305	290
Total assets	$198,467	236,283
Liabilities and Stockholders' Equity
Liabilities:
Accrued expense and other liabilities	$10,734	12,770
Total liabilities	$10,734	12,770
Stockholders' equity:
Common stock:
Class A	$259,793	259,383
Class B	3,184	3,184
Accumulated retained deficit	(69,599)	(54,375)
Unrealized investment gains on securities held by parent and subsidiaries, net of tax	5,366	26,332
Treasury stock	(11,011)	(11,011)
Total stockholders' equity	187,733	223,513
Total liabilities and stockholders' equity	$198,467	236,283
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Operations

	Years Ended December 31,
Income before equity in income of consolidated subsidiaries	2018	2017	2016
	(In thousands)
Revenues:
Management service fees (1)	$43,323	42,367	33,748
Investment income	1,086	1,282	1,491
Other	1	80	49
Realized investment losses	(196)	—	—
Total revenues	44,214	43,729	35,288
Expenses:
General expenses	44,009	41,680	33,807
Taxes, licenses and fees	761	1,203	996
Federal income tax expense (benefit)	(185)	228	(196)
Total expenses	44,585	43,111	34,607
Income (loss) before equity in income of consolidated subsidiaries	(371)	618	681
Equity in income (loss) of consolidated subsidiaries	(10,691)	(38,745)	1,288
Net income (loss)	$(11,062)	(38,127)	1,969
Other comprehensive income (loss)	(25,128)	12,540	205
Total comprehensive income (loss)	(36,190)	(25,587)	2,174
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(11,062)	(38,127)	1,969
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment losses, net	196	—	—
Equity in loss (income) of consolidated subsidiaries	10,691	38,745	(1,288)
Accrued expenses and other liabilities	(2,036)	4,370	(3,018)
Amortization of premiums and discounts on investments	567	714	911
Depreciation	356	319	162
Accrued investment income	(46)	181	35
Decrease (increase) in receivable from subsidiaries and other assets	382	(2,901)	300
Other, net	22	(102)	149
Net cash provided by (used in) operating activities	(930)	3,199	(780)
Cash flows from investing activities:
Purchase of fixed maturities, available-for-sale	(11,871)	—	(6,615)
Maturities of fixed maturities, available-for-sale	7,160	10,986	8,015
Sales of fixed maturities, available-for-sale	1,366	—	—
Sale of other long-term investments and property and equipment	103	3	371
Purchase of other long-term investments and property and equipment	(60)	(261)	(740)
Purchase of short-term investments	(7,850)	—	(522)
Maturity of short-term investments	—	500	—
Capital contribution to subsidiary	—	(5,250)	—
Net cash provided by (used in) investing activities	(11,152)	5,978	509
Cash flows from financing activities:
Purchase of the Company's stock from affiliates	—	—	(812)
Net cash used in financing activities	—	—	(812)
Net increase (decrease) in cash	(12,082)	9,177	(1,083)
Cash at beginning of year	23,850	14,673	15,756
Cash at end of year	$11,768	23,850	14,673

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule III Supplementary Insurance Information

	At December 31,
	2018	2017
	(In thousands)
Deferred policy acquisition cost:
Life Insurance	$117,845	130,566
Home Service Insurance	37,902	36,497
Other Non-Insurance Enterprises	—	—
Total consolidated deferred policy acquisition costs	$155,747	167,063
Future policy benefit reserves and policy claims payable:
Life Insurance	$987,086	943,907
Home Service Insurance	277,795	273,256
Other Non-Insurance Enterprises	—	—
Total consolidated future policy benefit reserves and policy claims payable	$1,264,881	1,217,163
Unearned premiums:
Life Insurance	$914	1,090
Home Service Insurance	231	239
Other Non-Insurance Enterprises	—	—
Total consolidated unearned premiums	$1,145	1,329
Other policy claims and benefits payable:
Life Insurance	$82,641	80,503
Home Service Insurance	1,777	1,795
Other Non-Insurance Enterprises	—	—
Total consolidated other policy claims and benefits payable	$84,418	82,298

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

For the Company's short duration premiums (property), written premium is not materially different from earned premium, therefore only earned premiums are detailed in Schedule IV.

Schedule IV Reinsurance

	Direct Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	% of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2018
Life insurance in force	$4,835,631	490,295	5,202	4,350,538	0.1%
Premiums:
Life insurance	184,722	2,996	99	181,825
Accident and health insurance	1,232	14	—	1,218
Property insurance	5,607	790	—	4,817
Total premiums	$191,561	3,800	99	187,860	0.1%
Year ended December 31, 2017
Life insurance in force	$4,967,856	503,685	5,564	4,469,735	0.1%
Premiums:
Life insurance	193,534	2,334	142	191,342
Accident and health insurance	1,410	18	—	1,392
Property insurance	5,767	781	—	4,986
Total premiums	$200,711	3,133	142	197,720	0.1%
Year ended December 31, 2016
Life insurance in force	$4,997,641	522,821	22,915	4,497,735	0.5%
Premiums:
Life insurance	193,604	2,501	151	191,254
Accident and health insurance	1,566	20	—	1,546
Property insurance	5,904	828	—	5,076
Total premiums	$201,074	3,349	151	197,876	0.1%

EXHIBITS

Exhibit No.	The following exhibits are filed herewith:

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

10.3	Form of Indemnification Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 8, 2017)

10.4	Form of Indemnification Agreement for Directors (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 8, 2017)

10.5†	Citizens, Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the Registrant on December 5, 2017)

10.6†	Form of Citizens, Inc. Employee Restricted Stock Unit Agreement

10.7†	Form of Citizens, Inc. Non-employee Director Restricted Stock Unit Agreement

10.8†
Amendment, dated October 15, 2018, to the Employment Agreement, dated January 16, 2017, by and between Citizens, Inc. and Geoffrey M. Kolander (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, filed on November 7, 2018)*

10.9†
Amendment, dated October 15, 2018, to the Employment Agreement, dated January 16, 2017, by and between Citizens, Inc. and Kay E. Osbourn (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, filed on November 7, 2018)*

10.10†
Employment Agreement, dated January 23, 2019, by and between Citizens, Inc. and Geoffrey M. Kolander (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 25, 2019)*

10.11†
Termination Agreement, dated as of January 24, 2019, by and between Citizens, Inc. and Kay E. Osbourn (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 25, 2019)*

21	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP*

23.2	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP*

24	Power of Attorney (included on signature page enclosed herein)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CITIZENS, INC.

Date:	March 26, 2019	By:	/s/ Geoffrey M. Kolander
Geoffrey M. Kolander, President and Chief Executive Officer

		By:	/s/ Kay E. Osbourn
Kay E. Osbourn, Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Geoffrey M. Kolander, as his or her attorney-in-fact and agent, with full power of substitution, for him or her in any and all capacities, hereby giving and granting to said attorney-in-fact and agent full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by Citizens, Inc., with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an annual report on Form 10-K for the fiscal year ended December 31, 2018, including but not limited to, such full power and authority to do the following:  (i) execute and file such annual report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such annual report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in his sole discretion deems appropriate.

Dated:  March 26, 2019

/s/ Dr. Robert B. Sloan Jr.	/s/ E. Dean Gage
Dr. Robert B. Sloan, Jr., Chairman	Dr. E. Dean Gage, Vice-Chairman

/s/ Grant G. Teaff	/s/ Jerry D. Davis Jr.
Grant G. Teaff, Director	Jerry D. Davis, Jr., Director

/s/ Terry S. Maness	/s/ Gerald W. Shields
Dr. Terry S. Maness, Director	Gerald W. Shields, Director

/s/ Christopher W. Claus	/s/ Francis A. Keating II
Christopher W. Claus, Director	Francis A. Keating II, Director

/s/ Constance K. Weaver
Constance K. Weaver, Director