Form 10-Q
period 2019-03-31
CITIZENS INC
filed 2019-05-10
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
COMMISSION FILE NUMBER:  000-16509

CITIZENS, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-0755371
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2900 Esperanza Crossing, 2nd Floor
Austin, Texas	78758
(Address of principal executive offices)	(Zip Code)

(512) 837-7100	N/A
(Registrant's telephone number, including area code:)	(Former name, former address and former fiscal year, if changed since last report:)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act

Class A Common Stock	CIA	New York Stock Exchange
(Title of Each Class)	(Trading Symbol(s))	(Name of Each Exchange on Which Registered)
As of April 29, 2019, the Registrant had 52,364,993 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock, no par value, outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands)

	March 31, 2019	December 31, 2018
Assets	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $1,259,353 and $1,223,747 in 2019 and 2018, respectively)	$1,295,514	1,231,039
Equity securities, at fair value	15,672	15,068
Mortgage loans on real estate	185	186
Policy loans	81,474	80,825
Real estate held for investment (less $1,309 and $1,284 accumulated depreciation in 2019 and 2018, respectively)	5,693	5,718
Real estate held for sale (less $4,411 accumulated depreciation in 2018)	—	1,483
Other long-term investments	22	22
Short-term investments	7,914	7,865
Total investments	1,406,474	1,342,206
Cash and cash equivalents	34,093	45,492
Accrued investment income	18,155	18,467
Reinsurance recoverable	3,587	3,664
Deferred policy acquisition costs	154,076	155,747
Cost of customer relationships acquired	14,697	15,225
Goodwill	12,624	12,624
Other intangible assets	955	956
Property and equipment, net	7,046	5,943
Due premiums, net (less $1,663 and $1,990 allowance for doubtful accounts in 2019 and 2018, respectively)	11,083	13,325
Prepaid expenses	823	284
Other assets	1,943	1,628
Total assets	$1,665,556	1,615,561

(Continued)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands, except share amounts)

	March 31, 2019	December 31, 2018
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,191,545	1,179,946
Annuities	76,500	76,377
Accident and health	938	944
Dividend accumulations	26,984	26,250
Premiums paid in advance	43,448	48,553
Policy claims payable	8,174	7,614
Other policyholders' funds	15,767	10,760
Total policy liabilities	1,363,356	1,350,444
Commissions payable	1,922	1,901
Current federal income tax payable	46,952	41,281
Deferred federal income tax liability	7,873	5,709
Payable for securities in process of settlement	4,884	—
Other liabilities	28,675	28,493
Total liabilities	1,453,662	1,427,828
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A, no par value, 100,000,000 shares authorized, 52,364,993 and 52,215,852 shares issued and outstanding in 2019 and 2018, respectively, including shares in treasury of 3,135,738 in 2019 and 2018	260,876	259,793
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2019 and 2018	3,184	3,184
Accumulated deficit	(73,401)	(69,599)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	32,246	5,366
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	211,894	187,733
Total liabilities and stockholders' equity	$1,665,556	1,615,561

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Three Months Ended March 31, (In thousands, except per share amounts) (Unaudited)

	2019		2018
Revenues:
Premiums:
Life insurance		$40,980		42,529
Accident and health insurance		323		291
Property insurance		1,161		1,209
Net investment income		13,796		13,771
Realized investment gains (losses), net		5,961		(575)
Other income		185		208
Total revenues		62,406		57,433
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		23,033		21,151
Increase in future policy benefit reserves		12,299		14,608
Policyholders' dividends		1,182		1,307
Total insurance benefits paid or provided		36,514		37,066
Commissions		7,884		8,959
Other general expenses		14,132		6,507
Capitalization of deferred policy acquisition costs		(4,828)		(5,963)
Amortization of deferred policy acquisition costs		6,277		7,606
Amortization of cost of customer relationships acquired		419		679
Total benefits and expenses		60,398		54,854
Income before federal income tax		2,008		2,579
Federal income tax expense		5,810		2,542
Net income (loss)		(3,802)		37
Per Share Amounts:
Basic and diluted earnings (losses) per share of Class A common stock	$(0.08)		—
Basic and diluted earnings (losses) per share of Class B common stock	(0.04)		—
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale debt securities:
Unrealized holding gains (losses) arising during period		28,801		(18,098)
Reclassification adjustment for losses included in net income		104		259
Unrealized gains (losses) on available-for-sale debt securities, net		28,905		(17,839)
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale debt securities		2,025		(3,735)
Other comprehensive income (loss)		26,880		(14,104)
Total comprehensive income (loss)		$23,078		(14,067)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2019 and 2018
(In thousands)
(Unaudited)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stockholders' equity
	Class A	Class B
Balance at December 31, 2017	$259,383	3,184	(54,375)	26,332	(11,011)	223,513
Accounting standards adopted January 1, 2018	—	—	(4,162)	4,162	—	—
Balance at January 1, 2018	259,383	3,184	(58,537)	30,494	(11,011)	223,513

Comprehensive loss:
Net income	—	—	37	—	—	37
Unrealized investment losses, net	—	—	—	(14,104)	—	(14,104)
Total comprehensive loss	—	—	37	(14,104)	—	(14,067)
Balance at March 31, 2018	$259,383	3,184	(58,500)	16,390	(11,011)	209,446

Balance at December 31, 2018	$259,793	3,184	(69,599)	5,366	(11,011)	187,733
Comprehensive income:
Net loss	—	—	(3,802)	—	—	(3,802)
Unrealized investment gains, net	—	—	—	26,880	—	26,880
Total comprehensive income	—	—	(3,802)	26,880	—	23,078
Stock-based compensation	1,083	—	—	—	—	1,083
Balance at March 31, 2019	$260,876	3,184	(73,401)	32,246	(11,011)	211,894

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows Three Months Ended March 31, (In thousands) (Unaudited)

	2019	2018
Cash flows from operating activities:
Net income (loss)	$(3,802)	37
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized (gains) losses on sale of investments and other assets	(5,961)	575
Net deferred policy acquisition costs	1,449	1,643
Amortization of cost of customer relationships acquired	419	679
Depreciation	396	437
Amortization of premiums and discounts on investments	4,043	4,155
Stock-based compensation	1,460	—
Deferred federal income tax benefit	140	(1,793)
Change in:
Accrued investment income	312	310
Reinsurance recoverable	77	(65)
Due premiums	2,242	1,870
Future policy benefit reserves	12,217	14,757
Other policyholders' liabilities	1,195	2,352
Federal income tax payable	5,671	4,335
Commissions payable and other liabilities	204	(6,872)
Other, net	(2,139)	(429)
Net cash provided by operating activities	17,923	21,991
Cash flows from investing activities:
Purchase of fixed maturities, available-for-sale	(74,209)	(43,914)
Sale of fixed maturities, available-for-sale	7,659	—
Maturities and calls of fixed maturities, available-for-sale	31,631	16,501
Maturities and calls of fixed maturities, held-to-maturity	—	2,295
Principal payments on mortgage loans	2	2
Increase in policy loans, net	(650)	(1,901)
Sale of other long-term investments and real estate	6,996	1
Sale of property and equipment	18	—
Purchase of property and equipment	(257)	(61)
Net cash used in investing activities	(28,810)	(27,077)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued Three Months Ended March 31, (In thousands) (Unaudited)

	2019	2018
Cash flows from financing activities:
Annuity deposits	$1,541	1,775
Annuity withdrawals	(1,676)	(1,506)
Other	(377)	—
Net cash provided by (used in) financing activities	(512)	269
Net decrease in cash and cash equivalents	(11,399)	(4,817)
Cash and cash equivalents at beginning of year	45,492	46,064
Cash and cash equivalents at end of period	$34,093	41,247

Supplemental Disclosures of Noncash Investing and Financing Activities:

During the three months ended March 31, 2019, various fixed maturity issuers exchanged securities with book values of $8.8 million for securities of equal value. There were none during the three months ended March 31, 2018.

The Company had net unsettled security trades of $4.9 million at March 31, 2019 and none at March 31, 2018.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2019
(Unaudited)

(1) Financial Statements

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA"), CICA Life Ltd. ("CICA Ltd."), Citizens National Life Insurance Company ("CNLIC"), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Magnolia Guaranty Life Insurance Company ("MGLIC") and Computing Technology, Inc. ("CTI").  All significant inter-company accounts and interactions have been eliminated. Citizens and its wholly-owned subsidiaries are collectively referred to as the "Company," "we," "us" or "our."

The consolidated statements of financial position as of March 31, 2019, the consolidated statements of comprehensive income for the three months ended March 31, 2019 and March 31, 2018 and the consolidated statements of stockholders' equity and cash flows for the three months ended March 31, 2019 and March 31, 2018 have been prepared by the Company without audit.  In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2019 and for comparative periods have been made.  The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

We provide primarily life insurance and a small amount of health insurance policies through our insurance subsidiaries - CICA, CICA Ltd., SPLIC, MGLIC and CNLIC.  CICA Ltd. primarily issues endowment and ordinary whole-life policies to non-U.S. residents. SPLIC offers final expense and home service life insurance in Louisiana, Arkansas and Mississippi, and SPFIC, a wholly-owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana. MGLIC provides industrial life policies through independent funeral homes in Mississippi.

CTI provides data processing systems and services to the Company.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2019
(Unaudited)

Significant Accounting Policies

For a description of significant accounting policies, see Note 1. Summary of Significant Accounting Policies in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, which should be read in conjunction with these accompanying consolidated financial statements.

(2) Accounting Pronouncements

Accounting Standards Recently Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). The ASU requires organizations that lease assets, referred to as "lessees," to recognize on the consolidated statement of financial position the rights and obligations created by those leases. The ASU also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the consolidated financial statements. The ASU on leases became effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

The Company has several lease agreements, such as district office locations related to our Home Service Insurance segment. The Company adopted this standard effective January 1, 2019 and recognizes these lease agreements on the consolidated statements of financial position as a right-of-use asset and a corresponding lease liability. See Note 9. Leases for further discussions.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. We adopted the provisions of this ASU in the first quarter of 2019. This guidance did not have a material impact on our consolidated financial statements.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), with the main objective to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. Credit losses on available-for-sale debt securities should be measured in a manner similar to current U.S. GAAP; however, the credit losses are recorded through an allowance for credit losses rather than as a write-down. This approach is an improvement to current U.S. GAAP because an entity will be able to record reversals of credit losses (in situations in which the estimate of credit losses declines) in current period net income, which in turn should align the income statement recognition of credit losses with the reporting period in which changes occur. Current U.S. GAAP prohibits reflecting

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2019
(Unaudited)

those improvements in current-period earnings. For public business entities, the amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the impact this guidance will have on our consolidated financial statements. This guidance could have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. This ASU amends four key areas of the accounting and impacts disclosures for long-duration insurance and investment contracts:

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

For calendar-year public companies, the changes will be effective on January 1, 2021. The Company is evaluating the impact this guidance will have on our consolidated financial statements. This new guidance is expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU will be effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As this ASU only revises disclosure requirements, it is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU requires an entity in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs should be presented in the same line item on the balance sheet as amounts prepaid for the hosted service, if any (generally as an "other asset"). The capitalized costs will be amortized over the term of the hosting arrangement, with the amortization expense being presented in the same income statement line item as the fees paid for the hosted service. This ASU will be effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. We are evaluating the impact of this guidance on our limited cloud computing arrangements and our consolidated financial statements.

No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a material impact on our consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2019
(Unaudited)

(3) Segment Information

The Company has two reportable segments:  Life Insurance and Home Service Insurance.  The Life Insurance and Home Service Insurance portions of the Company constitute separate businesses. CICA, CICA Ltd. and CNLIC constitute the Life Insurance segment, and SPLIC, SPFIC and MGLIC constitute the Home Service Insurance segment. In addition to the Life Insurance and Home Service Insurance business, the Company also operates other non-insurance ("Other Non-Insurance Enterprises") portions of the Company, which primarily include the Company's IT and Corporate-support functions, and are included in the tables presented below to properly reconcile the segment information with the consolidated financial statements of the Company.

The accounting policies of the segments and Other Non-Insurance Enterprises are presented in accordance with U.S. GAAP and are the same as those used in the preparation of the consolidated financial statements.  The Company evaluates profit and loss performance based on U.S. GAAP income before federal income taxes for its two reportable segments.

The Company's Other Non-Insurance Enterprises are the only reportable difference between segments and consolidated operations.

	Three Months Ended
	March 31, 2019
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$30,914	11,550	—	42,464
Net investment income	10,169	3,086	541	13,796
Realized investment gains, net	5,457	484	20	5,961
Other income	183	1	1	185
Total revenue	46,723	15,121	562	62,406
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	17,162	5,871	—	23,033
Increase in future policy benefit reserves	11,313	986	—	12,299
Policyholders' dividends	1,172	10	—	1,182
Total insurance benefits paid or provided	29,647	6,867	—	36,514
Commissions	4,373	3,511	—	7,884
Other general expenses	6,205	5,070	2,857	14,132
Capitalization of deferred policy acquisition costs	(3,702)	(1,126)	—	(4,828)
Amortization of deferred policy acquisition costs	5,441	836	—	6,277
Amortization of cost of customer relationships acquired	122	297	—	419
Total benefits and expenses	42,086	15,455	2,857	60,398
Income (loss) before federal income tax expense	$4,637	(334)	(2,295)	2,008

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2019
(Unaudited)

	Three Months Ended
	March 31, 2018
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$32,360	11,669	—	44,029
Net investment income	10,130	3,302	339	13,771
Realized investment losses, net	(185)	(352)	(38)	(575)
Other income (loss)	209	(1)	—	208
Total revenue	42,514	14,618	301	57,433
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	15,291	5,860	—	21,151
Increase in future policy benefit reserves	13,582	1,026	—	14,608
Policyholders' dividends	1,297	10	—	1,307
Total insurance benefits paid or provided	30,170	6,896	—	37,066
Commissions	5,228	3,731	—	8,959
Other general expenses(1)	(884)	5,544	1,847	6,507
Capitalization of deferred policy acquisition costs	(4,640)	(1,323)	—	(5,963)
Amortization of deferred policy acquisition costs	6,540	1,066	—	7,606
Amortization of cost of customer relationships acquired	152	527	—	679
Total benefits and expenses	36,566	16,441	1,847	54,854
Income (loss) before federal income tax expense	$5,948	(1,823)	(1,546)	2,579
(1) During the three months ended March 31, 2018, the Company reduced its estimate of the liability accrued for policies that are not in compliance with Section 7702 of the Internal Revenue Code from $12.3 million to $5.1 million, as we continue to refine our estimates. The decrease is primarily related to the Life Insurance segment, which when offset by the impact of increased compliance costs, resulted in a negative amount reported for other general expenses for the Life Insurance segment for the three months ended March 31, 2018. For further information, refer to disclosures under the "Qualification of Life Products" heading within Note 7 in the Company's notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2019
(Unaudited)

(4) Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share.

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income (loss)	$(3,802)	37
Net income (loss) allocated to Class A common stock	$(3,764)	37
Net income (loss) allocated to Class B common stock	(38)	—
Net income (loss)	$(3,802)	37
Denominator:
Weighted average shares of Class A outstanding - basic	49,229	49,080
Weighted average shares of Class A outstanding - diluted	49,267	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic and diluted earnings (loss) per share of Class A common stock	$(0.08)	—
Basic and diluted earnings (loss) per share of Class B common stock	(0.04)	—

(5) Investments

The Company invests primarily in fixed maturity securities, which totaled 90.0% of total cash, cash equivalents and investments at March 31, 2019. The Company's cash, cash equivalents and investments are listed below.

	March 31, 2019		December 31, 2018
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities	$1,295,514	90.0	$1,231,039	88.7
Equity securities	15,672	1.1	15,068	1.1
Mortgage loans	185	—	186	—
Policy loans	81,474	5.7	80,825	5.8
Real estate and other long-term investments	5,715	0.4	7,223	0.5
Short-term investments	7,914	0.4	7,865	0.6
Cash and cash equivalents	34,093	2.4	45,492	3.3
Total cash, cash equivalents and investments	$1,440,567	100.0	$1,387,698	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2019
(Unaudited)

The following tables represent the cost or amortized cost, gross unrealized gains and losses and fair value for fixed maturities as of the periods indicated.

	March 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale:
U.S. Treasury securities	$9,841	1,492	—	11,333
U.S. Government-sponsored enterprises	3,534	846	—	4,380
States and political subdivisions	686,141	12,434	460	698,115
Corporate	438,608	18,344	2,518	454,434
Commercial mortgage-backed	887	—	—	887
Residential mortgage-backed	115,463	6,021	3	121,481
Asset-backed	4,763	3	1	4,765
Foreign governments	116	3	—	119
Total fixed maturities	$1,259,353	39,143	2,982	1,295,514

	December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$9,864	1,410	—	11,274
U.S. Government-sponsored enterprises	3,540	740	—	4,280
States and political subdivisions	713,991	7,614	1,490	720,115
Corporate	384,817	6,725	9,746	381,796
Commercial mortgage-backed	39,694	386	66	40,014
Residential mortgage-backed	66,960	1,726	2	68,684
Asset-backed	4,764	1	8	4,757
Foreign governments	117	2	—	119
Total fixed maturities	$1,223,747	18,604	11,312	1,231,039

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2019
(Unaudited)

Most of the Company's equity securities are diversified stock and bond mutual funds.

	March 31, 2019	December 31, 2018
	Fair Value	Fair Value
	(In thousands)
Equity securities:
Stock mutual funds	$3,091	2,906
Bond mutual funds	12,143	11,774
Common stock	133	94
Non-redeemable preferred stock	305	294
Total equity securities	$15,672	15,068

Valuation of Investments in Fixed Maturity and Equity Securities

Available-for-sale securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income. The Company recognized net realized gains of $602,000 and net realized losses of $302,000 on equity securities held for the three months ended March 31, 2019 and 2018, respectively.

The Company monitors all debt securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews.  The assessment of whether other-than-temporary impairments ("OTTI") have occurred is based on a case-by-case evaluation of underlying reasons for the decline in fair value.  The Company determines OTTI by reviewing relevant evidence related to the specific security issuer as well as the Company's intent to sell the security, or if it is more likely than not that the Company would be required to sell a security before recovery of its amortized cost.

When an OTTI has occurred, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.  If the Company intends to sell the security or it is more likely that the Company will be required to sell the security before recovery of its amortized cost basis, the OTTI is recognized in earnings equal to the entire difference between the investment's amortized cost and its fair value at the balance sheet date.  If the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis, the OTTI is separated into the following: (a) the amount representing the credit loss; and (b) the amount related to all other factors.  The amount of the total OTTI related to the credit loss is recognized in earnings.  The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.  The new amortized cost basis is not adjusted for subsequent recoveries in fair value.

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
March 31, 2019
(Unaudited)

expected recoveries, which may include estimating the underlying collateral value.  In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer.

No bond impairments were recognized for the three months ended March 31, 2019.  OTTI of $225,000 was recognized on one bond issuer for the three months ended March 31, 2018.

The following tables present the fair values and gross unrealized losses of fixed maturity securities that have remained in a continuous unrealized loss position for the periods indicated.

	March 31, 2019
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$67,893	75	60	51,053	385	70	118,946	460	130
Corporate	53,090	1,747	42	19,818	771	24	72,908	2,518	66
Residential mortgage-backed	—	—	—	96	3	5	96	3	5
Asset-backed	2,001	1	2	—	—	—	2,001	1	2
Total available-for-sale securities	$122,984	1,823	104	70,967	1,159	99	193,951	2,982	203

	December 31, 2018
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$227,132	883	233	33,891	607	46	261,023	1,490	279
Corporate	230,030	8,770	191	9,936	976	8	239,966	9,746	199
Commercial mortgage-backed	14,992	66	11	—	—	—	14,992	66	11
Residential mortgage-backed	18	—	3	98	2	4	116	2	7
Asset-backed	3,747	8	4	—	—	—	3,747	8	4
Total fixed maturities	$475,919	9,727	442	43,925	1,585	58	519,844	11,312	500

We have reviewed these securities in an unrealized loss position for the periods ended March 31, 2019 and December 31, 2018 and determined that no OTTI exists that have not been recognized based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases which may be maturity.  We continue to monitor all securities on an on-going basis and future information may become available which could result in other-than-temporary impairments being recorded.

The amortized cost and fair value of fixed maturity securities at March 31, 2019 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2019
(Unaudited)

with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

	March 31, 2019
	Amortized Cost	Fair Value
	(In thousands)
Fixed maturity securities:
Due in one year or less	$79,036	79,178
Due after one year through five years	131,849	134,746
Due after five years through ten years	215,686	222,226
Due after ten years	832,782	859,364
Total fixed maturity securities	$1,259,353	1,295,514

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Fixed Maturities, Available-for-Sale		Equity Securities
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(In thousands)

Proceeds	$7,659	—	—	—
Gross realized gains	$2	—	—	—
Gross realized losses	$183	—	—	—

There were sales of ten available-for-sale fixed maturity securities for the three months ended March 31, 2019. No available-for-sale fixed maturity securities were sold during the three months ended March 31, 2018. No equity securities were sold during the three months ended March 31, 2019 and 2018.

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
March 31, 2019
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

Level 2 includes those financial instruments that are valued by independent pricing services or broker quotes.  These models are primarily industry-standard models that consider various inputs, such as interest rates, credit spreads and foreign exchange rates for the underlying financial instruments.  All significant inputs are observable or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace.  Financial instruments in this category primarily include corporate securities, U.S. Government-sponsored enterprise securities, municipal securities and certain mortgage and asset-backed securities.

Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker prices utilizing significant inputs not based on or corroborated by readily available market information.  There were no securities in this category at March 31, 2019.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2019
(Unaudited)

The following tables set forth our assets that are measured at fair value on a recurring basis as of the dates indicated.

	March 31, 2019
Financial Assets	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Fixed maturities available-for-sale
U.S. Treasury and U.S. Government-sponsored enterprises	$11,333	4,380	—	15,713
States and political subdivisions	—	698,115	—	698,115
Corporate	50	454,384	—	454,434
Commercial mortgage-backed	—	887	—	887
Residential mortgage-backed	—	121,481	—	121,481
Asset-backed	—	4,765	—	4,765
Foreign governments	—	119	—	119
Total fixed maturities available-for-sale	11,383	1,284,131	—	1,295,514

Equity securities
Stock mutual funds	3,091	—	—	3,091
Bond mutual funds	12,143	—	—	12,143
Common stock	133	—	—	133
Non-redeemable preferred stock	305	—	—	305
Total equity securities	15,672	—	—	15,672
Total financial assets	$27,055	1,284,131	—	1,311,186

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2019
(Unaudited)

	December 31, 2018
Financial Assets	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Fixed maturities available-for-sale
U.S. Treasury and U.S. Government-sponsored enterprises	$11,274	4,280	—	15,554
States and political subdivisions	—	720,115	—	720,115
Corporate	47	381,749	—	381,796
Commercial mortgage-backed	—	40,014	—	40,014
Residential mortgage-backed	—	68,684	—	68,684
Asset-backed	—	4,757	—	4,757
Foreign governments	—	119	—	119
Total fixed maturities available-for-sale	11,321	1,219,718	—	1,231,039

Equity securities
Stock mutual funds	2,906	—	—	2,906
Bond mutual funds	11,774	—	—	11,774
Common stock	94	—	—	94
Non-redeemable preferred stock	294	—	—	294
Total equity securities	15,068	—	—	15,068
Total financial assets	$26,389	1,219,718	—	1,246,107

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At March 31, 2019, our fixed maturity securities, valued using a third-party pricing source, totaled $1.3 billion for Level 2 assets and comprised 97.9% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at March 31, 2019. For the three months ended March 31, 2019, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received. There were no transfers between Levels 1 and 2 securities during the three months ended March 31, 2019.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

We review the fair value hierarchy classifications each reporting period.  Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. There were no transfers in or out of Level 3 during the three months ended March 31, 2019.

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
March 31, 2019
(Unaudited)

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Mortgage loans	$185	221	186	222
Policy loans	81,474	81,474	80,825	80,825
Short-term investments	7,914	7,914	7,865	7,865
Cash and cash equivalents	34,093	34,093	45,492	45,492
Financial liabilities:
Annuity - investment contracts	55,821	55,109	56,658	55,977

Mortgage loans are secured principally by residential properties.  Weighted average interest rates for these loans were approximately 6.6% at March 31, 2019 and December 31, 2018. At March 31, 2019, maturities ranged from 19 to 23 years.  Management estimated the fair value using an annual interest rate of 6.25% at March 31, 2019.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans had a weighted average annual interest rate of 7.7% as of March 31, 2019 and December 31, 2018, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that corresponds to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have inforce, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at March 31, 2019 using discounted cash flows based upon spot rates ranging from 2.38% to 3.56% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

(7) Commitments and Contingencies

Qualification of Life Products

We have previously reported that a portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Section 7702 of the Internal Revenue Code ("IRC") of 1986. Further, we have determined that the structure of our policies sold to non-U.S. citizens, which were novated to CICA Ltd. effective July 1, 2018, may have inadvertently generated U.S. source income over time. Based upon a review of the options available to address these issues, we intend to remediate domestic life and annuity policies to U.S. citizens to comply with the IRC. For the novated policies sold to non-U.S. citizens, we expect to settle any past liabilities with the Internal Revenue Service ("IRS"). The Company has continued to refine its estimate of the exposure and expenses related to these tax issues, as described below for the current reporting period. The products have been and continue to be appropriately reported as life insurance under U.S. GAAP for financial reporting.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2019
(Unaudited)

These tax issues result in an estimated liability as of March 31, 2019 and December 31, 2018 of $10.0 million, after tax, related to projected IRS settlement amounts of $9.1 million and reserve increases totaling $0.9 million to bring policies into compliance. The probability weighted range of financial estimates relative to this issue is $6.0 million to $52.5 million, after tax. This estimated range includes projected taxes and interest and penalties payable to the IRS, as well as estimated increased payout obligations to current holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The estimated liability and the estimated range will be updated as we continue to refine our estimates.

The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of the tax liabilities for policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved by the Company is insufficient to meet the actual amount of our liabilities and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operation may be materially adversely affected. Management believes that based upon current information we have recorded the best estimate liability to date.

Accruals for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The process of determining our best estimate and the estimated range was a complex undertaking including insight from external consultants and involved management’s judgment based upon a variety of factors known at the time. We expect to incur additional costs ranging from $0.6 million to $0.9 million related to performing this analysis, but due to the uncertainty of actions, we cannot reasonably estimate these costs with any reliability. Actual amounts incurred may exceed this estimate and will be recorded as they become probable and can be reasonably estimated.

On May 17, 2017, we submitted an offer to enter into Closing Agreements with the IRS covering the CICA and CNLIC domestic life insurance businesses. The toll charges calculated and enumerated in the Closing Agreements totaled $124,000 and $4,000 for the CICA and CNLIC domestic life insurance businesses, respectively. We have not yet received any correspondence from the IRS related to our submissions.

Litigation and Regulatory Actions

From time to time we are subject to legal and regulatory actions relating to our business. We may incur defense costs, including attorneys' fees, and other direct litigation costs associated with defending claims. If we suffer an adverse judgment as a result of litigation claims, it could have a material adverse effect on our business, results of operations and financial condition.

(8) Income Taxes

CICA Ltd., a wholly owned subsidiary of Citizens, is considered a controlled foreign corporation for federal tax purposes. As a result, the insurance activity of CICA Ltd. is subject to Subpart F of the IRC and is included in Citizens’ taxable income. As of March 31, 2019, the Subpart F income inclusion generated $0.7 million of federal income tax expense.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2019
(Unaudited)

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate is as follows:

	Three Months Ended March 31,
	2019		2018
	Amount	%	Amount	%
	(In thousands, except for %)
Expected tax expense (benefit)	$422	21.0%	$542	21.0%
Foreign income tax rate differential	85	4.2%	—	—%
Annualized effective tax rate adjustment	3,319	165.3%	2,882	111.7%
Effect of uncertain tax position	1,192	59.4%	702	27.2%
Nondeductible costs to remediate tax compliance issue	—	—%	(1,543)	(59.8)%
CICA Ltd. Subpart F income	711	35.3%	—	—%
Other	81	4.1%	(41)	(1.6)%
Total federal income tax expense	$5,810	289.3%	$2,542	98.5%

A reconciliation of federal income tax expense above is computed by applying the federal income tax rate of 21% in 2019 and 2018 to income before federal income tax expense.

Income tax expense consists of:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Current	$5,671	4,335
Deferred	139	(1,793)
Total federal income tax expense	$5,810	2,542

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2019
(Unaudited)

The components of deferred federal income taxes are as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Deferred tax assets:
Future policy benefit reserves	$2,835	2,795
Net operating and capital loss carryforwards	193	191
Accrued expenses	22	30
Investments	2,106	1,841
Deferred intercompany loss	4,999	5,190
Other	60	309
Total gross deferred tax assets	$10,215	10,356
Deferred tax liabilities:
Deferred policy acquisition costs, cost of customer relationships acquired and intangible assets	$(8,712)	(8,745)
Unrealized gains on investments available-for-sale	(4,113)	(1,968)
Tax reserves transition liability	(4,690)	(4,864)
Other	(573)	(488)
Total gross deferred tax liabilities	(18,088)	(16,065)
Net deferred tax liability	$(7,873)	(5,709)

(9) Leases

Effective January 1, 2019, the Company adopted the new lease accounting guidance in Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASC No. 842"). We also elected the package of practical expedients, which among other things, does not require reassessment of lease classification. As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2019 a lease liability of $1.8 million discounted using an incremental borrowing rate of 4.76% and a right-of-use asset of $1.8 million. There was $1.3 million of undiscounted lease liability remaining as of March 31, 2019. The Company uses its estimated incremental borrowing rate, which is derived from information available at lease commencement date, in determining present value of lease payments.

The Company leases home office space in Austin, Texas for Citizens, Inc. and in Bermuda for CICA Ltd. as well as several district office locations related to our Home Service Insurance segment across Louisiana, Mississippi and Arkansas, which are classified as operating leases. Certain operating leases include renewal options that extend the lease term. The exercise of lease renewal options is at our sole discretion when it is reasonably certain that we will exercise such option. Leases with an initial term of 12 months or less are immaterial to the consolidated financial statements and are recognized as lease expense on a straight-line basis over the lease term and not recorded on the balance sheet.

The table below summarizes the number of weighted-average years remaining in our lease liabilities.

Lease Term	March 31, 2019

Weighted-average remaining lease term (years)
Operating leases	1.8

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2019
(Unaudited)

Maturities of our remaining lease liabilities as of March 31, 2019 are as follows.

Maturity of Lease Liabilities	Operating Lease Payments (a)
(In thousands)

2019	$734
2020	395
2021	187
2022	32
2023	—
After 2023	—
Total lease payments	1,348
Interest expense	(56)
Present value of lease liabilities	$1,292
(a) Operating lease payments exclude $13.5 million of legally binding minimum lease payments for leases signed but not yet commenced.

We recorded the lease right-of-use asset in Other Assets and the lease liability in Other Liabilities. Cash payments related to lease liabilities were $0.5 million for the three months ended March 31, 2019 and were reported in operating cash flows.

In January 2019, the Company entered into a long-term lease agreement with an unrelated party for its new home office in Austin, Texas.  The building in which we have leased office space is under construction and is expected to be completed in 2020. The long-term lease will commence after construction of the building is complete and has a 121-month term, and therefore is not included in the tables above. Payments under the new long-term lease agreement will average approximately $112,340 per month. To bridge the gap between the expiration date of the current lease and the lease commencement date of the new long-term lease, the Company is in the process of locating a short-term lease for our principal executive office.

The Company does not engage in lease agreements among related parties.

(10) Related Party Transactions

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions.  There were no other changes related to these relationships during the three months ended March 31, 2019.  See our Annual Report on Form 10-K for the year ended December 31, 2018 for a comprehensive discussion of related party transactions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are not statements of historical fact and constitute forward-looking statements within the meaning of the federal securities laws, including, without limitation, statements specifically identified as forward-looking statements within this document.  Many of these statements contain risk factors as well.  In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company, which are not statements of historical fact, constitute forward-looking statements. Examples of forward-looking statements include, but are not limited to:  (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial items, (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements.  Words such as "believes," "anticipates," "assumes," "estimates," "plans," "projects," "could," "expects," "intends," "targeted," "may," "will" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

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

•	Results of litigation we may be involved in;

•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, our products or services;

•	Our concentration of business from persons residing in Latin America and the Pacific Rim;

•	Changes in tax laws;

•	Effects of acquisitions and restructuring, including possible difficulties in integrating and realizing the projected results of acquisitions;

•	Changes in statutory or U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), policies or practices;

•	Changes in leadership among our board and senior management team;

•	Our success at managing risks involved in the foregoing; and

•	The risk factors discussed in Part II. Other Information-1A. Risk Factors of this report.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

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

Overview

Citizens, Inc. ("Citizens" or the "Company") is an insurance holding company incorporated in Colorado serving the life insurance needs of individuals in the U.S. since 1969 and internationally since 1975. Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we can achieve competitive advantages.  As of March 31, 2019, we had approximately $1.7 billion of total assets and approximately $4.8 billion of insurance inforce.  Our core insurance operations include issuing and servicing:

•
U.S. dollar-denominated ordinary whole life insurance and endowment policies predominantly to foreign residents, located principally in Latin America and the Pacific Rim through independent marketing consultants;

•	ordinary whole life insurance policies to middle income households concentrated in the Midwest, Mountain West and southern United States ("U.S.") through independent marketing consultants; and

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

Strategic Initiatives

The Company's Board of Directors and executive management team are continuing their assessment of the Company's international and domestic business models and strategies with the assistance and support of external consultants and advisors.  Our strategic realignment of the Company's international business model is ongoing under the leadership of our Chief Executive Officer, Chief Legal Officer and Chief Marketing Officer.  Specifically, we are focused on (1) introducing new products in the international market and increasing our profitability in both international and domestic markets for our Life Insurance segment and our Home Service Insurance segment; (2) a potential restructuring of our international business and operations that may include withdrawals from certain markets; (3) a strategic modernization and upgrade from our legacy technology systems and IT operations with a focus on digitization, our future business needs and cyber risk; (4) effectively operating our international life insurance business in Bermuda through CICA Life Ltd. ("CICA Ltd."); and (5) assessing and optimizing our investment portfolio strategy.

The following pages describe the operations of our two business segments: Life Insurance and Home Service Insurance.  Revenues derived from any single customer did not exceed 10% of consolidated revenues in any of the last three years.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

Current Financial Highlights

Financial highlights for the three months ended March 31, 2019 compared to the same period in 2018 were:

•
Insurance premiums declined slightly for the three months ended March 31, 2019, totaling $42.5 million, down from $44.0 million for the same period in 2018, a decrease of 3.6%. The decline was driven by fewer first year and renewal premiums in our Life Insurance segment.

•
Net investment income was relatively flat for the three months ended March 31, 2019 compared to the corresponding period in 2018, increasing 0.2%. A growing asset base derived from cash flows from our insurance operations offset declining yields resulting from the sustained low interest rate environment.  The average yield on the consolidated portfolio as of the three months ended March 31, 2019 was an annualized rate of 4.08% compared to 4.31% for the same period in 2018.

•
A realized gain of $5.5 million was recorded for the three months ended March 31, 2019 related to the sale of our former corporate headquarters in Austin, Texas. We also recorded realized gains of $602,000 related to fair value changes of our equity securities owned at March 31, 2019 and realized losses of $104,000 related to dispositions of securities from our fixed maturity securities portfolio. OTTI of $225,000 was recorded for the three months ended March 31, 2018 related to a single issuer and we recorded equity losses of $302,000 due to fair value changes.

•
Claims and surrenders expense increased 8.9% for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to an increase in surrender benefits and matured endowments in the Life Insurance segment.

•
General expenses increased 117.2% for the three months ended March 31, 2019 compared to the same period in 2018 as the previous period expenses were reduced by $7.2 million due to a decrease in our 7702/72(s) tax compliance best estimate liability from the estimate at year end 2017. We also had additional costs reported in the three months ended March 31, 2019 relating to higher executive compensation, offset partially by reduced audit fees.

Our Operating Segments

Our business is comprised of two operating business segments, as detailed below.

•	Life Insurance

•	Home Service Insurance

Our insurance operations are the primary focus of the Company, as those operations generate most of our income.  See the discussion under Segment Operations below for detailed analysis.  The amount of insurance, number of policies, and average face amounts of ordinary life policies issued during the periods indicated are shown below.

	Three Months Ended March 31,
	2019			2018
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life Insurance	$45,861,092	699	$65,610	$58,790,652	1,054	$55,779
Home Service Insurance	43,290,580	5,915	7,319	49,947,692	6,838	7,304

The number of policies issued decreased 33.7% and 13.5% for the Life and Home Service Insurance segments for the three months ended March 31, 2019, respectively, compared to the same periods in 2018. The decline in new business applications in our Life Insurance segment is driven by ceasing sales in Brazil and terminating agreements with several independent consultants in Latin

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

America that do not meet our vision, values and culture.   Excluding these two factors the number of policies issued by our International business has been flat for the period.  While the number of policies issued has declined in the Life Insurance and Home Service Insurance segments during 2019, the average face amount issued has increased, resulting in overall premium income not declining at the same rate as policy issuances.

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

Revenues

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Revenues:
Premiums:
Life insurance	$40,980	42,529
Accident and health insurance	323	291
Property insurance	1,161	1,209
Net investment income	13,796	13,771
Realized investment gains (losses), net	5,961	(575)
Other income	185	208
Total revenues	$62,406	57,433

Premium Income.  Premium income derived from life, accident and health, and property insurance sales decreased 3.6% for the three months ended March 31, 2019 compared to the same period in 2018. The decrease is driven primarily by a decline in first year and renewal premiums in our Life Insurance segment. See the detail distribution of premiums within Segment Operations discussion below.

Net Investment Income. Net investment income performance is summarized as follows.

	March 31,	December 31,	March 31,
	2019	2018	2018
	(In thousands, except for %)
Net investment income, annualized	$55,185	54,205	55,084
Average invested assets, at amortized cost	1,352,299	1,300,755	1,277,670
Annualized yield on average invested assets	4.08%	4.17%	4.31%

The annualized yield declined 23 basis points during the first quarter of 2019 compared to the same period in 2018, despite an increase in average invested assets. We have traditionally invested in fixed maturity securities with a large percentage held in callable issues.  In the fourth quarter of 2018, we began a process of repositioning our portfolio into more diversified holdings and maturities as part of our investment management strategy. We have increased our purchases of AA rated mortgage backed securities

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

while reducing our municipal holdings. While these securities generally have a higher rating than our municipal holdings, average yields are lower. In addition, as a substantial proportion of our fixed maturity investments continue to be called, we have faced challenges in finding investments with comparable yields in the continued low interest rate environment.

Investment income from debt securities accounted for approximately 87.5% of total investment income for the three months ended March 31, 2019.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Gross investment income:
Fixed maturity securities	$12,514	12,424
Equity securities	157	160
Mortgage loans	3	3
Policy loans	1,601	1,535
Long-term investments	1	—
Other investment income	24	30
Total investment income	14,300	14,152
Investment expenses	(504)	(381)
Net investment income	$13,796	13,771

Fixed maturity securities income increased 0.7% during the three months ended March 31, 2019 compared to the same period in 2018. In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value to pay for premiums, contributed to the increase in investment income.

Realized Investment Gains (Losses), Net.  A realized gain was recorded for the three months ended March 31, 2019 of $5.5 million from the sale of our former corporate headquarters in Austin, TX. We recorded realized losses in the three months ended March 31, 2019 of $104,000 related to our fixed maturity securities portfolio and gains of $602,000 due to fair value changes related to equity securities still owned at March 31, 2019.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

Benefits and Expenses

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$23,033	21,151
Increase in future policy benefit reserves	12,299	14,608
Policyholders' dividends	1,182	1,307
Total insurance benefits paid or provided	36,514	37,066
Commissions	7,884	8,959
Other general expenses	14,132	6,507
Capitalization of deferred policy acquisition costs	(4,828)	(5,963)
Amortization of deferred policy acquisition costs	6,277	7,606
Amortization of cost of customer relationships acquired	419	679
Total benefits and expenses	$60,398	54,854

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Death claims	$6,487	6,183
Surrender benefits	9,739	9,159
Endowments	3,076	3,192
Matured endowments	2,681	1,424
Property claims	218	385
Accident and health benefits	58	81
Other policy benefits	774	727
Total claims and surrenders	$23,033	21,151

•
Death claims increased 4.9% for the three months ended March 31, 2019 compared to the same period in 2018. Mortality experience is closely monitored by the Company and the activity is within expected levels.

•
Surrenders increased 6.3% for the three months ended March 31, 2019 compared to the same period in 2018. Surrenders represented 0.2% of direct ordinary whole life insurance in force for the three months ended March 31, 2019. The increase in surrender expense is primarily related to our international business. A significant portion of surrenders relate to policies that have been in force over fifteen years and no longer have associated surrender charges. Total direct insurance in force as of March 31, 2019 was $4.8 billion, a slight decrease from 2018.

•
Matured endowments increased 88.3% for the three months ended March 31, 2019 compared to the same period in 2018. We anticipated this increase based upon the dates of when our policy endowment contracts were sold and their expected maturities as set forth in the contracts.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves decreased 15.8% for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to increased surrenders and maturities from our international business.

Policyholders' Dividends.  Policyholders' dividends decreased slightly for the three months ended March 31, 2019 compared to the same period in 2018. This decrease was due to changes in persistency and production.

Commissions. Commission expense for the three months ended March 31, 2019 fluctuated directly in relation to the decrease in first year and renewal premiums compared to premium levels for the three months ended March 31, 2018.

Other General Expenses. Expenses increased substantially for the three months ended March 31, 2019 compared to the same period in 2018 as the previous period expenses were reduced by $7.2 million due to a decrease in our 7702/72(s) tax compliance best estimate liability from the estimate at year end 2017. We have continued to refine our estimate as we prepare to submit offers to enter into closing agreements with the IRS related to these matters. We also had additional costs related to salaries, bonuses and other compensation paid to executive officers for the three months ended March 31, 2019 compared to the same period last year. Audit fees were lower during the three months ended March 31, 2019, compared to the first quarter of 2018.

Capitalized and Amortized Deferred Policy Acquisition Costs.  Costs capitalized include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  Capitalized costs decreased for the three months ended March 31, 2019 compared to the same period in 2018 as we experienced a decline in first year premium production in the current period, which decreased capitalized amounts.  Commissions paid on renewal premiums are significantly lower than those paid on first year business. The decline in production also resulted in much lower amortization for the three months ended March 31, 2019 compared to the first quarter of 2018. Amortization of deferred policy acquisition costs is also impacted by persistency and may fluctuate from quarter to quarter.

Federal Income Tax. Tax expense increased as our effective tax rate was 289.3% for the three months ended March 31, 2019 as compared to 98.5% for the same period in 2018.  CICA Ltd., a wholly owned subsidiary of Citizens, is considered a controlled foreign corporation for federal tax purposes and CICA Ltd.'s activity gives rise to taxable income in the U.S. as Subpart F Income. As of March 31, 2019, the Subpart F income inclusion generated $0.7 million of federal income tax expense, which impacted the current tax rate. In addition, for the three months ended March 31, 2019 the Company's tax rate was impacted by sale of our former corporate headquarters and impact of our uncertain tax position. Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes, as well as impacts from our tax compliance issues and uncertain tax positions.  See Note 8. Income Taxes in the notes to our consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

Segment Operations

The Company has two reportable segments:  Life Insurance and Home Service Insurance.  These segments are reported in accordance with U.S. GAAP.  The Company also operates other non-insurance portions of the Company, which primarily include the Company's IT and Corporate-support functions, which are included in the table presented below to properly reconcile the segment information with the consolidated financial statements of the Company. The Company evaluates profit and loss performance of its segments based on income before federal income taxes.

	Three Months Ended
	March 31,
	2019	2018
Segments:	(In thousands)
Life Insurance	$4,637	5,948
Home Service Insurance	(334)	(1,823)
Total segments	4,303	4,125
Other Non-Insurance enterprises	(2,295)	(1,546)
Income before federal income tax expense	$2,008	2,579

Life Insurance

Our Life Insurance segment issues ordinary whole life insurance in the U.S. and in U.S. Dollar-denominated amounts to foreign residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and can utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations.  Additionally, endowment contracts are issued by the Company, which are principally accumulation contracts that incorporate an element of life insurance protection.  For the majority of our business, we retain the first $100,000 of risk on any one life, reinsuring the remainder of the risk.  Historically, we have operated this segment through our CICA and CNLIC insurance subsidiaries. Since, July 1, 2018, we have operated the international business in this segment through CICA Ltd.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

International Products

We offer several ordinary whole life insurance and endowment products designed to meet the needs of our non-U.S. policyholders.  These policies have been structured to provide:

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

Our international products have living benefit features. Most policies contain guaranteed cash values and are participating (i.e., provides for cash dividends as apportioned by the board of directors).  Once a policyholder pays the annual premium and the policy is issued, the owner becomes entitled to policy cash dividends as well as annual premium benefits, if the annual premium benefit was elected.  According to the policy language, the policyholder has several options with regard to the policy dividends and annual premium benefits. Any annual policy cash dividend may, at the option of the policyholder and provided the value of a dividend is not encumbered by a policy loan, be applied under one of the following options: (1) paid in cash to the policy owner; (2) credited toward payment of premiums on the policy; (3) left with the Company to accumulate at a defined interest rate; (4) applied to increase the amount of insurance benefit by purchase of paid-up additions to the policy; or (5) be assigned to a third party. If the policy is encumbered by a loan, only option 3 will apply to secure the outstanding loan. Similarly, all annual premium benefits credited to the policy may at the option of the policyholder, and provided the policy is not encumbered by a policy loan, be applied under one of the following options: (1) paid in cash to the policy owner; (2) credited toward payment of premiums on the policy; (3) left with the Company to accumulate at an annually company declared interest rate; or (4) be assigned to a third party. Likewise, if the policy is encumbered by a loan, only option (3) will apply to secure the outstanding loan. Under the "assigned to a third party" provision, the Company has historically allowed policyholders, after receiving a copy of the Citizens, Inc. Stock Investment Plan (the "CISIP") prospectus and acknowledging their understanding of the risks of investing in Citizens Class A common stock, the right to assign policy values outside of the policy to the CISIP, which is administered in the U.S. by Computershare, Trust Company, N.A., our plan administrator and an affiliate of Computershare Inc., our transfer agent. The CISIP is a direct stock purchase plan available to policyholders, shareholders, our employees and directors, independent consultants, and other potential investors through the Computershare website. The Company has registered the shares of Class A common stock issuable to participants under the CISIP on a registration statement under the Securities Act of 1933, as amended (the "Securities Act") that is on file with the Securities and Exchange Commission. Computershare administers the CISIP in accordance with the terms and conditions of the CISIP, which is available on the Computershare website and as part of the Company’s registration statement on file with the Securities and Exchange Commission.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

The following table sets forth, by country, our direct premiums from the top five premium producing countries in our international life insurance business for the three months ended March 31, 2019 and 2018 as indicated below.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Country
Colombia	$5,960	6,053
Venezuela	5,305	6,041
Taiwan	4,765	4,792
Ecuador	3,238	3,664
Argentina	1,981	1,972
Other Non-U.S.	8,477	8,718
Total	$29,726	31,240

We reported declines in premiums during the three months ended March 31, 2019 and continue to monitor key indicators in these markets for signs of weakening sales. This business is dependent on our clients having access to U.S. dollars. Our international business may also be affected by our ongoing strategic review of our business model and by economic or other events in foreign countries in which our policies are marketed. In April 2018, in connection with our review of our international business model, we discontinued accepting life insurance applications from Brazilian citizens or residents. Brazil had traditionally been one of our top 5 premium-producing countries in our international life insurance business for the past several years. We recorded premiums from the Brazilian portion of our business of $1.8 million, or 5.9% of total international premiums, as of March 31, 2019 and $2.1 million, or 6.8% of total international premiums, as of March 31, 2018. We also terminated agreements with several independent consultants in Latin America who do not meet our vision, values, and culture.

Direct premiums from Venezuela have declined as Venezuela continues to experience widespread public demonstrations against crime, corruption and soaring inflation and poor utility infrastructure, and we expect that overall premiums from Venezuela will continue to decline if the deteriorating political and economic environment and infrastructure continue to adversely impact our ability to make sales and collect premiums. Our international business and premium collections also could be impacted by our inability to comply with current or future foreign laws or regulations applicable to the Company or our independent consultants

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

in the countries from which we accept applications as well as by marketing or operational changes made by the Company to comply with those laws or regulations. See Part II, Item 1A. Risk Factors for additional information.

Domestic Sales

Most of our domestic inforce business results from blocks of business of insurance companies we have acquired over the past 20 years.  We discontinued new sales of our non-home service domestic products beginning January 1, 2017.

The following table sets forth our direct premiums by state for the top five premium producing U.S. states for the three months ended March 31, 2019 and 2018 as indicated below.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
State
Texas	$440	390
Indiana	240	278
Florida	128	146
Missouri	103	102
Louisiana	59	62
Other States	411	427
Total	$1,381	1,405

We report premiums based upon the current residence of our policyholders. A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business.  We have ceded the majority of our accident and health insurance business to an unaffiliated insurance company under a coinsurance agreement.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

The results of operations for the Life Insurance segment for the periods indicated are as follows.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Revenue:
Premiums	$30,914	32,360
Net investment income	10,169	10,130
Realized investment gains (losses), net	5,457	(185)
Other income (loss)	183	209
Total revenue	46,723	42,514
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	17,162	15,291
Increase in future policy benefit reserves	11,313	13,582
Policyholders' dividends	1,172	1,297
Total insurance benefits paid or provided	29,647	30,170
Commissions	4,373	5,228
Other general expenses	6,205	(884)
Capitalization of deferred policy acquisition costs	(3,702)	(4,640)
Amortization of deferred policy acquisition costs	5,441	6,540
Amortization of cost of customer relationships acquired	122	152
Total benefits and expenses	42,086	36,566
Income before federal income tax expense	$4,637	5,948

Premiums.  Premium revenues decreased 4.5% for the three months ended March 31, 2019, compared to the same period in 2018 due primarily to a decrease in both first year and renewal international business. First year premium revenues declined for the three months ended March 31, 2019 as we experienced a decline in applications received from Venezuela and other countries to a lesser extent. We believe that the decline in new business is driven by several factors, including the political instability in Venezuela, ceasing sales in Brazil, and slower acceptance of the new product set that was repriced and submitted to the market beginning in 2017. Sales internationally have continued to be driven by our endowment to age sixty-five and twenty-year endowment products which have been the top performers for the last several years.

Life insurance premium breakout is detailed below.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Premiums:
First year	$2,274	3,074
Renewal	28,640	29,286
Total premiums	$30,914	32,360

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

Net Investment Income.  Net investment income increased primarily due to the growth in average invested assets.

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
	(In thousands, except for %)
Net investment income, annualized	$40,677	39,985	40,520
Average invested assets, at amortized cost	1,003,732	958,135	938,665
Annualized yield on average invested assets	4.05%	4.17%	4.32%

The annualized yield has declined compared to the first quarter of 2018. While our average invested assets have continued to grow, we have a high proportion of callable fixed maturity securities in our investment portfolio. As these securities have been called, it has been challenging to find investments with comparable yields in the continued low interest rate environment. In addition, we have repositioned our portfolio to include more highly rated, but lower yielding mortgage backed securities.

Realized Investment Gains (Losses), Net. Realized gains of $5.5 million were recorded for the three months ended March 31, 2019 due primarily to a $5.5 million recognized gain from the sale of our former corporate headquarters in Austin, Texas. In addition, we recognized losses of $65,000 due to the strategic repositioning of our fixed maturity securities portfolio and gains of $23,000 due to equity securities fair value adjustments during the first quarter of 2019. We also recorded realized investment losses for the three months ended March 31, 2018 that were primarily due to an additional impairment of one single issuer which totaled $150,000.

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Death claims	$1,848	1,599
Surrender benefits	8,875	8,424
Endowment benefits	3,074	3,189
Matured endowments	2,558	1,302
Accident and health benefits	38	54
Other policy benefits	769	723
Total claims and surrenders	$17,162	15,291

•
Death claims expense was unfavorable for the three months ended March 31, 2019 compared with the same period in 2018. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
Surrenders increased 5.4% for the three months ended March 31, 2019 compared to the same period in 2018. As we have a maturing book of business, the majority of policy surrender benefits paid are in the later durations after the surrender charges have been reduced or ended.

•
Endowment benefit expense primarily results from the election by policyholders of a product feature providing an annual guaranteed benefit.  This is a fixed benefit over the life of the contract, thus this expense will vary with new sales and persistency of the business.

•
Matured endowments increased 96.5% for the three months ended March 31, 2019 compared to the same period in 2018, as a large number of our endowment contracts reached maturity in the current period. We anticipate this trend will continue as endowments products sold reach their stated maturities.

•	Other policy benefits resulted primarily from interest paid on premium deposits and policy benefit accumulations.

Increase in Future Policy Benefit Reserves.  The decrease in policy benefit reserves for the three months ended March 31, 2019 compared to the same period in 2018 was due primarily to the decline in new premium income and increase in surrender and maturity activity in the current period as described above.

Policyholders' Dividends. Policyholders' dividends were comparable for both the three months ended March 31, 2019 and 2018 as we adjusted our dividend rates for later durations in our policies beginning in 2016.

Commissions.  Commission expense decreased for the three months ended March 31, 2019 compared to the same period in 2018.  This expense fluctuates directly with new premium revenues as commission rates paid are higher on first year premium sales, which were down for the three months ended March 31, 2019 compared to the same period in 2018.

Other General Expenses.   Expenses increased for the three months ended March 31, 2019 compared to the same period in 2018. The increase primarily relates to the large reduction in the 7702 tax compliance estimated costs we recorded in the first quarter of 2018. Our best estimate liability is usually adjusted each quarter as we refine our estimate in preparation for submitting offers to enter into closing agreements with the IRS. We also had additional costs related to salaries, bonuses and other compensation paid to executive officers for the three months ended March 31, 2019 compared to the same period last year.  Audit fees were lower during the three months ended March 31, 2019, compared to the first quarter of 2018.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs fluctuate in direct relation to commissions, decreasing for the three months ended March 31, 2019, based upon first year and renewal premiums and commissions paid compared to the same period in 2018.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

Amortization of Deferred Policy Acquisition Costs.  Amortization costs fluctuate with changes in first year premium activity, surrenders, and persistency in general. As previously described, persistency is monitored closely by the Company.

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
State
Louisiana	$10,643	10,670
Mississippi	506	567
Arkansas	387	416
Other States	227	231
Total	$11,763	11,884

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

The results of operations for the Home Service Insurance segment for the periods indicated are as follows.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Revenue:
Premiums	$11,550	11,669
Net investment income	3,086	3,302
Realized investment gains (losses), net	484	(352)
Other income (loss)	1	(1)
Total revenue	15,121	14,618
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,871	5,860
Increase in future policy benefit reserves	986	1,026
Policyholders' dividends	10	10
Total insurance benefits paid or provided	6,867	6,896
Commissions	3,511	3,731
Other general expenses	5,070	5,544
Capitalization of deferred policy acquisition costs	(1,126)	(1,323)
Amortization of deferred policy acquisition costs	836	1,066
Amortization of cost of customer relationships acquired	297	527
Total benefits and expenses	15,455	16,441
Income (loss) before federal income tax expense	$(334)	(1,823)

Premiums.  Premiums were down slightly for the three months ended March 31, 2019 compared to the same period in 2018.

Net Investment Income.  Net investment income for our Home Service Insurance segment declined during the three months ending March 31, 2019 compared to the same period in 2018 as a fall in yields and an increase in investment expenses offset a slight increase in average invested assets. As previously described, it has been challenging to find attractive yields in the current low interest rate environment. Net investment income yield for our Home Service segment is summarized below.

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
	(In thousands, except for %)
Net investment income, annualized	$12,755	13,125	13,208
Average invested assets, at amortized cost	292,262	290,443	291,301
Annualized yield on average invested assets	4.36%	4.52%	4.53%

Realized Investment Gains (Losses), Net.  Realized net gains for the three months ended March 31, 2019 were primarily related to equity securities fair value adjustments of $516,000, as financial markets performed well in the first quarter of 2019. In addition, strategic repositioning of our fixed maturity securities portfolio resulted in realized losses of $32,000 during the quarter. We

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

recorded losses of $259,000 due to fair value changes related to equity securities and an additional impairment on one bond issuer totaling $75,000 for the three months ended March 31, 2018.

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Death claims	$4,639	4,584
Surrender benefits	864	735
Endowment benefits	2	3
Matured endowments	123	122
Property claims	218	385
Accident and health benefits	20	27
Other policy benefits	5	4
Total claims and surrenders	$5,871	5,860

•
Death claims expense fluctuates based upon reported claims. We experienced small increase in reported claims in the three months ended March 31, 2019 compared to the same period in 2018. Mortality experience is closely monitored by the Company as a key performance indicator and amounts were within expected levels.

•	Surrender benefits increased for the three months ended March 31, 2019, within anticipated ranges based on management expectations.

•	Property claims decreased for the three months ended March 31, 2019, as we experienced favorable weather-related claim activity in 2019 compared to the same period in 2018.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves for the three months ended March 31, 2019 was consistent with sales and surrender activity compared to the same period in 2018.

Commissions.  Commission expense decreased for the three months ended March 31, 2019 compared to the same period in 2018, consistent with premium collection levels. In addition, management initiated a change in commission policy in 2018 that has resulted in generally lower commission payouts.

Other General Expenses.  Expenses are allocated by segment based upon an annual expense study performed by the Company. Expenses declined for the three months ended March 31, 2019, compared to the same period in 2018, due primarily to lower costs of audit fees related to the 2018 audit incurred in 2019, compared to 2017 audit fees incurred in the first quarter of 2018.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs decreased for the three months ended March 31, 2019.  DAC capitalization is directly correlated to fluctuations in new business and commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three months ended March 31, 2019 declined compared to the corresponding period in 2018 due to lower first year production and commissions in the current quarter.

Amortization of Cost of Customer Relationships Acquired. Amortization decreased, mainly due to an annual review and true up performed in the three months ended March 31, 2019.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

Other Non-Insurance Enterprises

This represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP. The loss reported for the three months of 2019 and 2018 is typical since the elimination of intercompany revenue is the primary source of revenue.

Investments

The administration of our investment portfolios is handled by our management and a third-party investment manager pursuant to board-approved investment guidelines, with all trading activity approved by a committee of each entity's respective boards of directors.  The guidelines used require that fixed maturities, both government and corporate, are investment grade and comprise a majority of the investment portfolio.  State insurance statutes prescribe the quality and percentage of the various types of investments that may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, mortgage loans and real estate within certain specified percentages.  The assets are intended to mature in accordance with the average maturity of the insurance products and provide the cash flow for our insurance company subsidiaries to meet their respective policyholder obligations.

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested cash, cash equivalents and investments.

	March 31, 2019		December 31, 2018
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Marketable debt securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$15,713	1.1	$15,554	1.1
States and political subdivisions	698,115	48.5	720,115	52.0
Corporate	454,434	31.5	381,796	27.5
Mortgage-backed (1)	122,368	8.5	108,698	7.8
Asset-backed	4,765	0.3	4,757	0.3
Foreign governments	119	—	119	—
Total fixed maturity securities	1,295,514	89.9	1,231,039	88.7
Short-term investments	7,914	0.5	7,865	0.6
Cash and cash equivalents	34,093	2.4	45,492	3.3
Other investments:
Policy loans	81,474	5.7	80,825	5.8
Equity securities	15,672	1.1	15,068	1.1
Mortgage loans	185	—	186	—
Real estate and other long-term investments	5,715	0.4	7,223	0.5
Total cash, cash equivalents and investments	$1,440,567	100.0	$1,387,698	100.0
(1) Includes $121.3 million and $108.5 million of U.S. Government-sponsored enterprises at March 31, 2019 and December 31, 2018, respectively.

Cash and cash equivalents decreased as of March 31, 2019 due to timing of cash inflows and investments of cash into marketable securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$95,866	7.4	$96,333	7.8
AA	549,989	42.5	551,978	44.8
A	312,124	24.1	281,553	22.9
BBB	314,838	24.2	277,584	22.6
BB and other	22,697	1.8	23,591	1.9
Totals	$1,295,514	100.0	$1,231,039	100.0

Credit ratings reported for the periods indicated are assigned by a Nationally Recognized Statistical Rating Organization ("NRSRO") such as Moody’s Investors Service, Standard & Poor’s or Fitch Ratings.  A credit rating assigned by an NRSRO is a quality based rating, with AAA representing the highest quality and D the lowest, with BBB and above being considered investment grade.  In addition, the Company may use credit ratings of the National Association of Insurance Commissioners ("NAIC") Securities Valuation Office ("SVO") as assigned, if there is no NRSRO rating.  Securities rated by the SVO are grouped in the equivalent NRSRO category as stated by the SVO and securities that are not rated by an NRSRO are included in the "other" category.

The Company has no direct sovereign European debt exposure as of March 31, 2019.

As of March 31, 2019, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipal securities shown including third party guarantees

	March 31, 2019
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$56,042	55,469	31,833	31,629	—	—	87,875	87,098	12.7
AA	144,960	142,733	233,802	230,748	23,103	22,476	401,865	395,957	57.7
A	23,757	23,265	143,069	139,000	10,821	10,330	177,647	172,595	25.2
BBB	5,809	5,823	13,640	13,556	1,459	1,381	20,908	20,760	3.0
BB and other	5,579	5,536	4,241	4,195	—	—	9,820	9,731	1.4
Total	$236,147	232,826	426,585	419,128	35,383	34,187	698,115	686,141	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

Municipal securities shown excluding third party guarantees

	March 31, 2019
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$21,887	21,768	10,157	10,149	—	—	32,044	31,917	4.7
AA	119,603	118,393	168,637	167,142	16,238	15,768	304,478	301,303	43.8
A	50,473	49,631	174,020	169,313	13,614	13,023	238,107	231,967	33.8
BBB	10,919	10,793	30,001	29,531	—	—	40,920	40,324	5.9
BB and other	33,265	32,241	43,770	42,993	5,531	5,396	82,566	80,630	11.8
Total	$236,147	232,826	426,585	419,128	35,383	34,187	698,115	686,141	100.0

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as noted in the table below.

	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)
Utilities	$144,212	141,208	20.8%
Education	111,597	109,462	16.1%
General Obligations	72,271	71,245	10.4%

The Company's exposure of municipal holdings is spread across many states, with Texas and Florida as the two states with the largest municipal holdings as of March 31, 2019. The Company holds 21.1% of its municipal security holdings in Texas issuers and 12.7% in Florida issuers based on fair value. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of March 31, 2019.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

The tables below represent the exposure the Company holds in these two states.

	March 31, 2019
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Texas securities including third party guarantees
AAA	$54,046	53,495	16,044	15,870	—	—	70,090	69,365
AA	35,515	35,222	23,722	23,340	—	—	59,237	58,562
A	—	—	9,630	9,386	—	—	9,630	9,386
BBB	—	—	6,544	6,476	—	—	6,544	6,476
BB and other	728	728	1,215	1,188	—	—	1,943	1,916
Total	$90,289	89,445	57,155	56,260	—	—	147,444	145,705
Texas securities excluding third party guarantees
AAA	$20,449	20,334	936	939	—	—	21,385	21,273
AA	53,179	52,630	25,264	24,988	—	—	78,443	77,618
A	13,675	13,563	17,222	16,805	—	—	30,897	30,368
BBB	1,213	1,187	7,098	7,013	—	—	8,311	8,200
BB and other	1,773	1,731	6,635	6,515	—	—	8,408	8,246
Total	$90,289	89,445	57,155	56,260	—	—	147,444	145,705

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

	March 31, 2019
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Florida securities including third party guarantees
AAA	$503	501	3,491	3,489	—	—	3,994	3,990
AA	—	—	57,119	56,710	5,129	5,088	62,248	61,798
A	—	—	11,700	11,625	10,594	10,105	22,294	21,730
Total	$503	501	72,310	71,824	15,723	15,193	88,536	87,518

Florida securities excluding third party guarantees
AAA	$503	501	—	—	—	—	503	501
AA	—	—	44,677	44,438	3,559	3,557	48,236	47,995
A	—	—	23,431	23,251	10,593	10,105	34,024	33,356
BB and other	—	—	4,202	4,135	1,571	1,531	5,773	5,666
Total	$503	501	72,310	71,824	15,723	15,193	88,536	87,518

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

There were no other-than-temporary impairments recorded for the three months ended March 31, 2019. The Company recognized other-than-temporary impairments of $225,000 during the three months ended March 31, 2018.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.

Our liquidity requirements are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments to provide cash flow, and there were no liquidity issues during the three months ended March 31, 2019.  Our investments consist of 92.1% of marketable debt securities classified as available-for-sale and 1% of equity securities that could be readily converted to cash for liquidity needs.

A primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals.  We include provisions in our insurance policies, such as surrender charges, that help limit and discourage early withdrawals.  Since these contractual withdrawals, as well as the level of surrenders experienced, have been largely consistent with our assumptions in asset liability management, our associated cash outflows historically have not had an adverse impact on our overall liquidity.  Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy.  Cash flow projections and cash flow tests under various market interest rate scenarios are also performed annually to assist in evaluating liquidity needs and adequacy.

Our whole life and endowment products provide the policyholder with alternatives once the policy matures. The policyholder can choose to take a lump sum payout or leave the money on deposit at interest with the Company. The Company has a significant amount of endowment products representing over 50% of total insurance in force with older contracts sold historically that will begin reaching their maturities over the next several years and policyholder election behavior is not known. If a large number of policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell securities at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be negatively impacted if the product guaranteed rate is higher than the current market rate we can earn on our investments. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds, but we will monitor closely our policyholder behavior patterns.

A large portion of our debt security investment portfolio will mature in the next seven years and could be called sooner. We were subject to significant call activity beginning in 2009 due to the declining interest rate environment, which required us to reinvest in debt securities with shorter durations that are now approaching maturity. We will need to reinvest these maturing funds in the current interest rate environment. Our profitability could be negatively impacted depending on the market rates at the time of reinvestment. This could result in a decrease in our spread between our policy liability crediting rates and our investment earned rates which could also negatively impact our liquidity.

Cash flows from our insurance operations historically have been sufficient to meet current needs.  Cash flows from operating activities were $17.9 million and $22.0 million for the three months ended March 31, 2019 and March 31, 2018, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investing activities totaled $28.8 million and $27.1 million for the three months ended March 31, 2019 and March 31, 2018, respectively. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

We have established an estimated liability of $10.0 million, net of tax, as of March 31, 2019 for probable liabilities and expenses associated with a tax compliance matter related to the qualification of certain of our policies as described in Note 7. Commitments and Contingencies, which represents management’s estimate. We have disclosed an estimated range related to probable liabilities and expenses of $6.0 million to $52.5 million, net of tax. This estimated range includes projected taxes, interest and penalties payable to the IRS, as well as estimated increased payout obligations to current holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of the tax liabilities for policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and exceed the high end of our estimated range of liabilities and expenses.

The NAIC has established minimum capital requirements in the form of risk-based capital ("RBC").  RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-based Capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves.  Should the ratio of adjusted statutory capital to control level RBC fall below 200%, a series of remedial actions by the affected company would be required. We have a parental guarantee between Citizens, Inc. and CICA Life Insurance Company of America ("CICA"), Citizens' wholly-owned subsidiary domiciled in Colorado, to maintain a RBC level above 350%.

The Bermuda Monetary Authority ("BMA") established risk-based regulatory capital adequacy and solvency margin requirements for Bermuda insurers that mandate that a Bermuda-domiciled subsidiary’s Enhanced Capital Requirement ("ECR") be calculated by either (a) Bermuda Solvency Capital Requirement ("BSCR"), or (b) an internal capital model that the BMA has approved for use for this purpose. CICA Ltd., Citizens, Inc.'s wholly-owned subsidiary domiciled in Bermuda, uses the BSCR in calculating its solvency requirements. The Economic Balance Sheet ("EBS") framework is embedded as part of the BSCR and forms the basis of its ECR.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation and in moving towards the implementation of a risk-based capital approach, the BMA has established a threshold capital level (termed the Target Capital Level ("TCL")), set at 120 percent of ECR, which serves as an early warning tool for the BMA. Failure to maintain statutory capital at least equal to the TCL would likely result in increased BMA regulatory oversight.

All U.S. insurance subsidiaries were above the RBC minimums at March 31, 2019.  CICA Ltd. held capital in excess of the BSCR requirements at March 31, 2019.

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

Contractual Obligations and Off-balance Sheet Arrangements

There have been no material changes in contractual obligations from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.  The Company does not have off-balance sheet arrangements at March 31, 2019.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three months ended March 31, 2019 and 2018. We believe that the accounting policies set forth in the notes to our consolidated financial statements and "Critical Accounting Policies and Estimates" in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

on Form 10-K for the year ended December 31, 2018 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

The nature of our business exposes us to market risk relative to our invested assets and policy liabilities.  Market risk is the risk of loss that may occur when changes in interest rates and public equity prices adversely affect the value of our invested assets.  Interest rate risk is our primary market risk exposure.  Substantial and sustained increases and decreases in market interest rates can affect the fair value of our investments.  The fair value of our fixed maturity securities portfolio generally increases when interest rates decrease and decreases when interest rates increase. For additional information regarding market risks to which we are subject, see Item 1. Financial Statements - Note 5. Investments - Valuation of Investments in Fixed Maturity and Equity Securities in the notes to our consolidated financial statements for further discussion.

The following table summarizes net unrealized gains and losses as of the dates indicated.

	March 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	Net Unrealized Gains	Amortized Cost	Fair Value	Net Unrealized Gains
	(In thousands)
Total fixed maturities	$1,259,353	1,295,514	36,161	1,223,747	1,231,039	7,292
Total equity securities	$15,055	15,672	617	15,055	15,068	13

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 92.1% of our investment portfolio based on carrying value as of March 31, 2019.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturity investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of March 31, 2019 were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond decreased to 2.41% during the three months ended March 31, 2019, from 2.69% at December 31, 2018.  Net unrealized gains on fixed maturity securities totaled $36.2 million at March 31, 2019, compared to $7.3 million at December 31, 2018.

The fixed maturity securities portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

There are no fixed maturities or other investments classified as trading instruments.  All of the Company's fixed maturities were held in available-for-sale at March 31, 2019.  At March 31, 2019 and December 31, 2018, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 1.1% of our total investments based upon carrying value at March 31, 2019, with 97.2% invested in diversified equity and bond mutual funds.  In light of our minimal ownership of equity investments, we believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2019.   Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness in internal control over financial reporting that was reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Annual Report"), which remains unremediated as of March 31, 2019.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended March 31, 2019, there were no changes in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REMEDIATION OF MATERIAL WEAKNESS

As previously described in Part II, Item 9A of our 2018 Annual Report, we began implementing a remediation plan to address the material weakness in our internal control over financial reporting related to ineffectively designing and maintaining controls to analyze and account for significant and unusual transactions. The material weakness will not be considered remediated until management has designed and implemented internal controls to establish policies and procedures that clearly communicate expectations of personnel regarding significant and unusual transactions. We expect the newly designed and implemented controls to include, among other controls, the preparation and review of sufficiently detailed analysis to evaluate the accounting treatment for all potentially significant impacts of significant and unusual transactions on a timely basis, the engagement of relevant subject matter experts as necessary and the review to ensure advice is appropriately considered in the analysis and conclusions regarding the accounting treatment of significant and unusual transactions. We expect that the remediation of this material weakness will be completed by December 31, 2019.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings in which we or any of our subsidiaries is a party or in which any of our or their property is the subject. From time to time we are subject to legal and regulatory actions relating to our business. We may incur defense costs, including attorneys' fees, and other direct litigation costs associated with defending any claims. If we suffer an adverse judgment as a result of litigation claims, it could have a material adverse effect on our business, results of operations and financial condition.

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

A substantial majority of our direct premiums, approximately 69% at March 31, 2019, are from foreign countries, primarily those in Latin America and the Pacific Rim.  These sales are made through independent consultants who are located in these foreign countries. Many of these countries have a history of political instability, including regime changes, political uprisings, currency fluctuations and anti-democratic or anti-U.S. policies. The ability of people living in these countries to purchase and continue to make premium payments on our insurance policies and our ability to sell our policies in those countries through our independent consultants or otherwise may be adversely affected by political instability. Given the nature of our products, in an economic environment characterized by higher unemployment, lower personal income and reduced consumer spending, new product sales may be adversely affected. During such periods, we may also experience higher claims incidence, longer claims duration, increase in policy lapses and/or increase in surrenders, any of which could have a material adverse effect on our results of operations or financial condition. We may also be affected by poor utility infrastructure in some of these countries which can impair the ability of our current or prospective policyholders to make payments of any kind. Continued wide spread power outages or any other issues with infrastructure could affect our ability to receive insurance policy applications and premiums from Venezuela, and issue insurance policies to, policyholders in Venezuela. In addition, the imposition of U.S. sanctions against foreign countries where our policyholders reside could make it difficult for us to continue to issue new policies and receive premiums from policyholders in those countries.

Our Company’s future sales and financial results also depend upon avoiding significant regulatory restraints on receiving insurance policy applications and premiums from, and issuing insurance policies to, policyholders outside of the U.S. Currency control laws, other currency exchange restrictions or tax laws in foreign countries could materially adversely affect our revenues by imposing restrictions or additional fees, costs or taxes on asset transfers outside of a country where our policyowners reside. Difficulties in transferring funds from or converting currencies to U.S. dollars in certain countries or any increase in fees, costs or taxes associated therewith could prevent our policyowners in those countries from purchasing or paying premiums on our policies and/or make our products less attractive to such policyowners. As such, existing or future laws and regulations, and the manner in which they are interpreted or applied, may become more restrictive or otherwise adversely affect our operations.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

We also face risks associated with the application of foreign laws to our sales of insurance policies to residents in foreign countries. Generally, all foreign countries in which we offer insurance products require a license or other authority to conduct insurance business in that country. Some of these countries also require that local regulatory authorities approve the terms of any insurance product sold to residents of that country. We have never sought to qualify to do business in any foreign country or jurisdiction, except Bermuda, in which CICA Ltd. is domiciled, and have never submitted the insurance policies that we issue to residents of foreign countries for approval by any foreign or domestic insurance regulatory agency. Traditionally, we have sought to mitigate risks associated with the potential application of foreign laws to our sales of insurance policies in our foreign markets by, among other things, not locating any of our offices or assets in foreign countries or jurisdictions, selling policies only through independent consultants rather than our own employees, requiring that all applications for insurance be submitted to and accepted only in our offices in the U.S. or, following the novation of our international policies to CICA Ltd. in Bermuda effective July 1, 2018, in our offices in Bermuda, and requiring that policy premiums be paid to us only in U.S. dollars.  We rely on our independent consultants to comply with laws applicable to them in marketing our insurance products in their respective countries. There is no assurance that the precautionary measures, practices and policies mentioned above will partially or entirely mitigate the risk associated with the potential application of foreign laws to our sales of insurance policies in our foreign markets. The Company may determine that the risks associated with a particular market and its regulatory environment outweigh the benefits of conducting further business in that market.

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
March 31, 2019

Our operating results and financial condition may be affected if the liabilities actually incurred differ, or if our estimates of those liabilities change, from the amounts we have reserved for in connection with missed tax reporting or noncompliance of some of our products with the Internal Revenue Code.

We have previously reported that a portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Section 7702 of the Internal Revenue Code ("IRC") of 1986. Further, we have determined that the structure of our policies sold to non-U.S. citizens, which were novated to our Bermuda subsidiary effective July 1, 2018, may have inadvertently generated U.S. source income for policyholders over time. Based upon a review of the options available to address these issues, we intend to remediate domestic life and annuity policies sold to U.S. citizens to comply with the IRC. For instance, we expect to settle any past liabilities with the IRS related to the novated policies sold to non-U.S. citizens. The Company has continued to refine its estimate of the exposure and expenses related to these tax issues, as described below for the current reporting period.

We have established a best estimate liability of $10.0 million as of March 31, 2019, after tax, for probable liabilities and expenses. The range of financial estimates relative to this issue is $6.0 million to $52.5 million, after tax. This estimated range includes projected taxes, interest and penalties payable to the IRS, as well as any other costs attributed to remediation of non-compliant domestic life insurance. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life and annuity insurance policies we will be required to remediate, the methodology applicable to the calculation of tax liabilities for policies and the amount of time and resources we will require from external advisors who are assisting us with resolving these issues. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved is insufficient to meet the actual amount of our liabilities and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operations may be materially adversely affected.

On May 17, 2017, we submitted an offer to enter into Closing Agreements with the IRS covering the CICA and CNLIC domestic life insurance businesses. The toll charges calculated and enumerated in the Closing Agreements totaled $124,000 and $4,000 for the CICA and CNLIC domestic life insurance businesses, respectively. We have not yet received any correspondence from the IRS related to our submissions.

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

For over 40 years, the Company’s life insurance subsidiaries have been regulated in the U.S. by the state insurance departments of their states of domicile. CICA Ltd. was registered in Bermuda under the Bermuda Insurance Act 1978 (the "Insurance Act") as a Class E insurer in February 2018 and is now subject to the provisions of the Insurance Act and the rules and regulations promulgated thereunder. We have no prior experience operating in a foreign jurisdiction and have limited experience with regulation by the BMA. Failure to comply with laws and regulations in Bermuda could subject us to monetary penalties imposed by the BMA, increased regulatory supervision, unanticipated costs associated with remedying such failure or other claims, harm to our reputation and interruption of our operations, which may have a material adverse impact on our financial position or results of operations.

Sustained periods of low interest rates in the long-term investment market may adversely affect our reported net investment income and the discount rates used in reserving for our insurance products, which may adversely affect our results of operations or financial condition.

Declines in interest rates and/or the continuance of the current level of low interest rates and yields on fixed income investments may cause the rates of return on our investment portfolio to decrease more than expected, leading to lower net investment income than assumed in the pricing and reserving for our insurance products. An interest, or discount, rate is used in calculating reserves for our insurance products. We set our reserve discount rate assumptions based on our current and expected future investment

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

yield for assets supporting the reserves, considering current and expected future market conditions. If the discount rate assumed in our reserve calculations is higher than our future investment returns, our invested assets will not earn enough investment income to support our future claim payments. In that case, the reserves may eventually be insufficient, resulting in the need to increase our reserves and/or increase our capital contributions to our insurance subsidiaries, either of which could have a material adverse effect on our results of operations or financial condition.

We face financial, liquidity and capital market risks in our operations.

As an insurance holding company with significant investment exposure, we face material financial and capital markets risk in our operations.  Due to the sustained low interest rate environment in recent years, we experienced significant call activity on our fixed income portfolio that decreased our investment yields over the years. A large portion of our debt security investment portfolio will mature in the next seven years and could be called sooner. We were subject to significant call activity beginning in 2009 due to the declining interest rate environment, which required us to reinvest in debt securities with shorter durations that are now approaching maturity. We will need to reinvest these maturing funds in the current interest rate environment. Our profitability could be negatively impacted depending on the market rates at the time of reinvestment. This could result in a decrease in our spread between our policy liability crediting rates and our investment earned rates. This could also negatively impact our liquidity.

We face potential liquidity risks if policyholders with mature policies elect to receive lump sum distributions at greater levels than anticipated. Our whole life and endowment products provide the policyholder with alternatives once the policy matures. The policyholder can choose to take a lump sum payout or leave the money on deposit at interest with the Company. As of March 31, 2019, the Company has a significant amount of endowment products representing approximately 41.5% of total insurance in force with older contracts sold historically that will begin reaching their maturities over the next several years. It is uncertain how policyholders will react in response to these maturities. If a large number of policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell securities at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholder were to leave the money on deposit with the Company at interest, our profitability could be negatively impacted if the product guaranteed rate is higher than the current market rate we can earn on our investments.

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

If interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured, prepaid, been sold, or called at lower yields, reducing our investment margin.  Our fixed income bond portfolio is exposed to interest rate risk as approximately 54% of the portfolio is callable as of December 31, 2018.  Lowering our interest crediting rates can help offset decreases in investment margins on some of our products.  However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

these events may cause us to reduce the carrying value of our investment portfolio.

In particular, at March 31, 2019, fixed maturities represented $1.3 billion or 92.1% of our total investments of $1.4 billion. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows resulting from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our consolidated financial statements, as all of our fixed maturities are classified as available-for-sale, with changes in fair value reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. Although at March 31, 2019, approximately 98.2% of our fixed maturities were investment grade with 74.0% rated A or above, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could be downgraded (with a concurrent decrease in fair value) and, in a worst-case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

Fixed maturity securities classified as available-for-sale are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from our net income.  Our total gross unrealized losses on our available-for-sale securities portfolio at March 31, 2019 were $3.0 million.  The accumulated change in estimated fair value of these securities is recognized in net income when the gain or loss is realized upon sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken.  Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

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

A primary liquidity concern is the risk of unanticipated or extraordinary early policyholder withdrawals or surrenders. Our insurance policies include provisions, such as surrender charges, that help limit and discourage early withdrawals, and we track and manage liabilities and attempt to align our investment portfolio to maintain sufficient liquidity to support anticipated withdrawal demands. However, early withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, including changes in economic conditions, changes in policyholder behavior or financial needs, changes in relationships with our independent consultants, changes in our claims-paying ability, or increases in surrenders among policies that have been inforce for more than fifteen years and are no longer subject to surrender charges. In addition, our whole life and endowment products provide the policyholder with alternatives once the policy matures.  The policyholder can choose to take a lump sum payout or leave the money on deposit at interest with the Company.  The Company has a significant amount of endowment products, with older contracts sold historically that will begin reaching their maturities over the next several years and policyholder election behavior is not known. If a large number of policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Any of these occurrences could adversely affect our liquidity, profitability and financial condition.

While we own a significant amount of liquid assets, a certain portion of investment assets are relatively illiquid. If we experience unanticipated early withdrawal or surrender activity, we could exhaust all other sources of liquidity and be forced to obtain additional financing or liquidate assets, perhaps on unfavorable terms. The availability of additional financing will depend on a variety of factors, such as market conditions, the availability of credit in general or more specifically in the insurance industry, the strength or weakness of the capital markets, the volume of trading activities, our credit capacity, and the perception of our long- or short-term financial prospects if we incur large realized or unrealized investment losses or if the level of business activity declines due to a market downturn. If we are forced to sell assets on unfavorable terms, it could have an adverse effect on our liquidity, results of operations and financial condition.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

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

At March 31, 2019, we had $154.1 million of deferred policy acquisition costs, or DAC.  DAC represents costs that vary with and are directly related to the successful sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies.  These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.  Under U.S. GAAP for our type of insurance products, DAC is amortized over the premium-paying period of the policies.

In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies.  This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies.  At March 31, 2019, we had $14.7 million of CCRA.  We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

The amortization of DAC and CCRA is subject to acceleration and generally depends upon anticipated profits from investments, surrender and other policy charges, mortality, morbidity, persistency and maintenance expense margins.  For example, if our insurance policies lapse and surrender rates were to exceed the assumptions upon which we priced our insurance policies, or if actual persistency proves to be less than our persistency assumptions, especially in the early years of a policy, we might be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy.  We regularly review the quality of our DAC and CCRA to determine if they are recoverable from future income.  If these costs are not recoverable, the amount that is not recoverable is charged to expenses in the financial period in which we make this determination.

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

Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition.  Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the "reporting unit" level, which is either an operating segment or a business that is one level below the operating segment.  Goodwill is impaired if its carrying value exceeds its implied fair value.  This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units.  If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition.  Goodwill in our consolidated financial statements related to our Life Insurance segment was $12.6 million as of March 31, 2019.

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
March 31, 2019

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

In 2018, we reinsured $490.3 million of the face amount of our life insurance policies.  Amounts reinsured in 2018 represented 10.1% of the face amount of direct life insurance in force in that year.  Although the cost of reinsurance is, in some cases, reflected in premium rates, under certain reinsurance agreements, the reinsurer may increase the rate it charges us for reinsurance.  If our cost of reinsurance were to increase, we might not be able to recover these increased costs, and our results of operations and financial condition could be materially adversely affected.  See Note 5. Reinsurance in the notes to our Company's consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

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

We distribute our insurance products through several distribution channels, including independent marketing firms, independent consultants and our employee agents.  These relationships are significant for both our revenues and profits.  In our Life Insurance segment, we depend almost exclusively on the services of independent marketing firms and independent consultants.  In our Home Service Insurance segment, we depend on employee agents whose role in our distribution process is integral to developing and maintaining relationships with policyholders.  Significant competition exists among insurers in attracting and maintaining marketers of demonstrated ability.  Some of our competitors may offer better compensation packages for marketing firms, independent consultants and agents and broader arrays of products and have a greater diversity of distribution resources, better brand recognition, more competitive pricing, lower cost structures and greater financial strength or claims paying ratings than we do.  We compete with other insurers for marketing firms, independent consultants and employee agents primarily on the basis of our compensation, products and support services.  Any reduction in our ability to attract and retain effective sales representatives could materially adversely affect our revenues, results of operations and financial condition. Modifications in our international business model including, without limitation, our novation to our Bermuda-based entity, CICA Ltd., and our withdrawal from certain markets, may have an adverse impact on our ability to attract and retain effective sales representatives.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

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

We and our domestic insurance subsidiaries are subject to extensive governmental regulation in the U.S., which is subject to change and may increase our costs of doing business, restrict the conduct of our business, increase capital requirements for our insurance subsidiaries and negatively impact our results of operations, liquidity and financial condition.

We and our domestic subsidiaries are subject to extensive regulation and supervision in U.S. jurisdictions where we do business, including state insurance regulations and U.S. federal securities, tax, financial services, privacy, anti-money laundering, bank secrecy, anti-corruption and foreign asset control laws.  Insurance company regulation is generally designed to protect the interests of policyholders, with substantially lesser protections to shareholders of the regulated insurance companies.  To that end, all the U.S. states in which we do business have insurance regulatory agencies with broad legal powers with respect to licensing companies to transact business; mandating capital and surplus requirements; regulating trade and claims practices; approving policy forms; restricting companies' ability to enter and exit markets; and restricting or prohibiting the payment of dividends by our subsidiaries to us.

The capacity for an insurance company's growth in premiums is partially a function of its required statutory surplus.  Maintaining appropriate levels of statutory surplus, as measured by statutory accounting practices prescribed or permitted by a company's state of domicile, is considered important by all U.S. state insurance regulatory authorities.  Failure to maintain required levels of statutory surplus could result in increased regulatory scrutiny and enforcement action by regulatory authorities.

Most U.S. insurance regulatory authorities have broad discretion to grant, renew, suspend and revoke licenses and approvals, and could preclude or temporarily suspend us from carrying on some or all of our activities, including acquisitions of other insurance companies, require us to add capital to our insurance company subsidiaries, or fine us.  If we are unable to maintain all required licenses and approvals, or if our insurance business is determined not to comply fully with the wide variety of applicable laws and regulations and their interpretations, including the USA Patriot Act, our revenues, results of operations and financial condition could be materially adversely affected.

Our failure to maintain effective information systems could adversely affect our business.

We must maintain and enhance our existing information systems and develop and integrate new information systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences in a cost effective manner.  If we do not maintain adequate systems, we could experience adverse consequences, including products acquired through acquisition, inadequate information on which to base pricing, underwriting and reserve decisions, regulatory problems, failure to meet prompt payment obligations, increases in administrative expenses and loss of customers. We must also effectively consolidate our information systems to eliminate redundant or obsolete applications. Our failure to maintain effective and efficient information systems, or our failure to consolidate our existing systems, could have a material adverse effect on our results of operations and financial condition.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

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

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, we have identified a deficiency in our internal control over financial reporting that constitutes a material weakness and for which remediation is still in process as of March 31, 2019. If we fail to design effective controls, remediate control deficiencies or otherwise maintain effective internal control over financial reporting in the future, such failures could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors to lose confidence in our financial statements, have a negative effect on the trading price of our common stock, limit our ability to obtain financing if needed or increase the cost of any financing we may obtain. In addition, these failures may negatively impact our business, financial condition and results of operations, impair our ability to timely file our periodic reports with the SEC, subject us to litigation and regulatory scrutiny and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

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

As a holding company, our principal asset is the stock of our subsidiaries.  We rely primarily on statutorily permissible payments from our insurance company subsidiaries, principally through service agreements we have with our subsidiaries, to meet our working capital and other corporate expenses.  The ability of our insurance company subsidiaries to make payments to us is subject to regulation by the states and jurisdictions in which they are domiciled, and these payments depend primarily on approved service agreements between us and these subsidiaries and, to a lesser extent, the statutory surplus (which is the excess of assets over liabilities as determined under statutory accounting practices prescribed by an insurance company's state of domicile), future statutory earnings (which are earnings as determined in accordance with statutory accounting practices) and regulatory restrictions.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

Additionally, any change in demand for our insurance subsidiaries’ products or an increase in the incidence of new claims or the duration of existing claims could negatively impact their cash flows from operations. Deterioration in the credit market, which could delay our and our insurance subsidiaries’ ability to sell positions in certain of fixed maturity securities in a timely manner, could also negatively impact our and our insurance subsidiaries’ cash flows. Regulatory changes such as those discussed herein in this Item 1A may impose higher capital or reserve requirements on our insurance subsidiaries and/or implement other requirements which could unfavorably affect our liquidity. Without sufficient liquidity, our ability to maintain and grow our operations would be limited. If our internal sources of liquidity prove to be insufficient, we may be unable to successfully obtain additional financing and capital on favorable terms, or at all, which may adversely affect us.

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

Some of our top international markets are in countries identified by the U.S. Department of State as jurisdictions of high risk for money laundering. As required by Bank Secrecy Act ("BSA") regulations applicable to insurance companies, we have developed and implemented an anti-money laundering program that includes policies and procedures for complying with our applicable BSA program, auditing, reporting and recordkeeping requirements and for deterring, detecting and reporting potential money laundering, fraud and other criminal activity ("BSA Program"). We have an enhanced BSA Program with additional controls, such as watch-list screening software beyond sanctions screening required by the Office of Foreign Assets Control ("OFAC"), enhanced payment due diligence and transaction controls. However, there can be no assurance that these enhanced controls will entirely mitigate money laundering risk associated with these jurisdictions.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

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

Risks Relating to Our Capital Stock

If our foreign policyholders reduced or ceased participation in our Citizens, Inc. Stock Investment Plan (the "CISIP") or if a securities regulatory authority were to deem the CISIP's operation contrary to securities laws, the volume of Class A common stock purchased on the open market through the CISIP, and the price of our Class A common stock, could fall.

At December 31, 2018, more than 95% of the shares of our Class A common stock purchased under the CISIP in 2018 were purchased by foreign holders of life insurance policies (or related brokers), with the remaining 5% of the shares of Class A common stock purchased by participants residing in the U.S. The CISIP is registered with the SEC pursuant to a registration statement under the Securities Act of 1933, but is not registered under the laws of any foreign jurisdiction.  If a foreign securities regulatory authority were to determine the offer and sale of our Class A common stock under the CISIP were contrary to applicable laws and regulations of its jurisdiction, such authority may issue or assert a fine, penalty or cease and desist order against us in that foreign jurisdiction. There is a risk our Class A common stock price could be negatively impacted by a decrease in participation in the CISIP.  If fewer policyholders elect to participate in the Plan, or our international premium collections were to decrease as a result of regulatory, economic, or marketing impediments, the trading volume of our Class A common stock may decline from its present levels, the demand for our Class A common stock could be negatively impacted and the price of our Class A common stock could fall.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

to his death, Baylor University and Southwestern Baptist Theological Seminary. It is unclear what, if any, change may occur to our Board, management, or corporate operating strategies as a result of ownership of our Class B common stock by the Foundation.

If and when the Foundation becomes the record holder of the Class B common stock, the first of two prongs of certain "change in control" provisions in the employment agreement of our President and Chief Executive Officer, Geoffrey Kolander, dated January 23, 2019, will be triggered. Under Mr. Kolander's new employment agreement effective January 1, 2019, a "change in control" includes, among other things (1) the regulatory approval of the transfer of the Class B common stock from the Trust to any individual, entity or group, other than regulatory approval of a transaction wherein the Company is the first to repurchase the Class B common stock directly from the Trust or the Foundation and (2) the exercise of a power of attorney granted by Harold E. Riley over the Company's Class B common stock by the Trust or the Foundation. If employment is terminated by Mr. Kolander or by the Company without cause, in each case, within eighteen (18) months of a change in control, Mr. Kolander would be entitled to receive certain cash payments and benefits.

The price of our Class A common stock may be volatile and may be affected by market conditions beyond our control.

The price of our Class A common stock has historically fluctuated and is likely to fluctuate in the future and could decline materially because of the volatility of the stock market in general, decreased participation in the CISIP referred to above or a variety of other factors, many of which are beyond our control, including: quarterly or annual variations in actual or anticipated results of our operations; interest rate fluctuations; changes in financial estimates by securities analysts; competition and other factors affecting the life insurance business generally; and conditions in the U.S. and world economies.

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

Our articles of incorporation and bylaws, as well as applicable U.S. state insurance laws, may discourage takeovers and business combinations that our shareholders might consider to be in their best interests.

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

The following provisions in our articles of incorporation and bylaws make it difficult for our Class A shareholders to replace or remove our directors and have other anti-takeover effects that may delay, deter or prevent a takeover attempt:

•
holders of shares of our Class B common stock elect a simple majority of our Board, and all of these shares are held by the Trust until such time that the Foundation receives regulatory approval for acquisition of the Class B common stock and becomes holder of record; and

•	our Board may issue one or more series of preferred stock without the approval of our shareholders.

U.S. state insurance laws generally require prior approval of a change in control of an insurance company.  Generally, such laws provide that control over an insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2019

to vote, or holds proxies representing 10% or more of the voting securities of the insurer.  In considering an application to acquire control of an insurer, an insurance commissioner generally will consider such factors as the experience, competence and financial strength of the proposed acquirer, the integrity of the proposed acquirer's board of directors and executive officers, the proposed acquirer's plans for the management and operation of the insurer, and any anti-competitive results that may arise from the acquisition.  In addition, a person seeking to acquire control of an insurance company is required in some states to make filings prior to completing an acquisition if the acquirer and the target insurance company and their affiliates have sufficiently large market shares in particular lines of insurance in those states.  These state insurance requirements may delay, deter or prevent our ability to complete an acquisition.

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
March 31, 2019

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

10.1†
Employment Agreement, dated January 23, 2019, by and between Citizens, Inc. and Geoffrey M. Kolander (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 25, 2019)

10.2†
Termination Agreement, dated as of January 24, 2019, by and between Citizens, Inc. and Kay E. Osbourn (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 25, 2019)

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
__________________
* Filed herewith.
† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Geoffrey M. Kolander
Geoffrey M. Kolander
President and Chief Executive Officer

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin
Vice President, Interim Chief Financial Officer, Interim
Chief Investment Officer, Chief Accounting Officer and
Treasurer

Date:	May 10, 2019