Form 10-Q
period 2019-06-30
CITIZENS, INC.
filed 2019-08-07
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 2, 2019, the Registrant had 52,364,993 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock, no par value, outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

June 30, 2019 Form 10-Q 1

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position

(In thousands)	June 30, 2019	December 31, 2018
Assets	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $1,274,085 and $1,223,747 in 2019 and 2018, respectively)	$1,341,339	1,231,039
Equity securities, at fair value	15,827	15,068
Mortgage loans on real estate	182	186
Policy loans	81,545	80,825
Real estate held for investment (less $1,284 accumulated depreciation in 2018)	—	5,718
Real estate held-for-sale (less $1,325 and $4,411 accumulated depreciation in 2019 and 2018, respectively)	2,571	1,483
Other long-term investments	22	22
Short-term investments	2,455	7,865
Total investments	1,443,941	1,342,206
Cash and cash equivalents	34,568	45,492
Accrued investment income	18,920	18,467
Reinsurance recoverable	3,456	3,664
Deferred policy acquisition costs	152,313	155,747
Cost of customer relationships acquired	14,169	15,225
Goodwill	12,624	12,624
Other intangible assets	954	956
Property and equipment, net	7,147	5,943
Due premiums, net (less $1,607 and $1,990 allowance for doubtful accounts in 2019 and 2018, respectively)	10,557	13,325
Prepaid expenses	1,472	284
Other assets	2,039	1,628
Total assets	$1,702,160	1,615,561

See accompanying Notes to Consolidated Financial Statements.

June 30, 2019 Form 10-Q 2

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position, Continued

(In thousands, except share amounts)	June 30, 2019	December 31, 2018
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,200,277	1,179,946
Annuities	76,302	76,377
Accident and health	970	944
Dividend accumulations	27,668	26,250
Premiums paid in advance	43,795	48,553
Policy claims payable	7,747	7,614
Other policyholders' funds	15,655	10,760
Total policy liabilities	1,372,414	1,350,444
Commissions payable	2,191	1,901
Current federal income tax payable	48,426	41,281
Deferred federal income tax payable	9,803	5,709
Payable for securities in process of settlement	4,975	—
Other liabilities	27,919	28,493
Total liabilities	1,465,728	1,427,828
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A, no par value, 100,000,000 shares authorized, 52,364,993 and 52,215,852 shares issued and outstanding in 2019 and 2018, respectively, including shares in treasury of 3,135,738 in 2019 and 2018	261,003	259,793
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2019 and 2018	3,184	3,184
Accumulated deficit	(77,966)	(69,599)
Accumulated other comprehensive income:
Net unrealized gains on securities, net of tax	61,222	5,366
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	236,432	187,733
Total liabilities and stockholders' equity	$1,702,160	1,615,561

See accompanying Notes to Consolidated Financial Statements.

June 30, 2019 Form 10-Q 3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited)

Three Months Ended June 30, (In thousands, except per share data)	2019	2018
Revenues:
Premiums:
Life insurance	$42,313	44,631
Accident and health insurance	345	301
Property insurance	1,146	1,198
Net investment income	15,315	13,811
Realized investment losses, net	(2,869)	(178)
Other income	616	79
Total revenues	56,866	59,842
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	27,024	20,617
Increase in future policy benefit reserves	9,472	16,555
Policyholders' dividends	1,423	1,614
Total insurance benefits paid or provided	37,919	38,786
Commissions	8,384	8,669
Other general expenses	11,949	14,466
Capitalization of deferred policy acquisition costs	(5,412)	(5,640)
Amortization of deferred policy acquisition costs	6,931	7,200
Amortization of cost of customer relationships acquired	418	472
Total benefits and expenses	60,189	63,953
Income before federal income tax	(3,323)	(4,111)
Federal income tax expense (benefit)	1,242	(1,553)
Net loss	(4,565)	(2,558)
Per Share Amounts:
Basic and diluted losses per share of Class A common stock	(0.09)	(0.05)
Basic and diluted losses per share of Class B common stock	(0.04)	(0.03)
Other Comprehensive Income (Loss):
Unrealized gains (losses) on available-for-sale debt securities:
Unrealized holding gains (losses) arising during period	31,220	(12,329)
Reclassification adjustment for losses (gains) included in net income	(81)	87
Unrealized gains (losses) on available-for-sale debt securities, net	31,139	(12,242)
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale debt securities	2,163	(2,571)
Other comprehensive income (loss)	28,976	(9,671)
Total comprehensive income (loss)	$24,411	(12,229)

See accompanying Notes to Consolidated Financial Statements.

June 30, 2019 Form 10-Q 4

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited)

Six Months Ended June 30, (In thousands, except per share data)	2019	2018
Revenues:
Premiums:
Life insurance	$83,293	87,160
Accident and health insurance	668	592
Property insurance	2,307	2,407
Net investment income	29,111	27,582
Realized investment gains (losses), net	3,092	(753)
Other income	801	287
Total revenues	119,272	117,275
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	50,057	41,768
Increase in future policy benefit reserves	21,771	31,163
Policyholders' dividends	2,605	2,921
Total insurance benefits paid or provided	74,433	75,852
Commissions	16,268	17,628
Other general expenses	26,081	20,973
Capitalization of deferred policy acquisition costs	(10,240)	(11,603)
Amortization of deferred policy acquisition costs	13,208	14,806
Amortization of cost of customer relationships acquired	837	1,151
Total benefits and expenses	120,587	118,807
Income before federal income tax	(1,315)	(1,532)
Federal income tax expense	7,052	989
Net loss	(8,367)	(2,521)
Per Share Amounts:
Basic and diluted losses per share of Class A common stock	(0.17)	(0.05)
Basic and diluted losses per share of Class B common stock	(0.08)	(0.03)
Other Comprehensive Income (Loss):
Unrealized gains (losses) on available-for-sale debt securities:
Unrealized holding gains (losses) arising during period	60,021	(30,427)
Reclassification adjustment for losses included in net income	23	346
Unrealized gains (losses) on available-for-sale debt securities, net	60,044	(30,081)
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale debt securities	4,188	(6,306)
Other comprehensive income (loss)	55,856	(23,775)
Total comprehensive income (loss)	$47,489	(26,296)

See accompanying Notes to Consolidated Financial Statements.

June 30, 2019 Form 10-Q 5

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stock-holders' equity
(In thousands)	Class A	Class B

Balance at December 31, 2018	$259,793	3,184	(69,599)	5,366	(11,011)	187,733
Comprehensive income:
Net loss	—	—	(3,802)	—	—	(3,802)
Unrealized investment gains, net	—	—	—	26,880	—	26,880
Total comprehensive income	—	—	(3,802)	26,880	—	23,078
Stock-based compensation	1,083	—	—	—	—	1,083
Balance at March 31, 2019	260,876	3,184	(73,401)	32,246	(11,011)	211,894
Comprehensive income:
Net loss	—	—	(4,565)	—	—	(4,565)
Unrealized investment gains, net	—	—	—	28,976	—	28,976
Total comprehensive income	—	—	(4,565)	28,976	—	24,411
Stock-based compensation	127	—	—	—	—	127
Balance at June 30, 2019	$261,003	3,184	(77,966)	61,222	(11,011)	236,432

Balance at December 31, 2017	$259,383	3,184	(54,375)	26,332	(11,011)	223,513
Accounting standards adopted January 1, 2018	—	—	(4,162)	4,162	—	—
Balance at January 1, 2018	259,383	3,184	(58,537)	30,494	(11,011)	223,513
Comprehensive loss:
Net income	—	—	37	—	—	37
Unrealized investment losses, net	—	—	—	(14,104)	—	(14,104)
Total comprehensive loss	—	—	37	(14,104)	—	(14,067)
Balance at March 31, 2018	259,383	3,184	(58,500)	16,390	(11,011)	209,446
Comprehensive loss:
Net loss	—	—	(2,558)	—	—	(2,558)
Unrealized investment losses, net	—	—	—	(9,671)	—	(9,671)
Total comprehensive loss	—	—	(2,558)	(9,671)	—	(12,229)
Stock-based compensation	213	—	—	—	—	213
Balance at June 30, 2018	$259,596	3,184	(61,058)	6,719	(11,011)	197,430

See accompanying Notes to Consolidated Financial Statements.

June 30, 2019 Form 10-Q 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, (In thousands)	2019	2018
Cash flows from operating activities:
Net income (loss)	$(8,367)	(2,521)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized (gains) losses on sale of investments and other assets	(3,092)	753
Net deferred policy acquisition costs	2,968	3,203
Amortization of cost of customer relationships acquired	837	1,151
Depreciation	848	708
Amortization of premiums and discounts on investments	7,288	8,332
Stock-based compensation	1,587	213
Deferred federal income tax benefit	(94)	(2,869)
Change in:
Accrued investment income	(453)	(179)
Reinsurance recoverable	208	(256)
Due premiums	2,768	974
Future policy benefit reserves	21,629	31,665
Other policyholders' liabilities	1,688	4,420
Federal income tax payable	7,146	3,858
Commissions payable and other liabilities	(284)	(6,062)
Other, net	(3,271)	(1,404)
Net cash provided by operating activities	31,406	41,986
Cash flows from investing activities:
Purchase of fixed maturities, available-for-sale	(111,729)	(76,003)
Sale of fixed maturities, available-for-sale	10,414	—
Maturities and calls of fixed maturities, available-for-sale	48,568	37,646
Maturities and calls of fixed maturities, held-to-maturity	—	17,549
Purchase of equity securities	—	(9)
Principal payments on mortgage loans	4	5
Increase in policy loans, net	(721)	(3,842)
Sale of other long-term investments and real estate	6,996	1
Purchase of property and equipment	(388)	(211)
Maturity of short-term investments	7,940	—
Purchase of short-term investments	(2,455)	—
Net cash used in investing activities	(41,371)	(24,864)

See accompanying Notes to Consolidated Financial Statements.

June 30, 2019 Form 10-Q 7

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued (Unaudited)

Six Months Ended June 30, (In thousands)	2019	2018
Cash flows from financing activities:
Annuity deposits	$3,053	3,605
Annuity withdrawals	(3,635)	(3,458)
Other	(377)	—
Net cash provided by (used in) financing activities	(959)	147
Net increase (decrease) in cash and cash equivalents	(10,924)	17,269
Cash and cash equivalents at beginning of year	45,492	46,064
Cash and cash equivalents at end of period	$34,568	63,333

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2019 and 2018, various fixed maturity issuers exchanged securities with book values of $11.9 million and $2.5 million, respectively, for securities of equal value.

The Company had net unsettled security trades of $5.0 million at June 30, 2019 and $0 at June 30, 2018.

See accompanying Notes to Consolidated Financial Statements.

June 30, 2019 Form 10-Q 8

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) FINANCIAL STATEMENTS

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA"), CICA Life Ltd. ("CICA Ltd."), Citizens National Life Insurance Company ("CNLIC"), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Magnolia Guaranty Life Insurance Company ("MGLIC") and Computing Technology, Inc. ("CTI"). All significant inter-company accounts and interactions have been eliminated. Citizens and its wholly-owned subsidiaries are collectively referred to as the "Company", "we", "us" or "our".

The consolidated statements of financial position as of June 30, 2019, the consolidated statements of comprehensive income and stockholders' equity for the three and six months ended June 30, 2019 and June 30, 2018 and the consolidated statements of cash flows for the six months ended June 30, 2019 and June 30, 2018 have been prepared by the Company without audit.  In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2019 and for comparative periods have been made.  The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

June 30, 2019 Form 10-Q 9

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company has several lease agreements, such as district office locations related to our Home Service Insurance segment. The Company adopted this standard effective January 1, 2019 and recognizes these lease agreements on the consolidated statements of financial position as a right-of-use asset and a corresponding lease liability. See Note 9. Leases for further discussion.

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The Company has a large portfolio of callable debt securities purchased at a premium. As such, the Company had already been amortizing the premium to the earliest call date (yield to worst), thus this guidance did not have a material impact on our consolidated financial statements. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

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

June 30, 2019 Form 10-Q 10

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In August 2018, the FASB issued ASU No. 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. This ASU amends four key areas of the accounting and impacts disclosures for long-duration insurance and investment contracts:

•
Requires updated assumptions for liability measurement. Assumptions used to measure the liability for traditional insurance contracts, which are typically determined at contract inception, will now be reviewed at least annually, and, if there is a change, updated, with the effect recorded in net income;

•
Standardizes the liability discount rate. The liability discount rate will be a market-observable discount rate (upper-medium grade fixed-income instrument yield), with the effect of rate changes recorded in other comprehensive income;

•
Provides greater consistency in measurement of market risk benefits. The two previous measurement models have been reduced to one measurement model (fair value), resulting in greater uniformity across similar market-based benefits and better alignment with the fair value measurement of derivatives used to hedge capital market risk;

•	Simplifies amortization of deferred acquisition costs. Previous earnings-based amortization methods have been replaced with a more level amortization basis; and

•	Requires enhanced disclosures. The new disclosures include rollforwards and information about significant assumptions and the effects of changes in those assumptions.

For calendar-year public companies, the changes will be effective on January 1, 2021. In July 2019, the FASB tentatively agreed to defer the original effective date by one year. If finalized, the new guidance will be effective for annual and interim reporting periods beginning January 1, 2022. The Company is evaluating the impact this guidance will have on our consolidated financial statements. This new guidance is expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU will be effective for interim and annual reporting periods beginning after December 15, 2019; however, early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As this ASU only revises disclosure requirements, it is not expected to have a material impact on the Company’s consolidated financial statements.

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

No other new accounting pronouncement issued or effective during the year had, or is expected to have, a material impact on our consolidated financial statements.

(3) SEGMENT INFORMATION

The Company has two reportable segments:  Life Insurance and Home Service Insurance.  The Life Insurance and

June 30, 2019 Form 10-Q 11

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company's Other Non-Insurance Enterprises are the only reportable difference between segments and consolidated operations.

	Life Insurance	Home Service	Non-Insurance Enterprises	Consolidated
Three Months Ended June 30, 2019
(In thousands)

Revenues:
Premiums	$32,140	11,664	—	43,804
Net investment income	11,612	3,325	378	15,315
Realized investment gains (losses), net	68	152	(3,089)	(2,869)
Other income	614	1	1	616
Total revenue	44,434	15,142	(2,710)	56,866
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	21,316	5,708	—	27,024
Increase in future policy benefit reserves	8,519	953	—	9,472
Policyholders' dividends	1,413	10	—	1,423
Total insurance benefits paid or provided	31,248	6,671	—	37,919
Commissions	4,676	3,708	—	8,384
Other general expenses	6,458	5,332	159	11,949
Capitalization of deferred policy acquisition costs	(4,020)	(1,392)	—	(5,412)
Amortization of deferred policy acquisition costs	6,053	878	—	6,931
Amortization of cost of customer relationships acquired	138	280	—	418
Total benefits and expenses	44,553	15,477	159	60,189
Loss before income tax expense	$(119)	(335)	(2,869)	(3,323)

June 30, 2019 Form 10-Q 12

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service	Non-Insurance Enterprises	Consolidated
Six Months Ended June 30, 2019
(In thousands)

Revenues:
Premiums	$63,054	23,214	—	86,268
Net investment income	21,781	6,411	919	29,111
Realized investment gains (losses), net	5,525	636	(3,069)	3,092
Other income	797	2	2	801
Total revenue	91,157	30,263	(2,148)	119,272
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	38,478	11,579	—	50,057
Increase in future policy benefit reserves	19,832	1,939	—	21,771
Policyholders' dividends	2,585	20	—	2,605
Total insurance benefits paid or provided	60,895	13,538	—	74,433
Commissions	9,049	7,219	—	16,268
Other general expenses	12,663	10,402	3,016	26,081
Capitalization of deferred policy acquisition costs	(7,722)	(2,518)	—	(10,240)
Amortization of deferred policy acquisition costs	11,494	1,714	—	13,208
Amortization of cost of customer relationships acquired	260	577	—	837
Total benefits and expenses	86,639	30,932	3,016	120,587
Income (loss) before federal income tax expense	$4,518	(669)	(5,164)	(1,315)

June 30, 2019 Form 10-Q 13

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service	Non-Insurance Enterprises	Consolidated
Three Months Ended June 30, 2018
(In thousands)

Revenues:
Premiums	$34,393	11,737	—	46,130
Net investment income	10,139	3,316	356	13,811
Realized investment losses, net	(24)	(151)	(3)	(178)
Other income	79	—	—	79
Total revenue	44,587	14,902	353	59,842
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	15,019	5,598	—	20,617
Increase in future policy benefit reserves	15,383	1,172	—	16,555
Policyholders' dividends	1,605	9	—	1,614
Total insurance benefits paid or provided	32,007	6,779	—	38,786
Commissions	4,777	3,892	—	8,669
Other general expenses	6,908	5,392	2,166	14,466
Capitalization of deferred policy acquisition costs	(4,150)	(1,490)	—	(5,640)
Amortization of deferred policy acquisition costs	6,240	960	—	7,200
Amortization of cost of customer relationships acquired	132	340	—	472
Total benefits and expenses	45,914	15,873	2,166	63,953
Loss before income tax expense	$(1,327)	(971)	(1,813)	(4,111)

June 30, 2019 Form 10-Q 14

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service	Non-Insurance Enterprises	Consolidated
Six Months Ended June 30, 2018
(In thousands)

Revenues:
Premiums	$66,753	23,406	—	90,159
Net investment income	20,269	6,618	695	27,582
Realized investment losses, net	(209)	(503)	(41)	(753)
Other income (loss)	288	(1)	—	287
Total revenue	87,101	29,520	654	117,275
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	30,310	11,458	—	41,768
Increase in future policy benefit reserves	28,965	2,198	—	31,163
Policyholders' dividends	2,902	19	—	2,921
Total insurance benefits paid or provided	62,177	13,675	—	75,852
Commissions	10,005	7,623	—	17,628
Other general expenses(1)	6,024	10,936	4,013	20,973
Capitalization of deferred policy acquisition costs	(8,790)	(2,813)	—	(11,603)
Amortization of deferred policy acquisition costs	12,780	2,026	—	14,806
Amortization of cost of customer relationships acquired	284	867	—	1,151
Total benefits and expenses	82,480	32,314	4,013	118,807
Income (loss) before federal income tax expense	$4,621	(2,794)	(3,359)	(1,532)

June 30, 2019 Form 10-Q 15

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share.

Three Months Ended June 30,	2019	2018
(In thousands, except per share amounts)

Basic and diluted earnings per share:
Numerator:
Net loss	$(4,565)	(2,558)
Net loss allocated to Class A common stock	$(4,519)	(2,532)
Net loss allocated to Class B common stock	(46)	(26)
Net loss	$(4,565)	(2,558)

Denominator:
Weighted average shares of Class A outstanding - basic	49,229	49,080
Weighted average shares of Class A outstanding - diluted	49,280	49,109
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic and diluted loss per share of Class A common stock	$(0.09)	(0.05)
Basic and diluted loss per share of Class B common stock	(0.04)	(0.03)

Six Months Ended June 30,	2019	2018
(In thousands, except per share amounts)

Basic and diluted earnings per share:
Numerator:
Net loss	$(8,367)	(2,521)
Net loss allocated to Class A common stock	$(8,283)	(2,496)
Net loss allocated to Class B common stock	(84)	(25)
Net loss	$(8,367)	(2,521)

Denominator:
Weighted average shares of Class A outstanding - basic	49,229	49,080
Weighted average shares of Class A outstanding - diluted	49,280	49,109
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic and diluted loss per share of Class A common stock	$(0.17)	(0.05)
Basic and diluted loss per share of Class B common stock	(0.08)	(0.03)

June 30, 2019 Form 10-Q 16

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) INVESTMENTS

The Company invests primarily in fixed maturity securities, which totaled 90.7% of total cash, cash equivalents and investments at June 30, 2019. The Company's cash, cash equivalents and investments are listed below.

Carrying Value (In thousands, except for %)	June 30, 2019		December 31, 2018
	Amount	%	Amount	%

Fixed maturity securities	$1,341,339	90.7%	$1,231,039	88.7%
Equity securities	15,827	1.1%	15,068	1.1%
Mortgage loans	182	—%	186	—%
Policy loans	81,545	5.5%	80,825	5.8%
Real estate and other long-term investments	2,593	0.2%	7,223	0.5%
Short-term investments	2,455	0.2%	7,865	0.6%
Cash and cash equivalents	34,568	2.3%	45,492	3.3%
Total cash, cash equivalents and investments	$1,478,509	100.0%	$1,387,698	100.0%

The following tables represent the cost or amortized cost, gross unrealized gains and losses and fair value of fixed maturities as of the dates indicated.

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
(In thousands)

Fixed maturities:
Available-for-sale:
U.S. Treasury securities	$9,749	1,733	—	11,482
U.S. Government-sponsored enterprises	3,528	1,015	—	4,543
States and political subdivisions	651,598	25,193	351	676,440
Corporate	481,406	30,533	2,171	509,768
Commercial mortgage-backed	1,109	2	—	1,111
Residential mortgage-backed	116,364	11,280	2	127,642
Asset-backed	10,229	5	1	10,233
Foreign governments	102	18	—	120
Total fixed maturities	$1,274,085	69,779	2,525	1,341,339

June 30, 2019 Form 10-Q 17

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
(In thousands)

Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$9,864	1,410	—	11,274
U.S. Government-sponsored enterprises	3,540	740	—	4,280
States and political subdivisions	713,991	7,614	1,490	720,115
Corporate	384,817	6,725	9,746	381,796
Commercial mortgage-backed	39,694	386	66	40,014
Residential mortgage-backed	66,960	1,726	2	68,684
Asset-backed	4,764	1	8	4,757
Foreign governments	117	2	—	119
Total fixed maturities	$1,223,747	18,604	11,312	1,231,039

Most of the Company's equity securities are diversified stock and bond mutual funds.

Fair Value (In thousands)	June 30, 2019	December 31, 2018

Equity securities:
Stock mutual funds	$3,142	2,906
Bond mutual funds	12,255	11,774
Common stock	120	94
Non-redeemable preferred stock	310	294
Total equity securities	$15,827	15,068

VALUATION OF INVESTMENTS

Available-for-sale securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income. The Company recognized net realized gains of $155,000 and $757,000 on equity securities held for the three and six months ended June 30, 2019 and losses of $86,000 and $388,000 for the same periods ended June 30, 2018, respectively. An impairment loss of $3.1 million was recorded during the second quarter of 2019 related to our Citizens Academy training facility property located near Austin, Texas. It was determined during the quarter that the property met the held-for-sale criteria. As a result, this investment was reclassified from real estate held for investment to real estate held-for-sale. This resulted in an impairment loss of $3.1 million as the carrying amount of the property was written down to the net realizable value. This investment is considered a Level 3 asset in the fair value hierarchy.

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

June 30, 2019 Form 10-Q 18

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

No fixed maturity investment impairments were recognized for the three and six months ended June 30, 2019 or the three months ended June 30, 2018.  OTTI of $225,000 was recognized on one fixed maturity security issuer for the six months ended June 30, 2018.

The following tables present the fair values and gross unrealized losses of fixed maturity securities that have remained in a continuous unrealized loss position for the periods indicated.

June 30, 2019	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$44,983	198	39	24,021	153	33	69,004	351	72
Corporate	57,128	1,868	39	10,304	303	12	67,432	2,171	51
Residential mortgage-backed	—	—	—	94	2	4	94	2	4
Asset-backed	1,345	1	2	—	—	—	1,345	1	2
Total fixed maturities	$103,456	2,067	80	34,419	458	49	137,875	2,525	129

June 30, 2019 Form 10-Q 19

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2018	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$227,132	883	233	33,891	607	46	261,023	1,490	279
Corporate	230,030	8,770	191	9,936	976	8	239,966	9,746	199
Commercial mortgage-backed	14,992	66	11	—	—	—	14,992	66	11
Residential mortgage-backed	18	—	3	98	2	4	116	2	7
Asset-backed	3,747	8	4	—	—	—	3,747	8	4
Total fixed maturities	$475,919	9,727	442	43,925	1,585	58	519,844	11,312	500

We have reviewed the securities in an unrealized loss position for the periods ended June 30, 2019 and December 31, 2018 and determined that no OTTI exists that have not been recognized based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases which may be maturity.  We continue to monitor all securities on an on-going basis and future information may become available which could result in other-than-temporary impairments being recorded.

The amortized cost and fair value of fixed maturity securities at June 30, 2019 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

June 30, 2019	Amortized Cost	Fair Value
(In thousands)
Fixed maturity securities:
Due in one year or less	$102,787	103,200
Due after one year through five years	131,248	136,348
Due after five years through ten years	214,674	226,791
Due after ten years	825,376	875,000
Total fixed maturity securities	$1,274,085	1,341,339

June 30, 2019 Form 10-Q 20

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Fixed Maturities, Available-for-Sale				Equity Securities
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In thousands)	2019	2018	2019	2018	2019	2018	2019	2018

Proceeds	$2,755	—	10,414	—	—	—	—	—
Gross realized gains	$107	—	109	—	—	—	—	—
Gross realized losses	$182	—	365	—	—	—	—	—

There were sales of ten and twenty available-for-sale fixed maturity securities for the three and six months ended June 30, 2019, respectively. No available-for-sale fixed maturity securities were sold during the three and six months ended June 30, 2018. No equity securities were sold during the three and six months ended June 30, 2019 and 2018.

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

Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker prices utilizing significant inputs not based on or corroborated by readily available market information.  There were no securities in this category at June 30, 2019.

June 30, 2019 Form 10-Q 21

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our assets that are measured at fair value on a recurring basis as of the dates indicated.

June 30, 2019	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial Assets
Fixed maturities available-for-sale
U.S. Treasury and U.S. Government-sponsored enterprises	$11,482	4,543	—	16,025
States and political subdivisions	—	676,440	—	676,440
Corporate	50	509,718	—	509,768
Commercial mortgage-backed	—	1,111	—	1,111
Residential mortgage-backed	—	127,642	—	127,642
Asset-backed	—	10,233	—	10,233
Foreign governments	—	120	—	120
Total fixed maturities available-for-sale	11,532	1,329,807	—	1,341,339

Equity securities
Stock mutual funds	3,142	—	—	3,142
Bond mutual funds	12,255	—	—	12,255
Common stock	120	—	—	120
Non-redeemable preferred stock	310	—	—	310
Total equity securities	15,827	—	—	15,827
Total financial assets	$27,359	1,329,807	—	1,357,166

June 30, 2019 Form 10-Q 22

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2018	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial Assets
Fixed maturities available-for-sale
U.S. Treasury and U.S. Government-sponsored enterprises	$11,274	4,280	—	15,554
States and political subdivisions	—	720,115	—	720,115
Corporate	47	381,749	—	381,796
Commercial mortgage-backed	—	40,014	—	40,014
Residential mortgage-backed	—	68,684	—	68,684
Asset-backed	—	4,757	—	4,757
Foreign governments	—	119	—	119
Total fixed maturities available-for-sale	11,321	1,219,718	—	1,231,039

Equity securities
Stock mutual funds	2,906	—	—	2,906
Bond mutual funds	11,774	—	—	11,774
Common stock	94	—	—	94
Non-redeemable preferred stock	294	—	—	294
Total equity securities	15,068	—	—	15,068
Total financial assets	$26,389	1,219,718	—	1,246,107

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At June 30, 2019, our fixed maturity securities, valued using a third-party pricing source, totaled $1.3 billion for Level 2 assets and comprised 98.0% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at June 30, 2019. For the six months ended June 30, 2019, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received. There were no transfers between Levels 1 and 2 securities during the six months ended June 30, 2019.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

We review the fair value hierarchy classifications each reporting period.  Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. There were no transfers in or out of Level 3 during the six months ended June 30, 2019.

June 30, 2019 Form 10-Q 23

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	June 30, 2019		December 31, 2018
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Mortgage loans	$182	220	186	222
Policy loans	81,545	81,545	80,825	80,825
Short-term investments	2,455	2,455	7,865	7,865
Cash and cash equivalents	34,568	34,568	45,492	45,492
Financial Liabilities:
Annuity - investment contracts	57,069	60,339	56,658	55,977

Mortgage loans. Mortgage loans are secured principally by residential properties.  Weighted average interest rates for these loans were approximately 6.6% at June 30, 2019 and December 31, 2018. At June 30, 2019, maturities ranged from 19 to 23 years.  Management estimated the fair value using an annual interest rate of 6.25% at June 30, 2019.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at June 30, 2019 and December 31, 2018, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that corresponds to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have inforce, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

Other. The fair value of short-term investments and cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at June 30, 2019 using discounted cash flows based upon spot rates ranging from 2.06% to 3.28% adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

(7) COMMITMENTS AND CONTINGENCIES

QUALIFICATION OF LIFE PRODUCTS

We have previously reported that a portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Section 7702 of the Internal Revenue Code ("IRC") of 1986. Further, we have determined that the structure of our policies sold to non-U.S. citizens, which were novated to CICA Ltd. effective July 1, 2018, may have inadvertently generated U.S. source income over time. Based upon a review of the options available to address these issues, we are in the process of remediating domestic

June 30, 2019 Form 10-Q 24

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

These tax issues result in an estimated liability as of June 30, 2019 of $10.0 million, after tax, related to projected IRS settlement amounts of $9.1 million and reserve increases totaling $0.9 million to bring policies into compliance. The probability weighted range of financial estimates relative to this issue is $6.0 million to $52.5 million, after tax. This estimated range includes projected taxes and interest and penalties payable to the IRS, as well as estimated increased payout obligations to current holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The estimated liability and the estimated range will be updated as we continue to refine our estimates.

The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS and the methodology applicable to the calculation of the tax liabilities for policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved by the Company is insufficient to meet the actual amount of our liabilities and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operations may be materially adversely affected. Management believes that based upon current information we have recorded the best estimate liability to date.

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

On May 17, 2017, we submitted an offer to enter into Closing Agreements with the IRS covering certain CICA and CNLIC domestic life insurance policies (the "Closing Agreements"), which was accepted by the IRS on June 7, 2019. Pursuant to the Closing Agreements, CICA and CNLIC agreed to pay the IRS $123,779 and $4,118, respectively, by August 6, 2019, and follow the corrective steps for the policies outlined in the Closing Agreements by September 5, 2019. These payments were made to the IRS on July 12, 2019. For certain life insurance policies that failed to satisfy the requirements of the cash value accumulation test of Section 7702 ("CVAT") of the IRC, we agreed to amend such policies retroactively to their original dates of issue by adding an endorsement (which provides that the death benefit of such policies will not be less than the amount of life insurance necessary to maintain CVAT compliance). For the life insurance policies that failed to satisfy the premium requirements of the guideline premium test of Section 7702 of the IRC, we agreed as needed to refund each policyholder the amount of premiums paid that exceeded the guideline premium limitation plus interest thereon. We expect to complete these corrective steps by September 5, 2019, the deadline set forth in the Closing Agreements.

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

June 30, 2019 Form 10-Q 25

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) INCOME TAXES

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate is as follows:

Six Months Ended June 30,	2019		2018
(In thousands, except for %)	Amount	%	Amount	%
Federal income tax expense:
Expected tax expense (benefit)	$(276)	21.0%	$(322)	21.0%
Foreign income tax rate differential	(111)	8.4%	—	—%
Annualized effective tax rate adjustment	3,264	(248.2)%	974	(63.6)%
Effect of uncertain tax position	2,416	(183.7)%	1,664	(108.6)%
Nondeductible costs to remediate tax compliance issue	—	—%	(1,267)	82.7%
CICA Ltd. Subpart F income	1,595	(121.4)%	—	—%
Other	164	(12.4)%	(60)	3.9%
Total federal income tax expense	$7,052	(536.3)%	$989	(64.6)%

A reconciliation of federal income tax expense above is computed by applying the federal income tax rate of 21% in 2019 and 2018 to income before federal income tax expense.

CICA Ltd., a wholly owned subsidiary of Citizens, is considered a controlled foreign corporation for federal tax purposes. As a result, the insurance activity of CICA Ltd. is subject to Subpart F of the IRC and is included in Citizens’ taxable income. As of June 30, 2019, the Subpart F income inclusion generated $1.6 million of federal income tax expense.

Income tax expense consists of:

Six Months Ended June 30,	2019	2018
(In thousands)
Federal income tax expense:
Current	$7,146	3,858
Deferred	(94)	(2,869)
Total federal income tax expense	$7,052	989

June 30, 2019 Form 10-Q 26

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of deferred federal income taxes are as follows:

Net Deferred Tax Asset (Liability) (In thousands)	June 30, 2019	December 31, 2018
Deferred tax assets:
Future policy benefit reserves	$2,634	2,795
Net operating and capital loss carryforwards	193	191
Accrued expenses	13	30
Investments	1,890	1,841
Deferred intercompany loss	4,896	5,190
Other	748	309
Total gross deferred tax assets	10,374	10,356
Deferred tax liabilities:
Deferred policy acquisition costs, cost of customer relationships acquired and intangible assets	(8,703)	(8,745)
Unrealized gains on investments available-for-sale	(6,299)	(1,968)
Tax reserves transition liability	(4,517)	(4,864)
Other	(658)	(488)
Total gross deferred tax liabilities	(20,177)	(16,065)
Net deferred tax liability	$(9,803)	(5,709)

(9) LEASES

Effective January 1, 2019, the Company adopted the new lease accounting guidance in Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASC No. 842"). We also elected the package of practical expedients, which among other things, does not require reassessment of lease classification. As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2019 a lease liability of $1.8 million discounted using an incremental borrowing rate of 4.76% and a right-of-use asset of $1.8 million. There was $1.7 million of undiscounted lease liability remaining as of June 30, 2019. The Company uses its estimated incremental borrowing rate, which is derived from information available at lease commencement date, in determining present value of lease payments.

The Company leases home office space in Austin, Texas for Citizens and in Bermuda for CICA Ltd. as well as several district office locations related to our Home Service Insurance segment across Louisiana, Mississippi and Arkansas, which are classified as operating leases. Certain operating leases include renewal options that extend the lease term. The exercise of lease renewal options is at our sole discretion when it is reasonably certain that we will exercise such option. Leases with an initial term of 12 months or less are immaterial to the consolidated financial statements and are recognized as lease expense on a straight-line basis over the lease term and not recorded on the consolidated balance sheet.

The table below summarizes the number of weighted-average years remaining in our lease liabilities.

Lease Term	June 30, 2019

Weighted-average remaining lease term (years)
Operating leases	1.6

June 30, 2019 Form 10-Q 27

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of our remaining lease liabilities as of June 30, 2019 are as follows.

(In thousands)	Operating Lease Payments (a)
Maturity of Lease Liabilities
2019	$539
2020	975
2021	187
2022	32
2023	—
After 2023	—
Total lease payments	1,733
Interest expense	(64)
Present value of lease liabilities	$1,669
(a) Operating lease payments exclude $13.5 million of legally binding minimum lease payments for leases signed but not yet commenced.

We recorded the lease right-of-use asset in Other Assets and the lease liability in Other Liabilities. Cash payments related to lease liabilities were $0.6 million and $1.1 million for the three and six months ended June 30, 2019, respectively, and were reported in operating cash flows.

In January 2019, the Company entered into a long-term lease agreement with an unrelated party for its new home office in Austin, Texas.  The building in which we have leased office space is under construction and is expected to be completed in 2020. The long-term lease will commence after construction of the building is complete and has a 121-month term, and therefore is not included in the tables above. Payments under the new long-term lease agreement will average approximately $112,340 per month. To bridge the gap between the expiration date of the current lease that expires in August 2019 and the lease commencement date of the new long-term lease, the Company entered into a lease with an unrelated party for a temporary transitional home office. The transitional lease will commence on August 15, 2019 and end on September 30, 2020. Payments under this lease will be $72,400 per month.

The Company does not engage in lease agreements among related parties.

(10) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions.  There were no other changes related to these relationships during the six months ended June 30, 2019.  See our Annual Report on Form 10-K for the year ended December 31, 2018 for a comprehensive discussion of related party transactions.

June 30, 2019 Form 10-Q 28

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are not statements of historical fact and constitute forward-looking statements within the meaning of the federal securities laws, including, without limitation, statements specifically identified as forward-looking statements within this document.  Many of these statements contain risk factors as well.  In addition, certain statements in future filings by the Company with the Securities and Exchange Commission ("SEC"), in press releases, and in oral and written statements made by or with the approval of the Company, which are not statements of historical fact, constitute forward-looking statements. Examples of forward-looking statements include, but are not limited to:  (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial items, (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements.  Words such as "believes," "anticipates," "assumes," "estimates," "plans," "projects," "could," "expects," "intends," "targeted," "may," "will" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

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

•
Potential changes in amounts reserved for in connection with intended proposals for settlement with the IRS related to tax withholding and product compliance matters for international policies issued by CICA Ltd.;

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

•	Results of litigation we may be involved in;

•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, our products or services;

•	Our concentration of business from persons residing in Latin America and the Pacific Rim;

•	Changes in tax laws;

•	Our ability to maintain effective information systems;

June 30, 2019 Form 10-Q 29

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

•	Changes in statutory or United States Generally Accepted Accounting Principles ("U.S. GAAP"), policies or practices;

•	Changes in leadership among our board and senior management team;

•	Our success at managing risks involved in the foregoing; and

•
The risk factors disclosed in Part II, Item 1A. of this Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, and in Part I. Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

OVERVIEW

Citizens, Inc. ("Citizens" or the "Company") is an insurance holding company incorporated in Colorado serving the life insurance needs of individuals in the U.S. since 1969 and internationally since 1975. Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we can achieve competitive advantages.  As of June 30, 2019, we had approximately $1.7 billion of total assets and approximately $4.8 billion of insurance inforce.  Our core insurance operations include issuing and servicing:

•
U.S. dollar-denominated ordinary whole life insurance and endowment policies predominantly to foreign residents, located principally in Latin America and the Pacific Rim through independent marketing consultants;

•	ordinary whole life insurance policies to middle income households concentrated in the Midwest, Mountain West and southern U.S. through independent marketing consultants; and

•
final expense and limited liability property policies to middle and lower income households in Louisiana, Arkansas and Mississippi through employee and independent agents in our home service distribution channel and funeral homes.

We were formed in 1969 and historically, our Company has experienced growth through acquisitions in the domestic market and organic market expansion in the international market.  We strive to generate bottom line returns using knowledge of our niche markets and our well-established distribution channels.

STRATEGIC INITIATIVES

The Company remains committed to cultivating enduring value for its key stakeholders through the execution of a customer-centric growth strategy.

In 2017, the Company's executive management team, in cooperation with its Board of Directors, began a strategic realignment of its Life and Home Service Insurance segments.  Specifically, we focused on (1) product enhancements and increasing our product profitability; (2) modernization of our IT operations with an emphasis on digitization, our future business needs and cyber risk; (3) effectively operating our international life insurance business in Bermuda through CICA Ltd.; and (4) assessing and optimizing our investment portfolio.  To date, our strategic realignment within

June 30, 2019 Form 10-Q 30

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

the Company's Life Insurance segment is largely complete, and a leadership transition within the Company’s  Home Service Insurance segment is underway.

Carrying that momentum forward, in 2019, we identified three areas of strategic focus for cultivating value:

1.	We are focused on building a foundation of operational excellence, as our high impact and values-based culture takes root.

2.	We are focused on growth initiatives within the markets in which we operate, as we set targets for growing premium revenues and implementing growth strategies.

3.	We are focused on new capabilities that will create business opportunities aligned with our essential purpose.

As we seek to optimize value for the Company, its customers and its collaborators, we believe our efforts will put the Company on a stronger financial footing and drive sustainable growth.

CURRENT FINANCIAL HIGHLIGHTS

Financial highlights for the second quarter and six months ended June 30, 2019 compared to the same periods in 2018 were:

•
Insurance premiums declined 5.0% for the second quarter of 2019 compared to the same period in 2018, totaling $43.8 million and $46.1 million, respectively. The decline was driven by fewer renewal premiums in our Life Insurance segment. First year premiums in our Life Insurance segment, excluding Brazil, a country we exited in April 2018, increased slightly. For the six months ended June 30, 2019, insurance premiums declined 4.3%, totaling $86.3 million, compared to $90.2 million for the same period in 2018. The decline was driven by fewer first year and renewal premiums in our Life Insurance segment.

•
Net investment income increased 10.9% for the second quarter of 2019 compared to the same period of 2018, totaling $15.3 million and $13.8 million, respectively. The increase was driven by a growing asset base derived from cash flows from our insurance operations, improvements in cash management, and a strategic focus on achieving greater yields while maintaining a prudent risk profile for our investment portfolio. Net investment income was lower during the second quarter of 2018 due to the need to maintain sufficient cash balances to fund our Bermuda novation that occurred in July 2018. As these funds were not available for investment, we experienced lower overall portfolio yields and net investment income.  The average yield on the consolidated portfolio as of the six months ended June 30, 2019 was an annualized rate of 4.30% compared to 4.33% for the same period in 2018.

•
An impairment loss of $3.1 million was recorded during the second quarter of 2019 in our Other Non-Insurance enterprises related to our Citizens Academy training facility located near Austin, Texas. This investment was reclassified from real estate held for investment to held-for-sale. A realized gain of $5.5 million was recorded in the first quarter of 2019 related to the sale of our former corporate headquarters in Austin, Texas. We also recorded realized gains of $757,000 during the first six months of 2019 related to fair value changes in our equity securities owned at June 30, 2019 and realized losses of $23,000 related to dispositions of securities from our fixed maturity securities portfolio during the same period. OTTI of $225,000 was recorded for the six months ended June 30, 2018 related to a single issuer and we recorded equity losses of $388,000 during the same period.

•
Claims and surrenders expense increased 31.1% for the second quarter of 2019 and 19.8% for the six months ended June 30, 2019 compared to the same periods in 2018. The increase was driven primarily by an increase in surrender benefits and matured endowments in the Life Insurance segment, which were within expected levels.

•
General expenses decreased 17.4% for the second quarter of 2019 and increased 24.4% for the six months ended June 30, 2019 compared to the same periods in 2018. For both the second quarter and the six months ended in June 30, 2019, we had reduced audit and legal fees, partially offset by increased costs relating to higher executive compensation, compared to the same periods in 2018. In addition, general expenses increased by $1.8 million for the second quarter of 2018 and reduced

June 30, 2019 Form 10-Q 31

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

by $5.4 million for the six months ended June 30, 2018 due to a change in our 7702/72(s) tax compliance best estimate liability from the estimate at year end 2017.

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

Six Months Ended June 30,	2019			2018
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life Insurance	$100,095,500	1,481	$67,586	$113,258,180	1,934	$58,562
Home Service Insurance	84,521,648	11,674	7,240	92,505,865	13,041	7,093

The number of policies issued decreased 23.4% and 10.5% for the Life and Home Service Insurance segments, respectively, for the six months ended June 30, 2019 compared to the same period in 2018. The decline in new business applications in our Life Insurance segment is driven by ceasing sales in Brazil and terminating agreements with several independent consultants in Latin America that did not align with our vision, values and culture.   Excluding these two factors, the number of policies issued by our International business has been flat for the period.  While the number of policies issued has declined in the Life and Home Service Insurance segments during 2019, the average face amount issued has increased, resulting in overall premium income not declining at the same rate as policy issuances.

June 30, 2019 Form 10-Q 32

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

CONSOLIDATED RESULTS OF OPERATIONS

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

REVENUES

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018

Revenues:
Premiums:
Life insurance	$42,313	44,631	83,293	87,160
Accident and health insurance	345	301	668	592
Property insurance	1,146	1,198	2,307	2,407
Net investment income	15,315	13,811	29,111	27,582
Realized investment gains (losses), net	(2,869)	(178)	3,092	(753)
Other income	616	79	801	287
Total revenues	$56,866	59,842	119,272	117,275

Premium Income.  Premium income derived from life, accident and health, and property insurance sales decreased 5.0% for the second quarter of 2019 and 4.3% for six months ended June 30, 2019 compared to the same periods in 2018. The decrease is driven primarily by a decline in first year and renewal premiums in our Life Insurance segment. However, excluding sales from Brazil, a country we exited in April 2018, first year premiums increased slightly in the in the second quarter of 2019 compared to the same period in 2018. See the detail distribution of premiums within Segment Operations discussed below.

Net Investment Income. Net investment income performance is summarized as follows.

	June 30,	December 31,	June 30,
(In thousands, except for %)	2019	2018	2018

Net investment income, annualized	$58,222	54,205	55,164
Average invested assets, at amortized cost	1,355,408	1,300,755	1,274,313
Annualized yield on average invested assets	4.30%	4.17%	4.33%

The annualized yield slightly declined during the first six months of 2019 compared to the same period in 2018. We have traditionally invested in fixed maturity securities with a large percentage held in callable issues.  In the fourth quarter of 2018, we began the process of repositioning our portfolio into more diversified holdings and maturities as part of our investment management strategy. We increased our purchases of AA rated mortgage backed securities while reducing our municipal holdings. While these securities generally have a higher rating than our municipal holdings, average yields are lower. In addition, as a substantial proportion of our fixed maturity investments continue to be called, we have faced challenges in finding investments with comparable yields in the continued low interest rate environment.

June 30, 2019 Form 10-Q 33

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Investment income from debt securities accounted for approximately 87.6% of total investment income for the six months ended June 30, 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018

Gross investment income:
Fixed maturity securities	$13,747	12,557	26,261	24,981
Equity securities	168	168	325	328
Mortgage loans	3	3	6	6
Policy loans	1,600	1,521	3,201	3,056
Long-term investments	—	—	1	—
Other investment income	159	60	183	90
Total investment income	15,677	14,309	29,977	28,461
Investment expenses	(362)	(498)	(866)	(879)
Net investment income	$15,315	13,811	29,111	27,582

Fixed maturity securities income increased 9.5% for the second quarter of 2019 and 5.1% for six months ended June 30, 2019, compared to the same periods in 2018. We continue to adjust our investment management strategy to increase our investment yields while maintaining a prudent risk profile. In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value to pay for premiums, contributed to the increase in investment income.

Realized Investment Gains (Losses), Net.  An impairment loss of $3.1 million was recorded for the second quarter of 2019 in connection with classifying the Citizens Academy training facility near Austin, Texas as real estate held-for-sale. We also recorded a realized gain of $5.5 million in the first quarter of 2019 relating to the sale of our former corporate headquarters. We also recorded realized gains of $757,000 due to fair value changes related to equity securities still owned at June 30, 2019.

June 30, 2019 Form 10-Q 34

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

BENEFITS AND EXPENSES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$27,024	20,617	50,057	41,768
Increase in future policy benefit reserves	9,472	16,555	21,771	31,163
Policyholders' dividends	1,423	1,614	2,605	2,921
Total insurance benefits paid or provided	37,919	38,786	74,433	75,852
Commissions	8,384	8,669	16,268	17,628
Other general expenses	11,949	14,466	26,081	20,973
Capitalization of deferred policy acquisition costs	(5,412)	(5,640)	(10,240)	(11,603)
Amortization of deferred policy acquisition costs	6,931	7,200	13,208	14,806
Amortization of cost of customer relationships acquired	418	472	837	1,151
Total benefits and expenses	$60,189	63,953	120,587	118,807

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018

Claims and Surrenders:
Death claims	$5,943	5,528	12,430	11,711
Surrender benefits	13,426	9,375	23,165	18,534
Endowments	2,991	3,314	6,067	6,506
Matured endowments	3,684	1,206	6,365	2,630
Property claims	272	429	490	814
Accident and health benefits	58	33	116	114
Other policy benefits	650	732	1,424	1,459
Total claims and surrenders	$27,024	20,617	50,057	41,768

•
Death claims increased 7.5% for the second quarter of 2019 and 6.1% for the six months ended June 30, 2019 compared to the same periods in 2018. Mortality experience is closely monitored by the Company and the activity is within expected levels.

•
Surrenders increased 43.2% for the second quarter of 2019 and 25.0% for the six months ended June 30, 2019 compared to the same periods in 2018. Surrenders represented 0.5% of direct ordinary whole life insurance in force for the six months ended June 30, 2019. The increase in surrender expense is primarily related to our international business and were within expected levels. A significant portion of surrenders relate to policies that have been in force over fifteen years and no longer have associated surrender charges. Total direct insurance in force as of June 30, 2019 was $4.8 billion, a slight decrease from 2018.

•	Matured endowments increased 205.5% for the second quarter of 2019 and 142.0% for the six months ended June 30, 2019 compared to the same periods in 2018. We anticipated this increase based upon

June 30, 2019 Form 10-Q 35

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

the dates of when our policy endowment contracts were sold and their expected maturities as set forth in the contracts.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves decreased 42.8% for the second quarter of 2019 and decreased 30.1% for the six months ended June 30, 2019 compared to the same periods in 2018 primarily due to increased surrenders and maturities from our international business.

Policyholders' Dividends.  Policyholders' dividends declined slightly for the second quarter and the six months ended June 30, 2019 compared to the same periods in 2018. This decrease was due to changes in persistency and production.

Commissions. Commission expense for the second quarter and the six months ended June 30, 2019 fluctuated directly in relation to the decrease in first year and renewal premiums compared to premium levels for the same periods in 2018.

Other General Expenses. Expenses declined 17.4% in the second quarter of 2019 compared to the same period in 2018 due to a decrease in audit and legal fees and our 7702/72(s) tax compliance best estimate liability. We have continued to refine our estimated liability related to these matters. The decrease was offset by additional costs relating to higher executive compensation. Expenses for the six months ended June 30, 2019 increased 24.4% compared to the same period in 2018 as expenses during the 2018 period were reduced by $5.4 million from the reduction in our 7702/72(s) liability estimate. We also had additional costs related to salaries, bonuses and other compensation paid to executive officers, partially offset by lower Audit and legal fees, during the six months ended June 30, 2019 compared to the same period in 2018.

Capitalization and Amortization of Deferred Policy Acquisition Costs.  Costs capitalized include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  Capitalized costs decreased during the second quarter and the six months ended June 30, 2019 compared to the same periods in 2018 as we experienced a decline in first year premium production in these periods.  Commissions paid on renewal premiums are significantly lower than those paid on first year business. The decline in production also resulted in lower amortization during the second quarter and six months ended June 30, 2019 compared to the same periods in 2018. Amortization of deferred policy acquisition costs is also impacted by persistency and may fluctuate from quarter to quarter.

Federal Income Tax. Tax expense increased as our effective tax rate was (536.3)% for the six months ended June 30, 2019 as compared to (64.6)% for the same period in 2018.  For the six months ended June 30, 2019, the Company's tax rate was impacted by differences between our effective tax rate and the statutory tax rate resulting from income and expense items that are treated differently for financial reporting and tax purposes as well as impacts from our uncertain tax position. In addition, CICA Ltd., a wholly owned subsidiary of Citizens, is considered a controlled foreign corporation for federal tax purposes and CICA Ltd.'s activity gives rise to taxable income in the U.S. as Subpart F Income. As of June 30, 2019, the Subpart F income inclusion generated $1.6 million of federal income tax expense, which impacted the current tax rate.  See Note 8. Income Taxes in the notes to our consolidated financial statements.

June 30, 2019 Form 10-Q 36

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

SEGMENT OPERATIONS

The Company has two reportable segments:  Life Insurance and Home Service Insurance.  These segments are reported in accordance with U.S. GAAP.  The Company also operates other non-insurance portions of the Company, which primarily include the Company's IT and Corporate-support functions, which are included in the table presented below to properly reconcile the segment information with the consolidated financial statements of the Company. The Company evaluates profit and loss performance of its segments based on income (loss) before federal income taxes. The following table shows income (loss) before federal income taxes by segments during the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Segments:
Life Insurance	$(119)	(1,327)	4,518	4,621
Home Service Insurance	(335)	(971)	(669)	(2,794)
Total segments	(454)	(2,298)	3,849	1,827
Other Non-Insurance enterprises	(2,869)	(1,813)	(5,164)	(3,359)
Loss before federal income tax expense	$(3,323)	(4,111)	(1,315)	(1,532)

LIFE INSURANCE

Our Life Insurance segment issues ordinary whole life insurance in the U.S. and in U.S. Dollar-denominated amounts to foreign residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and can utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations.  Additionally, endowment contracts are issued by the Company, which are principally accumulation contracts that incorporate an element of life insurance protection.  For the majority of our business, we retain the first $100,000 of risk on any one life, reinsuring the remainder of the risk.  Historically, we have operated this segment through our CICA and CNLIC insurance subsidiaries. Since July 1, 2018, we have operated the international business in this segment through CICA Ltd.

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

•	persistency experience and mortality rates that are comparable to U.S. policies.

June 30, 2019 Form 10-Q 37

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

Our international products have living benefit features. Most policies contain guaranteed cash values and are participating (i.e., provides for cash dividends as apportioned by the board of directors).  Once a policyholder pays the annual premium and the policy is issued, the owner becomes entitled to policy cash dividends as well as annual premium benefits, if the annual premium benefit was elected.  According to the policy language, the policyholder has several options with regard to the policy dividends and annual premium benefits. Any annual policy cash dividend may, at the option of the policyholder and provided the value of a dividend is not encumbered by a policy loan, be applied under one of the following options: (1) paid in cash to the policy owner; (2) credited toward payment of premiums on the policy; (3) left with the Company to accumulate at a defined interest rate; (4) applied to increase the amount of insurance benefit by purchase of paid-up additions to the policy; or (5) be assigned to a third party. If the policy is encumbered by a loan, only option 3 will apply to secure the outstanding loan. Similarly, all annual premium benefits credited to the policy may, at the option of the policyholder and provided the policy is not encumbered by a policy loan, be applied under one of the following options: (1) paid in cash to the policy owner; (2) credited toward payment of premiums on the policy; (3) left with the Company to accumulate at an annually company declared interest rate; or (4) be assigned to a third party. Likewise, if the policy is encumbered by a loan, only option (3) will apply to secure the outstanding loan. Under the "assigned to a third party" provision, the Company has historically allowed policyholders, after receiving a copy of the Citizens, Inc. Stock Investment Plan (the "CISIP") prospectus and acknowledging their understanding of the risks of investing in Citizens Class A common stock, the right to assign policy values outside of the policy to the CISIP, which is administered in the U.S. by Computershare Trust Company, N.A., our plan administrator and an affiliate of Computershare Inc., our transfer agent. The CISIP is a direct stock purchase plan available to policyholders, shareholders, our employees and directors, independent consultants, and other potential investors through the Computershare website. The Company has registered the shares of Class A common stock issuable to participants under the CISIP on a registration statement under the Securities Act of 1933, as amended (the "Securities Act") that is on file with the Securities and Exchange Commission. Computershare administers the CISIP in accordance with the terms and conditions of the CISIP, which is available on the Computershare website and as part of the Company’s registration statement on file with the Securities and Exchange Commission.

June 30, 2019 Form 10-Q 38

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table sets forth, by country, our direct premiums from the top five premium producing countries in our international life insurance business for the six months ended June 30, 2019 and 2018 as indicated below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Country:
Colombia	$6,142	6,973	12,102	13,026
Venezuela	5,426	6,113	10,731	12,154
Taiwan	4,346	4,087	9,111	8,879
Ecuador	3,575	3,798	6,813	7,462
Argentina	2,679	2,607	4,660	4,579
Other Non-U.S.	9,698	8,330	18,175	19,020
Total	$31,866	31,908	61,592	65,120

We reported declines in premiums during the second quarter and the six months ended June 30, 2019 compared to the same periods in 2018 and we continue to monitor key indicators in these markets. This business is dependent on our clients having access to U.S. dollars. Our international business may also be affected by our ongoing strategic review of our business model and by economic or other events in foreign countries in which our policies are marketed. In April 2018, in connection with our review of our international business model, we discontinued accepting life insurance applications from Brazilian citizens or residents. Brazil had traditionally been one of our top five premium-producing countries in our international life insurance business for the past several years. We recorded premiums from the Brazilian portion of our business of $3.9 million, or 6.3% of total international premiums, as of June 30, 2019 and $4.5 million, or 7.0% of total international premiums, as of June 30, 2018. We also terminated agreements with several independent consultants in Latin America who did not align with our vision, values, and culture.

Direct premiums from Venezuela have declined as Venezuela continues to experience widespread public demonstrations against crime, corruption, soaring inflation and poor utility infrastructure, and we expect that overall premiums from Venezuela will continue to decline if the deteriorating political and economic environment and infrastructure continue to adversely impact our ability to make sales and collect premiums. Our international business and premium collections also could be impacted by our inability to comply with current or future foreign laws or regulations applicable to the Company or our independent consultants in the countries from which we accept applications and by marketing or operational changes made by the Company to comply with those laws or regulations. See the risk factors disclosed in Part II, Item 1A. of this Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended March

June 30, 2019 Form 10-Q 39

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

31, 2019, and in Part I. Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

DOMESTIC SALES

Most of our domestic inforce business results from blocks of business of insurance companies we have acquired over the past 20 years.  We discontinued new sales of our non-home service domestic products beginning January 1, 2017.

The following table sets forth our direct premiums by state for the top five premium producing U.S. states for the six months ended June 30, 2019 and 2018 as indicated below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
State:
Texas	$489	428	929	818
Indiana	278	309	518	587
Florida	117	172	245	318
Missouri	86	106	189	208
Louisiana	56	60	115	122
Other States	498	509	850	936
Total	$1,524	1,584	2,846	2,989

We report premiums based upon the current residence of our policyholders. A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business.  We have ceded the majority of our accident and health insurance business to an unaffiliated insurance company under a coinsurance agreement.

June 30, 2019 Form 10-Q 40

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The results of operations for the Life Insurance segment for the periods indicated are as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Revenue:
Premiums	$32,140	34,393	63,054	66,753
Net investment income	11,612	10,139	21,781	20,269
Realized investment gains (losses), net	68	(24)	5,525	(209)
Other income	614	79	797	288
Total revenue	44,434	44,587	91,157	87,101
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	21,316	15,019	38,478	30,310
Increase in future policy benefit reserves	8,519	15,383	19,832	28,965
Policyholders' dividends	1,413	1,605	2,585	2,902
Total insurance benefits paid or provided	31,248	32,007	60,895	62,177
Commissions	4,676	4,777	9,049	10,005
Other general expenses	6,458	6,908	12,663	6,024
Capitalization of deferred policy acquisition costs	(4,020)	(4,150)	(7,722)	(8,790)
Amortization of deferred policy acquisition costs	6,053	6,240	11,494	12,780
Amortization of cost of customer relationships acquired	138	132	260	284
Total benefits and expenses	44,553	45,914	86,639	82,480
Income (loss) before federal income tax expense	$(119)	(1,327)	4,518	4,621

Premiums.  Premium revenues decreased 6.6% for the second quarter of 2019 compared to the same period in 2018 due primarily to a decrease in renewal international business. First year premiums, excluding Brazil, a country we exited in April 2018, increased slightly during the second quarter of 2019 compared to the same period in 2018. For the six months ended June 30, 2019, premium revenues declined 5.5% compared to the same period in 2018 due primarily to a decrease in both first year and renewal international business. First year premium revenues declined for the second quarter and the six months months ended June 30, 2019 as we experienced a decline in applications received from Venezuela and other countries to a lesser extent. We believe that the decline in new business is driven by several factors, including the political instability in Venezuela, ceasing sales in Brazil, and slower acceptance of the new product set that was repriced and submitted to the market beginning in 2017. Sales internationally have continued to be driven by our endowment to age sixty-five and twenty-year endowment products which have been the top performers for the last several years.

June 30, 2019 Form 10-Q 41

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Life insurance premium breakout is detailed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Premiums:
First year	$2,673	2,700	4,947	5,774
Renewal	29,467	31,693	58,107	60,979
Total premiums	$32,140	34,393	63,054	66,753

Net Investment Income.  Net investment income increased primarily due to the growth in average invested assets.

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
(In thousands, except for %)	2019	2018	2018
Net investment income, annualized	$43,562	39,985	40,538
Average invested assets, at amortized cost	1,008,256	958,135	939,754
Annualized yield on average invested assets	4.32%	4.17%	4.31%

The annualized yield in the second quarter of 2019 has increased slightly compared to the second quarter of 2018. We are continually adjusting our investment management strategy to identify opportunities to improve our yields while maintaining risk discipline. This continues to be a challenge in the current low interest rate environment.

Realized Investment Gains (Losses), Net. We recorded realized gains of $68,000 in the second quarter of 2019 and $5.5 million for the first six months of 2019. The realized gains for the six month period were primarily due to a $5.5 million realized gain from the sale of our former corporate headquarters in Austin, Texas. In addition, we recognized gains of $22,000 due to equity securities fair value adjustments during the first six months of 2019. We also recorded realized investment losses for the six months ended June 30, 2018 that were primarily due to an additional impairment of one single issuer which totaled $150,000.

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations. The following table represents the amount of claims and surrenders incurred within the Life Insurance segment for the six months ended June 30, 2019 compared to the same period in 2018.

June 30, 2019 Form 10-Q 42

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Claims and Surrenders:
Death claims	$1,502	1,216	3,350	2,815
Surrender benefits	12,612	8,656	21,487	17,080
Endowment benefits	2,988	3,311	6,062	6,500
Matured endowments	3,529	1,065	6,087	2,367
Accident and health benefits	38	43	76	97
Other policy benefits	647	728	1,416	1,451
Total claims and surrenders	$21,316	15,019	38,478	30,310

•
Death claims expense was unfavorable for the second quarter and the six months ended June 30, 2019 compared with the same periods in 2018. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
Surrenders increased 45.7% for the second quarter of 2019 and 25.8% for the six months ended June 30, 2019 compared to the same periods in 2018. As we have a mature book of business, the majority of policy surrender benefits paid are for policies in the later durations of their terms, after the surrender charges have been reduced or have ended.

•
Endowment benefit expense primarily results from the election by policyholders of a product feature providing an annual guaranteed benefit.  This is a fixed benefit over the life of the contract, thus this expense will vary with new sales and persistency of the business.

•
Matured endowments increased 231.4% for the second quarter of 2019 and 157.2% for the six months ended June 30, 2019 compared to the same periods in 2018, as a large number of our endowment contracts reached maturity in the current period. We anticipate this trend will continue as endowments products sold reach their stated maturities.

•	Other policy benefits resulted primarily from interest paid on premium deposits and policy benefit accumulations.

Increase in Future Policy Benefit Reserves.  The decrease in policy benefit reserves for the second quarter and six months ended June 30, 2019, compared to the same periods in 2018, was due primarily to the decline in new premium income and increase in surrender and maturity activity in the current period as described above.

Policyholders' Dividends. Policyholders' dividends were lower for both the second quarter and the six months ended June 30, 2019 compared to the same periods in 2018. The decrease was due to changes in persistency and production.

Commissions.  Commission expense decreased slightly for the second quarter and decreased to a greater extent for the six months ended June 30, 2019 compared to the same periods in 2018.  This expense fluctuates directly with new premium revenues as commission rates paid are higher on first year premium sales.

Other General Expenses.   Expenses increased for the second quarter and the six months ended June 30, 2019 compared to the same periods in 2018. The increase for the six months ending June 30, 2019 primarily relates to the reduction in the 7702 tax compliance estimated costs recorded in the first quarter of 2018. We also had additional costs related to salaries, bonuses and other compensation paid to executive officers in the second quarter and the six months ended June 30, 2019 compared to the same periods in 2018.  Audit and legal fees were lower during both periods compared to the prior year.

June 30, 2019 Form 10-Q 43

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Capitalization of Deferred Policy Acquisition Costs.  Capitalized costs fluctuate in direct relation to commissions, decreasing for the second quarter and the six months ended June 30, 2019, based upon first year and renewal premiums and commissions paid compared to the same periods in 2018.

Amortization of Deferred Policy Acquisition Costs.  Amortization costs fluctuate with changes in first year premium activity, surrenders, and persistency in general. As previously described, persistency is monitored closely by the Company.

HOME SERVICE INSURANCE

We operate in the Home Service insurance market through our subsidiaries Security Plan Life Insurance Company ("SPLIC"), Magnolia Guaranty Life Insurance Company ("MGLIC") and Security Plan Fire Insurance Company ("SPFIC"), and focus on the life insurance needs of the middle and lower income markets, primarily in Louisiana, Mississippi and Arkansas.  Our policies are sold and serviced through a home service marketing distribution system of employee-agents who work full time on a debit route system and through funeral homes that sell policies, collect premiums and service policyholders.

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
State:
Louisiana	$10,666	10,749	21,309	21,419
Mississippi	532	524	1,038	1,091
Arkansas	437	443	824	859
Other States	232	223	459	454
Total	$11,867	11,939	23,630	23,823

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

June 30, 2019 Form 10-Q 44

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The results of operations for the Home Service Insurance segment for the periods indicated are as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Revenue:
Premiums	$11,664	11,737	23,214	23,406
Net investment income	3,325	3,316	6,411	6,618
Realized investment gains (losses), net	152	(151)	636	(503)
Other income (loss)	1	—	2	(1)
Total revenue	15,142	14,902	30,263	29,520
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,708	5,598	11,579	11,458
Increase in future policy benefit reserves	953	1,172	1,939	2,198
Policyholders' dividends	10	9	20	19
Total insurance benefits paid or provided	6,671	6,779	13,538	13,675
Commissions	3,708	3,892	7,219	7,623
Other general expenses	5,332	5,392	10,402	10,936
Capitalization of deferred policy acquisition costs	(1,392)	(1,490)	(2,518)	(2,813)
Amortization of deferred policy acquisition costs	878	960	1,714	2,026
Amortization of cost of customer relationships acquired	280	340	577	867
Total benefits and expenses	15,477	15,873	30,932	32,314
Loss before federal income tax expense	$(335)	(971)	(669)	(2,794)

Premiums.  Premiums were down slightly for the second quarter and the six months ended June 30, 2019 compared to the same periods in 2018.

Net Investment Income.  Net investment income for our Home Service Insurance segment declined slightly during the second quarter and the six months ending June 30, 2019 compared to the same periods in 2018 as a fall in yields and an increase in investment expenses offset a slight increase in average invested assets. As previously described, it has been challenging to find attractive yields in the current low interest rate environment. Net investment income yield for our Home Service segment is summarized below.

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
(In thousands, except for %)	2019	2018	2018

Net investment income, annualized	$13,027	13,125	13,236
Average invested assets, at amortized cost	292,042	290,443	287,119
Annualized yield on average invested assets	4.46%	4.52%	4.61%

Realized Investment Gains (Losses), Net.  Realized net gains for the six months ended June 30, 2019 were primarily related to equity securities fair value adjustments of $656,000, as financial markets performed well during the first six

June 30, 2019 Form 10-Q 45

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

months of 2019. We recorded losses of $339,000 due to fair value changes related to equity securities and an additional impairment on one fixed maturity security issuer totaling $75,000 for the six months ended June 30, 2018.

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Claims and Surrenders:
Death claims	$4,441	4,312	9,080	8,896
Surrender benefits	814	719	1,678	1,454
Endowment benefits	2	3	4	6
Matured endowments	155	141	278	263
Property claims	272	429	490	814
Accident and health benefits	20	(10)	40	17
Other policy benefits	4	4	9	8
Total claims and surrenders	$5,708	5,598	11,579	11,458

•
Death claims expense fluctuates based upon reported claims. We experienced a small increase in reported claims in the second quarter and the six months ended June 30, 2019 compared to the same periods in 2018. Mortality experience is closely monitored by the Company as a key performance indicator and amounts were within expected levels.

•	Surrender benefits increased for the second quarter and the six months ended June 30, 2019, but were within anticipated ranges based on management expectations.

•	Property claims decreased for the second quarter and the six months ended June 30, 2019, as we experienced favorable weather-related claim activity in 2019 compared to the same periods in 2018.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves for the second quarter and the six months ended June 30, 2019 was consistent with sales and surrender activity compared to the same periods in 2018.

Commissions.  Commission expense decreased for the second quarter and the six months ended June 30, 2019 compared to the same periods in 2018, consistent with premium collection levels. In addition, management initiated a change in commission policy in 2018 that has resulted in generally lower commission payouts.

Other General Expenses.  Expenses are allocated by segment based upon an annual expense study performed by the Company. Expenses declined for the second quarter and the six months ended June 30, 2019, compared to the same periods in 2018, due primarily to lower audit fees related to the 2018 audit incurred in the first quarter of 2019, compared to 2017 audit fees incurred in the first quarter of 2018.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs decreased for the second quarter and the six months ended June 30, 2019 compared to the same periods in 2018.  DAC capitalization is directly correlated to fluctuations in new business and commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the second quarter and the six months ended June 30, 2019 declined compared to the same periods in 2018 due to lower first year production and commissions in the current quarter.

June 30, 2019 Form 10-Q 46

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Amortization of Cost of Customer Relationships Acquired. Amortization decreased for the second quarter and the six months ended June 30, 2019 compared to the same periods in 2018, mainly due to an annual review and true up performed in the first quarter of 2019.

OTHER NON-INSURANCE ENTERPRISES

This represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP. The losses reported for the second quarter and the six months ended June 30, 2019 are the primary source of revenue.

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

Carrying Value	June 30, 2019		December 31, 2018
(In thousands, except for %)	Amount	%	Amount	%
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$16,025	1.1%	$15,554	1.1%
States and political subdivisions	676,440	45.7%	720,115	52.0%
Corporate	509,768	34.5%	381,796	27.5%
Mortgage-backed (1)	128,753	8.7%	108,698	7.8%
Asset-backed	10,233	0.7%	4,757	0.3%
Foreign governments	120	—%	119	—%
Total fixed maturity securities	1,341,339	90.7%	1,231,039	88.7%
Short-term investments	2,455	0.2%	7,865	0.6%
Cash and cash equivalents	34,568	2.3%	45,492	3.3%
Other investments:
Policy loans	81,545	5.5%	80,825	5.8%
Equity securities	15,827	1.1%	15,068	1.1%
Mortgage loans	182	—%	186	—%
Real estate and other long-term investments	2,593	0.2%	7,223	0.5%
Total cash, cash equivalents and investments	$1,478,509	100.0%	$1,387,698	100.0%
(1) Includes $127.5 million and $108.5 million of U.S. Government-sponsored enterprises at June 30, 2019 and December 31, 2018, respectively.

June 30, 2019 Form 10-Q 47

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Cash and cash equivalents decreased as of June 30, 2019 due to timing of cash inflows and investments of cash into marketable securities.

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2019 and December 31, 2018.

Carrying Value	June 30, 2019		December 31, 2018
(In thousands, except for %)	Amount	%	Amount	%
AAA	$95,449	7.1%	$96,333	7.8%
AA	544,444	40.6%	551,978	44.8%
A	328,407	24.5%	281,553	22.9%
BBB	352,955	26.3%	277,584	22.6%
BB and other	20,084	1.5%	23,591	1.9%
Totals	$1,341,339	100.0%	$1,231,039	100.0%

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

The Company has no direct sovereign European debt exposure as of June 30, 2019.

As of June 30, 2019, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

June 30, 2019	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Municipal securities including third party guarantees
AAA	$55,743	54,713	31,206	30,795	—	—	86,949	85,508	13.1%
AA	141,574	137,217	217,130	210,868	23,292	21,992	381,996	370,077	56.8%
A	24,026	23,162	137,215	128,024	10,793	10,192	172,034	161,378	24.8%
BBB	5,965	5,899	18,741	18,118	1,488	1,450	26,194	25,467	3.9%
BB and other	5,744	5,707	3,523	3,461	—	—	9,267	9,168	1.4%
Total	$233,052	226,698	407,815	391,266	35,573	33,634	676,440	651,598	100.0%

Municipal securities excluding third party guarantees
AAA	$21,645	21,487	10,232	10,231	—	—	31,877	31,718	4.9%
AA	116,397	114,044	151,366	148,047	16,320	15,263	284,083	277,354	42.5%
A	50,620	49,177	168,703	158,109	13,644	12,918	232,967	220,204	33.8%
BBB	11,178	10,751	33,927	32,829	—	—	45,105	43,580	6.7%
BB and other	33,212	31,239	43,587	42,050	5,609	5,453	82,408	78,742	12.1%
Total	$233,052	226,698	407,815	391,266	35,573	33,634	676,440	651,598	100.0%

June 30, 2019 Form 10-Q 48

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as noted in the table below.

(In thousands)	Fair Value	Amortized Cost	% of Total Fair Value

Utilities	$145,065	138,189	21.5%
Education	98,874	94,102	14.6%
General Obligations	72,137	69,827	10.7%

The Company's exposure to municipal holdings is spread across many states, with Texas and Florida as the two states with the largest municipal holdings as of June 30, 2019. The Company holds 21.6% of its municipal security holdings in Texas issuers and 13.0% in Florida issuers based on fair value. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of June 30, 2019.

The tables below represent the exposure the Company holds in these two states.

June 30, 2019	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas securities including third party guarantees
AAA	$53,738	52,777	16,014	15,615	—	—	69,752	68,392
AA	35,473	34,955	26,163	25,338	—	—	61,636	60,293
A	—	—	7,139	6,545	—	—	7,139	6,545
BBB	—	—	6,482	6,353	—	—	6,482	6,353
BB and other	724	722	496	518	—	—	1,220	1,240
Total	$89,935	88,454	56,294	54,369	—	—	146,229	142,823
Texas securities excluding third party guarantees
AAA	$20,213	20,062	930	930	—	—	21,143	20,992
AA	53,092	52,097	27,732	27,179	—	—	80,824	79,276
A	13,637	13,413	14,802	13,803	—	—	28,439	27,216
BBB	1,229	1,157	7,041	6,889	—	—	8,270	8,046
BB and other	1,764	1,725	5,789	5,568	—	—	7,553	7,293
Total	$89,935	88,454	56,294	54,369	—	—	146,229	142,823

June 30, 2019 Form 10-Q 49

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

June 30, 2019	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Florida securities including third party guarantees
AAA	$501	500	3,460	3,460	—	—	3,961	3,960
AA	—	—	56,892	56,113	5,126	5,046	62,018	61,159
A	—	—	11,636	11,469	10,555	9,966	22,191	21,435
Total	$501	500	71,988	71,042	15,681	15,012	88,170	86,554
Florida securities excluding third party guarantees
AAA	$501	500	—	—	—	—	501	500
AA	—	—	44,447	43,995	3,525	3,525	47,972	47,520
A	—	—	23,275	23,006	10,556	9,967	33,831	32,973
BB and other	—	—	4,266	4,041	1,600	1,520	5,866	5,561
Total	$501	500	71,988	71,042	15,681	15,012	88,170	86,554

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

There were no other-than-temporary impairments recorded for the three and six months ended June 30, 2019 or the three months ended June 30, 2018. The Company recognized other-than-temporary impairments of $225,000 during the six months ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.

June 30, 2019 Form 10-Q 50

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Our liquidity requirements are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments to provide cash flow, and there were no liquidity issues during the six months ended June 30, 2019.  Our investments consist of 92.9% of marketable debt securities classified as available-for-sale and 1.1% of equity securities that could be readily converted to cash for liquidity needs.

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

Our whole life and endowment products provide the policyholder with alternatives once the policy matures. The policyholder can choose to take a lump sum payout or leave the money on deposit at interest with the Company. The Company has a significant amount of endowment products representing over 40% of total insurance in force with older contracts sold historically that will begin reaching their maturities over the next several years and policyholder election behavior is not known. If a large number of policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell securities at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be negatively impacted if the product guaranteed rate is higher than the current market rate we can earn on our investments. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds, but we will monitor closely our policyholder behavior patterns.

A large portion of our debt security investment portfolio will mature in the next several years and could be called sooner. We were subject to significant call activity beginning in 2009 due to the declining interest rate environment, which required us to reinvest in debt securities with shorter durations that are now approaching maturity. We will need to reinvest these maturing funds in the current interest rate environment. Our profitability could be negatively impacted depending on the market rates at the time of reinvestment. This could result in a decrease in our spread between our policy liability crediting rates and our investment earned rates which could also negatively impact our liquidity.

Cash flows from our insurance operations historically have been sufficient to meet current needs.  Cash flows from operating activities were $31.4 million and $42.0 million for the six months ended June 30, 2019 and 2018, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investing activities totaled $41.4 million and $24.9 million for the six months ended June 30, 2019 and 2018, respectively. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

We have established an estimated liability of $10.0 million, net of tax, as of June 30, 2019 for probable liabilities and expenses associated with a tax compliance matter related to the qualification of certain of our policies as described in Note 7. Commitments and Contingencies, which represents management’s estimate. We have disclosed an estimated range related to probable liabilities and expenses of $6.0 million to $52.5 million, net of tax. This estimated range includes projected taxes, interest and penalties payable to the IRS, as well as estimated increased payout obligations to current holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, and the methodology applicable to the calculation of the tax liabilities for policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates,

June 30, 2019 Form 10-Q 51

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

actual amounts incurred may exceed our reserve and exceed the high end of our estimated range of liabilities and expenses.

The NAIC has established minimum capital requirements in the form of risk-based capital ("RBC").  RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-based Capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves.  Should the ratio of adjusted statutory capital to control level RBC fall below 200%, a series of remedial actions by the affected company would be required. We have a parental guarantee between Citizens and CICA, Citizens' wholly-owned subsidiary domiciled in Colorado, to maintain a RBC level above 350%.

The Bermuda Monetary Authority ("BMA") established risk-based regulatory capital adequacy and solvency margin requirements for Bermuda insurers that mandate that a Bermuda-domiciled subsidiary’s Enhanced Capital Requirement ("ECR") be calculated by either (a) Bermuda Solvency Capital Requirement ("BSCR"), or (b) an internal capital model that the BMA has approved for use for this purpose. CICA Ltd., Citizens' wholly-owned subsidiary domiciled in Bermuda, uses the BSCR in calculating its solvency requirements. The Economic Balance Sheet ("EBS") framework is embedded as part of the BSCR and forms the basis of its ECR.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation and in moving towards the implementation of a RBC approach, the BMA has established a threshold capital level (termed the Target Capital Level ("TCL")), set at 120 percent of ECR, which serves as an early warning tool for the BMA. Failure to maintain statutory capital at least equal to the TCL would likely result in increased BMA regulatory oversight.

All U.S. insurance subsidiaries exceeded the RBC minimums at June 30, 2019.  CICA Ltd. held capital in excess of the BSCR requirements at June 30, 2019.

PARENT COMPANY LIQUIDITY AND CAPITAL RESOURCES

Citizens is a holding company and has had minimal operations of its own.  Our assets consist of the capital stock of our subsidiaries, cash, fixed income securities, mutual funds and real estate held-for-sale.  Our cash flows depend primarily upon the availability of statutorily permissible payments, primarily payments under management agreements from our life insurance subsidiaries.  The ability to make payments is limited by applicable laws and regulations of Bermuda and U.S. states of domicile, which subject insurance operations to significant regulatory restrictions.  These laws and regulations require, among other things, that these insurance subsidiaries maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company.  We historically have not relied upon dividends from subsidiaries for our cash flow needs.  However, our subsidiaries have made dividend payments of available funds from time to time in relation to business strategies.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in contractual obligations from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.  The Company does not have off-balance sheet arrangements at June 30, 2019.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

CRITICAL ACCOUNTING POLICIES

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three and six months ended June 30, 2019 and 2018. We believe that the accounting policies set forth in the notes to our consolidated financial statements and "Critical Accounting Policies and Estimates" in the Management’s Discussion and Analysis of Consolidated Financial

June 30, 2019 Form 10-Q 52

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GENERAL

The nature of our business exposes us to market risk relative to our invested assets and policy liabilities.  Market risk is the risk of loss that may occur when changes in interest rates and public equity prices adversely affect the value of our invested assets.  Interest rate risk is our primary market risk exposure.  Substantial and sustained increases and decreases in market interest rates can affect the fair value of our investments.  The fair value of our fixed maturity securities portfolio generally increases when interest rates decrease and decreases when interest rates increase. For additional information regarding market risks to which we are subject, see Item 1. Financial Statements - Note 5. Investments - Valuation of Investments in the notes to our consolidated financial statements for further discussion.

The following table summarizes net unrealized gains and losses as of the dates indicated.

	June 30, 2019			December 31, 2018
(In thousands)	Amortized Cost	Fair Value	Net Unrealized Gains	Amortized Cost	Fair Value	Net Unrealized Gains
Total fixed maturities	$1,274,085	1,341,339	67,254	1,223,747	1,231,039	7,292
Total equity securities	$15,055	15,827	772	15,055	15,068	13

MARKET RISK RELATED TO INTEREST RATES

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 92.9% of our investment portfolio based on carrying value as of June 30, 2019.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturity investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of June 30, 2019 were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond decreased to 2.00% at June 30, 2019, from 2.69% at December 31, 2018.  Net unrealized gains on fixed maturity securities totaled $67.3 million at June 30, 2019, compared to $7.3 million at December 31, 2018.

The fixed maturity securities portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments classified as trading instruments.  All of the Company's fixed maturities were held in available-for-sale at June 30, 2019.  At June 30, 2019 and December 31, 2018, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

June 30, 2019 Form 10-Q 53

CITIZENS, INC.

MARKET RISK RELATED TO EQUITY PRICES

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 1.1% of our total investments based upon carrying value at June 30, 2019, with 97.3% invested in diversified equity and bond mutual funds.  In light of our minimal ownership of equity investments, we believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2019.   Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness in internal control over financial reporting that was reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Annual Report"), which remains unremediated as of June 30, 2019.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended June 30, 2019, there were no changes in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

June 30, 2019 Form 10-Q 54

CITIZENS, INC.

On November 7, 2018, Citizens, CICA Ltd. and CICA filed a lawsuit in the District Court of Travis County, Texas (the “District Court”) against (i) Randall Riley (“Riley”), a former Citizens executive and son of Citizens’ founder Harold E. Riley, (ii) Citizens American Life, LLC and Citizens American Life, Inc. (collectively, “CALI”), copycat companies formed by Riley and (iii) Alexis Enrique Delgado, Carlos Nalsen Landa, Enrique Pinzon Ruiz, Johan Emilio Mikuski Silva and Esperanza Peralta de Delgado (collectively, the “Los Raudales Defendants,” and together with Riley and CALI, collectively the “Defendants”), former independent consultants of Citizens, for unfair competition, misappropriation of Citizens’ trade secrets, tortious interference with Citizens’ existing contracts with its independent consultants and, with respect to the Los Raudales Defendants, breach of their independent consultant contracts with Citizens. The lawsuit sought (i) a declaration that Citizens had grounds to terminate the Los Raudales Defendants for cause under the independent consultant contracts and the Los Raudales Defendants are not entitled to future commissions under such contracts, (ii) injunctive relief, (iii) damages and (iv) attorneys’ fees and costs. Among other things, the suit alleges that Riley formed CALI and misappropriated trade secrets during the time he was employed by Citizens, in violation of his contractual and other duties to Citizens, and that the Los Raudales defendants breached their independent consultant contracts with Citizens by inducing or attempting to induce other independent consultants to terminate or reduce service to Citizens and disclosing confidential information.

On January 25, 2019, the Defendants filed a motion to dismiss certain claims alleged in the suit, and on April 11, 2019, the District Court denied the Defendants’ motion in its entirety. On May 29, 2019, Citizens, CICA Ltd. and CICA filed a motion for a preliminary injunction to bar the Defendants from continuing to engage in unfair competition and misappropriation of Citizens’ trade secrets and tortious interference with Citizens’ existing contracts with its independent consultants. A hearing for the preliminary injunction has been set for August 12, 2019. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this hearing or this litigation, Citizens believes it has a basis for an injunctive relief and intends to vigorously pursue its action against the Defendants and seek appropriate compensation and any other remedies to which it may be entitled.

From time to time, we may be subject to other legal and regulatory actions relating to our business. We may incur defense costs, including attorneys' fees, and other direct litigation costs associated with defending any claims. If we suffer an adverse judgment as a result of litigation claims, it could have a material adverse effect on our business, results of operations and financial condition.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, except as discussed below.

CICA Ltd. is subject to extensive government regulation by the Bermuda Monetary Authority ("BMA") and the Ministry of Finance of Bermuda (“MOF”), which is a new regulatory regime for the Company. Failure to comply with regulation by the BMA and the MOF may increase our costs of doing business, restrict the conduct of our business and negatively impact our financial position or results of operations.

For over 40 years, the Company’s life insurance subsidiaries have been regulated in the U.S. by the state insurance departments of their states of domicile. CICA Ltd. was registered in Bermuda under the Bermuda Insurance Act 1978 (the "Insurance Act") as a Class E insurer in February 2018 and is now subject to the provisions of the Insurance Act and the rules and regulations promulgated thereunder. We have no prior experience operating in Bermuda and have limited experience with regulation by the BMA and the MOF, including complying with common reporting standard regulations imposed by the Organization for Economic Co-Operation and Development, administered by the MOF, the jurisdiction's competent authority. Failure to comply with laws and regulations in Bermuda could subject us to monetary penalties imposed by the BMA and the MOF, increased regulatory supervision, unanticipated costs associated with remedying such failure or other claims, harm to our reputation and interruption of our operations, which may have a material adverse impact on our financial position or results of operations.

June 30, 2019 Form 10-Q 55

CITIZENS, INC.

We face a greater risk of money laundering activity associated with sales derived from residents of certain foreign countries.

Some of our top international markets are in countries identified by the U.S. Department of State as jurisdictions of high risk for money laundering. As required by the U.S. Bank Secrecy Act ("BSA") regulations and the Bermuda Proceeds of Crime Act 1997 and the Proceeds of Crime Regulations 2008 applicable to insurance companies, we have developed and implemented an anti-money laundering, anti-terrorist financing and sanctions program (“AML/ATF and Sanctions Program”) that includes policies, procedures, controls, auditing, reporting and recordkeeping requirements for deterring, preventing and detecting potential money laundering, terrorist financing, fraud and other criminal activity in order to comply with U.S. and Bermuda laws. We have an enhanced AML/ATF and Sanctions Program with additional controls, such as watch-list screening software beyond sanctions screening required by the U.S. Office of Foreign Assets Control ("OFAC") and the Financial Sanctions Implementation Unit of Bermuda, enhanced payment due diligence and transaction controls. However, there can be no assurance that these enhanced controls will entirely mitigate money laundering risk associated with these jurisdictions.

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

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, we have identified a deficiency in our internal control over financial reporting that constitutes a material weakness and for which remediation is still in process as of June 30, 2019. If we fail to design effective controls, remediate control deficiencies or otherwise maintain effective internal control over financial reporting in the future, such failures could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors to lose confidence in our financial statements, have a negative effect on the trading price of our common stock, limit our ability to obtain financing if needed or increase the cost of any financing we may obtain. In addition, these failures may negatively impact our business, financial condition and results of operations, impair our ability to timely file our periodic reports with the SEC, subject us to litigation and regulatory scrutiny and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

Changes in accounting standards may adversely affect our reported results of operations and financial condition.

Our financial statements are subject to the application of GAAP in the U.S. and in Bermuda which are periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB, the BMA and the NAIC.  Future accounting standards we adopt will change current accounting and disclosure requirements applicable to our financial statements. Such changes may have a material effect on our reported results of operations or financial condition.  In addition, the required adoption of new accounting standards may result in significant incremental costs associated with initial implementation and ongoing compliance. We are still evaluating new accounting guidance (that is not yet effective for us) related to long-duration insurance contracts and the impact this guidance will have on our consolidated financial statements. Such guidance could result in increased earnings volatility and have a material impact on our reported results of operations

June 30, 2019 Form 10-Q 56

CITIZENS, INC.

or financial condition. See Note 1 of the notes to our consolidated financial statements contained herein for additional information regarding accounting updates.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

June 30, 2019 Form 10-Q 57

CITIZENS, INC.

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
* Filed herewith.

June 30, 2019 Form 10-Q 58

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Geoffrey M. Kolander
Geoffrey M. Kolander
President and Chief Executive Officer

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin
Vice President, Interim Chief Financial Officer,
Interim Chief Investment Officer, Chief Accounting
Officer and Treasurer

Date:	August 7, 2019

June 30, 2019 Form 10-Q 59