Form 10-Q
period 2019-09-30
CITIZENS, INC.
filed 2019-11-06
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
COMMISSION FILE NUMBER:  000-16509

CITIZENS, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-0755371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14231 Tandem Blvd, 2nd Floor
Austin, Texas	78728
(Address of principal executive offices)	(Zip Code)

2900 Esperanza Crossing, 2nd Floor
(512) 837-7100	Austin, Texas 78758
(Registrant's telephone number, including area code:)	(Former name, former address and former fiscal year, if changed since last report:)

Securities registered pursuant to Section 12(b) of the Act

Class A Common Stock	CIA	NYSE
(Title of Each Class)	(Trading Symbol(s))	(Name of Each Exchange on Which Registered)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 1, 2019, the Registrant had 52,364,993 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock, no par value, outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

September 30, 2019 Form | 10-Q 1

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position

(In thousands)	September 30, 2019	December 31, 2018
Assets	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $1,278,293 and $1,223,747 in 2019 and 2018, respectively)	$1,369,648	1,231,039
Equity securities, at fair value	15,845	15,068
Mortgage loans on real estate	180	186
Policy loans	81,964	80,825
Real estate held for investment (less $1,284 accumulated depreciation in 2018)	—	5,718
Real estate held-for-sale (less $1,325 and $4,411 accumulated depreciation in 2019 and 2018, respectively)	2,571	1,483
Other long-term investments	22	22
Short-term investments	2,453	7,865
Total investments	1,472,683	1,342,206
Cash and cash equivalents	47,147	45,492
Accrued investment income	17,648	18,467
Reinsurance recoverable	3,596	3,664
Deferred policy acquisition costs	150,289	155,747
Cost of customer relationships acquired	13,741	15,225
Goodwill	12,624	12,624
Other intangible assets	953	956
Property and equipment, net	6,639	5,943
Due premiums, net (less $1,640 and $1,990 allowance for doubtful accounts in 2019 and 2018, respectively)	10,737	13,325
Prepaid expenses	983	284
Other assets	1,319	1,628
Total assets	$1,738,359	1,615,561

See accompanying Notes to Consolidated Financial Statements.

September 30, 2019 Form | 10-Q 2

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position, Continued

(In thousands, except share amounts)	September 30, 2019	December 31, 2018
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,206,042	1,179,946
Annuities	76,427	76,377
Accident and health	997	944
Dividend accumulations	28,400	26,250
Premiums paid in advance	42,591	48,553
Policy claims payable	8,095	7,614
Other policyholders' funds	16,400	10,760
Total policy liabilities	1,378,952	1,350,444
Commissions payable	2,096	1,901
Current federal income tax payable	47,861	41,281
Deferred federal income tax payable	12,081	5,709
Payable for securities in process of settlement	6,030	—
Other liabilities	29,997	28,493
Total liabilities	1,477,017	1,427,828
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A, no par value, 100,000,000 shares authorized, 52,364,993 and 52,215,852 shares issued and outstanding in 2019 and 2018, respectively, including shares in treasury of 3,135,738 in 2019 and 2018	261,346	259,793
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2019 and 2018	3,184	3,184
Accumulated deficit	(75,920)	(69,599)
Accumulated other comprehensive income:
Net unrealized gains on securities, net of tax	83,743	5,366
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	261,342	187,733
Total liabilities and stockholders' equity	$1,738,359	1,615,561

See accompanying Notes to Consolidated Financial Statements.

September 30, 2019 Form | 10-Q 3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited)

Three Months Ended September 30, (In thousands, except per share amounts)	2019	2018 (As Restated*)
Revenues:
Premiums:
Life insurance	$44,502	45,898
Accident and health insurance	350	323
Property insurance	1,157	1,208
Net investment income	15,039	13,587
Realized investment gains (losses), net	72	(498)
Other income	347	643
Total revenues	61,467	61,161
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	28,751	25,076
Increase in future policy benefit reserves	6,409	1,653
Policyholders' dividends	1,560	1,595
Total insurance benefits paid or provided	36,720	28,324
Commissions	8,879	8,656
Other general expenses	11,530	12,402
Capitalization of deferred policy acquisition costs	(5,984)	(5,561)
Amortization of deferred policy acquisition costs	7,835	11,412
Amortization of cost of customer relationships acquired	355	366
Total benefits and expenses	59,335	55,599
Income before federal income tax	2,132	5,562
Federal income tax expense	86	12,671
Net income (loss)	2,046	(7,109)
Per Share Amounts:
Basic and diluted earnings (losses) per share of Class A common stock	0.04	(0.14)
Basic and diluted earnings (losses) per share of Class B common stock	0.02	(0.07)
Other Comprehensive Income (Loss):
Unrealized gains (losses) on available-for-sale debt securities:
Unrealized holding gains (losses) arising during period	24,201	(2,236)
Reclassification adjustment for losses (gains) included in net income	(53)	656
Unrealized gains (losses) on available-for-sale debt securities, net	24,148	(1,580)
Income tax expense on unrealized gains (losses) on available-for-sale debt securities	1,627	454
Other comprehensive income (loss)	22,521	(2,034)
Total comprehensive income (loss)	$24,567	(9,143)
* See Note 1 in the Notes to Consolidated Financial Statements

See accompanying Notes to Consolidated Financial Statements.

September 30, 2019 Form | 10-Q 4

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited)

Nine Months Ended September 30, (In thousands, except per share amounts)	2019	2018 (As Restated*)
Revenues:
Premiums:
Life insurance	$127,795	133,058
Accident and health insurance	1,018	915
Property insurance	3,464	3,615
Net investment income	44,150	41,169
Realized investment gains (losses), net	3,164	(1,251)
Other income	1,148	930
Total revenues	180,739	178,436
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	78,808	66,844
Increase in future policy benefit reserves	28,180	32,816
Policyholders' dividends	4,165	4,516
Total insurance benefits paid or provided	111,153	104,176
Commissions	25,147	26,284
Other general expenses	37,611	33,375
Capitalization of deferred policy acquisition costs	(16,224)	(17,164)
Amortization of deferred policy acquisition costs	21,043	26,218
Amortization of cost of customer relationships acquired	1,192	1,517
Total benefits and expenses	179,922	174,406
Income before federal income tax	817	4,030
Federal income tax expense	7,138	13,660
Net loss	(6,321)	(9,630)
Per Share Amounts:
Basic and diluted losses per share of Class A common stock	(0.13)	(0.19)
Basic and diluted losses per share of Class B common stock	(0.06)	(0.10)
Other Comprehensive Income (Loss):
Unrealized gains (losses) on available-for-sale debt securities:
Unrealized holding gains (losses) arising during period	84,222	(32,663)
Reclassification adjustment for losses (gains) included in net income	(30)	1,002
Unrealized gains (losses) on available-for-sale debt securities, net	84,192	(31,661)
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale debt securities	5,815	(5,852)
Other comprehensive income (loss)	78,377	(25,809)
Total comprehensive income (loss)	$72,056	(35,439)
* See Note 1 in the Notes to Consolidated Financial Statements

See accompanying Notes to Consolidated Financial Statements.

September 30, 2019 Form | 10-Q 5

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total Stock-holders' equity
(In thousands)	Class A	Class B

Balance at December 31, 2018	$259,793	3,184	(69,599)	5,366	(11,011)	187,733
Comprehensive income:
Net loss	—	—	(3,802)	—	—	(3,802)
Unrealized investment gains, net	—	—	—	26,880	—	26,880
Total comprehensive income	—	—	(3,802)	26,880	—	23,078
Stock-based compensation	1,083	—	—	—	—	1,083
Balance at March 31, 2019	260,876	3,184	(73,401)	32,246	(11,011)	211,894
Comprehensive income:
Net loss	—	—	(4,565)	—	—	(4,565)
Unrealized investment gains, net	—	—	—	28,976	—	28,976
Total comprehensive income	—	—	(4,565)	28,976	—	24,411
Stock-based compensation	127	—	—	—	—	127
Balance at June 30, 2019	261,003	3,184	(77,966)	61,222	(11,011)	236,432
Comprehensive income:
Net income	—	—	2,046	—	—	2,046
Unrealized investment gains, net	—	—	—	22,521	—	22,521
Total comprehensive income	—	—	2,046	22,521	—	24,567
Stock-based compensation	343	—	—	—	—	343
Balance at September 30, 2019	$261,346	3,184	(75,920)	83,743	(11,011)	261,342

See accompanying Notes to Consolidated Financial Statements.

September 30, 2019 Form | 10-Q 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity, Continued
(Unaudited)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stock-holders' equity
(In thousands)	Class A	Class B

Balance at December 31, 2017	$259,383	3,184	(54,375)	26,332	(11,011)	223,513
Accounting standards adopted January 1, 2018	—	—	(4,162)	4,162	—	—
Balance at January 1, 2018	259,383	3,184	(58,537)	30,494	(11,011)	223,513
Comprehensive loss:
Net income	—	—	37	—	—	37
Unrealized investment losses, net	—	—	—	(14,104)	—	(14,104)
Total comprehensive loss	—	—	37	(14,104)	—	(14,067)
Balance at March 31, 2018	259,383	3,184	(58,500)	16,390	(11,011)	209,446
Comprehensive loss:
Net loss	—	—	(2,558)	—	—	(2,558)
Unrealized investment losses, net	—	—	—	(9,671)	—	(9,671)
Total comprehensive loss	—	—	(2,558)	(9,671)	—	(12,229)
Stock-based compensation	213	—	—	—	—	213
Balance at June 30, 2018	259,596	3,184	(61,058)	6,719	(11,011)	197,430
Comprehensive loss:
Net loss (as restated*)	—	—	(7,109)	—	—	(7,109)
Unrealized investment losses, net	—	—	—	(2,854)	—	(2,854)
Unrealized gain from held-to-maturity securities transferred to available-for-sale	—	—	—	820	—	820
Total comprehensive loss (as restated*)	—	—	(7,109)	(2,034)	—	(9,143)
Stock-based compensation	97	—	—	—	—	97
Balance at September 30, 2018 (as restated*)	$259,693	3,184	(68,167)	4,685	(11,011)	188,384
* See Note 1 in the Notes to Consolidated Financial Statements

See accompanying Notes to Consolidated Financial Statements.

September 30, 2019 Form | 10-Q 7

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, (In thousands)	2019	2018 (As Restated*)
Cash flows from operating activities:
Net income (loss)	$(6,321)	(9,630)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized (gains) losses on sale of investments and other assets	(3,164)	1,251
Net deferred policy acquisition costs	4,819	9,054
Amortization of cost of customer relationships acquired	1,192	1,517
Depreciation	1,269	921
Amortization of premiums and discounts on investments	10,422	12,781
Stock-based compensation	1,930	310
Deferred federal income tax benefit	560	59,329
Change in:
Accrued investment income	819	673
Reinsurance recoverable	68	89
Due premiums	2,588	427
Future policy benefit reserves	27,994	33,425
Other policyholders' liabilities	2,309	1,413
Federal income tax payable	6,580	(45,678)
Commissions payable and other liabilities	1,699	558
Other, net	(1,851)	(1,205)
Net cash provided by operating activities	50,913	65,235
Cash flows from investing activities:
Purchase of fixed maturities, available-for-sale	(210,445)	(109,642)
Sale of fixed maturities, available-for-sale	39,708	1,084
Maturities and calls of fixed maturities, available-for-sale	111,757	51,190
Maturities and calls of fixed maturities, held-to-maturity	—	20,699
Purchase of equity securities	—	(9)
Principal payments on mortgage loans	6	7
Increase in policy loans, net	(1,141)	(5,277)
Sale of other long-term investments and real estate	6,981	14
Sale of property and equipment	15	—
Purchase of property and equipment	(509)	(437)
Maturity of short-term investments	7,940	—
Purchase of short-term investments	(2,456)	—
Net cash used in investing activities	(48,144)	(42,371)
* See Note 1 in the Notes to Consolidated Financial Statements
See accompanying Notes to Consolidated Financial Statements.

September 30, 2019 Form | 10-Q 8

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued (Unaudited)

Nine Months Ended September 30, (In thousands)	2019	2018 (As Restated*)
Cash flows from financing activities:
Annuity deposits	$4,948	5,222
Annuity withdrawals	(5,685)	(5,397)
Other	(377)	—
Net cash used in financing activities	(1,114)	(175)
Net increase in cash and cash equivalents	1,655	22,689
Cash and cash equivalents at beginning of year	45,492	46,064
Cash and cash equivalents at end of period	$47,147	68,753
* See Note 1 in the Notes to Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2019 and 2018, various fixed maturity issuers exchanged securities with book values of $12.2 million and $2.5 million, respectively, for securities of equal value.

The Company had net unsettled security trades of $6.0 million at September 30, 2019 and none at September 30, 2018.

See accompanying Notes to Consolidated Financial Statements.

September 30, 2019 Form | 10-Q 9

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) FINANCIAL STATEMENTS

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA"), Citizens National Life Insurance Company ("CNLIC"), CICA Life Ltd. ("CICA Ltd."), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Magnolia Guaranty Life Insurance Company ("MGLIC") and Computing Technology, Inc. ("CTI"). All significant inter-company accounts and interactions have been eliminated. Citizens and its wholly-owned subsidiaries are collectively referred to as the "Company", "we", "us" or "our".

The consolidated statements of financial position as of September 30, 2019, the consolidated statements of comprehensive income and stockholders' equity for the three and nine months ended September 30, 2019 and September 30, 2018 and the consolidated statements of cash flows for the nine months ended September 30, 2019 and September 30, 2018 have been prepared by the Company without audit.  In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2019 and for comparative periods have been made.  The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

We provide primarily life insurance and a small amount of health insurance policies through our insurance subsidiaries - CICA, CNLIC, CICA Ltd., SPLIC and MGLIC.  CICA and CNLIC issued ordinary whole-life policies, credit life and disability, and accident and health related policies, throughout the Midwest and southern U.S. until they ceased most domestic sales beginning January 1, 2017.  CICA Ltd. primarily issues endowment and ordinary whole-life policies to non-U.S. residents. SPLIC offers final expense and home service life insurance in Louisiana, Arkansas and Mississippi. SPFIC, a wholly-owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana. MGLIC provides industrial life policies through independent funeral homes in Mississippi.

CTI provides data processing systems and services to the Company.

September 30, 2019 Form | 10-Q 10

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We converted to a new actuarial valuation software solution impacting both the Home Service Insurance and Life Insurance segments, providing enhanced modeling capabilities for the ordinary whole life policies of SPLIC as of July 1, 2019 and the ordinary whole life and endowment policies of CICA and CICA Ltd. as of July 1, 2018. The total impact of these system conversions reflected in the accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2019 and 2018 are summarized in the table below.

(In thousands)	September 30, 2019	September 30, 2018
Increase (Decrease)
Consolidated Statements of Financial Position
Deferred policy acquisition costs	$(1,396)	(4,339)
Future policy benefit reserves:
Life insurance	(2,299)	(10,197)

Consolidated Statement of Comprehensive Income
Decrease in future policy benefit reserves	(2,299)	(10,197)
Amortization of deferred policy acquisition costs	1,396	4,339
Income before federal income tax	903	5,858
Federal income tax expense	190	1,230
Net income	$713	4,628

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

RESTATEMENT

As disclosed in Note 14. Quarterly Financial Information (Unaudited) in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, the Company has restated its unaudited consolidated financial information as of and for the three and nine month periods ended September 30, 2018 to correct an immaterial error related to the accounting for the income tax effects of the novation of international insurance policies to our Bermuda-based subsidiary on July 1, 2018.

September 30, 2019 Form | 10-Q 11

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Federal income tax expense and net income (loss) have been restated herein to properly reflect the reduction in federal income tax expense as compared to originally reported amounts. Basic & diluted earnings (losses) per share of Class A common stock and Class B common stock were also restated. The table below reflects the line items adjusted as a result of the restatement as of September 30, 2018 and for the three and nine months ended September 30, 2018.

(In thousands, except per share amounts)	As Previously Reported	Adjustments	As Restated
For the Three Months Ended September 30, 2018
Consolidated Statement of Comprehensive Income
Federal income expense (benefit)	$20,316	(7,645)	12,671
Net income (loss)	(14,754)	7,645	(7,109)
Basic and diluted earnings (losses) per share of Class A common stock	(0.30)	0.16	(0.14)
Basic and diluted earnings (losses) per share of Class B common stock	(0.14)	0.07	(0.07)
Total comprehensive income (loss)	(16,788)	7,645	(9,143)

For the Nine Months Ended September 30, 2018
Consolidated Statement of Comprehensive Income
Federal income expense (benefit)	$21,305	(7,645)	13,660
Net income (loss)	(17,275)	7,645	(9,630)
Basic and diluted earnings (losses) per share of Class A common stock	(0.35)	0.16	(0.19)
Basic and diluted earnings (losses) per share of Class B common stock	(0.17)	0.07	(0.10)
Total comprehensive income (loss)	(43,084)	7,645	(35,439)

As of September 30, 2018
Consolidated Statements of Stockholders' Equity
Balance at June 30, 2018	$197,430	—	197,430
Net income (loss)	(14,754)	7,645	(7,109)
Total comprehensive income (loss)	(16,788)	7,645	(9,143)
Accumulated deficit	(75,812)	7,645	(68,167)
Balance at September 30, 2018	180,739	7,645	188,384

For the Nine Months Ended September 30, 2018
Consolidated Statements of Cash Flows
Net income (loss)	$(17,275)	7,645	(9,630)
Deferred federal income tax (expense) benefit	67,040	(7,711)	59,329
Federal income tax payable	(45,744)	66	(45,678)
Net cash provided by operating activities	65,235	—	65,235

SIGNIFICANT ACCOUNTING POLICIES

For a description of our significant accounting policies, see Note 1. Summary of Significant Accounting Policies in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, which should be read in conjunction with these accompanying consolidated financial statements.

September 30, 2019 Form | 10-Q 12

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The Company has a large portfolio of callable debt securities purchased at a premium. As such, the Company had already been amortizing the premium to the earliest call date (yield to worst), thus adoption of this guidance as of January 1, 2019 did not have a material impact on our consolidated financial statements. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. We adopted the provisions of this ASU as of January 1, 2019. This guidance did not have a material impact on our consolidated financial statements.

ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), with the main objective to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the increases or decreases of expected credit losses that have taken place during the period. Credit losses on available-for-sale debt securities should be measured in a manner similar to current U.S. GAAP; however, the credit losses are recorded through an allowance for credit losses rather than as a write-down. This approach is an improvement to current U.S. GAAP because an entity will be able to record reversals of credit losses (in situations in which the estimate of credit losses declines) in current period net income, which in turn should align the income statement recognition of credit losses with the reporting period in which changes occur. Current U.S. GAAP prohibits reflecting those improvements in current-period earnings. For public business entities, the amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

September 30, 2019 Form | 10-Q 13

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has evaluated the impact this guidance will have on our consolidated financial statements and expects the impact to be immaterial.

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

For calendar-year public companies, the changes will be effective on January 1, 2022. The Company is evaluating the impact this guidance will have on our consolidated financial statements. This new guidance is expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU will be effective for interim and annual reporting periods beginning after December 15, 2019; however, early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As this ASU only revises disclosure requirements, it is not expected to have a material impact on the Company’s consolidated financial statements.

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

September 30, 2019 Form | 10-Q 14

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

The accounting policies of the reportable segments and Other Non-Insurance Enterprises are presented in accordance with U.S. GAAP and are the same as those used in the preparation of the consolidated financial statements.  The Company evaluates profit and loss performance based on U.S. GAAP income before federal income taxes for its two reportable segments.

The Company's Other Non-Insurance Enterprises are the only reportable difference between segments and consolidated operations.

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended September 30, 2019
(In thousands)

Revenues:
Premiums	$34,385	11,624	—	46,009
Net investment income	11,340	3,309	390	15,039
Realized investment gains, net	61	3	8	72
Other income (loss)	349	(2)	—	347
Total revenue	46,135	14,934	398	61,467
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	22,533	6,218	—	28,751
Increase in future policy benefit reserves	7,667	(1,258)	—	6,409
Policyholders' dividends	1,551	9	—	1,560
Total insurance benefits paid or provided	31,751	4,969	—	36,720
Commissions	5,386	3,493	—	8,879
Other general expenses	5,358	4,669	1,503	11,530
Capitalization of deferred policy acquisition costs	(4,743)	(1,241)	—	(5,984)
Amortization of deferred policy acquisition costs	5,960	1,875	—	7,835
Amortization of cost of customer relationships acquired	113	242	—	355
Total benefits and expenses	43,825	14,007	1,503	59,335
Income (loss) before income tax expense	$2,310	927	(1,105)	2,132

September 30, 2019 Form | 10-Q 15

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Nine Months Ended September 30, 2019
(In thousands)

Revenues:
Premiums	$97,439	34,838	—	132,277
Net investment income	33,121	9,720	1,309	44,150
Realized investment gains (losses), net	5,586	639	(3,061)	3,164
Other income	1,146	—	2	1,148
Total revenue	137,292	45,197	(1,750)	180,739
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	61,011	17,797	—	78,808
Increase in future policy benefit reserves	27,499	681	—	28,180
Policyholders' dividends	4,136	29	—	4,165
Total insurance benefits paid or provided	92,646	18,507	—	111,153
Commissions	14,435	10,712	—	25,147
Other general expenses	18,021	15,071	4,519	37,611
Capitalization of deferred policy acquisition costs	(12,465)	(3,759)	—	(16,224)
Amortization of deferred policy acquisition costs	17,454	3,589	—	21,043
Amortization of cost of customer relationships acquired	373	819	—	1,192
Total benefits and expenses	130,464	44,939	4,519	179,922
Income (loss) before federal income tax expense	$6,828	258	(6,269)	817

September 30, 2019 Form | 10-Q 16

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended September 30, 2018
(In thousands)

Revenues:
Premiums	$35,784	11,645	—	47,429
Net investment income	10,062	3,276	249	13,587
Realized investment gains (losses), net	(475)	(32)	9	(498)
Other income	643	—	—	643
Total revenue	46,014	14,889	258	61,161
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	19,212	5,864	—	25,076
Increase in future policy benefit reserves	544	1,109	—	1,653
Policyholders' dividends	1,581	14	—	1,595
Total insurance benefits paid or provided	21,337	6,987	—	28,324
Commissions	4,712	3,944	—	8,656
Other general expenses	6,583	4,502	1,317	12,402
Capitalization of deferred policy acquisition costs	(3,873)	(1,688)	—	(5,561)
Amortization of deferred policy acquisition costs	10,132	1,280	—	11,412
Amortization of cost of customer relationships acquired	150	216	—	366
Total benefits and expenses	39,041	15,241	1,317	55,599
Income (loss) before income tax expense	$6,973	(352)	(1,059)	5,562

September 30, 2019 Form | 10-Q 17

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Nine Months Ended September 30, 2018
(In thousands)

Revenues:
Premiums	$102,537	35,051	—	137,588
Net investment income	30,331	9,894	944	41,169
Realized investment losses, net	(684)	(535)	(32)	(1,251)
Other income (loss)	931	(1)	—	930
Total revenue	133,115	44,409	912	178,436
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	49,522	17,322	—	66,844
Increase in future policy benefit reserves	29,509	3,307	—	32,816
Policyholders' dividends	4,483	33	—	4,516
Total insurance benefits paid or provided	83,514	20,662	—	104,176
Commissions	14,717	11,567	—	26,284
Other general expenses	12,607	15,438	5,330	33,375
Capitalization of deferred policy acquisition costs	(12,663)	(4,501)	—	(17,164)
Amortization of deferred policy acquisition costs	22,912	3,306	—	26,218
Amortization of cost of customer relationships acquired	434	1,083	—	1,517
Total benefits and expenses	121,521	47,555	5,330	174,406
Income (loss) before federal income tax expense	$11,594	(3,146)	(4,418)	4,030

September 30, 2019 Form | 10-Q 18

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share.

Three Months Ended September 30,	2019	2018 (As Restated*)
(In thousands, except per share amounts)

Basic and diluted earnings per share:
Numerator:
Net income (loss)	$2,046	(7,109)
Net income (loss) allocated to Class A common stock	$2,026	(7,036)
Net income (loss) allocated to Class B common stock	20	(73)
Net income (loss)	$2,046	(7,109)

Denominator:
Weighted average shares of Class A outstanding - basic	49,229	49,080
Weighted average shares of Class A outstanding - diluted	49,327	49,127
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic and diluted earnings (loss) per share of Class A common stock	$0.04	(0.14)
Basic and diluted earnings (loss) per share of Class B common stock	0.02	(0.07)
* See Note 1 in the Notes to Consolidated Financial Statements

Nine Months Ended September 30,	2019	2018 (As Restated*)
(In thousands, except per share amounts)

Basic and diluted earnings per share:
Numerator:
Net loss	$(6,321)	(9,630)
Net loss allocated to Class A common stock	$(6,257)	(9,533)
Net loss allocated to Class B common stock	(64)	(97)
Net loss	$(6,321)	(9,630)

Denominator:
Weighted average shares of Class A outstanding - basic	49,229	49,080
Weighted average shares of Class A outstanding - diluted	49,327	49,127
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic and diluted loss per share of Class A common stock	$(0.13)	(0.19)
Basic and diluted loss per share of Class B common stock	(0.06)	(0.10)
* See Note 1 in the Notes to Consolidated Financial Statements

September 30, 2019 Form | 10-Q 19

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) INVESTMENTS

The Company invests primarily in fixed maturity securities, which totaled 90.1% of total cash, cash equivalents and investments at September 30, 2019. The Company's cash, cash equivalents and investments are listed below.

Carrying Value (In thousands, except for %)	September 30, 2019		December 31, 2018
	Amount	%	Amount	%

Fixed maturity securities	$1,369,648	90.1%	$1,231,039	88.7%
Equity securities	15,845	1.0%	15,068	1.1%
Mortgage loans	180	—%	186	—%
Policy loans	81,964	5.4%	80,825	5.8%
Real estate and other long-term investments	2,593	0.2%	7,223	0.5%
Short-term investments	2,453	0.2%	7,865	0.6%
Cash and cash equivalents	47,147	3.1%	45,492	3.3%
Total cash, cash equivalents and investments	$1,519,830	100.0%	$1,387,698	100.0%

The following tables represent the cost or amortized cost, gross unrealized gains and losses and fair value of fixed maturities as of the dates indicated.

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
(In thousands)

Fixed maturities:
Available-for-sale:
U.S. Treasury securities	$9,729	1,775	—	11,504
U.S. Government-sponsored enterprises	3,522	1,124	—	4,646
States and political subdivisions	567,551	29,392	125	596,818
Corporate	560,701	45,148	1,741	604,108
Commercial mortgage-backed	1,107	—	—	1,107
Residential mortgage-backed	118,101	15,787	23	133,865
Asset-backed	17,480	11	11	17,480
Foreign governments	102	18	—	120
Total fixed maturities	$1,278,293	93,255	1,900	1,369,648

September 30, 2019 Form | 10-Q 20

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
(In thousands)

Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$9,864	1,410	—	11,274
U.S. Government-sponsored enterprises	3,540	740	—	4,280
States and political subdivisions	713,991	7,614	1,490	720,115
Corporate	384,817	6,725	9,746	381,796
Commercial mortgage-backed	39,694	386	66	40,014
Residential mortgage-backed	66,960	1,726	2	68,684
Asset-backed	4,764	1	8	4,757
Foreign governments	117	2	—	119
Total fixed maturities	$1,223,747	18,604	11,312	1,231,039

Most of the Company's equity securities are diversified stock and bond mutual funds.

Fair Value (In thousands)	September 30, 2019	December 31, 2018

Equity securities:
Stock mutual funds	$3,166	2,906
Bond mutual funds	12,242	11,774
Common stock	127	94
Non-redeemable preferred stock	310	294
Total equity securities	$15,845	15,068

VALUATION OF INVESTMENTS

Available-for-sale securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income. The Company recognized net realized gains of $18 thousand and $0.8 million on equity securities held for the three and nine months ended September 30, 2019 and gains of $0.2 million and losses of $0.2 million for the same periods ended September 30, 2018, respectively. An impairment loss of $3.1 million was recorded during the second quarter of 2019 related to our Citizens Academy training facility property located near Austin, Texas. It was determined during the second quarter that the property met the held-for-sale criteria. As a result, this investment was reclassified from real estate held for investment to real estate held-for-sale. This resulted in an impairment loss of $3.1 million as the carrying amount of the property was written down to the net realizable value. This investment is considered a Level 3 asset in the fair value hierarchy.

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

September 30, 2019 Form | 10-Q 21

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

No fixed maturity investment impairments were recognized for the three and nine months ended September 30, 2019.  OTTI of $0.6 million and $0.8 million was recognized on several fixed maturity security issuer for the three and nine months ended September 30, 2018, respectively.

The following tables present the fair values and gross unrealized losses of fixed maturity securities that have remained in a continuous unrealized loss position for the periods indicated.

September 30, 2019	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$11,307	54	14	$3,435	71	7	$14,742	125	21
Corporate	53,407	1,331	51	6,310	410	4	59,717	1,741	55
Commercial mortgage-backed	882	—	1	—	—	—	882	—	1
Residential mortgage-backed	1,701	21	9	93	2	3	1,794	23	12
Asset-backed	7,736	11	10	—	—	—	7,736	11	10
Total fixed maturities	$75,033	1,417	85	$9,838	483	14	$84,871	1,900	99

September 30, 2019 Form | 10-Q 22

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2018	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$227,132	883	233	$33,891	607	46	$261,023	1,490	279
Corporate	230,030	8,770	191	9,936	976	8	239,966	9,746	199
Commercial mortgage-backed	14,992	66	11	—	—	—	14,992	66	11
Residential mortgage-backed	18	—	3	98	2	4	116	2	7
Asset-backed	3,747	8	4	—	—	—	3,747	8	4
Total fixed maturities	$475,919	9,727	442	$43,925	1,585	58	$519,844	11,312	500

We have reviewed the securities in an unrealized loss position for the periods ended September 30, 2019 and December 31, 2018 and determined that no OTTI exists that have not been recognized based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases which may be maturity.  We continue to monitor all securities on an on-going basis and future information may become available which could result in other-than-temporary impairments being recorded.

The amortized cost and fair value of fixed maturity securities at September 30, 2019 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

September 30, 2019	Amortized Cost	Fair Value
(In thousands)
Fixed maturity securities:
Due in one year or less	$111,775	112,511
Due after one year through five years	118,968	124,385
Due after five years through ten years	198,215	212,237
Due after ten years	849,335	920,515
Total fixed maturity securities	$1,278,293	1,369,648

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Fixed Maturity Securities, Available-for-Sale
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018

Proceeds	$29,294	1,084	39,708	1,084
Gross realized gains	$125	54	234	54
Gross realized losses	$22	—	387	—

September 30, 2019 Form | 10-Q 23

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were sales of twenty-three and forty-one available-for-sale fixed maturity securities for the three and nine months ended September 30, 2019, respectively. One available-for-sale fixed maturity security was sold during the three and nine months ended September 30, 2018. No equity securities were sold during the three and nine months ended September 30, 2019 and 2018.

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

Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker prices utilizing significant inputs not based on or corroborated by readily available market information.  There were no securities in this category at September 30, 2019.

September 30, 2019 Form | 10-Q 24

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our assets that are measured at fair value on a recurring basis as of the dates indicated.

September 30, 2019	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial Assets
Fixed maturities available-for-sale
U.S. Treasury and U.S. Government-sponsored enterprises	$11,504	4,646	—	16,150
States and political subdivisions	—	596,818	—	596,818
Corporate	52	604,056	—	604,108
Commercial mortgage-backed	—	1,107	—	1,107
Residential mortgage-backed	—	133,865	—	133,865
Asset-backed	—	17,480	—	17,480
Foreign governments	—	120	—	120
Total fixed maturities available-for-sale	11,556	1,358,092	—	1,369,648

Equity securities
Stock mutual funds	3,166	—	—	3,166
Bond mutual funds	12,242	—	—	12,242
Common stock	127	—	—	127
Non-redeemable preferred stock	310	—	—	310
Total equity securities	15,845	—	—	15,845
Total financial assets	$27,401	1,358,092	—	1,385,493

September 30, 2019 Form | 10-Q 25

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2018	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial Assets
Fixed maturities available-for-sale
U.S. Treasury and U.S. Government-sponsored enterprises	$11,274	4,280	—	15,554
States and political subdivisions	—	720,115	—	720,115
Corporate	47	381,749	—	381,796
Commercial mortgage-backed	—	40,014	—	40,014
Residential mortgage-backed	—	68,684	—	68,684
Asset-backed	—	4,757	—	4,757
Foreign governments	—	119	—	119
Total fixed maturities available-for-sale	11,321	1,219,718	—	1,231,039

Equity securities
Stock mutual funds	2,906	—	—	2,906
Bond mutual funds	11,774	—	—	11,774
Common stock	94	—	—	94
Non-redeemable preferred stock	294	—	—	294
Total equity securities	15,068	—	—	15,068
Total financial assets	$26,389	1,219,718	—	1,246,107

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At September 30, 2019, our fixed maturity securities, valued using a third-party pricing source, totaled $1.4 billion for Level 2 assets and comprised 98.0% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at September 30, 2019. For the nine months ended September 30, 2019, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received. There were no transfers between Levels 1 and 2 securities during the nine months ended September 30, 2019.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

We review the fair value hierarchy classifications each reporting period.  Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. There were no transfers in or out of Level 3 during the nine months ended September 30, 2019.

September 30, 2019 Form | 10-Q 26

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	September 30, 2019		December 31, 2018
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Mortgage loans	$180	219	186	222
Policy loans	81,964	81,964	80,825	80,825
Short-term investments	2,453	2,453	7,865	7,865
Cash and cash equivalents	47,147	47,147	45,492	45,492
Financial Liabilities:
Annuity - investment contracts	57,306	62,653	56,658	55,977

Mortgage loans. Mortgage loans are secured principally by residential properties.  Weighted average interest rates for these loans were approximately 6.6% at September 30, 2019 and December 31, 2018. At September 30, 2019, maturities ranged from 18 to 23 years.  Management estimated the fair value using an annual interest rate of 6.25% at September 30, 2019.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at September 30, 2019 and December 31, 2018, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that corresponds to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have inforce, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

Other. The fair value of short-term investments and cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at September 30, 2019 using discounted cash flows based upon spot rates ranging from 1.84% to 2.96% adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

(7) COMMITMENTS AND CONTINGENCIES

QUALIFICATION OF LIFE PRODUCTS

We have previously reported that a portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Section 7702 of the Internal Revenue Code ("IRC") of 1986. Further, we have determined that the structure of our policies sold to non-U.S. citizens, which were novated to CICA Ltd. effective July 1, 2018, may have inadvertently generated U.S. source income over time. We completed the remediation of domestic life and annuity policies to U.S. citizens to comply with the IRC. For the

September 30, 2019 Form | 10-Q 27

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

These tax issues result in an estimated liability as of September 30, 2019 of $9.9 million, after tax, related to projected IRS settlement amounts of $9.0 million and reserve increases totaling $0.9 million to bring policies into compliance. The probability weighted range of financial estimates relative to this issue is $6.0 million to $52.5 million, after tax. This estimated range includes projected taxes and interest and penalties payable to the IRS, as well as estimated increased payout obligations to current holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The estimated liability and the estimated range will be updated as we continue to refine our estimates.

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

Accruals for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The process of determining our best estimate and the estimated range was a complex undertaking including insight from external consultants and involved management’s judgment based upon a variety of factors known at the time. We expect to incur additional costs ranging from $0.2 million to $0.9 million related to performing this analysis, but due to the uncertainty of actions, we cannot reasonably estimate these costs with any reliability. Actual amounts incurred may exceed this estimate and will be recorded as they become probable and can be reasonably estimated.

On May 17, 2017, we submitted an offer to enter into Closing Agreements with the IRS covering certain CICA and CNLIC domestic life insurance policies (the "Closing Agreements"), which was accepted by the IRS on June 7, 2019. Pursuant to the Closing Agreements, CICA and CNLIC agreed to pay the IRS $123,779 and $4,118, respectively, by August 6, 2019, and follow the corrective steps for the policies outlined in the Closing Agreements by September 5, 2019. These payments were made to the IRS on July 12, 2019. For certain life insurance policies that failed to satisfy the requirements of the cash value accumulation test of Section 7702 ("CVAT") of the IRC, we agreed to amend such policies retroactively to their original dates of issue by adding an endorsement (which provides that the death benefit of such policies will not be less than the amount of life insurance necessary to maintain CVAT compliance). For the life insurance policies that failed to satisfy the premium requirements of the guideline premium test of Section 7702 of the IRC, we agreed as needed to refund each policyholder the amount of premiums paid that exceeded the guideline premium limitation plus interest thereon. We completed these corrective steps prior to September 5, 2019, the deadline set forth in the Closing Agreements.

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

September 30, 2019 Form | 10-Q 28

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) INCOME TAXES

Our provision for income taxes may not have the customary relationship of taxes to income. CICA Ltd., a wholly owned subsidiary of Citizens, is considered a controlled foreign corporation for federal tax purposes. As a result, the insurance activity of CICA Ltd. is subject to Subpart F of the IRC and is included in Citizens’ taxable income. For the three and nine months ended September 30, 2018, the Subpart F income inclusion generated $18.7 million of federal income tax expense and this amount was largely driven by the impact of the novation transaction. The novation transaction also resulted in somewhat offsetting adjustments to the current tax liability for CICA, notably an increased amortization of DAC under Section 848 of the IRC, a reduction of premium income and a release of the $52.1 million uncertain tax position related to tax reserves on product qualification issues. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate is as follows:

Three Months Ended September 30, 2019	2019		2018 (As Restated*)
(In thousands, except for %)	Amount	%	Amount	%
Federal income tax expense:
Expected tax expense (benefit)	$448	21.0%	$1,168	21.0%
Foreign income tax rate differential	(521)	(24.4)%	(7,967)	(143.2)%
Annualized effective tax rate adjustment	(1,796)	(84.2)%	(743)	(13.4)%
Adjustment of prior year taxes	1,923	90.2%	—	—%
Effect of uncertain tax position	(2,284)	(107.1)%	1,024	18.4%
Nondeductible costs to remediate tax compliance issue	(27)	(1.3)%	469	8.4%
CICA Ltd. Subpart F income	2,253	105.7%	18,657	335.4%
Other	90	4.2%	63	1.1%
Total federal income tax expense	$86	4.1%	$12,671	227.7%
* See Note 1 in the Notes to Consolidated Financial Statements

Nine Months Ended September 30,	2019		2018 (As Restated*)
(In thousands, except for %)	Amount	%	Amount	%
Federal income tax expense:
Expected tax expense (benefit)	$172	21.0%	$846	21.0%
Foreign income tax rate differential	(632)	(77.4)%	(7,967)	(197.7)%
Annualized effective tax rate adjustment	1,468	179.7%	231	5.7%
Adjustment of prior year taxes	1,923	235.4%	—	—%
Effect of uncertain tax position	132	16.2%	2,688	66.7%
Nondeductible costs to remediate tax compliance issue	(27)	(3.3)%	(735)	(18.2)%
CICA Ltd. Subpart F income	3,848	471.0%	18,657	463.0%
Other	254	31.1%	(60)	(1.5)%
Total federal income tax expense	$7,138	873.7%	$13,660	339.0%
* See Note 1 in the Notes to Consolidated Financial Statements

A reconciliation of federal income tax expense above is computed by applying the federal income tax rate of 21% in 2019 and 2018 to income before federal income tax expense.

September 30, 2019 Form | 10-Q 29

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income tax expense consists of:

Nine Months Ended September 30,	2019	2018 (As Restated*)
(In thousands)
Federal income tax expense:
Current	$6,580	(45,669)
Deferred	558	59,329
Total federal income tax expense	$7,138	13,660
* See Note 1 in the Notes to Consolidated Financial Statements

The components of deferred federal income taxes are as follows:

Net Deferred Tax Asset (Liability) (In thousands)	September 30, 2019	December 31, 2018
Deferred tax assets:
Future policy benefit reserves	$2,359	2,795
Net operating and capital loss carryforwards	188	191
Accrued expenses	6	30
Investments	1,650	1,841
Deferred intercompany loss	4,456	5,190
Other	801	309
Total gross deferred tax assets	9,460	10,356
Deferred tax liabilities:
Deferred policy acquisition costs, cost of customer relationships acquired and intangible assets	(8,479)	(8,745)
Unrealized gains on investments available-for-sale	(7,919)	(1,968)
Tax reserves transition liability	(4,671)	(4,864)
Other	(472)	(488)
Total gross deferred tax liabilities	(21,541)	(16,065)
Net deferred tax liability	$(12,081)	(5,709)

(9) LEASES

Effective January 1, 2019, the Company adopted the new lease accounting guidance in Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASC No. 842"). We also elected the package of practical expedients, which among other things, does not require reassessment of lease classification. As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2019 a lease liability of $1.8 million discounted using an incremental borrowing rate of 4.76% and a right-of-use asset of $1.8 million. There was $1.5 million of undiscounted lease liability remaining as of September 30, 2019. The Company uses its estimated incremental borrowing rate, which is derived from information available at lease commencement date, in determining present value of lease payments.

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

September 30, 2019 Form | 10-Q 30

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

option. Leases with an initial term of 12 months or less are immaterial to the consolidated financial statements and are recognized as lease expense on a straight-line basis over the lease term and not recorded on the consolidated balance sheet.

The table below summarizes the number of weighted-average years remaining in our lease liabilities.

Lease Term	September 30, 2019

Weighted-average remaining lease term (years)
Operating leases	1.4

Maturities of our remaining lease liabilities as of September 30, 2019 are as follows.

(In thousands)	Operating Lease Payments (a)
Maturity of Lease Liabilities
2019	$340
2020	968
2021	174
2022	32
2023	—
After 2023	—
Total lease payments	1,514
Interest expense	(50)
Present value of lease liabilities	$1,464
(a) Operating lease payments exclude $13.5 million of legally binding minimum lease payments for leases signed but not yet commenced.

We recorded the lease right-of-use asset in Other Assets and the lease liability in Other Liabilities. Cash payments related to lease liabilities were $0.2 million and $1.3 million for the three and nine months ended September 30, 2019, respectively, and were reported in operating cash flows.

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

(10) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. There were no other changes related to these relationships during the nine months ended September 30, 2019.  See our Annual Report on Form 10-K for the year ended December 31, 2018 for a comprehensive discussion of related party transactions.

In September 2019, CICA contributed $0.5 million in capital to CNLIC.

September 30, 2019 Form | 10-Q 31

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

•	Results of litigation we may be involved in;

•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, our products or services;

•	Our concentration of business from persons residing in Latin America and the Pacific Rim;

•	Changes in tax laws;

•	Our ability to maintain effective information systems;

September 30, 2019 Form | 10-Q 32

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

•	Changes in statutory, United States Generally Accepted Accounting Principles ("U.S. GAAP") or Bermuda Monetary Authority ("BMA"), policies or practices;

•	Changes in leadership among our board and senior management team;

•	Our success at managing risks involved in the foregoing; and

•
The risk factors disclosed in Part II, Item 1A. of this Form 10-Q and our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2019 and June 30, 2019, and in Part I. Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

OVERVIEW

Citizens, Inc. ("Citizens" or the "Company") is an insurance holding company incorporated in Colorado serving the life insurance needs of individuals in the U.S. since 1969 and internationally since 1975. Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we can achieve competitive advantages.  As of September 30, 2019, we had approximately $1.7 billion of total assets and approximately $4.7 billion of insurance inforce.  Our core insurance operations include issuing and servicing:

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

September 30, 2019 Form | 10-Q 33

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

CURRENT FINANCIAL HIGHLIGHTS

Financial highlights for the third quarter and nine months ended September 30, 2019 compared to the same periods in 2018 were:

•
Insurance premiums declined 3.0% for the third quarter of 2019 compared to the same period in 2018, totaling $46.0 million and $47.4 million, respectively. The decline was driven by fewer renewal premiums in our Life Insurance segment. However, first year premiums in our Life Insurance segment increased 31.0% for the third quarter of 2019 compared to the same period in 2018 and increased 25.7% from the second quarter of 2019 as we invested heavily in our sales and marketing activities. For the nine months ended September 30, 2019, insurance premiums declined 3.9%, totaling $132.3 million, compared to $137.6 million for the same period in 2018. The decline was driven by fewer renewal premiums in our Life Insurance segment throughout the nine months and lower first year premiums during the first quarter of 2019.

•
Net investment income increased 10.7% for the third quarter of 2019 compared to the same period of 2018, totaling $15.0 million and $13.6 million, respectively. The increase was driven by a growing asset base derived from cash flows from our insurance operations, improvements in cash management, and a strategic focus on achieving greater yields while maintaining a prudent risk profile for our investment portfolio. We were able to achieve strong portfolio returns despite facing a difficult investment environment during the quarter. Net investment income was lower during the third quarter of 2018 due in part to the need to maintain sufficient cash balances to fund our Bermuda novation that occurred in July 2018. As these funds were not available for investment, we experienced lower overall portfolio yields and net investment income.  The average yield on the consolidated portfolio as of the nine months ended September 30, 2019 was an annualized rate of 4.34% compared to 4.29% for the same period in 2018.

•
An impairment loss of $3.1 million was recorded during the second quarter of 2019 in our Other Non-Insurance enterprises related to our Citizens Academy training facility located near Austin, Texas.  This investment was reclassified from real estate held for investment to held-for-sale.  A realized gain of $5.5 million was recorded in the first quarter of 2019 related to the sale of our former corporate headquarters in Austin, Texas.  We also recorded realized gains of $0.8 million during the first nine months of 2019 related to fair value changes in our equity securities owned at September 30, 2019. Realized losses of $0.8 million were recorded for the nine months ended September 30, 2018 related to our fixed maturities portfolio and we recorded equity losses of $0.2 million during the same period.

•
Claims and surrenders expense increased 14.7% for the third quarter of 2019 and 17.9% for the nine months ended September 30, 2019 compared to the same periods in 2018. The increase was driven primarily by an increase in surrender benefits and matured endowments in the Life Insurance segment, which were within expected levels.

•	General expenses decreased 7.0% for the third quarter of 2019 and increased 12.7% for the nine months ended September 30, 2019 compared to the same periods in 2018. For both the third quarter

September 30, 2019 Form | 10-Q 34

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

and the nine months ended in September 30, 2019, we had reduced audit fees, partially offset by increased costs relating to higher executive compensation, compared to the same periods in 2018. In addition, due to a change in our 7702/72(s) tax compliance best estimate liability from the estimate at year end 2017, general expenses increased by $1.8 million for the third quarter of 2018 and decreased by $3.6 million for the nine months ended September 30, 2018.

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

Nine Months Ended September 30,	2019			2018
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life Insurance	$166,580,870	2,519	$66,130	$169,392,236	2,797	$60,562
Home Service Insurance	124,529,689	17,288	7,203	134,494,004	19,054	7,059

The number of policies issued decreased 9.9% and 9.3% for the Life Insurance and Home Service Insurance segments, respectively, for the nine months ended September 30, 2019 compared to the same period in 2018. The decline in new business applications in our Life Insurance segment is driven by ceasing sales in Brazil and terminating agreements with several independent consultants in Latin America who did not align with our vision, values and culture.   Excluding these two factors, the number of policies issued by our international business increased during the period as we invested heavily in our sales and marketing activities and achieved better alignment with our sales collaborators on vision, value and strategy.  While the number of policies issued has declined in the Life Insurance and Home Service Insurance segments during 2019, the average face amount issued has increased, resulting in overall premium income not declining at the same rate as policy issuances.

September 30, 2019 Form | 10-Q 35

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

CONSOLIDATED RESULTS OF OPERATIONS

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

REVENUES

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018

Revenues:
Premiums:
Life insurance	$44,502	45,898	127,795	133,058
Accident and health insurance	350	323	1,018	915
Property insurance	1,157	1,208	3,464	3,615
Net investment income	15,039	13,587	44,150	41,169
Realized investment gains (losses), net	72	(498)	3,164	(1,251)
Other income	347	643	1,148	930
Total revenues	$61,467	61,161	180,739	178,436

Premium Income.  Premium income derived from life, accident and health, and property insurance sales decreased 3.0% for the third quarter of 2019 and 3.9% for nine months ended September 30, 2019 compared to the same periods in 2018. The decrease is driven primarily by a decline in renewal premiums in our Life Insurance segment and slightly offset by an increase in first year premiums in the third quarter of 2019. See the detail distribution of premiums within Segment Operations discussed below.

Net Investment Income. Net investment income performance is summarized as follows.

	September 30,	December 31,	September 30,
(In thousands, except for %)	2019	2018	2018

Net investment income, annualized	$58,867	54,205	54,892
Average invested assets, at amortized cost	1,357,720	1,300,755	1,280,592
Annualized yield on average invested assets	4.34%	4.17%	4.29%

The annualized yield increased during the first nine months of 2019 compared to the same period in 2018, despite a decline in overall market yields. We have been successful in achieving higher yields while maintaining a prudent risk profile for our portfolio despite facing an increasingly challenging investment environment. In addition, during the fourth quarter of 2018, we repositioned our portfolio into more diversified holdings and maturities as part of our investment management strategy. We increased our purchases of AA rated mortgage backed securities while reducing our municipal holdings. While these securities generally have a higher rating than our municipal holdings, average yields are lower. As part of the ongoing process of managing our portfolio and optimizing performance, we are continuing to identify and consider new asset classes.

September 30, 2019 Form | 10-Q 36

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Investment income from debt securities accounted for approximately 87.7% of total investment income for the nine months ended September 30, 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018

Gross investment income:
Fixed maturity securities	$13,637	11,792	39,898	36,773
Equity securities	154	143	479	471
Mortgage loans	2	3	8	9
Policy loans	1,619	1,544	4,820	4,600
Long-term investments	—	3	1	3
Other investment income	96	380	279	470
Total investment income	15,508	13,865	45,485	42,326
Investment expenses	(469)	(278)	(1,335)	(1,157)
Net investment income	$15,039	13,587	44,150	41,169

Fixed maturity securities income increased 15.6% for the third quarter of 2019 and 8.5% for nine months ended September 30, 2019, compared to the same periods in 2018. We continue to adjust our investment management strategy to increase our investment yields while maintaining a prudent risk profile. In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value to pay for premiums, contributed to the increase in investment income.

Realized Investment Gains (Losses), Net.  An impairment loss of $3.1 million was recorded for the second quarter of 2019 in connection with classifying the Citizens Academy training facility near Austin, Texas as real estate held-for-sale. We also recorded a realized gain of $5.5 million in the first quarter of 2019 relating to the sale of our former corporate headquarters. Finally, we recorded realized gains of $0.8 million due to fair value changes related to equity securities still owned at September 30, 2019.

September 30, 2019 Form | 10-Q 37

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

BENEFITS AND EXPENSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$28,751	25,076	78,808	66,844
Increase in future policy benefit reserves	6,409	1,653	28,180	32,816
Policyholders' dividends	1,560	1,595	4,165	4,516
Total insurance benefits paid or provided	36,720	28,324	111,153	104,176
Commissions	8,879	8,656	25,147	26,284
Other general expenses	11,530	12,402	37,611	33,375
Capitalization of deferred policy acquisition costs	(5,984)	(5,561)	(16,224)	(17,164)
Amortization of deferred policy acquisition costs	7,835	11,412	21,043	26,218
Amortization of cost of customer relationships acquired	355	366	1,192	1,517
Total benefits and expenses	$59,335	55,599	179,922	174,406

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018

Claims and Surrenders:
Death claims	$5,797	6,031	18,227	17,742
Surrender benefits	13,959	11,078	37,124	29,612
Endowments	3,012	3,313	9,079	9,819
Matured endowments	4,232	3,251	10,597	5,881
Property claims	625	482	1,115	1,296
Accident and health benefits	92	140	208	254
Other policy benefits	1,034	781	2,458	2,240
Total claims and surrenders	$28,751	25,076	78,808	66,844

•
Death claims decreased 3.9% for the third quarter of 2019 and increased 2.7% for the nine months ended September 30, 2019 compared to the same periods in 2018. Mortality experience is closely monitored by the Company and the activity is within expected levels.

•
Surrenders increased 26.0% for the third quarter of 2019 and 25.4% for the nine months ended September 30, 2019 compared to the same periods in 2018. Surrenders represented less than 1.0% of total direct ordinary whole life insurance in force of $4.7 billion as of September 30, 2019. The increase in surrender expense is primarily related to our international business and was within expected levels. A significant portion of surrenders relate to policies that have been in force over fifteen years and no longer have associated surrender charges.

•	Matured endowments increased 30.2% for the third quarter of 2019 and 80.2% for the nine months ended September 30, 2019 compared to the same periods in 2018. We anticipated this increase based

September 30, 2019 Form | 10-Q 38

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

upon the dates of when our policy endowment contracts were sold and their expected maturities as set forth in the contracts.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves increased 287.7% for the third quarter of 2019 and decreased 14.1% for the nine months ended September 30, 2019 compared to the same periods in 2018. The conversion resulted in a decrease in future policy benefit reserves of $11.9 million for the three and nine months ended September 30, 2018 relating to our international business. For the three and nine months ended September 30, 2019, the conversion resulted in a decrease in future policy benefit reserves of $2.4 million in our Home Service Insurance segment when compared to the same periods in 2018. Changes in surrender and maturity activity between periods also impacts this line item.

Commissions. Commission expense for the third quarter and the nine months ended September 30, 2019 fluctuated directly in relation to the decrease in first year and renewal premiums compared to premium levels for the same periods in 2018.

Other General Expenses. Expenses declined 7.0% in the third quarter of 2019 compared to the same period in 2018 due to a decrease in audit fees and our 7702/72(s) tax compliance best estimate liability. We recognized $1.8 million in expense related to our 7702/72(s) liability during the third quarter of 2018. We have continued to refine our estimated liability related to this matter. These declines were partially offset by additional costs relating to higher executive compensation. Expenses for the nine months ended September 30, 2019 increased 12.7% compared to the same period in 2018 as expenses during the 2018 period were reduced by $3.6 million from the reduction in our 7702/72(s) liability estimate. We also had additional costs related to salaries, bonuses and other compensation paid to executive officers, partially offset by lower audit fees, during the nine months ended September 30, 2019 compared to the same period in 2018.

Capitalization and Amortization of Deferred Policy Acquisition Costs.  Costs capitalized include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  Capitalized costs increased during the third quarter of 2019 compared to the same period in 2018 as we experienced an increase in first year premium production.  For the nine months ended September 30, 2019, capitalized costs decreased compared to the same period last year as first year premium production declined slightly. Commissions paid on renewal premiums are significantly lower than those paid on first year business. The decline in production for the entire period also resulted in lower amortization during the nine months ended September 30, 2019 compared to the same period in 2018. Amortization of deferred policy acquisition costs is also impacted by persistency and may fluctuate from quarter to quarter. In addition, the conversion to a new actuarial valuation system impacted amortization in both periods. The conversion resulted in an increase in amortization of $3.7 million for the three and nine months ended September 30, 2018 and $0.9 million for the three and nine months ended September 30, 2019.

Federal Income Tax. Tax expense decreased for the three and nine months ended September 30, 2019 compared to the same period in 2018. The Company's tax rate was impacted by differences between our effective tax rate and the statutory tax rate resulting from income and expense items that are treated differently for financial reporting and tax purposes as well as impacts from our uncertain tax position. In addition, CICA Ltd., a wholly owned subsidiary of Citizens, is considered a controlled foreign corporation for federal tax purposes and CICA Ltd.'s activity gives rise to taxable income in the U.S. as Subpart F Income, which is treated as a permanent tax difference and therefore included in the Company's effective tax rate calculation. See Note 8. Income Taxes in the notes to our consolidated financial statements.

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

September 30, 2019 Form | 10-Q 39

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Company evaluates profit and loss performance of its segments based on income (loss) before federal income taxes. The following table shows income (loss) before federal income taxes by segments during the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Segments:
Life Insurance	$2,310	6,973	6,828	11,594
Home Service Insurance	927	(352)	258	(3,146)
Total segments	3,237	6,621	7,086	8,448
Other Non-Insurance enterprises	(1,105)	(1,059)	(6,269)	(4,418)
Income before federal income tax expense	$2,132	5,562	817	4,030

LIFE INSURANCE

Our Life Insurance segment issues ordinary whole life insurance in the U.S. and in U.S. Dollar-denominated amounts to foreign residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and can utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations.  Additionally, endowment contracts are issued by the Company, which are principally accumulation contracts that incorporate an element of life insurance protection.  For the majority of our business, we retain the first $0.1 million of risk on any one life, reinsuring the remainder of the risk.  Historically, we have operated this segment through our CICA and CNLIC insurance subsidiaries. Since July 1, 2018, we have operated the international business in this segment through CICA Ltd.

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

September 30, 2019 Form | 10-Q 40

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

September 30, 2019 Form | 10-Q 41

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table sets forth, by country, our direct premiums from the top five premium producing countries in our international life insurance business for the nine months ended September 30, 2019 and 2018 as indicated below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Country:
Colombia	$6,465	6,990	18,567	20,016
Venezuela	5,740	6,420	16,471	18,574
Taiwan	4,393	4,282	13,504	13,161
Ecuador	3,641	3,770	10,454	11,232
Argentina	2,539	2,556	7,199	7,135
Other Non-U.S.	10,485	10,934	28,660	29,954
Total	$33,263	34,952	94,855	100,072

We reported declines in premiums during the third quarter and the nine months ended September 30, 2019 compared to the same periods in 2018 due primarily to a decrease in renewal premiums. We continue to monitor key indicators in these markets. This business is dependent on our clients having access to U.S. dollars. Our international business may also be affected by our ongoing strategic review of our business model and by economic or other events in foreign countries in which our policies are marketed. In April 2018, in connection with our review of our international business model, we discontinued accepting life insurance applications from Brazilian citizens or residents. Brazil had traditionally been one of our top five premium-producing countries in our international life insurance business for the past several years. We recorded premiums from the Brazilian portion of our business of $6.1 million, or 6.4% of total international premiums, as of September 30, 2019 and $7.1 million, or 7.1% of total international premiums, as of September 30, 2018. We also terminated agreements with several independent consultants in Latin America who did not align with our vision, values, and culture.

Direct premiums from Venezuela have declined as Venezuela continues to experience widespread public demonstrations against crime, corruption, soaring inflation and poor utility infrastructure, and we expect that overall premiums from Venezuela will continue to decline if the deteriorating political and economic environment and infrastructure continue to adversely impact our ability to make sales and collect premiums. Our international business and premium collections also could be impacted by our inability to comply with current or future foreign laws or regulations applicable to the Company or our independent consultants in the countries from which we accept applications and by marketing or operational changes made by the Company to comply with those laws or regulations. See the risk factors disclosed in Part II, Item 1A. of this Form 10-Q and our Quarterly Reports on Form 10-Q for the quarter ended March

September 30, 2019 Form | 10-Q 42

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

31, 2019 and June 30, 2019, and in Part I. Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

DOMESTIC SALES

Most of our domestic inforce business results from blocks of business of insurance companies we have acquired over the past 20 years.  We discontinued new sales of our non-home service domestic products beginning January 1, 2017.

The following table sets forth our direct premiums by state for the top five premium producing U.S. states for the nine months ended September 30, 2019 and 2018 as indicated below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
State:
Texas	$503	399	1,432	1,217
Indiana	255	295	773	882
Florida	194	186	439	504
Missouri	85	80	274	288
Louisiana	84	71	199	193
Other States	433	441	1,283	1,377
Total	$1,554	1,472	4,400	4,461

We report premiums based upon the current residence of our policyholders. A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business.  We have ceded the majority of our accident and health insurance business to an unaffiliated insurance company under a coinsurance agreement.

September 30, 2019 Form | 10-Q 43

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The results of operations for the Life Insurance segment for the periods indicated are as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Revenue:
Premiums	$34,385	35,784	97,439	102,537
Net investment income	11,340	10,062	33,121	30,331
Realized investment gains (losses), net	61	(475)	5,586	(684)
Other income	349	643	1,146	931
Total revenue	46,135	46,014	137,292	133,115
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	22,533	19,212	61,011	49,522
Increase in future policy benefit reserves	7,667	544	27,499	29,509
Policyholders' dividends	1,551	1,581	4,136	4,483
Total insurance benefits paid or provided	31,751	21,337	92,646	83,514
Commissions	5,386	4,712	14,435	14,717
Other general expenses	5,358	6,583	18,021	12,607
Capitalization of deferred policy acquisition costs	(4,743)	(3,873)	(12,465)	(12,663)
Amortization of deferred policy acquisition costs	5,960	10,132	17,454	22,912
Amortization of cost of customer relationships acquired	113	150	373	434
Total benefits and expenses	43,825	39,041	130,464	121,521
Income before federal income tax expense	$2,310	6,973	6,828	11,594

Premiums.  Premium revenues decreased 3.9% for the third quarter of 2019 compared to the same period in 2018 due to a decrease in renewal business. However, first year premiums from our international business increased 31.0% during the third quarter of 2019 compared to the same period in 2018 as we invested heavily in our sales and marketing activities and achieved better alignment with our sales collaborators on vision, value and strategy. For the nine months ended September 30, 2019, premium revenues declined 5.0% compared to the same period in 2018 due primarily to a decrease in renewal business. Since the first quarter of 2019, we have experienced progressive improvement in our new business production for our international business.

Life insurance premium breakout is detailed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Premiums:
First year	$3,361	2,566	8,308	8,340
Renewal	31,024	33,218	89,131	94,197
Total premiums	$34,385	35,784	97,439	102,537

September 30, 2019 Form | 10-Q 44

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Net Investment Income.  Net investment income increased primarily due to the growth in average invested assets and a strategic focus on increasing yields in a prudent manner.

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
(In thousands, except for %)	2019	2018	2018
Net investment income, annualized	$44,163	39,985	40,439
Average invested assets, at amortized cost	1,010,578	958,135	945,241
Annualized yield on average invested assets	4.37%	4.17%	4.28%

The annualized yield in the third quarter of 2019 increased compared to the third quarter of 2018. We are continually adjusting our investment management strategy to identify opportunities to improve our yields while maintaining risk discipline. This continues to be a challenge in the current low interest rate environment.

Realized Investment Gains (Losses), Net.  The realized gains for the nine month period were primarily due to a $5.5 million realized gain from the sale of our former corporate headquarters in Austin, Texas. We recorded realized investment losses for the third quarter of 2018 of $0.4 million due to losses on securities we had not intended to hold until recovery. We also recorded realized investment losses for the nine months ended September 30, 2018 that were primarily due to an additional impairment of one single issuer which totaled $0.2 million.

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations. The following table represents the amount of claims and surrenders incurred within the Life Insurance segment for the nine months ended September 30, 2019 compared to the same period in 2018.

September 30, 2019 Form | 10-Q 45

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Claims and Surrenders:
Death claims	$1,249	1,619	4,599	4,434
Surrender benefits	13,104	10,307	34,591	27,387
Endowment benefits	3,008	3,309	9,070	9,809
Matured endowments	4,103	3,114	10,190	5,481
Accident and health benefits	41	86	117	183
Other policy benefits	1,028	777	2,444	2,228
Total claims and surrenders	$22,533	19,212	61,011	49,522

•
Death claims expense was favorable for the third quarter and unfavorable for the nine months ended September 30, 2019 compared with the same periods in 2018. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
Surrenders increased 27.1% for the third quarter of 2019 and 26.3% for the nine months ended September 30, 2019 compared to the same periods in 2018. As we have a mature book of business, the majority of policy surrender benefits paid are for policies in the later durations of their terms, after the surrender charges have been reduced or have ended.

•
Endowment benefits primarily result from the election by policyholders of a product feature providing an annual guaranteed benefit.  This is a fixed benefit over the life of the contract, thus this expense will vary with new sales and persistency of the business.

•
Matured endowments increased 31.8% for the third quarter of 2019 and 85.9% for the nine months ended September 30, 2019 compared to the same periods in 2018, as a large number of our endowment contracts reached maturity in the current period. We anticipate this trend will continue as endowments products sold reach their stated maturities.

•	Other policy benefits resulted primarily from interest paid on premium deposits and policy benefit accumulations.

Increase in Future Policy Benefit Reserves.  The increase in policy benefit reserves for the third quarter of 2019 was due primarily to the impact of the new actuarial valuation system conversion in 2018. The conversion resulted in a decrease in reserves of $11.9 million for the third quarter of 2018 compared to 2017. In addition, change in reserves was impacted by the premium income and increases in surrender and maturity activity in the current period as described above. For the nine months ended September 30, 2019, change in policy benefit reserves was lower due to the impact of the actuarial valuation system conversion offsetting the impact of increased surrender and maturity activity and lower premiums compared to the same period in 2018.

Policyholders' Dividends. Policyholders' dividends were lower for both the third quarter and the nine months ended September 30, 2019 compared to the same periods in 2018. The decrease was due to changes in persistency and production.

Commissions.  Commission expense increased during the third quarter of 2019 as we experienced higher first year premiums compared to the same period last year. Commission expense decreased for the nine months ended September 30, 2019 compared to the same period in 2018 as we experienced fewer renewal premiums and lower first year premiums in the first quarter of 2019.  Commission expense is driven primarily, but not exclusively, by new business as commission rates paid are higher on first year premium sales.

September 30, 2019 Form | 10-Q 46

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Other General Expenses.   Expenses are allocated by segment based upon an annual expense study performed by the Company. Expenses decreased for the third quarter of 2019 due to lower audit fees partially offset by additional costs related to salaries, bonuses and other compensation. Expenses for the nine months ended September 30, 2019 increased compared to the same period in 2018 primarily due to the reduction in the 7702 tax compliance estimated costs recorded in the first quarter of 2018, which resulted in lower expenses during the 2018 period. We also had lower audit fees somewhat offset by additional costs related to salaries, bonuses and other compensation in the nine months ended September 30, 2019 compared to the same period in 2018.

Capitalization of Deferred Policy Acquisition Costs.  Capitalized costs fluctuate in direct relation to commissions, increasing for the third quarter and decreasing for the nine months ended September 30, 2019, based upon first year and renewal premiums and commissions paid compared to the same periods in 2018.

Amortization of Deferred Policy Acquisition Costs.  Amortization costs fluctuate with changes in first year premium activity, surrenders, and persistency in general. As previously described, persistency is monitored closely by the Company. In addition, the conversion to a new actuarial valuation system impacted amortization. The conversion resulted in an increase in amortization of $3.7 million for the third quarter and the nine months ended September 30, 2018.

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
State:
Louisiana	$10,688	10,679	31,997	32,098
Mississippi	508	527	1,546	1,618
Arkansas	398	413	1,222	1,272
Other States	235	230	694	684
Total	$11,829	11,849	35,459	35,672

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

September 30, 2019 Form | 10-Q 47

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The results of operations for the Home Service Insurance segment for the periods indicated are as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Revenue:
Premiums	$11,624	11,645	34,838	35,051
Net investment income	3,309	3,276	9,720	9,894
Realized investment gains (losses), net	3	(32)	639	(535)
Other income (loss)	(2)	—	—	(1)
Total revenue	14,934	14,889	45,197	44,409
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	6,218	5,864	17,797	17,322
Increase in future policy benefit reserves	(1,258)	1,109	681	3,307
Policyholders' dividends	9	14	29	33
Total insurance benefits paid or provided	4,969	6,987	18,507	20,662
Commissions	3,493	3,944	10,712	11,567
Other general expenses	4,669	4,502	15,071	15,438
Capitalization of deferred policy acquisition costs	(1,241)	(1,688)	(3,759)	(4,501)
Amortization of deferred policy acquisition costs	1,875	1,280	3,589	3,306
Amortization of cost of customer relationships acquired	242	216	819	1,083
Total benefits and expenses	14,007	15,241	44,939	47,555
Income (loss) before federal income tax expense	$927	(352)	258	(3,146)

Premiums.  Premiums were down slightly for the third quarter and the nine months ended September 30, 2019 compared to the same periods in 2018.

Net Investment Income.  Net investment income for our Home Service Insurance segment increased slightly during the third quarter and declined the nine months ending September 30, 2019 compared to the same periods in 2018 as a fall in yields and an increase in investment expenses offset a slight increase in average invested assets. As previously described, it has been challenging to find attractive yields in the current low interest rate environment. Net investment income yield for our Home Service segment is summarized below.

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
(In thousands, except for %)	2019	2018	2018

Net investment income, annualized	$13,098	13,125	13,189
Average invested assets, at amortized cost	291,712	290,443	288,723
Annualized yield on average invested assets	4.49%	4.52%	4.57%

Realized Investment Gains (Losses), Net.  Realized net gains for the nine months ended September 30, 2019 were primarily related to equity securities fair value adjustments of $0.7 million, as financial markets performed well during the first nine months of 2019. We recorded losses of $0.2 million due to fair value changes related to equity securities

September 30, 2019 Form | 10-Q 48

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

and an additional impairment on one fixed maturity security issuer totaling $0.1 million for the nine months ended September 30, 2018.

Claims and Surrenders.  These amounts fluctuate from period to period but were generally within anticipated ranges based upon management's expectations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Claims and Surrenders:
Death claims	$4,548	4,412	13,628	13,308
Surrender benefits	855	771	2,533	2,225
Endowment benefits	6	4	10	10
Matured endowments	129	137	407	400
Property claims	625	482	1,115	1,296
Accident and health benefits	52	54	92	71
Other policy benefits	3	4	12	12
Total claims and surrenders	$6,218	5,864	17,797	17,322

•
Death claims expense fluctuates based upon reported claims. We experienced a small increase in reported claims in the third quarter and the nine months ended September 30, 2019 compared to the same periods in 2018. Mortality experience is closely monitored by the Company as a key performance indicator and amounts were within expected levels.

•	Surrender benefits increased for the third quarter and the nine months ended September 30, 2019, but were within anticipated ranges based on management expectations.

•
Property claims increased in the third quarter due to the impact of Tropical Storm Barry that affected Louisiana. For the nine months ended September 30, 2019, property claims decreased as we experienced favorable weather-related claim activity in 2019 compared to the same period in 2018.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves for the third quarter and the nine months ended September 30, 2019 was lower due primarily to the impact of our actuarial valuation system conversion. For the three and nine months ended September 30, 2019, the conversion resulted in a decrease in reserves of $2.3 million.

Commissions.  Commission expense decreased for the third quarter and the nine months ended September 30, 2019 compared to the same periods in 2018, consistent with premium collection levels. In addition, management initiated a change in commission policy in 2018 that has resulted in generally lower commission payouts.

Other General Expenses.  Expenses are allocated by segment based upon an annual expense study performed by the Company. Expenses were relatively flat for the three and nine months ended September 30, 2019 compared to the same periods in 2018.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs decreased for the third quarter and the nine months ended September 30, 2019 compared to the same periods in 2018.  DAC capitalization is directly correlated to fluctuations in new business and commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the third quarter and the nine months ended September 30, 2019 increased of $0.9 million compared to the same periods in 2018 primarily due to the impact of the conversion to a new actuarial valuation system.

September 30, 2019 Form | 10-Q 49

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Amortization of Cost of Customer Relationships Acquired. Amortization decreased for the nine months ended September 30, 2019 compared to the same period in 2018, mainly due to an annual review and true up performed in the first quarter of 2019.

OTHER NON-INSURANCE ENTERPRISES

This represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP, which typically results in a loss. Losses reported for the nine months ended September 30, 2019, respectively, are also impacted by the impairment of the Citizens Academy training facility property.

INVESTMENTS

The administration of our investment portfolios is handled by our management and a third-party investment manager pursuant to board-approved investment guidelines, with all trading activity approved by a committee of each entity's respective boards of directors.  The guidelines used require that fixed maturities, both government and corporate, are investment grade and comprise a majority of the investment portfolio.  State insurance statutes prescribe the quality and percentage of the various types of investments that may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, mortgage loans and real estate within certain specified percentages.  The investments are generally intended to mature in accordance with the average maturity of the insurance products and provide the cash flow for our insurance company subsidiaries to meet their respective policyholder obligations.

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested cash, cash equivalents and investments.

Carrying Value	September 30, 2019		December 31, 2018
(In thousands, except for %)	Amount	%	Amount	%
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$16,150	1.1%	$15,554	1.1%
States and political subdivisions	596,818	39.2%	720,115	52.0%
Corporate	604,108	39.7%	381,796	27.5%
Mortgage-backed (1)	134,972	8.9%	108,698	7.8%
Asset-backed	17,480	1.2%	4,757	0.3%
Foreign governments	120	—%	119	—%
Total fixed maturity securities	1,369,648	90.1%	1,231,039	88.7%
Short-term investments	2,453	0.2%	7,865	0.6%
Cash and cash equivalents	47,147	3.1%	45,492	3.3%
Other investments:
Policy loans	81,964	5.4%	80,825	5.8%
Equity securities	15,845	1.0%	15,068	1.1%
Mortgage loans	180	—%	186	—%
Real estate and other long-term investments	2,593	0.2%	7,223	0.5%
Total cash, cash equivalents and investments	$1,519,830	100.0%	$1,387,698	100.0%
(1) Includes $133.7 million and $108.5 million of U.S. Government-sponsored enterprises at September 30, 2019 and December 31, 2018, respectively.

September 30, 2019 Form | 10-Q 50

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Cash and cash equivalents increased as of September 30, 2019 due to timing of cash inflows and investments of cash into marketable securities.

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2019 and December 31, 2018.

Carrying Value	September 30, 2019		December 31, 2018
(In thousands, except for %)	Amount	%	Amount	%
AAA	$70,860	5.5%	$96,333	7.8%
AA	485,716	38.0%	551,978	44.8%
A	321,764	25.2%	281,553	22.9%
BBB	378,468	29.6%	277,584	22.6%
BB and other	21,485	1.7%	23,591	1.9%
Totals	$1,278,293	100.0%	$1,231,039	100.0%

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

The Company has no direct sovereign European debt exposure as of September 30, 2019.

As of September 30, 2019, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type as of September 30, 2019.

	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Municipal securities including third party guarantees
AAA	$42,617	41,626	14,515	14,050	—	—	57,132	55,676	9.8%
AA	131,634	126,823	190,960	183,750	18,898	17,432	341,492	328,005	57.8%
A	21,942	20,682	133,469	122,146	7,820	7,130	163,231	149,958	26.4%
BBB	5,419	5,273	18,640	18,032	1,570	1,450	25,629	24,755	4.4%
BB and other	5,808	5,696	3,526	3,461	—	—	9,334	9,157	1.6%
Total	$207,420	200,100	361,110	341,439	28,288	26,012	596,818	567,551	100.0%

Municipal securities excluding third party guarantees
AAA	$17,390	17,235	1,032	1,023	—	—	18,422	18,258	3.2%
AA	94,931	92,780	126,363	122,714	11,823	10,704	233,117	226,198	39.9%
A	51,317	49,182	160,533	147,546	10,751	9,857	222,601	206,585	36.4%
BBB	10,728	10,123	33,784	32,611	—	—	44,512	42,734	7.5%
BB and other	33,054	30,780	39,398	37,545	5,714	5,451	78,166	73,776	13.0%
Total	$207,420	200,100	361,110	341,439	28,288	26,012	596,818	567,551	100.0%

September 30, 2019 Form | 10-Q 51

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as noted in the table below as of September 30, 2019.

(In thousands)	Fair Value	Amortized Cost	% of Total Fair Value

Utilities	$132,188	124,107	22.2%
Education	89,985	84,497	15.1%

The Company's exposure to municipal holdings is spread across many states, with Texas and Florida as the two states with the largest municipal holdings as of September 30, 2019. The Company holds 21.4% of its municipal security holdings in Texas issuers and 11.0% in Florida issuers based on fair value. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of September 30, 2019.

The tables below represent the exposure the Company holds in these two states.

September 30, 2019	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas securities including third party guarantees
AAA	$41,111	40,197	11,068	10,626	—	—	52,179	50,823
AA	35,434	34,874	25,436	24,494	—	—	60,870	59,368
A	—	—	7,272	6,538	—	—	7,272	6,538
BBB	—	—	6,393	6,309	—	—	6,393	6,309
BB and other	718	716	511	519	—	—	1,229	1,235
Total	$77,263	75,787	50,680	48,486	—	—	127,943	124,273
Texas securities excluding third party guarantees
AAA	$16,465	16,317	—	—	—	—	16,465	16,317
AA	44,587	43,634	22,840	22,296	—	—	67,427	65,930
A	13,221	12,962	15,060	13,793	—	—	28,281	26,755
BBB	1,237	1,156	6,955	6,843	—	—	8,192	7,999
BB and other	1,753	1,718	5,825	5,554	—	—	7,578	7,272
Total	$77,263	75,787	50,680	48,486	—	—	127,943	124,273

September 30, 2019 Form | 10-Q 52

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

September 30, 2019	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Florida securities including third party guarantees
AA	$—	—	45,841	44,911	2,153	2,029	47,994	46,940
A	—	—	10,053	9,840	7,820	7,131	17,873	16,971
Total	$—	—	55,894	54,751	9,973	9,160	65,867	63,911
Florida securities excluding third party guarantees
AA	$—	—	34,550	34,032	513	508	35,063	34,540
A	—	—	17,012	16,694	7,820	7,131	24,832	23,825
BB and other	—	—	4,332	4,025	1,640	1,521	5,972	5,546
Total	$—	—	55,894	54,751	9,973	9,160	65,867	63,911

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

There were no other-than-temporary impairments recorded for the three and nine months ended September 30, 2019 The Company recognized other-than-temporary impairments of $0.6 million during the three months ended September 30, 2018 related to securities we did not intend to hold until recovery of value and $0.8 million during the nine months ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.

September 30, 2019 Form | 10-Q 53

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Our liquidity requirements are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments to provide cash flow, and there were no liquidity issues during the nine months ended September 30, 2019.  Our investments consist of 93.0% of marketable debt securities classified as available-for-sale and 1.1% of equity securities that could be readily converted to cash for liquidity needs.

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

Our whole life and endowment products provide the policyholder with alternatives once the policy matures. The policyholder can choose to take a lump sum payout or leave the money on deposit at interest with the Company. The Company has a significant amount of endowment products representing 41% of total insurance in force with older contracts sold historically that will begin reaching their maturities over the next several years and policyholder election behavior is not known. If a large number of policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell securities at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be negatively impacted if the product guaranteed rate is higher than the current market rate we can earn on our investments. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds, but we will monitor closely our policyholder behavior patterns.

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

Cash flows from our insurance operations historically have been sufficient to meet current needs.  Cash flows from operating activities were $50.9 million and $65.2 million for the nine months ended September 30, 2019 and 2018, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investing activities totaled $48.1 million and $42.4 million for the nine months ended September 30, 2019 and 2018, respectively. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

We have established an estimated liability of $9.9 million, net of tax, as of September 30, 2019 for probable liabilities and expenses associated with a tax compliance matter related to the qualification of certain of our policies as described in Note 7. Commitments and Contingencies, which represents management’s estimate. We have disclosed an estimated range related to probable liabilities and expenses of $6.0 million to $52.5 million, net of tax. This estimated range includes projected taxes, interest and penalties payable to the IRS, as well as estimated increased payout obligations to current holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, and the methodology applicable to the calculation of the tax liabilities for policies. Given the range of potential outcomes and the significant variables assumed in establishing our

September 30, 2019 Form | 10-Q 54

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation, the BMA has established a threshold capital level (termed the Target Capital Level ("TCL")), set at 120 percent of ECR, which serves as an early warning tool for the BMA. Failure to maintain statutory capital at least equal to the TCL would likely result in increased BMA regulatory oversight.

All U.S. insurance subsidiaries exceeded the RBC minimums at September 30, 2019.  CICA Ltd. held capital in excess of the BSCR requirements at September 30, 2019.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in contractual obligations from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.  The Company does not have off-balance sheet arrangements at September 30, 2019.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

CRITICAL ACCOUNTING POLICIES

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2019 and 2018. We believe that the accounting policies set forth in the notes to our consolidated financial statements and "Critical Accounting Policies and Estimates" in the Management’s Discussion and Analysis of Consolidated

September 30, 2019 Form | 10-Q 55

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

The following table summarizes net unrealized gains and losses as of the dates indicated.

	September 30, 2019			December 31, 2018
(In thousands)	Amortized Cost	Fair Value	Net Unrealized Gains	Amortized Cost	Fair Value	Net Unrealized Gains
Total fixed maturities	$1,278,293	1,369,648	91,355	1,223,747	1,231,039	7,292
Total equity securities	$15,055	15,845	790	15,055	15,068	13

MARKET RISK RELATED TO INTEREST RATES

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 93.0% of our investment portfolio based on carrying value as of September 30, 2019.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturity investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of September 30, 2019 were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond decreased to 1.68% at September 30, 2019, from 2.69% at December 31, 2018.  Net unrealized gains on fixed maturity securities totaled $91.4 million at September 30, 2019, compared to $7.3 million at December 31, 2018.

The fixed maturity securities portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments classified as trading instruments.  All of the Company's fixed maturities were held in available-for-sale at September 30, 2019.  At September 30, 2019 and December 31, 2018, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

September 30, 2019 Form | 10-Q 56

CITIZENS, INC.

MARKET RISK RELATED TO EQUITY PRICES

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 1.1% of our total investments based upon carrying value at September 30, 2019, with 97.2% invested in diversified equity and bond mutual funds.  In light of our minimal ownership of equity investments, we believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2019.   Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness in internal control over financial reporting that was reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Annual Report"), which remains unremediated as of September 30, 2019.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended September 30, 2019, there were no changes in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

September 30, 2019 Form | 10-Q 57

CITIZENS, INC.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings in which we or any of our subsidiaries is a party or in which any of our or their property is the subject, except as set forth below.

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

On January 25, 2019, the Defendants filed a motion to dismiss certain claims alleged in the suit, and on April 11, 2019, the District Court denied the Defendants’ motion in its entirety. On May 29, 2019, Citizens, CICA Ltd. and CICA filed a motion for a preliminary injunction to bar the Defendants from continuing to engage in unfair competition and misappropriation of Citizens’ trade secrets and tortious interference with Citizens’ existing contracts with its independent consultants. A hearing for the preliminary injunction was held on August 12, 2019. On August 13, 2019, the District Court denied the application for a temporary injunction, and on August 19, 2019, Citizens, CICA Ltd. and CICA filed the notice of appeal in the Third Court of Appeals in Austin, Texas with respect to the District Court’s August 13, 2019 decision. The Defendants have until November 11, 2019 to respond.

On September 10, 2019, Citizens, CICA Ltd. and CICA filed an amended complaint and added additional defendants to the lawsuit, including (i) Michael P. Buchweitz, Jonathan M. Pollio, Jeffrey J. Wood and Steven A. Rekedal, former Citizens executives and employees and, in the case of Steven A. Rekedal, a former Citizens independent consultant, (ii) First Trinity Financial Corporation, and Trinity American, Inc. (collectively, “First Trinity”) and International Marketing Group S.A., LLC, entities that have founded a business on the exploitation of Citizens’ trade secrets and goodwill, and (iii) Gregg E. Zahn, a First Trinity executive. The amended complaint asserted additional claims for breach of contract, conspiracy and unjust enrichment.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of the appeal of the District Court’s denial of the preliminary injunction or this litigation, Citizens believes it has a basis for an injunctive relief and intends to vigorously pursue its action against the Defendants and seek appropriate compensation and any other remedies to which it may be entitled.

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

September 30, 2019 Form | 10-Q 58

CITIZENS, INC.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2019 and June 30, 2019, except as discussed below.

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

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, we have identified a deficiency in our internal control over financial reporting that constitutes a material weakness and for which remediation is still in process as of September 30, 2019. If we fail to design effective controls, remediate control deficiencies or otherwise maintain effective internal control over financial reporting in the future, such failures could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors to lose confidence in our financial statements, have a negative effect on the trading price of our common stock, limit our ability to obtain financing if needed or increase the cost of any financing we may obtain. In addition, these failures may negatively impact our business, financial condition and results of operations, impair our ability to timely file our periodic reports with the SEC, subject us to litigation and regulatory scrutiny and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

September 30, 2019 Form | 10-Q 59

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

September 30, 2019 Form | 10-Q 60

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Geoffrey M. Kolander
Geoffrey M. Kolander
President and Chief Executive Officer

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin
Vice President, Chief Financial Officer and Treasurer

Date:	November 6, 2019

September 30, 2019 Form | 10-Q 61