Form 10-Q
period 2020-03-31
CITIZENS, INC.
filed 2020-05-07
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
COMMISSION FILE NUMBER:  000-16509

CITIZENS, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-0755371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14231 Tandem Blvd, 2nd Floor, Austin, TX 78728

Registrant's telephone number: (512) 837-7100

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 1, 2020, the Registrant had 52,476,800 shares of Class A common stock outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

March 31, 2020 | 10-Q 1

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets

(In thousands)	March 31, 2020	December 31, 2019
Assets	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $1,314,907 and $1,293,853 in 2020 and 2019, respectively)	$1,356,244	1,377,959
Equity securities, at fair value	19,369	16,033
Policy loans	81,329	82,005
Real estate held-for-sale (less $1,325 accumulated depreciation in 2020 and 2019, respectively)	2,571	2,571
Other long-term investments (portion measured at fair value $2,809 in 2020; less allowance for losses of $11 in 2020)	3,180	385
Short-term investments	690	1,301
Total investments	1,463,383	1,480,254
Cash and cash equivalents	34,944	46,205
Accrued investment income	17,105	17,453
Reinsurance recoverable	3,252	3,696
Deferred policy acquisition costs	148,350	149,249
Cost of insurance acquired	13,202	13,455
Goodwill and other intangible assets	13,574	13,575
Property and equipment, net	5,275	5,904
Due premiums	11,611	12,656
Other assets (less allowance for losses of $500 in 2020)	2,591	2,489
Total assets	$1,713,287	1,744,936

See accompanying Notes to Consolidated Financial Statements.

March 31, 2020 | 10-Q 2

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets, Continued

(In thousands, except share amounts)	March 31, 2020	December 31, 2019
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,227,484	1,218,757
Annuities	78,550	76,380
Accident and health	955	1,031
Dividend accumulations	30,261	29,211
Premiums paid in advance	43,068	43,102
Policy claims payable	8,070	8,059
Other policyholders' funds	19,483	18,192
Total policy liabilities	1,407,871	1,394,732
Commissions payable	2,063	2,514
Current federal income tax payable	46,472	44,622
Deferred federal income tax payable	9,342	12,428
Payable for securities in process of settlement	3,415	—
Other liabilities	28,390	30,804
Total liabilities	1,497,553	1,485,100
Commitments and contingencies (Note 7)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 52,476,800 and 52,364,993 shares issued and outstanding in 2020 and 2019, respectively, including shares in treasury of 3,135,738 in 2020 and 2019	261,462	261,515
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2020 and 2019	3,184	3,184
Accumulated deficit	(74,948)	(70,969)
Accumulated other comprehensive income:
Net unrealized gains on fixed maturity securities, net of tax	37,047	77,117
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	215,734	259,836
Total liabilities and stockholders' equity	$1,713,287	1,744,936

See accompanying Notes to Consolidated Financial Statements.

March 31, 2020 | 10-Q 3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

Three Months Ended March 31, (In thousands, except per share amounts)	2020	2019
Revenues:
Premiums:
Life insurance	$39,946	40,980
Accident and health insurance	261	323
Property insurance	1,110	1,161
Net investment income	15,169	13,796
Realized investment gains (losses), net	(1,306)	5,961
Other income	542	185
Total revenues	55,722	62,406
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	26,449	23,033
Increase in future policy benefit reserves	9,471	12,299
Policyholders' dividends	1,233	1,182
Total insurance benefits paid or provided	37,153	36,514
Commissions	7,853	7,884
Other general expenses	11,473	14,132
Capitalization of deferred policy acquisition costs	(5,009)	(4,828)
Amortization of deferred policy acquisition costs	6,119	6,277
Amortization of cost of insurance acquired	368	419
Total benefits and expenses	57,957	60,398
Income (loss) before federal income tax	(2,235)	2,008
Federal income tax expense	1,349	5,810
Net loss	(3,584)	(3,802)
Per Share Amounts:
Basic and diluted losses per share of Class A common stock	(0.07)	(0.08)
Basic and diluted losses per share of Class B common stock	(0.04)	(0.04)
Other Comprehensive Income (Loss):
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) arising during period	(42,929)	28,801
Reclassification adjustment for losses included in net income	132	104
Unrealized gains (losses) on fixed maturity securities, net	(42,797)	28,905
Income tax expense (benefit) on unrealized gains (losses) on fixed maturity securities	(2,727)	2,025
Other comprehensive income (loss)	(40,070)	26,880
Total comprehensive income (loss)	$(43,654)	23,078

See accompanying Notes to Consolidated Financial Statements.

March 31, 2020 | 10-Q 4

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stock-holders' equity
(In thousands)	Class A	Class B

Balance at December 31, 2019	$261,515	3,184	(70,969)	77,117	(11,011)	259,836
Accounting standards adopted January 1, 2020	—	—	(395)	—	—	(395)
Comprehensive loss:
Net loss	—	—	(3,584)	—	—	(3,584)
Unrealized investment losses, net	—	—	—	(40,070)	—	(40,070)
Total comprehensive loss	—	—	(3,584)	(40,070)	—	(43,654)
Stock-based compensation	(53)	—	—	—	—	(53)
Balance at March 31, 2020	$261,462	3,184	(74,948)	37,047	(11,011)	215,734

Balance at December 31, 2018	$259,793	3,184	(69,599)	5,366	(11,011)	187,733
Comprehensive income (loss):
Net loss	—	—	(3,802)	—	—	(3,802)
Unrealized investment gains, net	—	—	—	26,880	—	26,880
Total comprehensive income (loss)	—	—	(3,802)	26,880	—	23,078
Stock-based compensation	1,083	—	—	—	—	1,083
Balance at March 31, 2019	$260,876	3,184	(73,401)	32,246	(11,011)	211,894

See accompanying Notes to Consolidated Financial Statements.

March 31, 2020 | 10-Q 5

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31, (In thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(3,584)	(3,802)
Adjustments to reconcile net loss to net cash provided by operating activities:
Realized investment (gains) losses on sale of investments and other assets	1,306	(5,961)
Net deferred policy acquisition costs	1,110	1,449
Amortization of cost of insurance acquired	368	419
Depreciation	70	396
Amortization of premiums and discounts on investments	2,393	4,043
Stock-based compensation	193	1,460
Deferred federal income tax benefit	(280)	140
Change in:
Accrued investment income	348	312
Reinsurance recoverable	444	77
Due premiums	1,045	2,242
Future policy benefit reserves	9,414	12,217
Other policyholders' liabilities	2,318	1,195
Federal income tax payable	1,850	5,671
Commissions payable and other liabilities	(2,865)	204
Other, net	(37)	(2,139)
Net cash provided by operating activities	14,093	17,923
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(65,714)	(74,209)
Sales of fixed maturity securities, available-for-sale	940	7,659
Maturities and calls of fixed maturity securities, available-for-sale	44,612	31,631
Purchases of equity securities	(4,473)	—
Principal payments on mortgage loans	4	2
(Increase) decrease in policy loans, net	676	(650)
Sales of other long-term investments and real estate	—	6,996
Purchases of other long-term investments	(2,810)	—
Sales of property and equipment	—	18
Purchases of property and equipment	(5)	(257)
Maturities of short-term investments	650	—
Purchases of short-term investments	(45)	—
Net cash used in investing activities	(26,165)	(28,810)

See accompanying Notes to Consolidated Financial Statements.

March 31, 2020 | 10-Q 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(Unaudited)

Three Months Ended March 31, (In thousands)	2020	2019
Cash flows from financing activities:
Annuity deposits	$1,618	1,541
Annuity withdrawals	(561)	(1,676)
Other	(246)	(377)
Net cash provided by (used in) financing activities	811	(512)
Net decrease in cash and cash equivalents	(11,261)	(11,399)
Cash and cash equivalents at beginning of year	46,205	45,492
Cash and cash equivalents at end of period	$34,944	34,093

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2020 and 2019, various fixed maturity issuers exchanged securities with book values of $3.1 million and $8.8 million, respectively, for securities of equal value.

The Company had net unsettled security trades of $3.4 million at March 31, 2020 and $4.9 million at March 31, 2019.

See accompanying Notes to Consolidated Financial Statements.

March 31, 2020 | 10-Q 7

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) FINANCIAL STATEMENTS

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens" or the "Company"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA"), Citizens National Life Insurance Company ("CNLIC"), CICA Life Ltd. ("CICA Ltd."), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Magnolia Guaranty Life Insurance Company ("MGLIC") and Computing Technology, Inc. ("CTI"). All significant inter-company accounts and interactions have been eliminated. Citizens and its wholly-owned subsidiaries are collectively referred to as the "Company", "we", "us" or "our".

The consolidated balance sheets as of March 31, 2020, the consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the three months ended March 31, 2020 and March 31, 2019 have been prepared by the Company without audit. In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2020 and for comparative periods have been made. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

We provide primarily life insurance and a small amount of health insurance policies through our insurance subsidiaries - CICA, CNLIC, CICA Ltd., SPLIC and MGLIC.  CICA and CNLIC issued ordinary whole-life policies, credit life and disability, and accident and health related policies, throughout the Midwest and southern U.S. until they ceased most domestic sales beginning January 1, 2017. CICA Ltd. primarily issues endowment and ordinary whole-life policies to non-U.S. residents. SPLIC offers final expense and home service life insurance in Louisiana, Arkansas and Mississippi. SPFIC, a wholly-owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana and Arkansas. MGLIC provides industrial life policies through independent funeral homes in Mississippi.

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

Significant estimates include those used in the evaluation of credit allowances on fixed maturity securities, actuarially determined assets and liabilities and assumptions, tests of goodwill impairment, valuation allowance on deferred tax assets, valuation of uncertain tax positions and contingencies relating to litigation and regulatory matters.  Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the consolidated financial statements.

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying

March 31, 2020 | 10-Q 8

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
degrees, curtailed with the goal of decreasing the rate of new infections. This has significantly affected the equity and credit markets, and could negatively impact our assets and liabilities. While we continue to evaluate our estimates in the above described areas, additional negative impacts may occur that could cause those estimates to be materially different and other financial impacts could occur though such potential impacts are unknown at this time.

SIGNIFICANT ACCOUNTING POLICIES

For a description of our significant accounting policies, see Note 1. Summary of Significant Accounting Policies in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, which should be read in conjunction with these accompanying consolidated financial statements.

Investment securities. We assess all available-for-sale ("AFS") fixed maturity securities in an unrealized loss position for expected credit losses. First, we assess whether we intend to sell, or it is more likely than not that we will be required to sell, the security before recovery of its amortized cost. If either of the criteria is met, the security's amortized cost is written down to its fair value. For AFS fixed maturity securities that do not meet either criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Any impairment that has not been recorded through an allowance for credit losses is recognized in accumulated other comprehensive income on our consolidated balance sheets. Changes in the allowance for credit losses are recorded through realized capital losses.

The Company made a policy election to exclude accrued interest from the amortized cost of AFS fixed maturity securities and report accrued interest separately in accrued investment income in the consolidated balance sheets. AFS fixed maturity securities are placed on non-accrual status when we no longer expect to receive all contractual amounts due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status. Accordingly, we do not recognize an allowance for credit loss against accrued interest receivable.

We initially estimate the fair value of investments in private equity funds by reference to the transaction price. Subsequently, we obtain the fair value of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are audited annually. These investments are included in other invested assets.

(2) ACCOUNTING PRONOUNCEMENTS

ACCOUNTING STANDARDS RECENTLY ADOPTED

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326), with the main objective to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU requires a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the increases or decreases of expected credit losses that have taken place during the period. Credit losses on AFS fixed maturity securities should be measured in a manner similar to current U.S. GAAP; however, the credit losses are recorded through an allowance for credit losses rather than as a write-down. This approach is an improvement to prior U.S. GAAP because an entity will be able to record reversals of credit losses (in situations in which the estimate of credit losses declines) in current period net income, which in turn should align the income statement recognition of credit losses with the reporting period in which changes occur. Prior U.S. GAAP prohibited reflecting

March 31, 2020 | 10-Q 9

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
those improvements in current-period earnings. The Company adopted this standard effective January 1, 2020 using the modified retrospective approach. The adoption resulted in an increase in accumulated deficit of $0.4 million related to agents' debit balance collectability.

In September 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU requires an entity in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs should be presented in the same line item on the balance sheet as amounts prepaid for the hosted service, if any (generally as an "other asset"). The capitalized costs will be amortized over the term of the hosting arrangement, with the amortization expense being presented in the same income statement line item as the fees paid for the hosted service. We adopted this standard effective January 1, 2020. The adoption had no impact on our consolidated financial statements.

ACCOUNTING STANDARDS NOT YET ADOPTED

In August 2018, the FASB issued ASU No. 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. This ASU amends four key areas of the accounting and impacts disclosures for long-duration insurance and investment contracts:

•Requires updated assumptions for liability measurement. Assumptions used to measure the liability for traditional insurance contracts, which are typically determined at contract inception, will now be reviewed at least annually, and, if there is a change, updated, with the effect recorded in net income;
•Standardizes the liability discount rate. The liability discount rate will be a market-observable discount rate (upper-medium grade fixed-income instrument yield), with the effect of rate changes recorded in other comprehensive income;
•Provides greater consistency in measurement of market risk benefits. The two previous measurement models have been reduced to one measurement model (fair value), resulting in greater uniformity across similar market-based benefits and better alignment with the fair value measurement of derivatives used to hedge capital market risk;
•Simplifies amortization of deferred acquisition costs. Previous earnings-based amortization methods have been replaced with a more level amortization basis; and
•Requires enhanced disclosures. The new disclosures include rollforwards and information about significant assumptions and the effects of changes in those assumptions.

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

March 31, 2020 | 10-Q 10

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accounting policies of the reportable segments and Other Non-Insurance Enterprises are presented in accordance with U.S. GAAP and are the same as those used in the preparation of the consolidated financial statements.  The Company evaluates profit and loss performance based on U.S. GAAP income before federal income taxes for its two reportable segments.

The Company's Other Non-Insurance Enterprises are the only reportable difference between segments and consolidated operations.

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended March 31, 2020
(In thousands)

Revenues:
Premiums	$29,819	11,498	—	41,317
Net investment income	11,480	3,332	357	15,169
Realized investment gains (losses), net	735	(1,717)	(324)	(1,306)
Other income	524	18	—	542
Total revenue	42,558	13,131	33	55,722
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	20,160	6,289	—	26,449
Increase in future policy benefit reserves	8,146	1,325	—	9,471
Policyholders' dividends	1,225	8	—	1,233
Total insurance benefits paid or provided	29,531	7,622	—	37,153
Commissions	4,478	3,375	—	7,853
Other general expenses	4,948	4,316	2,209	11,473
Capitalization of deferred policy acquisition costs	(3,921)	(1,088)	—	(5,009)
Amortization of deferred policy acquisition costs	5,318	801	—	6,119
Amortization of cost of insurance acquired	118	250	—	368
Total benefits and expenses	40,472	15,276	2,209	57,957
Income (loss) before federal income tax expense	$2,086	(2,145)	(2,176)	(2,235)

March 31, 2020 | 10-Q 11

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended March 31, 2019
(In thousands)

Revenues:
Premiums	$30,914	11,550	—	42,464
Net investment income	10,169	3,086	541	13,796
Realized investment gains, net	5,457	484	20	5,961
Other income	183	1	1	185
Total revenue	46,723	15,121	562	62,406
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	17,162	5,871	—	23,033
Increase in future policy benefit reserves	11,313	986	—	12,299
Policyholders' dividends	1,172	10	—	1,182
Total insurance benefits paid or provided	29,647	6,867	—	36,514
Commissions	4,373	3,511	—	7,884
Other general expenses	6,205	5,070	2,857	14,132
Capitalization of deferred policy acquisition costs	(3,702)	(1,126)	—	(4,828)
Amortization of deferred policy acquisition costs	5,441	836	—	6,277
Amortization of cost of insurance acquired	122	297	—	419
Total benefits and expenses	42,086	15,455	2,857	60,398
Income (loss) before federal income tax expense	$4,637	(334)	(2,295)	2,008

March 31, 2020 | 10-Q 12

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) STOCKHOLDERS' EQUITY AND RESTRICTIONS

EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share.

Three Months Ended March 31,	2020	2019
(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net loss	$(3,584)	(3,802)
Net loss allocated to Class A common stock	$(3,548)	(3,764)
Net loss allocated to Class B common stock	(36)	(38)
Net loss	$(3,584)	(3,802)

Denominator:
Weighted average shares of Class A outstanding - basic	49,305	49,229
Weighted average shares of Class A outstanding - diluted	49,455	49,267
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic and diluted loss per share of Class A common stock	$(0.07)	(0.08)
Basic and diluted loss per share of Class B common stock	(0.04)	(0.04)

CAPITAL AND SURPLUS

Each of our regulated insurance subsidiaries is required to meet stipulated regulatory capital requirements. These include capital requirements imposed by the U.S. National Association of Insurance Commissioners ("NAIC") and the Bermuda Monetary Authority ("BMA").

CICA Ltd. is a wholly-owned subsidiary of Citizens and is domiciled in Bermuda. The BMA requires insurers domiciled in Bermuda to maintain available statutory economic capital and surplus at a level equal to or in excess of its enhanced capital requirement (“ECR”), which the Company calculates by using the Bermuda Solvency Capital Requirement (“BSCR”). The BMA has established a target capital level (“TCL”) that requires insurers to maintain available statutory economic capital and surplus equal to 120% of its ECR. We normally experience fluctuations in the fair values of our assets and liabilities, which impact our ECR ratio. As of March 31, 2020, CICA Ltd.’s available statutory economic capital and surplus was below the TCL by $8.9 million.

Two key components of available statutory economic capital and surplus were adversely affected at March 31, 2020 due to the disruption that the COVID-19 pandemic has had on the worldwide economy: 1) the fair value of our assets decreased, and 2) interest rates prescribed by the BMA decreased resulting in an increase of our statutory economic insurance liabilities. Since CICA Ltd. failed to meet the TCL at March 31, 2020, we have complied with applicable regulations and notified the BMA in writing and will file a report with the BMA within the required timeframe to provide details of the circumstances leading to the failure and a plan to rectify the failure. Subsequent to March 31, 2020, the fair value of our assets has increased and we estimate that CICA Ltd. is above the TCL threshold at April 30, 2020. However, due to continued uncertainty surrounding the impacts of COVID-19, there could be scenarios that require the Company to either inject capital into CICA Ltd. or issue a parental guarantee.

March 31, 2020 | 10-Q 13

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5) INVESTMENTS

The Company invests primarily in fixed maturity securities, which totaled 90.5% of total invested assets at March 31, 2020, as shown below.

Carrying Value (In thousands, except for %)	March 31, 2020		December 31, 2019
	Amount	%	Amount	%

Cash and invested assets:
Fixed maturity securities	$1,356,244	90.5%	$1,377,959	90.2%
Equity securities	19,369	1.3%	16,033	1.1%
Policy loans	81,329	5.4%	82,005	5.4%
Real estate and other long-term investments	5,751	0.4%	2,956	0.2%
Short-term investments	690	0.1%	1,301	0.1%
Cash and cash equivalents	34,944	2.3%	46,205	3.0%
Total cash and invested assets	$1,498,327	100.0%	$1,526,459	100.0%

The following tables represent the amortized cost, gross unrealized gains and losses and fair value of fixed maturities as of the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,690	2,152	—	11,842
U.S. Government-sponsored enterprises	3,509	1,327	—	4,836
States and political subdivisions	478,619	25,682	1,006	503,295
Corporate:
Financial	192,453	7,288	7,607	192,134
Consumer	157,768	11,921	6,457	163,232
Energy	74,475	386	11,502	63,359
All Other	228,879	10,756	6,466	233,169
Commercial mortgage-backed	401	2	15	388
Residential mortgage-backed	118,205	21,886	1	140,090
Asset-backed	50,806	8	7,037	43,777
Foreign governments	102	20	—	122
Total fixed maturity securities	$1,314,907	81,428	40,091	1,356,244

March 31, 2020 | 10-Q 14

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
(In thousands)

Fixed maturity securities:
Available-for-sale securities:
U.S. Treasury securities	$9,709	1,638	—	11,347
U.S. Government-sponsored enterprises	3,516	1,015	—	4,531
States and political subdivisions	512,239	24,285	240	536,284
Corporate:
Financial	169,146	13,094	135	182,105
Consumer	148,575	12,591	464	160,702
Energy	74,315	4,765	115	78,965
All Other	212,714	16,022	420	228,316
Commercial mortgage-backed	1,105	—	5	1,100
Residential mortgage-backed	118,130	12,223	66	130,287
Asset-backed	44,302	11	110	44,203
Foreign governments	102	17	—	119
Total fixed maturity securities	$1,293,853	85,661	1,555	1,377,959

Most of the Company's equity securities are diversified stock and bond mutual funds.

Fair Value (In thousands)	March 31, 2020	December 31, 2019

Equity securities:
Stock mutual funds	$2,498	3,274
Bond mutual funds	11,134	12,311
Common stock	1,040	134
Non-redeemable preferred stock	4,697	314
Total equity securities	$19,369	16,033

VALUATION OF INVESTMENTS

Available-for-sale securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income. The Company recognized net realized losses of $1.1 million on equity securities held for the three months ended March 31, 2020 and gains of $0.6 million for the period ended March 31, 2019. In the first quarter of 2019, the Company sold its former corporate office in Austin, Texas for a gross sales price of $7.5 million, resulting in a gain on the sale of $5.5 million. The building was owned by CICA within our Life Insurance segment.

The Company monitors all fixed maturity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews.  The Company evaluates whether a credit impairment exists for fixed maturity securities by considering primarily the following factors: (a) changes in the financial condition of the security's underlying collateral; (b) whether the issuer is current on contractually obligated interest and principal payments; (c) changes in the financial condition, credit rating and near-term prospects of the issuer; and (d) the payment structure of the security.  The Company's best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative

March 31, 2020 | 10-Q 15

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
process.  Quantitative review includes information received from third-party sources such as financial statements, pricing and rating changes, liquidity and other statistical information.  Qualitative factors include judgments related to business strategies, economic impacts on the issuer, overall judgment related to estimates and industry factors as well as the Company's intent to sell the security, or if it is more likely than not that the Company would be required to sell a security before recovery of its amortized cost.

The Company's best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, and current delinquency rates.  These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries, which may include estimating the underlying collateral value.  In addition, projections of expected future fixed maturity security cash flows may change based upon new information regarding the performance of the issuer. Any credit losses are presented as an allowance rather than as a write-down on AFS fixed maturity securities management does not intend to sell or believes that it is more likely than not we will be required to sell.

We adopted ASU 2016-13 using the prospective transition approach for fixed maturity securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost remains the same before and after adoption. The effective interest rate on these fixed maturity securities was not changed. Amounts previously recognized in accumulated other comprehensive income as of January 1, 2020 relating to improvements in cash flow expected to be collected will be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after January 1, 2020 will be recorded in earnings when received.

For the three months ended March 31, 2020, the Company recorded no credit valuation losses on fixed maturity securities and recognized no fixed maturity investment impairments for the three months ended March 31, 2019.

The following table presents the fair values and gross unrealized losses of fixed maturity securities that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2020.

March 31, 2020	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$41,267	971	35	$768	35	4	$42,035	1,006	39
Corporate:
Financial	82,957	7,607	102	—	—	—	82,957	7,607	102
Consumer	53,797	6,457	62	—	—	—	53,797	6,457	62
Energy	53,378	11,502	66	—	—	—	53,378	11,502	66
All Other	80,110	6,466	91	—	—	—	80,110	6,466	91
Commercial mortgage-backed	210	15	1	—	—	—	210	15	1
Residential mortgage-backed	23	1	2	87	—	1	110	1	3
Asset-backed	40,790	7,037	42	—	—	—	40,790	7,037	42
Total fixed maturities	$352,532	40,056	401	$855	35	5	$353,387	40,091	406

The COVID-19 pandemic has severely impacted equity and credit markets, leading to net unrealized losses of $40.1 million at March 31, 2020. In each category of our fixed maturity securities described below, we do not intend

March 31, 2020 | 10-Q 16

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
to sell our investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. While the losses are currently unrealized, we continue to monitor all fixed maturity securities on an on-going basis and future information may become available which could result in an allowance being recorded.

States and political subdivisions. The Company's investments in states and political subdivisions were purchased at a premium, relative to their face amount, and the contractual cash flows are guaranteed by the respective state or political subdivision. Accordingly, it is expected that the securities will not be settled at a price less than the amortized costs bases of the Company's investments.

Corporate. We did not recognize credit losses on corporate securities with unrealized losses that were due to interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movements in interest rates and credit spreads have little bearing on the recoverability of our investments. While we are experiencing unrealized losses across several corporate sectors, the energy and automobile sectors have been impacted the most and some issuers within these sectors have been downgraded to below investment grade. We have assessed our exposure in the energy sector and believe our investments have access to sufficient liquidity to meet their debt obligations. We believe that the auto industry will benefit from the recent Federal Reserve program which expanded its corporate bond-buying program to include a primary market facility that specifies that companies recently downgraded from investment grade to the first-tier of junk bonds will be eligible for this relief. The automobile sector is included in the Consumer subtotal above.

Asset-backed. Our asset-backed securities are primarily senior tranches of pools of aircraft leases to airlines around the world. If an airline were to go bankrupt and default on its lease, the trust would repossess the plane and relet or sell it. There have been no defaults on leases to date, however the leases contain a feature that allows lessors to defer their lease payments for three months, with the funds recaptured with interest when payments resume. Several of the lessors have requested this deferral. We do not expect to realize any losses for these securities and see the current valuations as a result of general market conditions. Currently all of these securities are rated at investment grade.

The following table presents the fair values and gross unrealized losses of fixed maturity securities that are not deemed to have other than temporary impairment ("OTTI"), aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2019.

December 31, 2019	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$24,064	163	24	$1,961	77	6	$26,025	240	30
Corporate:
Financial	13,581	135	15	—	—	—	13,581	135	15
Consumer	22,671	464	20	—	—	—	22,671	464	20
Energy	4,208	34	4	898	81	2	5,106	115	6
All Other	22,437	285	30	2,771	135	3	25,208	420	33
Commercial mortgage-backed	1,100	5	2	—	—	—	1,100	5	2
Residential mortgage-backed	1,656	65	11	91	1	3	1,747	66	14
Asset-backed	36,039	110	27	—	—	—	36,039	110	27
Total fixed maturities	$125,756	1,261	133	$5,721	294	14	$131,477	1,555	147

March 31, 2020 | 10-Q 17

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We have reviewed the securities in an unrealized loss position for the period ended December 31, 2019 and determined that no OTTI exists that has not been recognized based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized costs bases which may be maturity.

The amortized cost and fair value of fixed maturity securities at March 31, 2020 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

March 31, 2020	Amortized Cost	Fair Value
(In thousands)
Fixed maturity securities:
Due in one year or less	$109,032	109,456
Due after one year through five years	113,913	116,458
Due after five years through ten years	215,501	222,473
Due after ten years	876,461	907,857
Total fixed maturity securities	$1,314,907	1,356,244

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Three Months Ended
Fixed Maturity Securities, Available-for-Sale	March 31,
(In thousands)	2020	2019

Proceeds	$940	7,659
Gross realized gains	$—	2
Gross realized losses	$38	183

The Company sold 1 available-for-sale fixed maturity security during the three months ended March 31, 2020 and sold 10 available-for-sale fixed maturity securities during the three months ended March 31, 2019. No equity securities were sold during the three months ended March 31, 2020 and 2019.

(6) FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We hold available-for-sale fixed maturity securities, which are carried at fair value. We also report our equity securities at fair value with changes in fair value reported through the consolidated statements of operations and comprehensive income (loss).

Fair value measurements are generally based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information.  We utilize valuation techniques that maximize the use of

March 31, 2020 | 10-Q 18

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
observable inputs and minimize the use of unobservable inputs.  All assets and liabilities carried at fair value are required to be classified and disclosed in one of the following three categories:

•Level 1 - Quoted prices for identical instruments in active markets.
•Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs or whose significant value drivers are observable.
•Level 3 - Instruments whose significant value drivers are unobservable.

Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as U.S. Treasury securities and actively traded mutual fund and stock investments.

Level 2 includes those financial instruments that are valued by independent pricing services or broker quotes.  These pricing models are primarily industry-standard models that consider various inputs, such as interest rates, credit spreads and foreign exchange rates for the underlying financial instruments.  All significant inputs are observable or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace.  Financial instruments in this category primarily include corporate securities, U.S. Government-sponsored enterprise securities, securities issued by states and political subdivisions and certain mortgage and asset-backed securities.

Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker prices utilizing significant inputs not based on or corroborated by readily available market information.  Real estate held-for-sale is in this category. There were no securities in this category at March 31, 2020.

March 31, 2020 | 10-Q 19

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets that are measured at fair value on a recurring basis as of the dates indicated.

March 31, 2020	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial Assets
Fixed maturities available-for-sale
U.S. Treasury and U.S. Government-sponsored enterprises	$11,842	4,836	—	16,678
States and political subdivisions	—	503,295	—	503,295
Corporate	50	651,844	—	651,894
Commercial mortgage-backed	—	388	—	388
Residential mortgage-backed	—	140,090	—	140,090
Asset-backed	—	43,777	—	43,777
Foreign governments	—	122	—	122
Total fixed maturities available-for-sale	11,892	1,344,352	—	1,356,244

Equity securities
Stock mutual funds	2,498	—	—	2,498
Bond mutual funds	11,134	—	—	11,134
Common stock	1,040	—	—	1,040
Non-redeemable preferred stock	4,697	—	—	4,697
Total equity securities	19,369	—	—	19,369
Other long-term investments (1)	—	—	—	2,809
Total financial assets	$31,261	1,344,352	—	1,378,422
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet.

March 31, 2020 | 10-Q 20

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2019	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial Assets
Fixed maturities available-for-sale
U.S. Treasury and U.S. Government-sponsored enterprises	$11,348	4,530	—	15,878
States and political subdivisions	—	536,284	—	536,284
Corporate	52	650,036	—	650,088
Commercial mortgage-backed	—	1,100	—	1,100
Residential mortgage-backed	—	130,287	—	130,287
Asset-backed	—	44,203	—	44,203
Foreign governments	—	119	—	119
Total fixed maturities available-for-sale	11,400	1,366,559	—	1,377,959

Equity securities
Stock mutual funds	3,274	—	—	3,274
Bond mutual funds	12,311	—	—	12,311
Common stock	134	—	—	134
Non-redeemable preferred stock	314	—	—	314
Total equity securities	16,033	—	—	16,033
Total financial assets	$27,433	1,366,559	—	1,393,992

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At March 31, 2020, our fixed maturity securities, valued using a third-party pricing source, totaled $1.3 billion for Level 2 assets and comprised 97.5% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at March 31, 2020. For the three months ended March 31, 2020, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Other long-term investments. We have invested in a private equity fund that invests in privately-originated, performing senior secured debt primarily in middle market North America-based companies. Our unfunded commitment as of March 31, 2020 is $37.0 million. This investment is not redeemable because distributions from the funds will be received when underlying investments of the funds are liquidated. The fund is expected to be liquidated in 10 years but this life could be extended at the fund manager’s discretion in one year increments.

We review the fair value hierarchy classifications each reporting period.  Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. There were no transfers in or out of Level 3 during the three months ended March 31, 2020.

March 31, 2020 | 10-Q 21

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	March 31, 2020		December 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Mortgage loans	$162	208	177	210
Policy loans	81,329	81,329	82,005	82,005
Short-term investments	690	690	1,301	1,301
Cash and cash equivalents	34,944	34,944	46,205	46,205
Financial Liabilities:
Annuity - investment contracts	56,561	63,711	56,878	60,667

Mortgage loans. Mortgage loans are secured principally by residential properties.  Weighted average interest rates for these loans were approximately 6.4% at March 31, 2020 and December 31, 2019. At March 31, 2020, maturities ranged from 19 to 22 years.  Management estimated the fair value using an annual interest rate of 6.25% at March 31, 2020.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at March 31, 2020 and December 31, 2019, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that corresponds to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

Other. The fair value of short-term investments and cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 liabilities, was estimated at March 31, 2020 using discounted cash flows based upon spot rates ranging from 1.28% to 2.34% adjusted for various risk adjustments and 1.67% to 3.02% at December 31, 2019. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

March 31, 2020 | 10-Q 22

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the carrying amounts of other long-term investments not carried at fair market value.

Carrying Value (In thousands)	March 31, 2020	December 31, 2019
Other long-term investments:
Private equity	$2,809	—
FHLB common stocks	187	187
Mortgage loans	162	177
All other investments	22	21
Total other long-term investments	$3,180	385

We are a member of the Federal Home Loan Bank ("FHLB") of Dallas and such membership requires members to own stock in the FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value.

(7) COMMITMENTS AND CONTINGENCIES

QUALIFICATION OF LIFE PRODUCTS

We have previously reported that a portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. Further, we have determined that the structure of our policies sold to non-U.S. persons, which were novated to CICA Ltd. effective July 1, 2018, may have inadvertently generated U.S. source income over time, which caused tax withholding and information reporting requirements for the Company under Chapters 3 and 4 of the IRC. For the novated policies sold to non-U.S. persons, we expect to settle any past liabilities with the Internal Revenue Service ("IRS") related to tax withholding and information reporting failures. The Company has continued to refine its estimate of the tax, penalty and interest exposure and expenses related to these tax issues, as described below for the current reporting period. The products have been and continue to be appropriately reported as life insurance under U.S. GAAP for financial reporting.

In December 2019, the Company submitted corrected withholding tax returns to the IRS in order to establish the tax liability amount for failing to withhold tax and report the U.S. source income generated by the novated policies to remediate the noncompliance matter described above. With the continued uncertainty that remains, including the acceptance of the submitted withholding tax returns, IRS review of our submission, and future negotiations, our estimated liability was approximately $10.0 million, after tax, as of March 31, 2020 related to the projected agreement with the IRS. The probability weighted range of financial estimates relative to this issue is $7.4 million to $52.5 million, after tax. This estimated range includes projected taxes and interest and penalties payable to the IRS, as well as estimated increased payout obligations to current holders of non-compliant domestic life insurance policies expected to result from remediation of those policies.

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

March 31, 2020 | 10-Q 23

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

(8) INCOME TAXES

Our provision for income taxes may not have the customary relationship of taxes to income. CICA Ltd., a wholly owned subsidiary of Citizens, is considered a controlled foreign corporation for federal tax purposes. As a result, the insurance activity of CICA Ltd. is subject to Subpart F of the IRC and is included in Citizens’ taxable income. For the three months ended March 31, 2020, the Subpart F income inclusion generated $0.7 million of federal income tax expense.

A reconciliation between the U.S. corporate income tax rate and the effective income tax rate is as follows:

Three Months Ended March 31,	2020		2019
(In thousands, except for %)	Amount	%	Amount	%
Federal income tax expense:
Expected tax expense (benefit)	$(469)	21.0%	$422	21.0%
Foreign income tax rate differential	(550)	24.6%	85	4.2%
Tax-exempt interest and dividends-received deduction	(40)	1.8%	—	—%
Annualized effective tax rate adjustment	617	(27.6)%	3,319	165.3%
Adjustment of prior year taxes	(5)	0.2%	—	—%
Effect of uncertain tax position	1,015	(45.4)%	1,192	59.4%
CICA Ltd. Subpart F income	675	(30.2)%	711	35.3%
Other	106	(4.7)%	81	4.1%
Total federal income tax expense	$1,349	(60.3)%	$5,810	289.3%

A reconciliation of federal income tax expense above is computed by applying the federal income tax rate of 21% in 2020 and 2019 to income before federal income tax expense.

Income tax expense consists of:

Three Months Ended March 31,	2020	2019
(In thousands)
Federal income tax expense:
Current	$1,629	5,671
Deferred	(280)	139
Total federal income tax expense	$1,349	5,810

March 31, 2020 | 10-Q 24

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of deferred federal income taxes are as follows:

Net Deferred Tax Asset (Liability) (In thousands)	March 31, 2020	December 31, 2019
Deferred tax assets:
Future policy benefit reserves	$2,716	2,641
Net operating and capital loss carryforwards	38	230
Investments	703	702
Deferred intercompany loss	3,234	3,539
Lease liability	183	238
Other	854	700
Total gross deferred tax assets	7,728	8,050
Deferred tax liabilities:
Deferred policy acquisition costs, cost of insurance acquired and intangible assets	(8,403)	(8,417)
Unrealized gains on investments available-for-sale	(4,149)	(7,300)
Tax reserves transition liability	(4,297)	(4,483)
Right of use lease asset	(183)	(238)
Other	(38)	(40)
Total gross deferred tax liabilities	(17,070)	(20,478)
Net deferred tax liability	$(9,342)	(12,428)

(9) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. There were no changes related to these relationships during the three months ended March 31, 2020.  See our Annual Report on Form 10-K for the year ended December 31, 2019 for a comprehensive discussion of related party transactions.

(10) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued.

The Harold E. Riley Trust ("Trust") is the beneficial owner of 100% of our Class B common stock. The Trust documents provided that upon Mr. Riley's death, which occurred in 2017, the Class B common stock would transfer from the Trust to the Harold E. Riley Foundation, a charitable organization established under 501(c)(3) of the Internal Revenue Code (the "Foundation"). Because the Class B common stock elects a simple majority of our Board of Directors, this transfer would constitute an acquisition of control by the Foundation, which requires regulatory approvals.

In April 2020, the Company was notified by the Colorado Division of Insurance that it was going to recommend that the Colorado Insurance Commissioner approve the Form A filing of the Trust and the Foundation that would allow the Trust to transfer ownership of all of its Class B common stock to the Foundation. Since Citizens, Inc. is domiciled in Colorado, we believe that once the Colorado Division of Insurance approves the transfer of the shares from the Trust to the Foundation, the insurance regulators in Louisiana, Texas and Mississippi, the states in which

March 31, 2020 | 10-Q 25

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
our subsidiaries are domiciled, will also approve the transfer. The regulatory approval of the transfer of the Class B shares from the Trust to the Foundation triggers the first of two clauses constituting a “change in control” in the Employment Agreement by and between the Company and Geoffrey M. Kolander, our Chief Executive Officer and President. If Mr. Kolander is terminated by the Company without cause or resigns from the Company within 18 months following his receipt of written notice of the regulatory approval, he will be entitled to a cash severance totaling $8.8 million and full vesting of all outstanding Restricted Stock Units held by Mr. Kolander. See “Executive Employment Agreement” beginning on page 36 and “Potential Payments Upon Termination or Change-in-Control” beginning on page 38 of the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on April 23, 2020 for a full description of Mr. Kolander’s employment agreement and the change-in-control payments.

March 31, 2020 | 10-Q 26

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A. of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Risk Factors,” which are incorporated herein by reference. Additionally, the effects of the COVID-19 pandemic could cause our actual results to differ significantly for reasons such as:

•Securities market disruption or volatility and related effects such as decreased economic activity that affect our investment portfolio;
•An unusually high level of claims, lapses or surrenders in our insurance operations, which could affect our liquidity and cash flow;
•Decreased premium revenue and cash flow from disruption to our distribution channel of independent agents, customer self-isolation, travel limitations, business restrictions and decreased economic activity; and
•Inability of our workforce to perform necessary business functions.

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

The U.S. Securities and Exchange Commission ("SEC") maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. We also make available, free of charge, through our Internet website (http://www.citizensinc.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 Reports filed by officers and directors, news releases, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC.  We are not including any of the information contained on our website as part of, or incorporating it by reference into, this Form 10-Q.

OVERVIEW

Citizens, Inc. ("Citizens" or the "Company") is an insurance holding company incorporated in Colorado serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  We had approximately $1.7 billion of assets at March 31, 2020 and approximately $4.7 billion of direct insurance in force.  Our core insurance operations include:

•Life Insurance segment - U.S. dollar-denominated ordinary whole life insurance and endowment policies predominantly sold to foreign residents, located principally in Latin America and the Pacific Rim, through independent marketing consultants; and
•Home Service Insurance segment - final expense and limited liability property policies sold to middle and lower income households in Louisiana, Mississippi and Arkansas, through employee and independent agents in our home service distribution channel and through funeral homes.

March 31, 2020 | 10-Q 27

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

STRATEGIC INITIATIVES

The Company remains committed to cultivating enduring value for its key stakeholders through the execution of a customer-centric growth strategy.

In 2017, the Company's executive management team, in cooperation with its Board of Directors, began a strategic realignment of its Life and Home Service Insurance segments in order to set a course for long-term profitable growth. In the past three years, we have modernized and executed this broad transformation plan and accomplished the following:

•Stabilized our core business by adding new leadership at both the director and C-suite level, resolving legacy regulatory issues and significantly improving financial controls, and modernizing technology and improving our operational infrastructure;
•Evaluated product offerings, geographies and producers in order to align them with our values and play to our strengths, including eliminating unprofitable products, deploying new products, exiting high-risk markets (such as Brazil) and improving sales and marketing tactics; and
•Focused and enabled operations in order to scale agile methodologies, train operational leaders and redesign the underwriting team to put the customer at the core of the process.

Carrying that momentum forward, we enter 2020 with clearly defined priorities:

•We are focused on continuing to build operational excellence, as our high impact and values-based culture takes root.
•We are focused on growth initiatives within the markets in which we operate, as we set targets for growing premium revenues and implementing growth strategies.
•We are focused on new capabilities that will create business opportunities aligned with our essential purpose.

As we seek to optimize value for the Company, its customers and its collaborators, we believe our efforts will continue to put the Company on a stronger financial footing and drive sustainable growth.

CURRENT FINANCIAL HIGHLIGHTS

While our results of operations for the three months ended March 31, 2020 were impacted by the onset of the COVID-19 pandemic in the Unites States and other places where we do business, it is difficult to quantify the full impact that COVID-19 had on our business in the quarter. Towards the end of the quarter, we began to see quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations, and the volatile economic, business and financial market conditions resulting therefrom. Due to significant declines in equity and credit markets, we recorded $38.5 million of unrealized investment losses during the quarter, which was the primary reason that our stockholders' equity declined by 17% from December 31, 2019. See Note 5. Investments in the notes to our consolidated financial statements for a discussion of these unrealized losses. We describe below areas of our results in which we believe our business may have been impacted by COVID-19 during the quarter. We are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our future business. For an additional discussion of the potential impacts on our business from the COVID-19 pandemic, see Part II, Item 1A – Risk Factors.

March 31, 2020 | 10-Q 28

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

We had a net loss of $3.6 million in the first three months ended March 31, 2020, compared to a net loss of $3.8 million in the prior year period, leading to a $0.01 per share improvement. Our total revenues of $55.7 million in the first three months ended March 31, 2020 decreased 11% from the prior year period, primarily due to realized investment losses in the current period versus a one-time realized gain in the prior year period, as described below. The decline in revenue was offset by a decrease in total benefits and expenses and lower taxes, resulting in the overall better operating results in the three months ended March 31, 2020. Financial highlights for the three months ended March 31, 2020 compared to the same period in 2019 were:

•Insurance premiums declined 2.7% for the first quarter of 2020 compared to the same period in 2019, totaling $41.3 million and $42.5 million, respectively. First year premiums in our Life Insurance segment increased 19.4% for the first quarter of 2020 compared to the same period in 2019 as we continue to benefit from changes in our products and distribution, including investments made in our sales and marketing activities and increased sales of higher average premium policies. Even though first year premiums increased, the decline in overall premiums was driven by fewer renewal premiums in our Life Insurance segment. The decrease in renewal premiums reflects the changes we have made to our products and distribution, primarily: (1) in 2017, we repriced certain products in response to a prolonged low interest rate environment and (2) we terminated agreements with independent producers who did not align with our vision, values and culture, both of which decreased persistency. Towards the end of the quarter, both first year and renewal premiums may have been negatively impacted in both our Life Insurance and Home Service Insurance segments due to COVID-19, although the direct impact to our first quarter results is difficult to quantify.
•Net investment income increased 10.0% for the first quarter of 2020 compared to the same period of 2019, totaling $15.2 million and $13.8 million, respectively. The increase was driven by a growing asset base derived from cash flows from our insurance operations, improvements in cash management, and a strategic focus on achieving greater yields while maintaining a prudent risk profile for our investment portfolio. We were able to achieve strong portfolio returns despite facing a historically difficult investment environment during the quarter. The average yield on the consolidated portfolio as of the three months ended March 31, 2020 was an annualized rate of 4.31% compared to 4.08% for the same period in 2019.
•Realized investment losses of $1.3 million were recorded for the first quarter of 2020 as we faced an historically difficult investment environment. We recorded realized losses of $1.1 million related to fair value changes in our equity securities owned at March 31, 2020, which were primarily the result of market fluctuations resulting from the onset of the COVID-19 pandemic. A realized gain of $5.5 million was recorded in the first quarter of 2019 related to the sale of our former corporate headquarters in Austin, Texas.
•Claims and surrenders expense increased 14.8% for the first quarter of 2020 compared to the same period in 2019. The increase was driven primarily by an increase in surrender benefits and matured endowments in the Life Insurance segment. We are closely monitoring claim volumes to evaluate whether there is a delay in reporting or filing for benefits as a result of the COVID-19 pandemic.
•The change in future policy benefit reserves decreased 23.0% for the first quarter of 2020 compared to the same period in 2019 driven primarily by the release of reserves resulting from increased surrenders and matured endowments in the Life Insurance segment during the period.
•General expenses decreased 18.8% for the first quarter of 2020 compared to the same period in 2019 as we continue to execute on our strategic cost savings initiatives. The decrease was driven primarily by lower audit, consulting and employee-related expenses.

March 31, 2020 | 10-Q 29

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

OUR OPERATING SEGMENTS

Our business is comprised of two operating business segments, as detailed below.

•Life Insurance
•Home Service Insurance

Our insurance operations are the primary focus of the Company, as those operations generate most of our income.  See the discussion under Segment Operations below for detailed analysis.  The amount of insurance, number of policies, and average face amounts of ordinary life policies issued during the periods indicated are shown below.

Three Months Ended March 31,	2020			2019
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life Insurance	$49,611,100	728	$68,147	$45,861,092	699	$65,610
Home Service Insurance	36,117,767	5,174	6,981	43,290,580	5,915	7,319

The number of policies issued increased 4.1% and decreased 12.5%, respectively, for the Life Insurance and Home Service Insurance segments for the three months ended March 31, 2020 compared to the same period in 2019. The increase in new business applications in our Life Insurance segment was driven by the investments we have made in our sales and marketing activities and the achievement of better alignment with our independent consultants on vision, value and strategy. Despite the growth in the number of policies issued, the onset of the COVID-19 pandemic could have caused our policies issued to be less than they otherwise would have been. Home Service production in the first quarter of 2020 was negatively affected by the impact of COVID-19, as a couple of our offices in Louisiana were forced to temporarily close during the month of March. In response to COVID-19, we have made changes to our Home Service Insurance operations and collection processes. These include, but are not limited to, eliminating face to face interactions between our agents and our customers and offering our customers payment options such as debit/credit cards and traditional mail that obviate such personal interaction. We continue to monitor the impact of COVID-19 on our business and foresee additional operational changes coming.

March 31, 2020 | 10-Q 30

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

CONSOLIDATED RESULTS OF OPERATIONS

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

REVENUES

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended
	March 31,
(In thousands)	2020	2019

Revenues:
Premiums:
Life insurance	$39,946	40,980
Accident and health insurance	261	323
Property insurance	1,110	1,161
Net investment income	15,169	13,796
Realized investment gains (losses), net	(1,306)	5,961
Other income	542	185
Total revenues	$55,722	62,406

Premium Income.  Premium income derived from life, accident and health, and property insurance sales decreased 2.7% for the first quarter of 2020 compared to the same period in 2019. While first year premiums in our Life Insurance segment increased by 19.4% for the first quarter of 2020 as compared to the same period in 2019, the overall decrease in premium income was driven primarily by a decline in renewal premiums in our Life Insurance segment for the reasons described above in “Current Financial Highlights”. See the detail distribution of premiums within Segment Operations discussed below.

Net Investment Income. Net investment income performance is summarized as follows.

	March 31,	December 31,	March 31,
(In thousands, except for %)	2020	2019	2019

Net investment income, annualized	$60,676	59,531	55,185
Average invested assets, at amortized cost	1,408,688	1,365,036	1,352,299
Annualized yield on average invested assets	4.31%	4.36%	4.08%

The annualized yield increased during the first three months of 2020 compared to the same period in 2019, despite a steep decline in overall market yields. We have been successful in achieving higher yields while maintaining a prudent risk profile for our portfolio despite facing an increasingly challenging investment environment. The annualized yield during the first quarter decreased slightly compared to the three months ended December 31, 2019. The investment environment during the first quarter of 2020 was especially challenging as noted previously. Although COVID-19-related market dislocations did result in us holding more cash than usual during the quarter, we were also able to execute on attractive risk-adjusted opportunities as we realized an average yield of 5.33% on our March purchases. As part of the ongoing process of managing our portfolio and optimizing performance, we are continuing to identify and consider new asset classes.

March 31, 2020 | 10-Q 31

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Investment income from fixed maturity securities accounted for approximately 88.1% of total investment income for the three months ended March 31, 2020.

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Gross investment income:
Fixed maturity securities	$13,868	12,514
Equity securities	180	157
Policy loans	1,623	1,601
Long-term investments	1	1
Other investment income	68	27
Total investment income	15,740	14,300
Investment expenses	(571)	(504)
Net investment income	$15,169	13,796

Fixed maturity securities income increased 10.8% for three months ended March 31, 2020, compared to the same period in 2019. We continue to adjust our investment management strategy to increase our investment yields while maintaining a prudent risk profile. Equity securities income increased as we were able to take advantage of market dislocations and identify and execute on some attractive equities purchases during the first quarter of 2020. In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value to pay for premiums, contributed to the increase in investment income.

Realized Investment Gains (Losses), Net.  We recorded realized losses of $1.1 million due to fair value changes related to equity securities still owned at March 31, 2020, due to the decline in equity markets from the impact of COVID-19. We recorded a realized gain of $5.5 million in the first quarter of 2019 relating to the sale of our former corporate headquarters.

BENEFITS AND EXPENSES

	Three Months Ended
	March 31,
(In thousands)	2020	2019

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$26,449	23,033
Increase in future policy benefit reserves	9,471	12,299
Policyholders' dividends	1,233	1,182
Total insurance benefits paid or provided	37,153	36,514
Commissions	7,853	7,884
Other general expenses	11,473	14,132
Capitalization of deferred policy acquisition costs	(5,009)	(4,828)
Amortization of deferred policy acquisition costs	6,119	6,277
Amortization of cost of insurance acquired	368	419
Total benefits and expenses	$57,957	60,398

March 31, 2020 | 10-Q 32

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended
	March 31,
(In thousands)	2020	2019

Claims and Surrenders:
Death claims	$6,589	6,487
Surrender benefits	12,055	9,739
Endowments	2,739	3,076
Matured endowments	3,753	2,681
Property claims	487	218
Accident and health benefits	53	58
Other policy benefits	773	774
Total claims and surrenders	$26,449	23,033

•Death claims increased 1.6% for the three months ended March 31, 2020 compared to the same period in 2019. Mortality experience is closely monitored by the Company and the activity is within expected levels.
•Surrenders increased 23.8% for the three months ended March 31, 2020 compared to the same period in 2019. Surrenders represented less than 1% of total direct ordinary whole life insurance in force of $4.7 billion as of March 31, 2020. The increase in surrender expense is primarily related to our international business. A significant portion of surrenders relate to policies that have been in force over fifteen years and no longer have associated surrender charges.
•Matured endowments increased 40.0% for the three months ended March 31, 2020 compared to the same period in 2019. We anticipated this increase based upon the dates of when our endowment contracts were sold and their expected maturities as set forth in the contracts.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves decreased 23.0% for the three months ended March 31, 2020 compared to the same period in 2019 as a result of changes in surrender and maturity activity between periods.

Commissions. Commission expense for the three months ended March 31, 2020 was slightly lower compared to the same period in 2019. Commission expense fluctuates directly with changes in first year and renewal premiums.

Other General Expenses. Expenses for the three months ended March 31, 2020 decreased 18.8% compared to the same period in 2019, driven primarily by lower audit, consulting and employee-related expenses. We continue to execute on our strategic cost savings initiatives.

Capitalization and Amortization of Deferred Policy Acquisition Costs. Costs capitalized include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  Capitalized costs increased during the first quarter of 2020 compared to the same period in 2019 as we experienced an increase in first year premium production.  Commissions paid on renewal premiums are significantly lower than those paid on first year business. Amortization of deferred policy acquisition costs was basically flat during the first quarter of 2020 compared to the same period last year. These costs are impacted by persistency and surrenders, and they may fluctuate from quarter to quarter.

Federal Income Tax. Tax expense decreased for the three months ended March 31, 2020 compared to the same period in 2019 resulting in effective tax rates of (60.3)% and 289.3%, respectively. For the three months ended March 31, 2019, the Company's federal income tax expense was impacted by the gain realized on the sale of our former corporate headquarters. The Company's tax rate was impacted by differences between our effective tax rate and the statutory tax rate resulting from income and expense items that are treated differently for financial reporting

March 31, 2020 | 10-Q 33

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

and tax purposes. In addition, CICA Ltd., a wholly-owned subsidiary of Citizens, is considered a controlled foreign corporation for federal tax purposes and CICA Ltd.'s activity gives rise to taxable income in the U.S. as Subpart F Income, which is treated as a permanent tax difference and therefore included in the Company's effective tax rate calculation. See Note 8. Income Taxes in the notes to our consolidated financial statements.

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

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Segments:
Life Insurance	$2,086	4,637
Home Service Insurance	(2,145)	(334)
Total segments	(59)	4,303
Other Non-Insurance enterprises	(2,176)	(2,295)
Income (loss) before federal income tax expense	$(2,235)	2,008

LIFE INSURANCE

Our Life Insurance segment issues ordinary whole life insurance in the U.S. and in U.S. Dollar-denominated amounts to foreign residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and can include rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations.  Additionally, the Company issues endowment contracts, which are principally accumulation contracts that incorporate an element of life insurance protection.  For the majority of our business, we retain the first $0.1 million of risk on any one life and reinsure the remainder of the risk.  We operate this segment internationally through CICA Ltd. and domestically through our CICA and CNLIC insurance subsidiaries.

INTERNATIONAL SALES

We focus our sales of U.S. Dollar-denominated ordinary whole life insurance and endowment policies to residents in Latin America and the Pacific Rim.  We have participated in the foreign marketplace since 1975.  We believe positive attributes of our international insurance business typically include:

•larger face amount policies issued when compared to our U.S. operations, which results in lower underwriting and administrative costs per unit of coverage;
•premiums paid annually at the beginning of each policy year rather than monthly or quarterly, which reduces our administrative expenses, accelerates cash flow and results in lower policy lapse rates than premium payment options with more frequently scheduled payments; and
•persistency experience and mortality rates that are comparable to U.S. policies.

March 31, 2020 | 10-Q 34

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

INTERNATIONAL PRODUCTS

We offer several ordinary whole life insurance and endowment products designed to meet the needs of our non-U.S. policyowners.  These policies have been structured to provide the policyowners with:

•U.S. Dollar-denominated cash values that accumulate, beginning in the first policy year, to a policyholder during his or her lifetime;
•premium rates that are competitive with most foreign local companies;
•a hedge against policyowners' local currency inflation;
•protection against devaluation of the policyowners' local currency;
•capital investment in a more secure economic environment (i.e., the U.S.); and
•lifetime income guarantees for an insured or for surviving beneficiaries.

Our international products have both living and death benefit features. Most policies contain guaranteed cash values and are participating (i.e., provide for cash dividends as apportioned by the Board).  Once a policyowner pays the annual premium and the policy is issued, the owner becomes entitled to policy cash dividends as well as annual premium benefits if the annual premium benefit was elected.  According to the policy language, the policyowner has several options with regard to the policy dividends and annual premium benefits, which include, among other things, electing to receive cash crediting such amounts towards the payment of premiums on the policy, leaving such amounts on deposit with the Company to accumulate at a defined interest rate or assigning them to a third-party. Under the "assigned to a third-party" provision, the Company has historically allowed policyowners, after receiving a copy of the Citizens, Inc. Stock Investment Plan (the "CISIP") prospectus and acknowledging their understanding of the risks of investing in Citizens Class A common stock, the right to assign policy values outside of the policy to the CISIP, which is administered in the United States by Computershare Trust Company, N.A., our plan administrator and an affiliate of Computershare, Inc., our transfer agent. The CISIP is a direct stock purchase plan available to policyowners, shareholders, our employees and directors, independent consultants, and other potential investors through the Computershare website. The Company has registered the shares of Class A common stock issuable to participants under the CISIP on a registration statement under the Securities Act of 1933, as amended (the "Securities Act") that is on file with the SEC. Computershare administers the CISIP in accordance with the terms and conditions of the CISIP, which is available on the Computershare website and as part of the Company’s registration statement on file with the SEC. See the Risk Factors disclosed in Part I. Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019, which are incorporated herein, for additional information.

March 31, 2020 | 10-Q 35

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table sets forth, by country, our direct premiums from the top five premium producing countries in our international life insurance business for the three months ended March 31, 2020 and 2019 as indicated below.

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Country:
Colombia	$5,888	5,960
Taiwan	4,974	4,765
Venezuela	4,953	5,305
Ecuador	3,111	3,238
Argentina	1,823	1,981
Other Non-U.S.	8,201	8,477
Total	$28,950	29,726

We reported declines in premiums during the first quarter of 2020 compared to the same period in 2019 due primarily to a decrease in renewal premiums. We continue to monitor key indicators in these markets. Overall, four of our top five countries listed above experienced a decline in premium levels from the first quarter of March 31, 2020 compared to the same period in 2019. While first year premiums increased in the first quarter of 2020 compared to the prior year period, overall premiums declined for the reasons described above in "Current Financial Highlights".

Our international business and premium collections also could be impacted by our inability to comply with current or future foreign laws or regulations applicable to the Company or our independent consultants in the countries from which we accept applications and by marketing or operational changes made by the Company to comply with those laws or regulations. See the Risk Factors disclosed in Part I. Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019, which are incorporated herein, for additional information.

March 31, 2020 | 10-Q 36

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

DOMESTIC SALES

Most of our domestic inforce business results from blocks of business of insurance companies we have acquired over the past 20 years.  We discontinued new sales of domestic ordinary whole life and endowment life insurance products within our Life Insurance segment in 2017 while we evaluate our domestic life strategy; therefore, the majority of the premium recorded is related to renewal business.

The results of operations for the Life Insurance segment for the periods indicated are as follows.

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Revenue:
Premiums	$29,819	30,914
Net investment income	11,480	10,169
Realized investment gains, net	735	5,457
Other income	524	183
Total revenue	42,558	46,723
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	20,160	17,162
Increase in future policy benefit reserves	8,146	11,313
Policyholders' dividends	1,225	1,172
Total insurance benefits paid or provided	29,531	29,647
Commissions	4,478	4,373
Other general expenses	4,948	6,205
Capitalization of deferred policy acquisition costs	(3,921)	(3,702)
Amortization of deferred policy acquisition costs	5,318	5,441
Amortization of cost of insurance acquired	118	122
Total benefits and expenses	40,472	42,086
Income before federal income tax expense	$2,086	4,637

Premiums.  Premium revenues declined 3.5% for the first quarter of 2020 compared to the same period in 2019 due to a decrease in renewal business. While first year premiums from our international business increased 19.4% during the first quarter of 2020 compared to the same period in 2019 as we have invested heavily in our sales and marketing activities and achieved better alignment with our independent consultants on vision, value and strategy, renewal premiums decreased for the reasons described above in “Current Financial Highlights”. Since the first quarter of 2019, we have experienced progressive improvement in our new business production for our international business.

March 31, 2020 | 10-Q 37

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Life insurance premium breakout is detailed below.

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Premiums:
First year	$2,715	2,274
Renewal	27,104	28,640
Total premiums	$29,819	30,914

Net Investment Income.  Net investment income increased primarily due to the growth in average invested assets and a strategic focus on increasing yields in a prudent manner.

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
(In thousands, except for %)	2020	2019	2019
Net investment income, annualized	$45,920	44,779	40,677
Average invested assets, at amortized cost	1,057,428	1,016,055	1,003,732
Annualized yield on average invested assets	4.34%	4.41%	4.05%

The annualized yield in the first quarter of 2020 increased markedly compared to the first quarter of 2019. We are continually adjusting our investment management strategy to identify opportunities to improve our yields while maintaining risk discipline. This continues to be a challenge in the current low interest rate environment. The annualized yield in the first quarter of 2020 declined compared to the three months ended December 31, 2019 as we faced a continued low interest rate environment and a particularly challenging investment environment during the first quarter of the year.

Realized Investment Gains (Losses), Net.  The realized gain for the first quarter of 2020 was primarily due to a $0.9 million gain on an equity purchase made during the quarter as we were able to take advantage of the market dislocation to identify attractive risk-adjusted opportunities, as previously noted. We recorded a realized gain of $5.5 million during the first quarter of 2019 related to the sale of our former corporate headquarters in Austin, Texas.

March 31, 2020 | 10-Q 38

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations. The following table represents the amount of claims and surrenders incurred within the Life Insurance segment for the first quarter of 2020 compared to the same period in 2019.

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Claims and Surrenders:
Death claims	$1,725	1,848
Surrender benefits	11,303	8,875
Endowment benefits	2,736	3,074
Matured endowments	3,600	2,558
Accident and health benefits	27	38
Other policy benefits	769	769
Total claims and surrenders	$20,160	17,162

•Death claims expense was favorable for the first quarter of 2020 compared with the same period in 2019. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels. We are closely monitoring claim volumes to evaluate whether there is a delay in reporting or filing for benefits as a result of the COVID-19 pandemic.
•Surrenders increased 27.4% for the first quarter of 2020 compared to the same period in 2019. As we have a mature book of business, the majority of policy surrender benefits paid are for policies in the later durations of their terms, after the surrender charges have been reduced or have ended.
•Endowment benefits primarily result from the election by policyholders of a product feature providing an annual guaranteed benefit.  This is a fixed benefit over the life of the contract, thus this expense will vary with new sales and persistency of the business.
•Matured endowments increased 40.7% for the first quarter of 2020 compared to the same period in 2019, as a large number of our endowment contracts reached maturity in the current period. We anticipate this trend will continue as endowment products sold reach their stated maturities.
•Other policy benefits resulted primarily from interest paid on premium deposits and policy benefit accumulations.

March 31, 2020 | 10-Q 39

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Increase in Future Policy Benefit Reserves.  The decrease in policy benefit reserves for the first quarter of 2020 compared to the same period last year was due primarily to increases in surrender and maturity activity in the current period as described above.

Policyholders' Dividends. Policyholders' dividends were slightly higher for the first quarter of 2020 compared to the same period in 2019. The increase was due to changes in persistency and production.

Commissions.  Commission expense increased slightly during the first quarter of 2020 as we experienced higher first year premiums compared to the same period last year. Commission expense is driven primarily, but not exclusively, by new business as commission rates paid are higher on first year premium sales.

Other General Expenses.   Expenses are allocated by segment based upon an annual expense study performed by the Company. Expenses decreased for the first quarter of 2020 due to lower audit, consulting and employee-related expenses compared to the same period last year.

Capitalization of Deferred Policy Acquisition Costs.  Capitalized costs fluctuate in direct relation to commissions, increasing for the first quarter of 2020, based upon first year and renewal premiums and commissions paid compared to the same period in 2019.

Amortization of Deferred Policy Acquisition Costs.  Amortization costs fluctuate with changes in first year premium activity, surrenders, and persistency in general. As previously described, persistency is monitored closely by the Company.

HOME SERVICE INSURANCE

We operate in the Home Service insurance market through our subsidiaries SPLIC, MGLIC and SPFIC, and focus on the life insurance needs of the middle and lower income markets, primarily in Louisiana, Mississippi and Arkansas.  Our policies are sold and serviced through a home service marketing distribution system of employee-agents who work full time on a debit route system and through funeral homes that sell policies, collect premiums and service policyholders.

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended
	March 31,
(In thousands)	2020	2019
State:
Louisiana	$10,506	10,643
Mississippi	496	506
Arkansas	463	387
Other States	246	227
Total	$11,711	11,763

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

March 31, 2020 | 10-Q 40

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

We provide final expense ordinary life insurance and annuity products primarily to middle and lower income individuals and families in Louisiana, Mississippi and Arkansas.

The results of operations for the Home Service Insurance segment for the periods indicated are as follows.

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Revenue:
Premiums	$11,498	11,550
Net investment income	3,332	3,086
Realized investment gains (losses), net	(1,717)	484
Other income	18	1
Total revenue	13,131	15,121
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	6,289	5,871
Increase in future policy benefit reserves	1,325	986
Policyholders' dividends	8	10
Total insurance benefits paid or provided	7,622	6,867
Commissions	3,375	3,511
Other general expenses	4,316	5,070
Capitalization of deferred policy acquisition costs	(1,088)	(1,126)
Amortization of deferred policy acquisition costs	801	836
Amortization of cost of insurance acquired	250	297
Total benefits and expenses	15,276	15,455
Loss before federal income tax expense	$(2,145)	(334)

Premiums.  Premiums were down slightly for the first quarter of 2020 compared to the same period in 2019 as sales of new policies and in-person premium collections were negatively impacted during March by COVID-19-related temporary office closures and social distancing requirements, as noted in our “Current Financial Highlights” above and in our Risk Factors discussed in Part II, Item 1A herein.

Net Investment Income.  Net investment income for our Home Service Insurance segment increased compared to the same period last year as both yields and average invested assets increased from the previous period. Annualized yield on invested assets also increased during the first quarter of 2020 compared to the three months ended December 31, 2019. We continue to be successful as we endeavor to improve our portfolio performance in

March 31, 2020 | 10-Q 41

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

a prudent manner, despite the continuing challenging investment environment. Net investment income yield for our Home Service Insurance segment is summarized below.

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
(In thousands, except for %)	2020	2019	2019

Net investment income, annualized	$13,328	13,058	12,755
Average invested assets, at amortized cost	297,728	293,497	292,262
Annualized yield on average invested assets	4.48%	4.45%	4.36%

Realized Investment Gains (Losses), Net.  Realized net losses for the three months ended March 31, 2020 were primarily related to equity securities fair value adjustments of $1.6 million, as we faced an historically challenging equities market in the first quarter.

Claims and Surrenders.  These amounts fluctuate from period to period but were generally within anticipated ranges based upon management's expectations.

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Claims and Surrenders:
Death claims	$4,864	4,639
Surrender benefits	752	864
Endowment benefits	3	2
Matured endowments	153	123
Property claims	487	218
Accident and health benefits	26	20
Other policy benefits	4	5
Total claims and surrenders	$6,289	5,871

•Death claims expense fluctuates based upon reported claims. We experienced a small increase in reported claims in the first quarter compared to the same period in 2019. Mortality experience is closely monitored by the Company as a key performance indicator and amounts were within expected levels.
•Surrender benefits decreased for the first quarter of 2020, but were within anticipated ranges based on management expectations.
•Property claims increased in the first quarter of 2020 as we experienced significantly higher average claim payouts and more claim activity compared to the same period last year.

Commissions.  Commission expense decreased for the first quarter of 2020 compared to the same period in 2019, consistent with premium collection levels.

Other General Expenses.  Expenses are allocated by segment based upon an annual expense study performed by the Company. Expenses decreased for the three months ended March 31, 2020 compared to the same period in 2019 due primarily to lower audit and employee-related expenses.

March 31, 2020 | 10-Q 42

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs decreased for the first quarter of 2020 compared to the same period in 2019.  DAC capitalization is directly correlated to fluctuations in new business and commissions.

OTHER NON-INSURANCE ENTERPRISES

This represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP, which typically results in a loss. Losses reported for the three months ended March 31, 2020 and 2019, respectively, are also impacted by general expenses.

INVESTMENTS

The administration of our investment portfolios is handled by our management and a third-party investment manager pursuant to board-approved investment guidelines, with all trading activity approved by each board of Citizens and its insurance subsidiaries.  The guidelines used require that fixed maturities, both government and corporate, are investment grade and comprise a majority of the investment portfolio.  State insurance statutes prescribe the quality and percentage of the various types of investments that may be made by insurance companies and generally permit investments in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, mortgage loans and real estate within certain specified percentages.  The invested assets are intended to mature in accordance with the average maturity of our insurance products and provide the cash flow for our insurance company subsidiaries to meet their respective policyholder obligations.

The following table shows the carrying value of each invested asset and the percentage to total invested assets.

Carrying Value	March 31, 2020		December 31, 2019
(In thousands, except for %)	Amount	%	Amount	%
Cash and Invested Assets
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$16,678	1.1%	$15,878	1.0%
States and political subdivisions (1)	503,295	33.6%	536,284	35.1%
Corporate	651,894	43.5%	650,088	42.6%
Mortgage-backed (2)	140,478	9.4%	131,387	8.6%
Asset-backed	43,777	2.9%	44,203	2.9%
Foreign governments	122	—%	119	—%
Total fixed maturity securities	1,356,244	90.5%	1,377,959	90.2%
Short-term investments	690	0.1%	1,301	0.1%
Cash and cash equivalents	34,944	2.3%	46,205	3.0%
Other investments:
Policy loans	81,329	5.4%	82,005	5.4%
Equity securities	19,369	1.3%	16,033	1.1%
Real estate and other long-term investments	5,751	0.4%	2,956	0.2%
Total cash and invested assets	$1,498,327	100.0%	$1,526,459	100.0%
(1) Includes $186.4 million and $188.1 million of of securities guaranteed by third parties at March 31, 2020 and December 31, 2019, respectively.
(2) Includes $139.9 million and $130.1 million of U.S. Government-sponsored enterprises at March 31, 2020 and December 31, 2019, respectively.

March 31, 2020 | 10-Q 43

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Cash and cash equivalents decreased as of March 31, 2020 compared to December 31, 2019 due to timing of cash inflows and investments of cash into marketable securities.

At March 31, 2020, investments in fixed maturity and equity securities were 91.8% of our total invested assets. All of our fixed maturities were classified as available-for-sale securities at March 31, 2020 and December 31, 2019. We had no fixed maturity or equity securities that were classified as trading securities at March 31, 2020 or December 31, 2019.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2020 and December 31, 2019.

Carrying Value	March 31, 2020		December 31, 2019
(In thousands, except for %)	Amount	%	Amount	%
AAA	$47,468	3.5%	$56,977	4.1%
AA	501,434	37.0%	513,190	37.2%
A	388,436	28.6%	385,345	28.0%
BBB	391,248	28.8%	406,515	29.5%
BB and other	27,658	2.1%	15,932	1.2%
Totals	$1,356,244	100.0%	$1,377,959	100.0%

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

Non-investment grade securities are the result of downgrades of issuers or securities acquired during acquisitions of companies, as the Company does not purchase below investment grade securities. We are closely monitoring credit ratings for potential downgrades due to the COVID-19 pandemic.

The Company has no direct sovereign European debt exposure as of March 31, 2020.

March 31, 2020 | 10-Q 44

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

As of March 31, 2020, the Company held municipal fixed maturity securities that include third-party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type as of March 31, 2020.

	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Municipal fixed maturity securities shown including third-party guarantees
AAA	$26,052	25,592	12,257	11,956	—	—	38,309	37,548	7.9%
AA	102,178	98,517	158,152	151,590	12,747	11,299	273,077	261,406	54.5%
A	23,481	22,303	128,858	118,957	7,688	7,067	160,027	148,327	31.0%
BBB	4,794	4,796	12,721	12,245	1,532	1,450	19,047	18,491	3.9%
BB and other	4,830	4,970	8,005	7,877	—	—	12,835	12,847	2.7%
Total	$161,335	156,178	319,993	302,625	21,967	19,816	503,295	478,619	100.0%

Municipal fixed maturity securities shown excluding third-party guarantees
AAA	$5,013	4,899	520	512	—	—	5,533	5,411	1.1%
AA	79,109	77,966	86,522	83,403	8,209	7,054	173,840	168,423	35.2%
A	38,184	36,421	166,299	154,896	10,612	9,793	215,095	201,110	42.0%
BBB	10,011	9,641	29,004	27,934	—	—	39,015	37,575	7.9%
BB and other	29,018	27,251	37,648	35,880	3,146	2,969	69,812	66,100	13.8%
Total	$161,335	156,178	319,993	302,625	21,967	19,816	503,295	478,619	100.0%

The table below shows the categories in which the Company held investments in special revenue bonds that were greater than 10% of fair value based upon the Company's portfolio of fixed maturity securities at March 31, 2020.

(In thousands)	Fair Value	Amortized Cost	% of Total Fair Value

Utilities	$109,272	102,894	21.7%
Education	84,595	79,277	16.8%

The Company's municipal holdings are spread across many states, however, municipal fixed maturity securities from Texas comprise the most significant concentration of the total municipal holdings portfolio as of March 31, 2020. The Company holds 15.8% of its municipal holdings in Texas issuers as of March 31, 2020. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of March 31, 2020.

March 31, 2020 | 10-Q 45

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The table below represents the Company's detailed exposure to municipal holdings in Texas at March 31, 2020.

March 31, 2020	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas municipal fixed maturity securities shown including third-party guarantees
AAA	$25,050	24,669	9,366	9,080	—	—	34,416	33,749
AA	23,793	23,338	13,710	12,930	—	—	37,503	36,268
A	—	—	6,641	6,014	—	—	6,641	6,014
BBB	—	—	—	—	—	—	—	—
BB and other	—	—	829	776	—	—	829	776
Total	$48,843	48,007	30,546	28,800	—	—	79,389	76,807
Texas municipal fixed maturity securities shown excluding third-party guarantees
AAA	$4,597	4,485	—	—	—	—	4,597	4,485
AA	35,910	35,500	12,860	12,547	—	—	48,770	48,047
A	6,084	5,866	12,803	11,671	—	—	18,887	17,537
BBB	1,235	1,155	553	530	—	—	1,788	1,685
BB and other	1,017	1,001	4,330	4,052	—	—	5,347	5,053
Total	$48,843	48,007	30,546	28,800	—	—	79,389	76,807

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

For the three months ended March 31, 2020, the Company recorded no credit valuation losses on fixed maturity securities and recognized no fixed maturity investment impairments for the three months ended March 31, 2019.

Information on both unrealized and realized gains and losses by category is set forth in Note 5. Investments of the notes to our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations. We expect to meet our cash needs for the next 12 months with cash flows from our insurance operations. We manage our insurance operations as described herein in order to ensure that we have stable and reliable sources of cash flows to meet our obligations. We are closely monitoring the impact that the COVID-19 pandemic may have on our liquidity and capital resources.

Citizens is a holding company and has had minimal operations of its own. Our assets consist of the capital stock of our subsidiaries, cash, fixed maturity securities, mutual funds and real estate held-for-sale. Thus, our liquidity requirements are met primarily by funds provided from insurance operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of our funds, while investment purchases, payments of policy benefits to policyholders, and operating expenses are the primary uses of our funds.  Historically, we have not had to liquidate investments to provide cash flow, and there were no liquidity issues during the three months ended March 31, 2020.  Cash flows from operating activities were $14.1 million and $17.9 million for the three months ended March 31, 2020 and 2019, respectively.

We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income

March 31, 2020 | 10-Q 46

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

securities.  Net cash outflows from investing activities totaled $26.2 million and $28.8 million for the three months ended March 31, 2020 and 2019, respectively. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.  The Company's cash outflows from financing activities were $0.8 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.

Our investments consist of 92.7% of marketable fixed maturity securities classified as available-for-sale and 1.3% of equity securities that could be readily converted to cash for liquidity needs. A large portion of our fixed maturity security investment portfolio will mature in the next several years and could be called sooner. We were subject to significant call activity beginning in 2009 due to the declining interest rate environment, which required us to reinvest in fixed maturity securities with shorter durations that are now approaching maturity. We will need to reinvest these maturing funds in the current low interest rate environment. Our profitability could be negatively impacted depending on the market rates at the time of reinvestment. This could result in a decrease in our spread between our policy liability crediting rates and our investment earned rates which could also negatively impact our liquidity. Our investment portfolio (and, specifically, the valuations of investment assets we hold) has also been, and may continue to be, adversely affected as a result of market developments from the COVID-19 pandemic and uncertainty regarding its outcome. Moreover, changes in interest rates, reduced liquidity or a continued slowdown in the U.S. or in global economic conditions may also adversely affect the values and cash flows of these assets.

A primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals.  We include provisions in our insurance policies, such as surrender charges, that help limit and discourage early withdrawals.  Since these contractual withdrawals, as well as the level of surrenders experienced, have been largely consistent with our assumptions in asset liability management, our associated cash outflows historically have not had an adverse impact on our overall liquidity.  We have not experienced increased surrenders due to the COVID-19 pandemic, however we continue to monitor surrenders and early withdrawals. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy.  An extraordinary level of payment of death benefits can also be a liquidity risk. However, some of our policies include pandemic exclusions and we carry reinsurance to offset some of these risks. While mortality experience is closely monitored by the Company and the activity has historically been within expected levels, we cannot predict whether we will see increased death benefit payouts as a result of the COVID-19 pandemic. We have had to place a moratorium on policy cancellations or non-renewals for nonpayments of premium and forbearance on premium collections in our Home Service Insurance segment due to state mandates which could increase our death claims. Cash flow projections and cash flow tests under various market interest rate scenarios are performed annually to assist in evaluating liquidity needs and adequacy.

Our whole life and endowment products provide the policyholder with alternatives once the policy matures. The policyholder can choose to take a lump sum payout or leave the money on deposit at interest with the Company. As of March 31, 2020, the Company has a significant amount of endowment products representing 41% of total insurance in force. Approximately 10% of the endowments in force will mature in the next five years. Policyholder election behavior is unknown, but if policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell securities at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the market rate we are earning on our investments. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds, but we will monitor closely our policyholder behavior patterns.

We have established a liability of $10.0 million, net of tax, as of March 31, 2020 for probable liabilities and expenses associated with a tax compliance matter as described in Note 7. Commitments and Contingencies in the notes to our consolidated financial statements, which represents management’s estimate of this contingent liability. This estimate and range include projected settlement amounts payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result

March 31, 2020 | 10-Q 47

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

We are subject to regulatory capital requirements that could affect the Company’s ability to access capital from our insurance operations or cause the Company to have to put additional cash in our wholly-owned subsidiaries. Our cash flows depend primarily upon the availability of statutorily permissible payments, primarily payments under management agreements from our life insurance subsidiaries or dividend payments from the subsidiaries.

Our domestic companies are subject to minimum capital requirements set by the NAIC in the form of risk-based capital ("RBC").  RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves.  Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a parental guarantee between Citizens and CICA, Citizens' wholly-owned subsidiary domiciled in Colorado, to maintain a RBC level above 350%. At March 31, 2020, our domestic insurance subsidiaries were above the required minimum RBC levels.

CICA Ltd. is a Bermuda domiciled company. The Bermuda Monetary Authority ("BMA") requires Bermuda insurers to maintain available statutory economic capital and surplus at a level equal to or in excess of its enhanced capital requirement (“ECR”). As described in Note 4. Stockholders' Equity and Restrictions, because of the disruption that the COVID-19 pandemic has had on the worldwide economy, the fair value of our assets has decreased and interest rates also have decreased which increased the fair value of our statutory economic insurance liabilities. As a result, CICA Ltd.’s statutory economic capital and surplus at March 31, 2020 was below the Target Capital Level ("TCL") by $8.9 million. Pursuant to the insurance laws in Bermuda, CICA Ltd. has notified the BMA of this shortfall and will file a written report containing details of the circumstances leading to the shortfall and a plan detailing the manner, specific actions to be taken and the time within which CICA Ltd. intends to rectify the failure. Because the fair value of our assets has increased significantly since March 31, 2020, the Company believes that the failure has been rectified as of April 30, 2020. However, due to continued uncertainty surrounding the impacts of COVID-19, there could be scenarios that require the Company to either inject capital into CICA Ltd. or issue a parental guarantee.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in contractual obligations from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.  The Company does not have off-balance sheet arrangements at March 31, 2020.  We do not utilize special purpose entities as investment vehicles, nor are there

March 31, 2020 | 10-Q 48

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

CRITICAL ACCOUNTING POLICIES

We believe that the accounting policies set forth Note 1. Financial Statements of our consolidated financial statements and "Critical Accounting Policies" in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

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

The following table summarizes net unrealized gains and losses as of the dates indicated.

	March 31, 2020			December 31, 2019
(In thousands)	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	Fair Value	Net Unrealized Gains
Total fixed maturity securities	$1,314,907	1,356,244	41,337	1,293,853	1,377,959	84,106
Total equity securities	$19,528	19,369	(159)	15,055	16,033	978

MARKET RISK RELATED TO INTEREST RATES

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 92.7% of our investment portfolio based on carrying value as of March 31, 2020.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturity investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies and state and political subdivisions, and corporate bonds.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our fixed maturity and equity securities as of March 31, 2020 were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our fixed maturity and equity securities.  The interest rate of the ten-year U.S. Treasury bond decreased to 0.70% at March 31, 2020 from 1.92% at December 31, 2019.  Net unrealized gains on fixed maturity securities totaled $41.3 million at March 31, 2020, compared to $84.1 million at December 31, 2019. Generally, fair values of our securities increase in a declining

March 31, 2020 | 10-Q 49

CITIZENS, INC.

interest rate environment, however, economic and other credit events can have a significant impact on the fair values of our securities. The market disruption from COVID-19 has significantly affected the fair values of our securities.

The fixed maturity security portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable. A decreasing interest rate environment can result in increased call activity, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments classified as trading instruments.  All of the Company's fixed maturity securities were classified as available-for-sale at March 31, 2020.  At March 31, 2020 and December 31, 2019, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

MARKET RISK RELATED TO EQUITY PRICES

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 1.3% of our total investments based upon carrying value at March 31, 2020, with 70.4% invested in diversified equity and bond mutual funds. See further discussion in Note 5. Investments in the notes to our consolidated financial statements.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2020.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended March 31, 2020, there were no changes in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

March 31, 2020 | 10-Q 50

CITIZENS, INC.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

“Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”) includes a discussion of our legal proceedings. There have been no material changes from the legal proceedings described in our Form 10-K.

Item 1A. RISK FACTORS

“Item 1A. Risk Factors” of our Form 10-K includes a discussion of our risk factors. There have been no material changes from the risk factors included in our Form 10-K, except as discussed below.

Major public health issues, and specifically the pandemic caused by the spread of COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.

We are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our business; however, due to the evolving and highly uncertain nature of this event, the extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition or liquidity or prospects will depend on future developments which are highly uncertain and cannot be predicted. Some of the ways in which COVID-19, or other major public health issues, could affect our business are addressed below.

As discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, our liquidity requirements are met primarily by funds provided by our insurance operations. Increased economic uncertainty and increased unemployment resulting from the economic impacts of the spread of COVID-19 may affect our premium deposits as policyholders may not be able to pay premiums on existing policies and potential customers may not take out new policies in order to conserve cash. We may offer relief to policyholders (e.g. extending grace periods), which may also impact our operating cash flow. Many of our policies are sold via in-person meetings. Due to shelter-in-place orders and limitations on interpersonal interactions, the lack of face-to-face meetings could negatively impact sales. Additionally, due to these limitations as well as disruptions to international mail delivery to and from the United States, customers that pay premiums in cash may not be able to deliver premium payments.

Additional liquidity risks may include increased costs associated with claims under our life insurance products if there are an unusually large number of illnesses or deaths. The economic impacts of the spread of COVID-19 may also result in policyholders seeking sources of liquidity and they may withdraw funds at rates greater than we previously expected.

Our investment portfolio may be adversely affected by market volatility, changes in interest rates, reduced liquidity, or by a slowdown in U.S or global economic conditions caused by the COVID-19 pandemic or the uncertainty of its outcome. Extreme market volatility may leave us unable to react to market events in a prudent manner consistent with our historical practices in dealing with more orderly markets.

While governmental and non-governmental organizations are engaging in efforts to combat the spread and severity of the COVID-19 pandemic and related public health issues, these measures may not be effective. We also cannot predict how legal and regulatory responses to concerns about the COVID-19 pandemic and related public health issues will impact our business. Such events or conditions could result in additional regulation or restrictions affecting the conduct of our business in the future.

March 31, 2020 | 10-Q 51

CITIZENS, INC.

We believe that regulatory approval will soon be granted allowing a transfer of ownership of our Class B common stock, which elects a simple majority of our Board of Directors, from our founder's trust to a 501(c)(3) charitable foundation established by our founder, effectively transferring control of our company to the foundation. This approval could affect the Company’s liquidity and results of operations if our Chief Executive Officer and President were to resign or be terminated without cause, in which case, the Company would have to pay severance. Additionally, we cannot determine if this transfer of control will cause any changes to our Board of Directors, management, operations, or strategies will occur.

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

As discussed above in Part I, Item 1 “Financial Information” – Note 10, “Subsequent Events”, in April 2020, we were notified by the Colorado Division of Insurance that it was going to recommend that the Colorado Insurance Commissioner approve the Form A filing of the Trust and the Foundation that would allow the Trust to transfer ownership of all of its Class B common stock to the Foundation. Since Citizens, Inc. is domiciled in Colorado, we believe that once the Colorado Division of Insurance approves the transfer of the shares from the Trust to the Foundation, the insurance regulators in Louisiana, Texas and Mississippi, the states in which our subsidiaries are domiciled, will also approve the transfer. Upon receiving all such approvals, the Company will record the transfer of the controlling Class B common stock from the Trust to the Foundation in the Company's shareholder records.

The regulatory approval of the transfer of the Class B shares from the Trust to the Foundation triggers the first of two clauses constituting a “change in control” in the Employment Agreement by and between the Company and Geoffrey M. Kolander, our Chief Executive Officer and President. If Mr. Kolander is terminated by the Company without cause or resigns from the Company within 18 months following his receipt of written notice of the regulatory approval, he will be entitled to a cash severance totaling $8.8 million and full vesting of all outstanding Restricted Stock Units held by Mr. Kolander. See “Executive Employment Agreement” beginning on page 36 and “Potential Payments Upon Termination or Change-in-Control” beginning on page 38 of the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on April 23, 2020 for a full description of Mr. Kolander’s employment agreement and the change-in-control payments.

The Foundation is organized as a public support charity for the benefit of its charitable beneficiaries, Baylor University and Southwestern Baptist Theological Seminary, and is governed by a board of trustees. It is unclear what, if any, change may occur to our Board, management, operations, or strategies as a result of ownership of our Class B common stock by the Foundation.

Our insurance subsidiaries are subject to regulatory capital requirements that could cause the Company to have to infuse additional cash in our wholly-owned subsidiaries, which could negatively impact our liquidity.

Each of our regulated insurance subsidiaries is required to meet stipulated regulatory capital requirements. These include capital requirements imposed by the NAIC and the BMA.

An inability to meet applicable regulatory capital requirements may lead to intervention by a relevant regulator, which, in the interests of our policyholders, may require us to take steps to restore regulatory capital to acceptable levels. This could result in us having to move cash from Citizens, or take other measures to increase capital to such impacted subsidiary, resulting in less available liquidity to utilize at the holding company level.

March 31, 2020 | 10-Q 52

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

3.2	Third Amended and Restated Bylaws dated November 2, 2017 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on November 8, 2017)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
* Filed herewith.

March 31, 2020 | 10-Q 53

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Geoffrey M. Kolander
Geoffrey M. Kolander
President, Chief Executive Officer and Director

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin
Vice President, Chief Financial Officer and Treasurer

Date:	May 7, 2020

March 31, 2020 | 10-Q 54