Form 10-Q
period 2020-06-30
CITIZENS, INC.
filed 2020-08-05
CIK 24090

                    DRAFT 6
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 31, 2020, the Registrant had 52,490,804 shares of Class A common stock outstanding and 1,001,714 shares of Class B common stock outstanding.

                    DRAFT 6

THIS PAGE INTENTIONALLY LEFT BLANK

                    DRAFT 6

June 30, 2020 | 10-Q 1

Table of Contents            DRAFT 6
PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets

(In thousands)	June 30, 2020	December 31, 2019
Assets	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $1,295,628 and $1,293,853 in 2020 and 2019, respectively)	$1,417,317	1,377,959
Equity securities, at fair value	20,698	16,033
Policy loans	84,171	82,005
Real estate held-for-sale	2,571	2,571
Other long-term investments (portion measured at fair value $9,079 in 2020; less allowance for losses of $11 in 2020)	9,452	385
Short-term investments	—	1,301
Total investments	1,534,209	1,480,254
Cash and cash equivalents	52,375	46,205
Accrued investment income	16,884	17,453
Receivable for securities	3,320	—
Reinsurance recoverable	2,971	3,696
Deferred policy acquisition costs	145,494	149,249
Cost of insurance acquired	12,574	13,455
Goodwill and other intangible assets	13,573	13,575
Property and equipment, net	16,592	5,904
Due premiums	11,952	12,656
Other assets (less allowance for losses of $472 in 2020)	2,992	2,489
Total assets	$1,812,936	1,744,936

See accompanying Notes to Consolidated Financial Statements.

June 30, 2020 | 10-Q 2

Table of Contents            DRAFT 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets, Continued

(In thousands, except share amounts)	June 30, 2020	December 31, 2019
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,235,083	1,218,757
Annuities	77,954	76,380
Accident and health	882	1,031
Dividend accumulations	31,672	29,211
Premiums paid in advance	41,803	43,102
Policy claims payable	9,204	8,059
Other policyholders' funds	19,976	18,192
Total policy liabilities	1,416,574	1,394,732
Commissions payable	1,913	2,514
Current federal income tax payable	47,730	44,622
Deferred federal income tax payable	15,320	12,428
Payable for securities in process of settlement	1,517	—
Other liabilities	40,089	30,804
Total liabilities	1,523,143	1,485,100
Commitments and contingencies (Note 7)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 52,490,804 and 52,364,993 shares issued and outstanding in 2020 and 2019, respectively, including shares in treasury of 3,135,738 in 2020 and 2019	261,901	261,515
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2020 and 2019	3,184	3,184
Accumulated deficit	(75,975)	(70,969)
Accumulated other comprehensive income:
Net unrealized gains on fixed maturity securities, net of tax	111,694	77,117
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	289,793	259,836
Total liabilities and stockholders' equity	$1,812,936	1,744,936

See accompanying Notes to Consolidated Financial Statements.

June 30, 2020 | 10-Q 3

Table of Contents            DRAFT 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Revenues:
Premiums:
Life insurance	$40,185	42,313	80,131	83,293
Accident and health insurance	248	345	509	668
Property insurance	1,063	1,146	2,173	2,307
Net investment income	14,915	15,315	30,084	29,111
Realized investment gains (losses), net	1,448	(2,869)	142	3,092
Other income	482	616	1,024	801
Total revenues	58,341	56,866	114,063	119,272
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	27,754	27,024	54,203	50,057
Increase in future policy benefit reserves	8,237	9,472	17,708	21,771
Policyholders' dividends	1,328	1,423	2,561	2,605
Total insurance benefits paid or provided	37,319	37,919	74,472	74,433
Commissions	6,714	8,384	14,567	16,268
Other general expenses	11,139	11,949	22,612	26,081
Capitalization of deferred policy acquisition costs	(3,731)	(5,412)	(8,740)	(10,240)
Amortization of deferred policy acquisition costs	6,061	6,931	12,180	13,208
Amortization of cost of insurance acquired	401	418	769	837
Total benefits and expenses	57,903	60,189	115,860	120,587
Income (loss) before federal income tax	438	(3,323)	(1,797)	(1,315)
Federal income tax expense	1,465	1,242	2,814	7,052
Net income (loss)	(1,027)	(4,565)	(4,611)	(8,367)
Per Share Amounts:
Basic and diluted losses per share of Class A common stock	(0.02)	(0.09)	(0.09)	(0.17)
Basic and diluted losses per share of Class B common stock	(0.01)	(0.04)	(0.05)	(0.08)
Other Comprehensive Income:
Unrealized gains on fixed maturity securities:
Unrealized holding gains arising during period	80,508	31,220	37,579	60,021
Reclassification adjustment for losses (gains) included in net income (loss)	(87)	(81)	45	23
Unrealized gains on fixed maturity securities, net	80,421	31,139	37,624	60,044
Income tax expense on unrealized gains on fixed maturity securities	5,774	2,163	3,047	4,188
Other comprehensive income	74,647	28,976	34,577	55,856
Total comprehensive income	$73,620	24,411	29,966	47,489

See accompanying Notes to Consolidated Financial Statements.

June 30, 2020 | 10-Q 4

Table of Contents            DRAFT 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stock-holders' equity
(In thousands)	Class A	Class B

Balance at December 31, 2019	$261,515	3,184	(70,969)	77,117	(11,011)	259,836
Accounting standards adopted January 1, 2020	—	—	(395)	—	—	(395)
Comprehensive income (loss):
Net income (loss)	—	—	(3,584)	—	—	(3,584)
Unrealized investment gains (losses), net	—	—	—	(40,070)	—	(40,070)
Total comprehensive income (loss)	—	—	(3,584)	(40,070)	—	(43,654)
Stock-based compensation	(53)	—	—	—	—	(53)
Balance at March 31, 2020	261,462	3,184	(74,948)	37,047	(11,011)	215,734
Comprehensive income (loss):
Net income (loss)	—	—	(1,027)	—	—	(1,027)
Unrealized investment gains (losses), net	—	—	—	74,647	—	74,647
Total comprehensive income (loss)	—	—	(1,027)	74,647	—	73,620
Stock-based compensation	439	—	—	—	—	439
Balance at June 30, 2020	$261,901	3,184	(75,975)	111,694	(11,011)	289,793

Balance at December 31, 2018	$259,793	3,184	(69,599)	5,366	(11,011)	187,733
Comprehensive income (loss):
Net income (loss)	—	—	(3,802)	—	—	(3,802)
Unrealized investment gains (losses), net	—	—	—	26,880	—	26,880
Total comprehensive income (loss)	—	—	(3,802)	26,880	—	23,078
Stock-based compensation	1,083	—	—	—	—	1,083
Balance at March 31, 2019	260,876	3,184	(73,401)	32,246	(11,011)	211,894
Comprehensive income (loss):
Net income (loss)	—	—	(4,565)	—	—	(4,565)
Unrealized investment gains (losses), net	—	—	—	28,976	—	28,976
Total comprehensive income (loss)	—	—	(4,565)	28,976	—	24,411
Stock-based compensation	127	—	—	—	—	127
Balance at June 30, 2019	$261,003	3,184	(77,966)	61,222	(11,011)	236,432

See accompanying Notes to Consolidated Financial Statements.

June 30, 2020 | 10-Q 5

Table of Contents            DRAFT 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30, (In thousands)	2020	2019
Cash flows from operating activities:
Net income (loss)	$(4,611)	(8,367)
Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
Realized investment (gains) losses on sale of investments and other assets	(142)	(3,092)
Net deferred policy acquisition costs	3,440	2,968
Amortization of cost of insurance acquired	769	837
Depreciation	422	848
Amortization of premiums and discounts on investments	4,683	7,288
Stock-based compensation	632	1,587
Deferred federal income tax benefit	(76)	(94)
Change in:
Accrued investment income	569	(453)
Reinsurance recoverable	725	208
Due premiums	704	2,768
Future policy benefit reserves	17,593	21,629
Other policyholders' liabilities	4,091	1,688
Federal income tax payable	3,108	7,146
Commissions payable and other liabilities	(2,690)	(284)
Other, net	(665)	(3,271)
Net cash provided by (used in) operating activities	28,552	31,406
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(113,141)	(111,729)
Sales of fixed maturity securities, available-for-sale	2,982	10,414
Maturities and calls of fixed maturity securities, available-for-sale	101,852	48,568
Purchases of equity securities	(4,473)	—
Principal payments on mortgage loans	5	4
Increase in policy loans, net	(2,166)	(721)
Sales of other long-term investments and real estate	—	6,996
Purchases of other long-term investments	(9,140)	—
Purchases of property and equipment	(38)	(388)
Maturities of short-term investments	1,300	7,940
Purchases of short-term investments	—	(2,455)
Net cash provided by (used in) investing activities	(22,819)	(41,371)

See accompanying Notes to Consolidated Financial Statements.

June 30, 2020 | 10-Q 6

Table of Contents            DRAFT 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(Unaudited)

Six Months Ended June 30, (In thousands)	2020	2019
Cash flows from financing activities:
Annuity deposits	$2,928	3,053
Annuity withdrawals	(2,245)	(3,635)
Other	(246)	(377)
Net cash provided by (used in) financing activities	437	(959)
Net increase (decrease) in cash and cash equivalents	6,170	(10,924)
Cash and cash equivalents at beginning of year	46,205	45,492
Cash and cash equivalents at end of period	$52,375	34,568

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2020 and 2019, various fixed maturity issuers exchanged securities with book values of $3.1 million and $11.9 million, respectively, for securities of equal value.

The Company had net unsettled security trades of $1.8 million at June 30, 2020 and $5.0 million at June 30, 2019.

The Company recognized right-of-use assets of $12.0 million in exchange for new operating lease liabilities during the six months ended June 30, 2020.

See accompanying Notes to Consolidated Financial Statements.

June 30, 2020 | 10-Q 7

Table of Contents            DRAFT 6

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

The consolidated balance sheets as of June 30, 2020, the consolidated statements of operations and comprehensive income (loss) and stockholders' equity for the three and six months ended June 30, 2020 and June 30, 2019 and cash flows for the six months ended June 30, 2020 and June 30, 2019 have been prepared by the Company without audit. In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2020 and for comparative periods have been made. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

We provide primarily life insurance and a small amount of health insurance policies through our insurance subsidiaries - CICA, CICA Ltd., CNLIC, SPLIC and MGLIC.  CICA and CNLIC issued ordinary whole-life policies, credit life and disability, and accident and health related policies, throughout the Midwest and southern U.S. until they ceased most domestic sales beginning January 1, 2017. CICA Ltd. primarily issues endowment and ordinary whole-life policies to non-U.S. residents. SPLIC offers final expense and home service life insurance in Louisiana, Arkansas and Mississippi. SPFIC writes a limited amount of property insurance in Louisiana and Arkansas. MGLIC provides industrial life policies through independent funeral homes in Mississippi.

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

June 30, 2020 | 10-Q 8

Table of Contents            DRAFT 6

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

We initially estimate the fair value of investments in private equity limited partnerships by reference to the transaction price. Subsequently, we obtain the fair value of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are audited annually. Recognition of investment income on these funds is delayed due to the availability of the related financial statements, which are generally obtained from the partnerships' general partners. As a result, our private equity investments are generally reported on a three-month delay. These investments are included in other long-term investments.

(2) ACCOUNTING PRONOUNCEMENTS

ACCOUNTING STANDARDS RECENTLY ADOPTED

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326), with the main objective to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU requires a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the increases or decreases of expected credit losses that have taken place during the period. Credit losses on AFS fixed maturity securities should be measured in a manner similar to current U.S. GAAP; however, the credit losses are recorded through an allowance for credit losses rather than as a write-down. This approach is an improvement to prior U.S. GAAP because an entity will be able to record reversals of credit losses (in situations in which the estimate of credit losses declines) in current period net income, which in turn should align the income statement recognition of credit losses with the reporting period in which changes occur. Prior U.S. GAAP prohibited reflecting those improvements in current-period earnings. The Company adopted this standard effective January 1, 2020 using the modified retrospective approach. The adoption resulted in an increase in accumulated deficit of $0.4 million related to agents' debit balance collectability.

June 30, 2020 | 10-Q 9

Table of Contents            DRAFT 6

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In September 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU requires an entity in a cloud computing arrangement (i.e. hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs should be presented in the same line item on the balance sheet as amounts prepaid for the hosted service, if any (generally as an "other asset"). The capitalized costs will be amortized over the term of the hosting arrangement, with the amortization expense being presented in the same income statement line item as the fees paid for the hosted service. We adopted this standard effective January 1, 2020. The adoption had no impact on our consolidated financial statements.

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

For calendar-year public companies, the changes will be effective on January 1, 2022. In July 2020, the FASB tentatively agreed to defer the original effective date by one year. If finalized, the new guidance will be effective for annual and interim reporting periods beginning January 1, 2023, however early adoption is permitted. The Company is evaluating the impact this guidance will have on our consolidated financial statements. This new guidance is expected to have a material impact on our consolidated financial statements.

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

June 30, 2020 | 10-Q 10

Table of Contents            DRAFT 6

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
statements.  The Company evaluates profit and loss performance based on U.S. GAAP income before federal income taxes for its two reportable segments.

The Company's Other Non-Insurance Enterprises are the only reportable difference between segments and consolidated operations.

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended June 30, 2020
(In thousands)

Revenues:
Premiums	$30,062	11,434	—	41,496
Net investment income	11,345	3,256	314	14,915
Realized investment gains, net	391	924	133	1,448
Other income	482	—	—	482
Total revenue	42,280	15,614	447	58,341
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	20,888	6,866	—	27,754
Increase in future policy benefit reserves	7,384	853	—	8,237
Policyholders' dividends	1,319	9	—	1,328
Total insurance benefits paid or provided	29,591	7,728	—	37,319
Commissions	3,294	3,420	—	6,714
Other general expenses	4,446	4,591	2,102	11,139
Capitalization of deferred policy acquisition costs	(2,716)	(1,015)	—	(3,731)
Amortization of deferred policy acquisition costs	5,419	642	—	6,061
Amortization of cost of insurance acquired	127	274	—	401
Total benefits and expenses	40,161	15,640	2,102	57,903
Income (loss) before federal income tax expense	$2,119	(26)	(1,655)	438

June 30, 2020 | 10-Q 11

Table of Contents            DRAFT 6

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Six Months Ended June 30, 2020
(In thousands)

Revenues:
Premiums	$59,881	22,932	—	82,813
Net investment income	22,825	6,588	671	30,084
Realized investment gains (losses), net	1,126	(793)	(191)	142
Other income	1,006	18	—	1,024
Total revenue	84,838	28,745	480	114,063
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	41,048	13,155	—	54,203
Increase in future policy benefit reserves	15,530	2,178	—	17,708
Policyholders' dividends	2,544	17	—	2,561
Total insurance benefits paid or provided	59,122	15,350	—	74,472
Commissions	7,772	6,795	—	14,567
Other general expenses	9,394	8,907	4,311	22,612
Capitalization of deferred policy acquisition costs	(6,637)	(2,103)	—	(8,740)
Amortization of deferred policy acquisition costs	10,737	1,443	—	12,180
Amortization of cost of insurance acquired	245	524	—	769
Total benefits and expenses	80,633	30,916	4,311	115,860
Income (loss) before federal income tax expense	$4,205	(2,171)	(3,831)	(1,797)

June 30, 2020 | 10-Q 12

Table of Contents            DRAFT 6

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended June 30, 2019
(In thousands)

Revenues:
Premiums	$32,140	11,664	—	43,804
Net investment income	11,612	3,325	378	15,315
Realized investment gains (losses), net	68	152	(3,089)	(2,869)
Other income	614	1	1	616
Total revenue	44,434	15,142	(2,710)	56,866
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	21,316	5,708	—	27,024
Increase in future policy benefit reserves	8,519	953	—	9,472
Policyholders' dividends	1,413	10	—	1,423
Total insurance benefits paid or provided	31,248	6,671	—	37,919
Commissions	4,676	3,708	—	8,384
Other general expenses	6,458	5,332	159	11,949
Capitalization of deferred policy acquisition costs	(4,020)	(1,392)	—	(5,412)
Amortization of deferred policy acquisition costs	6,053	878	—	6,931
Amortization of cost of insurance acquired	138	280	—	418
Total benefits and expenses	44,553	15,477	159	60,189
Loss before federal income tax expense	$(119)	(335)	(2,869)	(3,323)

June 30, 2020 | 10-Q 13

Table of Contents            DRAFT 6

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Six Months Ended June 30, 2019
(In thousands)

Revenues:
Premiums	$63,054	23,214	—	86,268
Net investment income	21,781	6,411	919	29,111
Realized investment gains (losses), net	5,525	636	(3,069)	3,092
Other income	797	2	2	801
Total revenue	91,157	30,263	(2,148)	119,272
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	38,478	11,579	—	50,057
Increase in future policy benefit reserves	19,832	1,939	—	21,771
Policyholders' dividends	2,585	20	—	2,605
Total insurance benefits paid or provided	60,895	13,538	—	74,433
Commissions	9,049	7,219	—	16,268
Other general expenses	12,663	10,402	3,016	26,081
Capitalization of deferred policy acquisition costs	(7,722)	(2,518)	—	(10,240)
Amortization of deferred policy acquisition costs	11,494	1,714	—	13,208
Amortization of cost of insurance acquired	260	577	—	837
Total benefits and expenses	86,639	30,932	3,016	120,587
Income (loss) before federal income tax expense	$4,518	(669)	(5,164)	(1,315)

June 30, 2020 | 10-Q 14

Table of Contents            DRAFT 6

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) STOCKHOLDERS' EQUITY AND RESTRICTIONS

EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share.

Three Months Ended June 30,	2020	2019
(In thousands, except per share amounts)

Basic and diluted earnings per share:
Numerator:
Net loss	$(1,027)	(4,565)
Net loss allocated to Class A common stock	$(1,017)	(4,519)
Net loss allocated to Class B common stock	(10)	(46)
Net loss	$(1,027)	(4,565)

Denominator:
Weighted average shares of Class A outstanding - basic	49,345	49,229
Weighted average shares of Class A outstanding - diluted	49,528	49,280
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic and diluted loss per share of Class A common stock	$(0.02)	(0.09)
Basic and diluted loss per share of Class B common stock	(0.01)	(0.04)

Six Months Ended June 30,	2020	2019
(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net loss	$(4,611)	(8,367)
Net loss allocated to Class A common stock	$(4,565)	(8,283)
Net loss allocated to Class B common stock	(46)	(84)
Net loss	$(4,611)	(8,367)

Denominator:
Weighted average shares of Class A outstanding - basic	49,322	49,229
Weighted average shares of Class A outstanding - diluted	49,506	49,280
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic and diluted loss per share of Class A common stock	$(0.09)	(0.17)
Basic and diluted loss per share of Class B common stock	(0.05)	(0.08)

CAPITAL AND SURPLUS

Each of our regulated insurance subsidiaries is required to meet stipulated regulatory capital requirements. These include capital requirements imposed by the U.S. National Association of Insurance Commissioners ("NAIC") and the Bermuda Monetary Authority ("BMA"). All insurance subsidiaries exceeded the minimum capital requirements at June 30, 2020.

June 30, 2020 | 10-Q 15

Table of Contents            DRAFT 6

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Two key components of available statutory economic capital and surplus were adversely affected at March 31, 2020 due to the disruption that the COVID-19 pandemic has had on the worldwide economy: 1) the fair value of our assets decreased, and 2) interest rates prescribed by the BMA decreased resulting in an increase of our statutory economic insurance liabilities. Since CICA Ltd. failed to meet the TCL at March 31, 2020, we complied with applicable regulations by notifying the BMA in writing and filing a report with the BMA within the required timeframe to provide details of the circumstances leading to the failure. We have had several detailed discussions with the BMA during the second quarter of 2020 and continue to provide details on CICA Ltd.’s financial performance, interest rate sensitivities and corporate strategies. At June 30, 2020, CICA Ltd. was above the TCL threshold and although we continue to hold discussions with the BMA, there has been no capital or management action required.

(5) INVESTMENTS

The Company invests primarily in fixed maturity securities, which totaled 89.2% of total cash and invested assets at June 30, 2020, as shown below.

Carrying Value (In thousands, except for %)	June 30, 2020		December 31, 2019
	Amount	%	Amount	%

Cash and invested assets:
Fixed maturity securities	$1,417,317	89.2%	$1,377,959	90.2%
Equity securities	20,698	1.3%	16,033	1.1%
Policy loans	84,171	5.3%	82,005	5.4%
Real estate and other long-term investments	12,023	0.8%	2,956	0.2%
Short-term investments	—	—%	1,301	0.1%
Cash and cash equivalents	52,375	3.4%	46,205	3.0%
Total cash and invested assets	$1,586,584	100.0%	$1,526,459	100.0%

June 30, 2020 | 10-Q 16

Table of Contents            DRAFT 6

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the amortized cost, gross unrealized gains and losses and fair value of fixed maturities as of the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,570	2,070	—	11,640
U.S. Government-sponsored enterprises	3,503	1,378	—	4,881
States and political subdivisions	427,529	28,965	675	455,819
Corporate:
Financial	193,818	20,018	555	213,281
Consumer	157,302	20,113	1,450	175,965
Energy	81,201	4,854	1,904	84,151
All Other	255,584	27,951	1,048	282,487
Commercial mortgage-backed	278	—	7	271
Residential mortgage-backed	118,250	23,467	—	141,717
Asset-backed	48,491	165	1,672	46,984
Foreign governments	102	19	—	121
Total fixed maturity securities	$1,295,628	129,000	7,311	1,417,317

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,709	1,638	—	11,347
U.S. Government-sponsored enterprises	3,516	1,015	—	4,531
States and political subdivisions	512,239	24,285	240	536,284
Corporate:
Financial	169,146	13,094	135	182,105
Consumer	148,575	12,591	464	160,702
Energy	74,315	4,765	115	78,965
All Other	212,714	16,022	420	228,316
Commercial mortgage-backed	1,105	—	5	1,100
Residential mortgage-backed	118,130	12,223	66	130,287
Asset-backed	44,302	11	110	44,203
Foreign governments	102	17	—	119
Total fixed maturity securities	$1,293,853	85,661	1,555	1,377,959

June 30, 2020 | 10-Q 17

Table of Contents            DRAFT 6

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Most of the Company's equity securities are diversified stock and bond mutual funds.

Fair Value (In thousands)	June 30, 2020	December 31, 2019

Equity securities:
Stock mutual funds	$2,796	3,274
Bond mutual funds	11,810	12,311
Common stock	1,064	134
Non-redeemable preferred stock	5,028	314
Total equity securities	$20,698	16,033

VALUATION OF INVESTMENTS

Available-for-sale securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income. The Company recognized net realized gains of $1.3 million and $0.2 million on equity securities held for the three and six months ended June 30, 2020 and gains of $0.2 million and $0.8 million for the same periods ended June 30, 2019. In the first quarter of 2019, the Company sold its former corporate office in Austin, Texas for a gross sales price of $7.5 million, resulting in a gain on the sale of $5.5 million. The building was owned by CICA within our Life Insurance segment. An impairment loss of $3.1 million was recorded during the second quarter of 2019 related to our Citizens Academy training facility property located near Austin, Texas. It was determined during the quarter that the property met the held-for-sale criteria. As a result, this investment was reclassified from real estate held for investment to real estate held-for-sale. This resulted in an impairment loss of $3.1 million as the carrying amount of the property was written down to the net realizable value. This investment is considered a Level 3 asset in the fair value hierarchy and is reported within other non-insurance enterprises.

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

June 30, 2020 | 10-Q 18

Table of Contents            DRAFT 6

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amounts previously recognized in accumulated other comprehensive income as of January 1, 2020 relating to improvements in cash flow expected to be collected will be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after January 1, 2020 will be recorded in earnings when received.

For the three and six months ended June 30, 2020, the Company recorded no credit valuation losses on fixed maturity securities and recognized no fixed maturity investment impairments for the three and six months ended June 30, 2019.

The following table presents the fair values and gross unrealized losses of fixed maturity securities that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2020.

June 30, 2020	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$15,281	640	19	$525	35	2	$15,806	675	21
Corporate:
Financial	24,114	555	25	—	—	—	24,114	555	25
Consumer	22,907	1,121	21	1,368	329	1	24,275	1,450	22
Energy	26,644	1,904	34	—	—	—	26,644	1,904	34
All Other	29,026	1,048	33	—	—	—	29,026	1,048	33
Commercial mortgage-backed	218	7	1	—	—	—	218	7	1
Residential mortgage-backed	86	—	1	—	—	—	86	—	1
Asset-backed	42,222	1,672	40	—	—	—	42,222	1,672	40
Total fixed maturities	$160,498	6,947	174	$1,893	364	3	$162,391	7,311	177

In each category of our fixed maturity securities described below, we do not intend to sell our investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. While the losses are currently unrealized, we continue to monitor all fixed maturity securities on an on-going basis as future information may become available which could result in an allowance being recorded.

States and political subdivisions. The Company's investments in states and political subdivisions were purchased at a premium, relative to their face amount, and the contractual cash flows are guaranteed by the respective state or political subdivision. Accordingly, it is expected that the securities will not be settled at a price less than the amortized cost bases of the Company's investments.

Corporate. We did not recognize credit losses on corporate securities with unrealized losses that were due to interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movements in interest rates and credit spreads have little bearing on the recoverability of our investments. While we are experiencing unrealized losses across several corporate sectors, the energy and automobile sectors have been impacted the most and some issuers within these sectors have been downgraded to below investment grade. We have assessed our exposure in the energy sector and believe our investments have access to sufficient liquidity to meet their debt obligations. The auto industry has been able to issue debt during the quarter which has increased their liquidity significantly. The automobile sector is included in the Consumer subtotal above.

June 30, 2020 | 10-Q 19

Table of Contents            DRAFT 6

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Asset-backed. Our asset-backed securities are primarily senior tranches of pools of aircraft leases to airlines around the world. If an airline was to go bankrupt and default on its lease, the trust would repossess the plane and relet or sell it. There have been no defaults on leases to date, however the leases contain a feature that allows lessors to defer their lease payments for three months, with the funds recaptured with interest when payments resume. Several of the lessors have requested this deferral. We do not expect to realize any losses for these securities and see the current valuations as a result of general market conditions. Currently all of these securities are rated investment grade.

The following table presents the fair values and gross unrealized losses of fixed maturity securities that are not deemed to have other than temporary impairments ("OTTI"), aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2019.

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

The amortized cost and fair value of fixed maturity securities at June 30, 2020 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to

June 30, 2020 | 10-Q 20

Table of Contents            DRAFT 6

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

June 30, 2020	Amortized Cost	Fair Value
(In thousands)
Fixed maturity securities:
Due in one year or less	$75,437	75,900
Due after one year through five years	104,138	110,410
Due after five years through ten years	224,482	243,865
Due after ten years	891,571	987,142
Total fixed maturity securities	$1,295,628	1,417,317

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Three Months Ended		Six Months Ended
Fixed Maturity Securities, Available-for-Sale	June 30,		June 30,
(In thousands)	2020	2019	2020	2019

Proceeds	$5,363	2,755	6,303	10,414
Gross realized gains	$123	107	123	109
Gross realized losses	$19	182	57	365

The Company sold five and six available-for-sale fixed maturity securities during the three and six months ended June 30, 2020 and sold ten and twenty available-for-sale fixed maturity securities during the three and six months ended June 30, 2019. No equity securities were sold during the three and six months ended June 30, 2020 and 2019.

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

June 30, 2020 | 10-Q 21

Table of Contents            DRAFT 6

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker prices utilizing significant inputs not based on or corroborated by readily available market information.  Real estate held-for-sale is in this category. There were no securities in this category at June 30, 2020.

The following tables set forth our assets that are measured at fair value on a recurring basis as of the dates indicated.

June 30, 2020	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial Assets
Fixed maturities available-for-sale
U.S. Treasury and U.S. Government-sponsored enterprises	$11,640	4,881	—	16,521
States and political subdivisions	—	455,819	—	455,819
Corporate	51	755,833	—	755,884
Commercial mortgage-backed	—	271	—	271
Residential mortgage-backed	—	141,717	—	141,717
Asset-backed	—	46,984	—	46,984
Foreign governments	—	121	—	121
Total fixed maturities available-for-sale	11,691	1,405,626	—	1,417,317

Equity securities
Stock mutual funds	2,796	—	—	2,796
Bond mutual funds	11,810	—	—	11,810
Common stock	1,064	—	—	1,064
Non-redeemable preferred stock	5,028	—	—	5,028
Total equity securities	20,698	—	—	20,698
Other long-term investments (1)	—	—	—	9,079
Total financial assets	$32,389	1,405,626	—	1,447,094
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet.

June 30, 2020 | 10-Q 22

Table of Contents            DRAFT 6

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

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At June 30, 2020, our fixed maturity securities, valued using a third-party pricing source, totaled $1.4 billion for Level 2 assets and comprised 97.1% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at June 30, 2020. For the six months ended June 30, 2020, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Other long-term investments. We initially estimate the fair value of investments in private equity limited partnerships by reference to the transaction price. Subsequently, we obtain the fair value of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are audited annually. We hold an investment in a private equity fund that invests in privately-originated, performing senior secured debt primarily in middle market North America-based companies. Our unfunded commitment as of June 30, 2020 is $35.9 million. This investment is not redeemable because distributions from the funds will be received when the underlying investments of the funds are liquidated. The fund has a 10 year term but this life could be extended at the fund manager’s discretion in one year increments.

We hold an investment in a term asset-backed securities liquidity facility private equity fund, established by the U.S. Federal Reserve, that provides financing to U.S. company market participants for levered asset purchases with a

June 30, 2020 | 10-Q 23

Table of Contents            DRAFT 6

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
focus on asset-backed, commercial mortgage and collateralized loan obligation markets. Our unfunded commitment for this fund as of June 30, 2020 is $14.9 million. This investment is not redeemable because distributions from the funds will be received when the underlying investments of the funds are liquidated. The fund is expected to be liquidated in 3 years but this life could be extended at the fund manager's discretion in one year increments.

We review the fair value hierarchy classifications each reporting period.  Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. There were no transfers in or out of Level 3 during the six months ended June 30, 2020.

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	June 30, 2020		December 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Mortgage loans	$162	200	177	210
Policy loans	84,171	84,171	82,005	82,005
Short-term investments	—	—	1,301	1,301
Cash and cash equivalents	52,375	52,375	46,205	46,205
Financial Liabilities:
Annuity - investment contracts	58,670	66,499	56,878	60,667

Mortgage loans. Mortgage loans are secured principally by residential properties.  Weighted average interest rates for these loans were approximately 6.4% at June 30, 2020 and December 31, 2019. At June 30, 2020, maturities ranged from 8 to 20 years.  Management estimated the fair value using an annual interest rate of 6.25% at June 30, 2020.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at June 30, 2020 and December 31, 2019, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

Other. The fair value of short-term investments and cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 liabilities, was estimated at June 30, 2020 using discounted cash flows based upon spot rates ranging from 0.40% to 2.39% adjusted for various risk adjustments and 1.67% to 3.02% at December 31, 2019. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk,

June 30, 2020 | 10-Q 24

Table of Contents            DRAFT 6

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

The following table summarizes the carrying amounts of other long-term investments.

Carrying Value (In thousands)	June 30, 2020	December 31, 2019
Other long-term investments:
Private equity	$9,079	—
FHLB common stocks	190	187
Mortgage loans	162	177
All other investments	21	21
Total other long-term investments	$9,452	385

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

In December 2019, the Company submitted corrected withholding tax returns to the IRS in order to establish the tax liability amount for failing to withhold tax and report the U.S. source income generated by the novated policies to remediate the noncompliance matter described above. With the continued uncertainty that remains, including the acceptance of the submitted withholding tax returns, IRS review of our submission, and future negotiations, our estimated liability was approximately $10.0 million, after tax, as of June 30, 2020 related to the projected agreement with the IRS. The probability weighted range of financial estimates relative to this issue is $7.4 million to $52.5 million, after tax. This estimated range includes projected taxes and interest and penalties payable to the IRS, as well as estimated increased payout obligations to current holders of non-compliant domestic life insurance policies expected to result from remediation of those policies.

Accruals for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The process of determining our best estimate and the estimated range is a complex undertaking including insight from external consultants and involved management’s judgment based upon a variety of factors known at the time. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS and the methodology applicable to the calculation of the tax liabilities for policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved by the Company is insufficient to meet the actual amount of our liabilities and expenses, or if our estimates of those liabilities and

June 30, 2020 | 10-Q 25

Table of Contents            DRAFT 6

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

(8) INCOME TAXES

Our provision for income taxes may not have the customary relationship of taxes to income. CICA Ltd., a wholly owned subsidiary of Citizens, is considered a controlled foreign corporation for federal tax purposes. As a result, the insurance activity of CICA Ltd. is subject to Subpart F of the IRC and is included in Citizens’ taxable income. For the three and six months ended June 30, 2020, the Subpart F income inclusion generated $0.7 million and $1.4 million of federal income tax expense, respectively. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate is as follows:

Three Months Ended June 30,	2020		2019
(In thousands, except for %)	Amount	%	Amount	%
Federal income tax expense:
Expected tax expense (benefit)	$92	21.0%	$(698)	21.0%
Foreign income tax rate differential	(489)	(111.6)%	(196)	5.9%
Tax-exempt interest and dividends-received deduction	(38)	(8.7)%	(59)	1.8%
Annualized effective tax rate adjustment	229	52.3%	(55)	1.7%
Adjustment of prior year taxes	(83)	(18.9)%	—	—%
Effect of uncertain tax position	1,028	234.7%	1,224	(36.8)%
CICA Ltd. Subpart F income	717	163.7%	884	(26.6)%
Other	9	2.1%	142	(4.3)%
Total federal income tax expense	$1,465	334.6%	$1,242	(37.3)%

Six Months Ended June 30,	2020		2019
(In thousands, except for %)	Amount	%	Amount	%
Federal income tax expense:
Expected tax expense (benefit)	$(377)	21.0%	$(276)	21.0%
Foreign income tax rate differential	(1,039)	57.8%	(111)	8.4%
Tax-exempt interest and dividends-received deduction	(78)	4.3%	(118)	9.0%
Annualized effective tax rate adjustment	846	(47.1)%	3,264	(248.2)%
Adjustment of prior year taxes	(88)	4.9%	—	—%
Effect of uncertain tax position	2,043	(113.7)%	2,416	(183.7)%
CICA Ltd. Subpart F income	1,392	(77.5)%	1,595	(121.4)%
Other	115	(6.4)%	282	(21.4)%
Total federal income tax expense	$2,814	(156.7)%	$7,052	(536.3)%

June 30, 2020 | 10-Q 26

Table of Contents            DRAFT 6

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income tax expense consists of:

Six Months Ended June 30,	2020	2019
(In thousands)
Federal income tax expense:
Current	$2,890	7,146
Deferred	(76)	(94)
Total federal income tax expense	$2,814	7,052

The components of deferred federal income taxes are as follows:

Net Deferred Tax Asset (Liability) (In thousands)	June 30, 2020	December 31, 2019
Deferred tax assets:
Future policy benefit reserves	$2,689	2,641
Net operating and capital loss carryforwards	160	230
Investments	644	702
Deferred intercompany loss	2,901	3,539
Fixed assets	482	—
Lease liability	2,627	238
Other	442	700
Total gross deferred tax assets	9,945	8,050
Deferred tax liabilities:
Deferred policy acquisition costs, cost of insurance acquired and intangible assets	(8,390)	(8,417)
Unrealized gains on investments available-for-sale	(10,101)	(7,300)
Tax reserves transition liability	(4,110)	(4,483)
Right of use lease asset	(2,627)	(238)
Other	(37)	(40)
Total gross deferred tax liabilities	(25,265)	(20,478)
Net deferred tax liability	$(15,320)	(12,428)

(9) LEASES

The Company leases home office space in Austin, Texas for Citizens and in Bermuda for CICA Ltd. as well as several district office locations related to our Home Service Insurance segment across Louisiana, Mississippi and Arkansas, which are classified as operating leases. Certain operating leases include renewal options that extend the lease terms. The exercise of lease renewal options is at our sole discretion when it is reasonably certain that we will exercise such option. Leases with an initial term of 12 months or less are immaterial to the consolidated financial statements and are recognized as lease expense on a straight-line basis over the lease term and not recorded on the consolidated balance sheet. See our Annual Report on Form 10-K for the year ended December 31, 2019 for a comprehensive discussion of leases.

June 30, 2020 | 10-Q 27

Table of Contents            DRAFT 6

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has $12.5 million of undiscounted lease liability remaining as of June 30, 2020. The Company evaluates its estimated incremental borrowing rate, which is derived from information available at lease commencement date, in determining present value of lease payments.

The table below summarizes the number of weighted-average years remaining in our operating lease liabilities.

Lease Term	June 30, 2020

Weighted-average remaining lease term (in years)
Operating leases	9.6

We recorded the lease right-of-use asset in Other Assets and the lease liability in Other Liabilities on our consolidated balance sheets. Cash payments related to lease liabilities were $0.3 million and $0.7 million for the three and six months ended June 30, 2020 and were reported in operating cash flows. Maturities of our remaining operating lease liabilities as of June 30, 2020 are as follows:

(In thousands)	Operating Lease Payments
Maturity of Lease Liabilities
2020	$739
2021	1,414
2022	1,274
2023	1,273
2024	1,305
After 2024	8,160
Total lease payments	14,165
Interest expense	(1,659)
Present value of lease liabilities	$12,506

In January 2019, the Company entered into a long-term lease agreement with an unrelated party for its new home office in Austin, Texas.  The leased area is now under construction to our specifications, which requires the Company to recognize the related lease right of use asset and liability of $12.0 million. The building is expected to be completed in the fourth quarter of 2020.

The Company does not engage in lease agreements among related parties.
(10) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. There were no changes related to these relationships during the six months ended June 30, 2020.  See our Annual Report on Form 10-K for the year ended December 31, 2019 for a comprehensive discussion of related party transactions.

(11) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued.

June 30, 2020 | 10-Q 28

Table of Contents            DRAFT 6

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CHANGE IN CONTROL

On July 29, 2020, a change in control of the Company occurred, and the Harold E. Riley Foundation (the “Foundation”), a charitable organization established under 501(c)(3) of the Internal Revenue Code, is now the owner of 100% of the Company’s Class B common stock.

Prior to the change in control, the Harold E. Riley Trust (the “Trust”) was the beneficial owner of 100% of the Company’s Class B common stock. The Trust documents provided that upon Harold Riley’s death, which occurred in 2017, the Class B common stock would transfer from the Trust to the Foundation. Because the Class B common stock elects a simple majority of the Board of Directors of the Company, this transfer constitutes an acquisition of control by the Foundation, which requires prior regulatory approvals by the insurance regulators of Colorado, Louisiana, Mississippi and Texas, the states in which the Company's insurance subsidiaries are domiciled.

On July 29, 2020, Colorado’s stipulated requirements from their order dated May 21, 2020 relating to the approval of acquisition of control by the Foundation were fulfilled. Accordingly, Colorado, Louisiana, Mississippi and Texas insurance regulators have all now approved the acquisition of control of the Company by the Foundation. Additionally, the Bermuda Monetary Authority has provided its consent of the change in control. Thus, all regulatory approvals and requirements have been met to effectuate the change in control to the Foundation. Upon receipt of notice of the requisite regulatory approvals for the change in control, the Company transferred the Class B common stock from the Trust, as record holder, to the Foundation and, as such, control over the Company’s Class B common stock is now being exercised by the Foundation.

RESIGNATION OF CHIEF EXECUTIVE OFFICER

On July 29, 2020, following the change in control of the Company, Mr. Kolander notified the Company of his intention to resign from his position as Chief Executive Officer and President and as a member of the Board of Directors, and terminated the Employment Agreement by and between the Company and Mr. Kolander dated January 1, 2019 (the “2019 Employment Agreement”). Pursuant to Sections 1(e) and 6(g) of the 2019 Employment Agreement, Mr. Kolander terminated the 2019 Employment Agreement due to a “change in control,” which occurred upon the regulatory approval of the transfer of the shares of the Company’s Class B common stock from the Trust to the Foundation. Mr. Kolander’s resignation and separation from employment and a member of the Board of Directors will be effective no later than August 10, 2020.

In connection with Mr. Kolander’s resignation and separation from employment, Mr. Kolander signed a Chief Executive Officer Separation of Service and Consulting Agreement (the “Separation and Consulting Agreement”) with the Company and the Release attached as Exhibit “A” thereto, each dated July 29, 2020. Because Mr. Kolander signed the Release, pursuant to Sections 6(g) and (h) of the Employment Agreement, Mr. Kolander will be entitled to the cash severance amount set forth in Sections 6(g) and (h) of the 2019 Employment Agreement (which equals $8.8 million), less required withholdings and deductions. Additionally, all outstanding Restricted Stock Units held by Mr. Kolander will be fully vested on the date that Mr. Kolander resigns and separates from employment. The cash severance amount will be paid on the date that is six months and one day following the date that Mr. Kolander resigns and separates from employment. Thus the financial impact to the Company will occur in the third quarter of 2020 and the related expense will be recognized.

To assist in the orderly transition of his duties and responsibilities, Mr. Kolander entered into the Separation and Consulting Agreement with the Company. Under the Separation and Consulting Agreement, Mr. Kolander agreed to provide leadership transition guidance and business continuity assistance to the Company as a consultant from the separation date through December 31, 2020. Mr. Kolander will provide no more than 14 hours of consulting services per week at a rate of $14,000 per week. The consulting period can be terminated by either party upon 30 days written notice. The above summary of the Separation and Consulting Agreement is qualified by reference in its entirety to the Separation and Consulting Agreement, which was filed as an exhibit to our Current Report on Form 8-K filed on July 30, 2020.

June 30, 2020 | 10-Q 29

Table of Contents            DRAFT 6

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
APPOINTMENT OF INTERIM CHIEF EXECUTIVE OFFICER

On July 29, 2020, the Board of Directors appointed Gerald W. Shields, a member of the Company’s Board of Directors, as Interim Chief Executive Officer, to be effective upon Mr. Kolander’s separation from employment. Following his appointment, Mr. Shields will continue to serve as Vice Chairman of the Board of Directors, but will step down from the Audit Committee, the Compensation Committee and the Executive Committee as of such date.

June 30, 2020 | 10-Q 30

Table of Contents            DRAFT 6

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

OVERVIEW

Citizens, Inc. ("Citizens" or the "Company") is an insurance holding company incorporated in Colorado serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  We had approximately $1.8 billion of assets at June 30, 2020 and approximately $4.6 billion of direct insurance in force.  Our core insurance operations include:

•Life Insurance segment - U.S. dollar-denominated ordinary whole life insurance and endowment policies predominantly sold to foreign residents, located principally in Latin America and the Pacific Rim, through independent marketing consultants; and
•Home Service Insurance segment - final expense and limited liability property policies sold to middle and lower income households in Louisiana, Mississippi and Arkansas, through independent agents in our home service insurance distribution channel and through funeral homes.

June 30, 2020 | 10-Q 31

Table of Contents            DRAFT 6

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

As part of the continued strategic review of our operations, effective August 2020, we began to operate our Home Service Insurance segment through independent agents, rather than employee agents, which involved converting employee agents to independent agents. For an additional discussion of the potential impacts on the business from the conversion, see Part II, Item 1A – Risk Factors.

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

During 2020, we are focused on the following clearly defined priorities:

•continuing to build operational excellence, as our high impact and values-based culture takes root,
•growth initiatives within the markets in which we operate, as we set targets for growing premium revenues and implementing growth strategies, and
•building new capabilities that will create business opportunities aligned with our essential purpose.

As we seek to optimize value for the Company, its customers and its collaborators, we believe our efforts will continue to put the Company on a stronger financial footing and drive sustainable growth.

CURRENT FINANCIAL HIGHLIGHTS

Our results of operations for the three months ended June 30, 2020 were negatively impacted by the acceleration in intensity of the COVID-19 pandemic in the U.S. and other countries where we do business. While it is difficult to quantify the full impact that the COVID-19 pandemic had on our business in the second quarter, we believe that the COVID-19 pandemic primarily negatively impacted our product sales (and thus first year premium revenue), claims in our Home Service Insurance segment and net investment income.

In the three months ended March 31, 2020, our first year premiums in the Life Insurance segment had increased 19% over the same prior year period. We believe these increases were primarily due to our strategic initiatives to make changes in our products and distribution, including investments made in our sales and marketing activities and increased sales of higher average premium policies. First year premiums in our Life Insurance segment declined 40.5% in the three months ended June 30, 2020 from the same period in 2019. We believe this was due primarily to the disruption in our sales processes and challenging economic conditions during the COVID-19 pandemic.

Prior to the second quarter of 2020, claims experience in our Home Service Insurance segment had fluctuated from period to period but were within the range of expected levels. We believe that because of the demographics of our policyholders in our Home Service Insurance segment and their reduced ability to sequester and avoid an airborne contagion, the COVID-19 pandemic had a negative impact on claims in that segment, driving the 32% increase in claims for the second quarter of 2020 compared to the same period in 2019.

The COVID-19 pandemic also negatively impacted our net investment income during the second quarter. Continued economic turmoil due to the COVID-19 pandemic has led to historically low treasury yields. Although we have begun to diversify into other asset classes, our investment portfolio is weighted heavily towards fixed maturity assets. While the stabilization in equity and fixed maturity markets from March 31, 2020 to June 30, 2020 resulted in a marked improvement in our shareholders' equity in the same period, the low treasury yields made identifying and executing on attractive risk-adjusted purchases for our fixed maturity portfolio more difficult. Thus while we recorded $80.3 million in unrealized investment gains and $1.4 million in realized investment gains during the second quarter, contributing to a 34.3% increase in our shareholders’ equity from March 31, 2020, our net

June 30, 2020 | 10-Q 32

Table of Contents            DRAFT 6

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

investment income and portfolio yield declined from recent quarters. See Note 5. Investments in the notes to our consolidated financial statements for a discussion of these unrealized gains.

We continued to see quarantines, “stay-at-home” orders and similar mandates for many individuals and businesses requiring them to substantially restrict daily activities and to curtail or cease normal operations, in both Texas and Louisiana, where our home offices are located, and globally where we do business. In response, we began accelerating operational changes and sales practices in order to account for the impact of the COVID-19 pandemic and to ensure business continuity while adhering to federal and local government work guidelines. These changes included the following.

•implemented virtual sales training for international agents
•prioritized sales of lower face amount policies with reduced underwriting requirements
•discontinued and replaced certain products that no longer fall within acceptable levels of risk
•adopted new practices to virtually serve customers
•implemented new payment methods
◦announced our international policyholders can now pay U.S. Dollar-denominated premiums in their local currencies, along with a transaction fee to minimize currency fluctuations and our exchange rate risks
◦expanded digital payment options to policyholders in our Home Service Insurance segment
•revised resource structure to improve virtual collection efforts in historical door-to-door collection model
•continued remote working arrangements

We describe below in more detail areas of our results in which we believe our business may have been impacted by the COVID-19 pandemic during the quarter. We do foresee some adverse impact to near-term sales activity, premiums, claims, policy benefits, invested assets and regulatory capital as a result of the COVID-19 pandemic. Although the extent to which the COVID-19 pandemic may impact our future financial results and business remains uncertain as of the date of this Form 10-Q, we are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our future results and business. For an additional discussion of the potential impacts on our business from the COVID-19 pandemic, see Part II, Item 1A – Risk Factors.

We had net loss of $1.0 million and $4.6 million in the three and six months ended June 30, 2020, respectively, compared to a net loss of $4.6 million and $8.4 million in the respective prior year periods, leading to a $0.07 and $0.08 per share improvement, respectively. Our total revenues of $58.3 million for the three months ended June 30, 2020 increased 2.6% from $56.9 million in the prior year period, and decreased by 4.4%, from $119.3 million in the first six months of 2019 to $114.1 million in the six months ended June 30, 2020. The decrease in the six month period was primarily due to lower premiums, which were affected by the COVID-19 pandemic as discussed above. In the three month period, the lower premiums were offset by realized investment gains in the current period versus a one-time realized loss related to a real estate transaction in the prior year period, as described below. Our total cost for benefits and expenses continued to decrease despite the higher claims, due in part to our strategic efforts to lower general expenses. This resulted in overall better net income in the three and six months ended June 30, 2020 compared to the prior periods.

June 30, 2020 | 10-Q 33

Table of Contents            DRAFT 6

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Financial highlights for the three and six months ended June 30, 2020 compared to the same periods in 2019 were:

REVENUE HIGHLIGHTS

•For the three months ended June 30, 2020, insurance premiums declined 5.3% to $41.5 million from $43.8 million for the same period in 2019. The decline was driven primarily by lower first year and renewal premiums in our Life Insurance segment. First year premiums in our Life Insurance segment declined 40.6% from the second quarter of 2019 as our sales processes were materially disrupted by the COVID-19 pandemic. The decrease in renewal premiums primarily reflects the changes we have made to our products and distribution, primarily: (1) in 2017, we repriced certain products in response to a prolonged low interest rate environment and (2) we terminated agreements with independent producers who did not align with our vision, values and culture, both of which decreased persistency.
•For the six months ended June 30, 2020, insurance premiums declined 4.0% to $82.8 million from $86.3 million for the same period in 2019. The decline was driven by lower renewal premiums in our Life Insurance segment for the six months and lower first year premiums for the second quarter of 2020.
•Net investment income declined 2.6% for the second quarter ended June 30, 2020 compared to the same period of 2019, totaling $14.9 million and $15.3 million, respectively. The COVID-19 pandemic negatively impacted our second quarter performance as explained above.
•We recorded realized gains of $1.4 million during the second quarter of 2020 related to fair value changes in our equity securities owned on June 30, 2020, as equity markets rebounded sharply during the period as compared to March 31, 2020. An impairment loss of $3.1 million was recorded during the second quarter of 2019 in our Other Non-Insurance enterprises related to our Citizens Academy training facility located near Austin, Texas.

BENEFITS AND EXPENSES HIGHLIGHTS

•Claims and surrenders expense increased 2.7% for the second quarter of 2020 and 8.3% for the six months ended June 30, 2020 compared to the same periods in 2019. The increase was driven primarily by an increase in matured endowments in the Life Insurance segment during the six months, which were within expected levels, and higher COVID-19 related claims in the second quarter in our Home Service Insurance segment. We are closely monitoring claim volumes to evaluate whether there is a delay in reporting or filing for benefits as a result of the COVID-19 pandemic in both of our segments.
•Future policy benefit reserves decreased 13.0% for the second quarter of 2020 and 18.7% for the six months ended June 30, 2020 compared to the same periods in 2019, driven primarily by the release of reserves resulting from increased matured endowments in the Life Insurance segment and increased claims in the Home Service Insurance segment during the period.
•As a result of lower product sales in the second quarter primarily due to the impact of the COVID-19 pandemic, capitalization of deferred policy acquisition costs decreased, as these costs are directly related to first year premium production.
•General expenses decreased 6.8% for the second quarter of 2020 and 13.3% for the six months ended June 30, 2020, compared to the same periods in 2019. The reduction for both periods was driven primarily by reduced audit and consulting expenses, while first half expenses were also positively impacted by reduced stock compensation expenses during the first quarter. After addressing prior deficiencies in our internal control environment, we are benefiting from reductions in external audit fees and outside consulting expenses.

June 30, 2020 | 10-Q 34

Table of Contents            DRAFT 6

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

Six Months Ended June 30,	2020			2019
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life Insurance	$84,017,811	1,315	$63,892	$100,095,500	1,481	$67,586
Home Service Insurance	65,239,577	9,230	7,068	84,521,648	11,674	7,240

The number of policies issued decreased 11.2% and 20.9%, respectively, for the Life Insurance and Home Service Insurance segments for the six months ended June 30, 2020 compared to the same period in 2019. The decrease in new business applications in both our Life Insurance and Home Service Insurance segments was driven primarily by disruptions in our sales practices caused by the COVID-19 pandemic.

The number of new business applications for our Life Insurance segment declined during April and May of this year and increased in June of this year as compared to the number of new business applications in the same months in 2019. The increase in June of this year, compared to April and May, was primarily due to adjustments to our business operations and sales practices to account for the impact of the COVID-19 pandemic, such as focused training on virtual selling and strategically prioritizing selling lower face amount policies as many of our markets remain in lockdown. Lower face amount policies typically have less underwriting requirements and, in some cases, may not require the completion of medical tests, which would otherwise be difficult to obtain during the COVID-19 pandemic. Due to these adjustments, average policy face amount declined by 5.5% during the six months ended June 30, 2020 compared to the same period in 2019 for the Life Insurance segment.

Home Service Insurance segment production for the first six months of 2020 was negatively affected by the impact of the COVID-19 pandemic, as a couple of our offices in Louisiana were forced to temporarily close during the month of March and because we discontinued and replaced certain products that no longer fall within acceptable levels of risk and rolled out new policies offering value to the policyholder without disproportionate exposure to the Company. Additionally, certain product offerings that require extensive person to person sales interaction were temporarily ceased during the second quarter. Other changes to our Home Service Insurance operations and collection processes were made, including limiting or reducing face to face interactions between our agents and our policyholders and emphasizing to our policyholders the availability of payment options such as debit/credit cards and traditional mail that obviate such personal interaction.

We continue to monitor the impact of the COVID-19 pandemic on our business and may have to implement additional operational changes.

June 30, 2020 | 10-Q 35

Table of Contents            DRAFT 6

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

CONSOLIDATED RESULTS OF OPERATIONS

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

REVENUES

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019

Revenues:
Premiums:
Life insurance	$40,185	42,313	80,131	83,293
Accident and health insurance	248	345	509	668
Property insurance	1,063	1,146	2,173	2,307
Net investment income	14,915	15,315	30,084	29,111
Realized investment gains, net	1,448	(2,869)	142	3,092
Other income	482	616	1,024	801
Total revenues	$58,341	56,866	114,063	119,272

Premium Income.  Premium income derived from life, accident and health, and property insurance sales decreased 5.3% and 4.0% for the second quarter and six months ended June 30, 2020 compared to the same periods in 2019. The overall decrease in premium income was driven primarily by a decline throughout the first six month of 2020 in renewal premiums for the reasons described above in “Current Financial Highlights” and a COVID-19-related decline in first year premiums during the second quarter, in our Life Insurance segment. See the detail distribution of premiums within Segment Operations discussed below.

Net Investment Income. Net investment income performance is summarized as follows.

	June 30,	December 31,	June 30,
(In thousands, except for %)	2020	2019	2019

Net investment income, annualized	$60,168	59,531	58,222
Average invested assets, at amortized cost	1,403,295	1,365,036	1,355,408
Annualized yield on average invested assets	4.29%	4.36%	4.30%

The annualized yield slightly decreased during the first six months of 2020 compared to the same period in 2019, as overall market yields for fixed maturity securities declined to historic lows during the first six months of 2020. As a substantial proportion of our fixed maturity investments continue to be called or mature, we faced challenges in the second quarter in finding investments with comparable yields in the continued low interest rate environment. In addition, concerns about potential negative COVID-19-related impacts on our liquidity, while not ultimately realized, resulted in us holding more cash than usual during the first half of 2020, which negatively impacted yields. As part of the ongoing process of managing our portfolio and optimizing performance, we are continuing to identify, consider, and invest in new asset classes.

June 30, 2020 | 10-Q 36

Table of Contents            DRAFT 6

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Investment income from fixed maturity securities accounted for approximately 88.0% of total investment income for the six months ended June 30, 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Gross investment income:
Fixed maturity securities	$13,512	13,747	27,380	26,261
Equity securities	199	168	379	325
Policy loans	1,629	1,600	3,252	3,201
Long-term investments	18	—	19	1
Other investment income	16	162	84	189
Total investment income	15,374	15,677	31,114	29,977
Investment expenses	(459)	(362)	(1,030)	(866)
Net investment income	$14,915	15,315	30,084	29,111

Fixed maturity securities income decreased 1.7% for the second quarter of 2020 and increased 4.3% for the six months ended June 30, 2020, compared to the same periods in 2019. We continue to adjust our investment management strategy to increase our investment yields while maintaining a prudent risk profile. Equity securities income increased as we were able to take advantage of market dislocations and identify and execute on some attractive equities purchases during the first quarter of 2020. In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value to pay for premiums, contributed to the increase in investment income.

Realized Investment Gains (Losses), Net.  We recorded realized gains of $1.3 million during the second quarter of 2020 related to fair value changes in our equity securities owned at June 30, 2020, as equity markets rebounded sharply during the second quarter as compared to the first quarter. An impairment loss of $3.1 million was recorded for the second quarter of 2019 in connection with classifying the Citizens Academy training facility near Austin, Texas as real estate held-for-sale.

BENEFITS AND EXPENSES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$27,754	27,024	54,203	50,057
Increase in future policy benefit reserves	8,237	9,472	17,708	21,771
Policyholders' dividends	1,328	1,423	2,561	2,605
Total insurance benefits paid or provided	37,319	37,919	74,472	74,433
Commissions	6,714	8,384	14,567	16,268
Other general expenses	11,139	11,949	22,612	26,081
Capitalization of deferred policy acquisition costs	(3,731)	(5,412)	(8,740)	(10,240)
Amortization of deferred policy acquisition costs	6,061	6,931	12,180	13,208
Amortization of cost of insurance acquired	401	418	769	837
Total benefits and expenses	$57,903	60,189	115,860	120,587

June 30, 2020 | 10-Q 37

Table of Contents            DRAFT 6

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019

Claims and Surrenders:
Death claims	$7,046	5,943	13,635	12,430
Surrender benefits	10,675	13,426	22,730	23,165
Endowments	2,619	2,991	5,358	6,067
Matured endowments	6,148	3,684	9,901	6,365
Property claims	316	272	803	490
Accident and health benefits	61	58	114	116
Other policy benefits	889	650	1,662	1,424
Total claims and surrenders	$27,754	27,024	54,203	50,057

•Death claims increased 18.6% and 9.7% for the second quarter and six months ended June 30, 2020 compared to the same periods in 2019. The increase was concentrated in our Home Service Insurance segment and primarily reflected differing socioeconomic levels and related ability to mitigate exposure to COVID-19 for policyholders in this segment. Mortality experience and the COVID-19 impacts will continue to be closely monitored by the Company.
•Surrenders decreased 20.5% and 1.9% for the second quarter and six months ended June 30, 2020 compared to the same periods in 2019. Surrenders represented less than 2% of total direct ordinary whole life insurance in force of $4.6 billion as of June 30, 2020. The decrease in surrender expense is primarily related to our international business, and reflects changes in the relative maturities of our policies and resulting tendency to surrender in the second quarter of 2020 compared to recent quarters. In addition, we saw an unusually high percentage of policyholders in our Life Insurance segment select the reduced paid up insurance ("RPU") option instead of surrendering their policies in the second quarter of 2020.
•Matured endowments increased 66.9% and 55.6% for the second quarter and six months ended June 30, 2020 compared to the same periods in 2019. We anticipated this increase based upon the dates of when our endowment contracts were sold and their expected maturities as set forth in the contracts.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves decreased 13.0% and 18.7% for the second quarter and six months ended June 30, 2020 compared to the same periods in 2019 as a result of changes in maturity activity between periods.

Commissions. Commission expense for the second quarter and six months ended June 30, 2020 was slightly lower compared to the same periods in 2019 and primarily reflects the impact of the COVID-19 pandemic on our new sales generation, especially in the second quarter of 2020. Commission expense fluctuates directly with changes in first year and renewal premiums.

Other General Expenses. Expenses for the second quarter and six months ended June 30, 2020 decreased 6.8% and 13.3% compared to the same periods in 2019, driven primarily by lower audit, consulting and employee-related expenses. We continue to execute on our strategic cost savings initiatives.

Capitalization and Amortization of Deferred Policy Acquisition Costs. Costs capitalized include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance

June 30, 2020 | 10-Q 38

Table of Contents            DRAFT 6

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

contracts.  Capitalized costs decreased during the second quarter and the six months ended June 30, 2020 compared to the same periods in 2019 as we experienced a decrease in first year premium production as previously noted. Amortization of deferred policy acquisition costs was lower during the second quarter and the six months ended June 30, 2020 compared to the same periods last year. Amortization is impacted by persistency, surrenders, and new sales production and thus they may fluctuate from quarter to quarter.

Federal Income Tax. Tax expense decreased for the six months ended June 30, 2020 compared to the same period in 2019 resulting in effective tax rates of (156.7)% and (536.3)%, respectively. For the six months ended June 30, 2019, the Company's federal income tax expense was impacted by the gain realized on the sale of our former corporate headquarters. The Company's tax rate was impacted by differences between our effective tax rate and the statutory tax rate resulting from income and expense items that are treated differently for financial reporting and tax purposes. In addition, CICA Ltd., a wholly-owned subsidiary of Citizens, is considered a controlled foreign corporation for federal tax purposes and CICA Ltd.'s activity gives rise to taxable income in the U.S. as Subpart F Income, which is treated as a permanent tax difference and therefore included in the Company's effective tax rate calculation. See Note 8. Income Taxes in the notes to our consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Segments:
Life Insurance	$2,119	(119)	4,205	4,518
Home Service Insurance	(26)	(335)	(2,171)	(669)
Total segments	2,093	(454)	2,034	3,849
Other Non-Insurance enterprises	(1,655)	(2,869)	(3,831)	(5,164)
Income (loss) before federal income tax expense	$438	(3,323)	(1,797)	(1,315)

LIFE INSURANCE

Our Life Insurance segment issues ordinary whole life insurance in the U.S. and in U.S. Dollar-denominated amounts to non-U.S. residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and can include rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations.  Additionally, the Company issues endowment contracts, which are principally accumulation contracts that incorporate an element of life insurance protection.  For the majority of our business, we retain the first $0.1 million of risk on any one life and reinsure the remainder of the risk.  We operate this segment internationally through CICA Ltd. and domestically through our CICA and CNLIC insurance subsidiaries.

June 30, 2020 | 10-Q 39

Table of Contents            DRAFT 6

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

June 30, 2020 | 10-Q 40

Table of Contents            DRAFT 6

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table sets forth, by country, our direct premiums from the top five premium producing countries in our international life insurance business for the six months ended June 30, 2020 and 2019 as indicated below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Country:
Colombia	$5,981	6,142	11,869	12,102
Venezuela	4,937	5,426	9,890	10,731
Taiwan	3,882	4,346	8,856	9,111
Ecuador	3,227	3,575	6,338	6,813
Argentina	2,433	2,679	4,256	4,660
Other Non-U.S.	9,347	9,698	17,548	18,175
Total	$29,807	31,866	58,757	61,592

We reported declines in premiums during the second quarter and the six months ended June 30, 2020 compared to the same periods in 2019 due primarily to a decrease in first year premiums in the second quarter as previously noted, and lower renewal premiums throughout the first half of 2020. We continue to monitor key indicators in these markets including COVID-19 pandemic impacts. All of our top five countries listed above experienced a decline in premium levels during the second quarter and six months ended June 30, 2020 compared to the same periods in 2019. Renewal premiums declined for the reasons described above in "Current Financial Highlights".

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

June 30, 2020 | 10-Q 41

Table of Contents            DRAFT 6

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The results of operations for the Life Insurance segment for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Revenue:
Premiums	$30,062	32,140	59,881	63,054
Net investment income	11,345	11,612	22,825	21,781
Realized investment gains, net	391	68	1,126	5,525
Other income	482	614	1,006	797
Total revenue	42,280	44,434	84,838	91,157
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	20,888	21,316	41,048	38,478
Increase in future policy benefit reserves	7,384	8,519	15,530	19,832
Policyholders' dividends	1,319	1,413	2,544	2,585
Total insurance benefits paid or provided	29,591	31,248	59,122	60,895
Commissions	3,294	4,676	7,772	9,049
Other general expenses	4,446	6,458	9,394	12,663
Capitalization of deferred policy acquisition costs	(2,716)	(4,020)	(6,637)	(7,722)
Amortization of deferred policy acquisition costs	5,419	6,053	10,737	11,494
Amortization of cost of insurance acquired	127	138	245	260
Total benefits and expenses	40,161	44,553	80,633	86,639
Income (loss) before federal income tax expense	$2,119	(119)	4,205	4,518

Premiums.  Premium revenues declined 6.5% and 5.0% for the second quarter and six months ended June 30, 2020 compared to the same periods in 2019 due to a decrease in renewal business throughout the first half of 2020 and a decline in first year premiums during the second quarter primarily related to the impact of the COVID-19 pandemic. We have taken and will continue to take countermeasures to reduce the impact of the COVID-19 pandemic on our premiums, including emphasizing virtual selling and tailoring our sales efforts to products whose sales processes are less impacted by the pandemic.

Life insurance premium breakout is detailed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Premiums:
First year	$1,588	2,673	4,303	4,947
Renewal	28,474	29,467	55,578	58,107
Total premiums	$30,062	32,140	59,881	63,054

Net Investment Income.  Net investment income declined in the second quarter of 2020 compared to the same period in 2019 primarily due to the impact of the COVID-19 pandemic and the resulting historically low market yields

June 30, 2020 | 10-Q 42

Table of Contents            DRAFT 6

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

available to us for reinvestment, and the need to hold more cash than usual. Net investment income increased during the first half of 2020 compared to the same period in 2019 primarily due to the growth in average invested assets and a strategic focus on increasing yields in a prudent manner.

	June 30,	December 31,	June 30,
(In thousands, except for %)	2020	2019	2019
Net investment income, annualized	$45,714	44,779	43,562
Average invested assets, at amortized cost	1,052,500	1,016,055	1,008,256
Annualized yield on average invested assets	4.34%	4.41%	4.32%

The annualized yield in the first six months of 2020 increased slightly compared to the same period in 2019. We are continually adjusting our investment management strategy to identify opportunities to improve our yields while maintaining a prudent risk profile. This continues to be a challenge in the current low interest rate environment. The annualized yield in the first six months of 2020 declined compared to the three months ended December 31, 2019 as we faced a particularly challenging investment environment this year.

Realized Investment Gains (Losses), Net.  The realized gain for the second quarter and first six months ended June 30, 2020 were primarily due to the appreciation in the value of a preferred stock exchange traded fund purchase we made during the first quarter as we were able to take advantage of the market dislocation to identify an attractive risk-adjusted opportunity. We recorded a realized gain of $5.5 million during the first quarter of 2019 related to the sale of our former corporate headquarters in Austin, Texas.

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations. Neither death claims nor surrenders were materially impacted by the COVID-19 pandemic. The decline in surrender benefits in the second quarter reflects changes in the relative maturities of our policies as previously noted.

The following table shows the claims and surrenders incurred within the Life Insurance segment for the six months ended June 30, 2020 compared to the same period in 2019.

June 30, 2020 | 10-Q 43

Table of Contents            DRAFT 6

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Claims and Surrenders:
Death claims	$1,243	1,502	2,968	3,350
Surrender benefits	10,132	12,612	21,435	21,487
Endowment benefits	2,617	2,988	5,353	6,062
Matured endowments	5,969	3,529	9,569	6,087
Accident and health benefits	41	38	68	76
Other policy benefits	886	647	1,655	1,416
Total claims and surrenders	$20,888	21,316	41,048	38,478

•Death claims expense was favorable for the second quarter and six months ended June 30, 2020 compared with the same periods in 2019. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels. We are closely monitoring claim volumes to evaluate whether there is a delay in reporting or filing for benefits as a result of the COVID-19 pandemic.
•Surrenders decreased 19.7% and 0.2% for the second quarter and six months ended June 30, 2020 compared to the same periods in 2019, reflecting changes in the relative maturities of our policies as noted above and more policyholders selecting the RPU option.
•Endowment benefits primarily result from the election by policyholders of a product feature providing an annual guaranteed benefit.  This is a fixed benefit over the life of the contract, thus this expense will vary with new sales and persistency of the business.
•Matured endowments increased 69.1% and 57.2% for the second quarter and six months ended June 30, 2020 compared to the same periods in 2019, as a large number of our endowment contracts reached maturity in the current period. We anticipate this trend will continue as endowment products sold reach their stated maturities.

Increase in Future Policy Benefit Reserves.  The lower increase in policy benefit reserves for the second quarter and six months ended June 30, 2020 compared to the same periods last year was due primarily to increases in maturity activity in the current period as described above.

Policyholders' Dividends. Policyholders' dividends were slightly lower for the second quarter and six months ended June 30, 2020 compared to the same periods in 2019. The decrease was due to changes in persistency and production.

Commissions.  Commission expense decreased substantially during the second quarter and six months ended June 30, 2020 as we experienced lower first year premiums compared to the same periods in 2019. Commission expense is driven primarily, but not exclusively, by new business as commission rates paid are higher on first year premium sales.

Other General Expenses.   Expenses are allocated by segment based upon an annual expense study performed by the Company. Expenses decreased for the second quarter and six months ended June 30, 2020 due to lower audit, consulting and employee-related expenses compared to the same periods in 2019.

Capitalization of Deferred Policy Acquisition Costs.  Capitalized costs fluctuate in direct relation to commissions, decreasing for the second quarter and six months ended June 30, 2020, based upon first year and renewal premiums and commissions paid compared to the same periods in 2019.

June 30, 2020 | 10-Q 44

Table of Contents            DRAFT 6

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Amortization of Deferred Policy Acquisition Costs.  Amortization costs fluctuate with changes in first year premium activity, surrenders, and persistency in general. As previously noted, persistency is monitored closely by the Company.

HOME SERVICE INSURANCE

We operate in the Home Service Insurance market through our subsidiaries SPLIC, MGLIC and SPFIC, and focus on the life insurance needs of the middle and lower income markets, primarily in Louisiana, Mississippi and Arkansas.  Our policies are sold and serviced through a home service insurance marketing distribution system of agents who work on a debit route system and through funeral homes that sell policies, collect premiums and service policyholders.

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
State:
Louisiana	$10,482	10,666	20,988	21,309
Mississippi	513	532	1,009	1,038
Arkansas	403	437	866	824
Other States	238	232	484	459
Total	$11,636	11,867	23,347	23,630

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

We provide final expense ordinary life insurance and annuity products primarily to middle and lower income individuals and families in Louisiana, Mississippi and Arkansas, a demographic that has been disproportionally impacted by the COVID-19 pandemic.

June 30, 2020 | 10-Q 45

Table of Contents            DRAFT 6

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The results of operations for the Home Service Insurance segment for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Revenue:
Premiums	$11,434	11,664	22,932	23,214
Net investment income	3,256	3,325	6,588	6,411
Realized investment gains (losses), net	924	152	(793)	636
Other income	—	1	18	2
Total revenue	15,614	15,142	28,745	30,263
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	6,866	5,708	13,155	11,579
Increase in future policy benefit reserves	853	953	2,178	1,939
Policyholders' dividends	9	10	17	20
Total insurance benefits paid or provided	7,728	6,671	15,350	13,538
Commissions	3,420	3,708	6,795	7,219
Other general expenses	4,591	5,332	8,907	10,402
Capitalization of deferred policy acquisition costs	(1,015)	(1,392)	(2,103)	(2,518)
Amortization of deferred policy acquisition costs	642	878	1,443	1,714
Amortization of cost of insurance acquired	274	280	524	577
Total benefits and expenses	15,640	15,477	30,916	30,932
Loss before federal income tax expense	$(26)	(335)	(2,171)	(669)

Premiums.  Premiums declined for the second quarter and six months ended June 30, 2020 compared to the same periods in 2019 as sales of new policies and in-person premium collections were negatively impacted by COVID-19-related temporary office closures and social distancing requirements, as noted in our “Current Financial Highlights” above and in our Risk Factors discussed in Part II, Item 1A herein.

Net Investment Income.  Net investment income for the six months ended June 30, 2020 increased compared to the same period in 2019 as average invested assets rose from the previous period. Annualized yield on invested assets declined during the six months ended June 30, 2020 compared to the same period in 2019 as we faced challenges in locating attractive risk-adjusted opportunities in the current low interest rate environment. Net investment income yield for our Home Service Insurance segment is summarized below.

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
(In thousands, except for %)	2020	2019	2019

Net investment income, annualized	$13,113	13,058	13,027
Average invested assets, at amortized cost	297,979	293,497	292,042
Annualized yield on average invested assets	4.40%	4.45%	4.46%

June 30, 2020 | 10-Q 46

Table of Contents            DRAFT 6

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Realized Investment Gains (Losses), Net.  Realized net losses for the six months ended June 30, 2020 were primarily related to equity securities fair value adjustments of $0.8 million during the period, as we faced an historically challenging equities market in the first quarter of 2020.

Claims and Surrenders.  As discussed above, the overall increase in claims and surrenders during the three and six months ended June 30, 2020 compared to the same periods in 2019 was due primarily to the increase in death claims due to the COVID-19 pandemic. Claims and surrenders expense is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Claims and Surrenders:
Death claims	$5,803	4,441	10,667	9,080
Surrender benefits	543	814	1,295	1,678
Endowment benefits	2	2	5	4
Matured endowments	179	155	332	278
Property claims	316	272	803	490
Accident and health benefits	20	20	46	40
Other policy benefits	3	4	7	9
Total claims and surrenders	$6,866	5,708	13,155	11,579

•Death claims expense fluctuates based upon reported claims. We experienced an increase in reported claims and the average dollar amount of claims in the second quarter and six months ended June 30, 2020 compared to the same periods in 2019, due in part to the COVID-19 pandemic as indicated above. Mortality experience is closely monitored by the Company as a key performance indicator and amounts were within the range of expected levels.
•Surrender benefits decreased for the second quarter and six months ended June 30, 2020 but were within anticipated ranges based on management expectations.
•Property claims increased in the second quarter and six months ended June 30, 2020 as we experienced higher average claim payouts and more claim activity compared to the same periods last year.

Commissions.  Commission expense decreased for the second quarter and six months ended June 30, 2020 compared to the same period in 2019, consistent with premium collection levels.

Other General Expenses.  Expenses are allocated by segment based upon an annual expense study performed by the Company. Expenses decreased for the second quarter and six months ended June 30, 2020 compared to the same periods in 2019 due primarily to lower audit and employee-related expenses.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs decreased for the second quarter and six months ended June 30, 2020 compared to the same periods in 2019.  DAC capitalization is directly correlated to fluctuations in new business and commissions.

OTHER NON-INSURANCE ENTERPRISES

This represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP, which typically results in a loss. Losses reported for the second quarter and six months ended June 30, 2020 and 2019, respectively, are also impacted by general expenses.

June 30, 2020 | 10-Q 47

Table of Contents            DRAFT 6

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

The following table shows the carrying value of each invested asset and the percentage to total cash and invested assets.

Carrying Value	June 30, 2020		December 31, 2019
(In thousands, except for %)	Amount	%	Amount	%
Cash and Invested Assets
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$16,521	1.0%	$15,878	1.0%
States and political subdivisions (1)	455,819	28.7%	536,284	35.1%
Corporate	755,884	47.6%	650,088	42.6%
Mortgage-backed (2)	141,988	8.9%	131,387	8.6%
Asset-backed	46,984	3.0%	44,203	2.9%
Foreign governments	121	—%	119	—%
Total fixed maturity securities	1,417,317	89.2%	1,377,959	90.2%
Short-term investments	—	—%	1,301	0.1%
Cash and cash equivalents	52,375	3.4%	46,205	3.0%
Other investments:
Policy loans	84,171	5.3%	82,005	5.4%
Equity securities	20,698	1.3%	16,033	1.1%
Real estate and other long-term investments	12,023	0.8%	2,956	0.2%
Total cash and invested assets	$1,586,584	100.0%	$1,526,459	100.0%
(1) Includes $168.7 million and $188.1 million of securities guaranteed by third parties at June 30, 2020 and December 31, 2019, respectively.
(2) Includes $141.6 million and $130.1 million of U.S. Government-sponsored enterprises at June 30, 2020 and December 31, 2019, respectively.

Cash and cash equivalents increased as of June 30, 2020 compared to December 31, 2019 due to timing of cash inflows and investments of cash into marketable securities.

At June 30, 2020, investments in fixed maturity and equity securities were 90.6% of our total invested assets. All of our fixed maturities were classified as available-for-sale securities at June 30, 2020 and December 31, 2019. We had no fixed maturity or equity securities that were classified as trading securities at June 30, 2020 or December 31, 2019.

June 30, 2020 | 10-Q 48

Table of Contents            DRAFT 6

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2020 and December 31, 2019.

Carrying Value	June 30, 2020		December 31, 2019
(In thousands, except for %)	Amount	%	Amount	%
AAA	$47,496	3.4%	$56,977	4.1%
AA	480,005	33.9%	513,190	37.2%
A	403,774	28.5%	385,345	28.0%
BBB	459,370	32.4%	406,515	29.5%
BB and other	26,672	1.8%	15,932	1.2%
Totals	$1,417,317	100.0%	$1,377,959	100.0%

Credit ratings reported for the periods indicated are assigned by a Nationally Recognized Statistical Rating Organization ("NRSRO") such as Moody’s Investors Service, Standard & Poor’s or Fitch Ratings.  A credit rating assigned by an NRSRO is a quality-based rating, with AAA representing the highest quality and D the lowest, with BBB and above being considered investment grade.  In addition, the Company may use credit ratings of the National Association of Insurance Commissioners ("NAIC") Securities Valuation Office ("SVO") as assigned, if there is no NRSRO rating.  Securities rated by the SVO are grouped in the equivalent NRSRO category as stated by the SVO and securities that are not rated by an NRSRO are included in the "other" category.

Non-investment grade securities are the result of downgrades of issuers or securities acquired during acquisitions of companies, as the Company does not purchase below investment grade securities. We are closely monitoring credit ratings for potential downgrades due to the COVID-19 pandemic.

The Company has no direct sovereign European debt exposure as of June 30, 2020.

June 30, 2020 | 10-Q 49

Table of Contents            DRAFT 6

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

As of June 30, 2020, the Company held municipal fixed maturity securities that include third-party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type as of June 30, 2020.

	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Municipal fixed maturity securities shown including third-party guarantees
AAA	$26,335	25,498	12,210	11,916	—	—	38,545	37,414	8.8%
AA	93,699	89,182	137,279	130,136	12,282	10,795	243,260	230,113	53.7%
A	18,248	16,780	122,259	110,815	7,664	7,039	148,171	134,634	31.5%
BBB	4,711	4,789	9,833	9,393	1,548	1,450	16,092	15,632	3.7%
BB and other	4,676	4,738	5,075	4,998	—	—	9,751	9,736	2.3%
Total	$147,669	140,987	286,656	267,258	21,494	19,284	455,819	427,529	100.0%

Municipal fixed maturity securities shown excluding third-party guarantees
AAA	$5,021	4,872	512	507	—	—	5,533	5,379	1.3%
AA	71,840	70,115	76,517	73,494	7,719	6,550	156,076	150,159	35.1%
A	32,898	30,873	148,155	134,988	10,604	9,766	191,657	175,627	41.1%
BBB	10,038	9,631	27,786	26,437	—	—	37,824	36,068	8.4%
BB and other	27,872	25,496	33,686	31,832	3,171	2,968	64,729	60,296	14.1%
Total	$147,669	140,987	286,656	267,258	21,494	19,284	455,819	427,529	100.0%

The table below shows the categories in which the Company held investments in special revenue bonds that were greater than 10% of fair value based upon the Company's portfolio of municipal fixed maturity securities at June 30, 2020.

(In thousands)	Fair Value	Amortized Cost	% of Total Fair Value

Utilities	$95,914	87,695	21.0%
Education	68,861	63,619	15.1%

The Company's municipal holdings are spread across many states, however, municipal fixed maturity securities from Texas comprise the most significant concentration of the total municipal holdings portfolio as of June 30, 2020. The Company holds 17.1% of its municipal holdings in Texas issuers as of June 30, 2020. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of June 30, 2020.

June 30, 2020 | 10-Q 50

Table of Contents            DRAFT 6

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The table below represents the Company's detailed exposure to municipal holdings in Texas at June 30, 2020.

June 30, 2020	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas municipal fixed maturity securities shown including third-party guarantees
AAA	$25,333	24,577	9,350	9,062	—	—	34,683	33,639
AA	23,795	23,299	12,290	11,480	—	—	36,085	34,779
A	—	—	6,485	5,951	—	—	6,485	5,951
BBB	—	—	—	—	—	—	—	—
BB and other	—	—	825	775	—	—	825	775
Total	$49,128	47,876	28,950	27,268	—	—	78,078	75,144
Texas municipal fixed maturity securities shown excluding third-party guarantees
AAA	$4,610	4,461	—	—	—	—	4,610	4,461
AA	36,194	35,407	12,084	11,760	—	—	48,278	47,167
A	6,084	5,854	12,662	11,606	—	—	18,746	17,460
BBB	1,235	1,154	558	528	—	—	1,793	1,682
BB and other	1,005	1,000	3,646	3,374	—	—	4,651	4,374
Total	$49,128	47,876	28,950	27,268	—	—	78,078	75,144

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

For the three and six months ended June 30, 2020, the Company recorded no credit valuation losses on fixed maturity securities and recognized no fixed maturity investment impairments for the three and six months ended June 30, 2019.

Information on both unrealized and realized gains and losses by category is set forth in Note 5. Investments of the notes to our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations. We manage our insurance operations as described herein in order to ensure that we have stable and reliable sources of cash flows to meet our obligations.  We expect to meet our cash needs for the next 12 months with cash generated by our insurance operations and from our invested assets.

PARENT COMPANY LIQUIDITY AND CAPITAL RESOURCES

Citizens is a holding company and has had minimal operations of its own.  Our assets consist of the capital stock of our subsidiaries, cash and investments.  Our liquidity requirements are met primarily from two sources: cash generated from our operating subsidiaries and our invested assets. Our ability to obtain cash from our insurance subsidiaries depends primarily upon the availability of statutorily permissible payments, including payments Citizens receives from service agreements with our life insurance subsidiaries and dividends from the subsidiaries. The ability to make payments to the holding company is limited by applicable laws and regulations of Bermuda and U.S. states of domicile which subject insurance operations to significant regulatory restrictions. These laws and regulations require, among other things, that our insurance subsidiaries maintain minimum solvency requirements,

June 30, 2020 | 10-Q 51

Table of Contents            DRAFT 6

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

which limit the amount of dividends that can be paid to the holding company. The regulations also require approval of our service agreements with the applicable regulatory authority in order to prevent insurance subsidiaries from moving large amounts of cash to the unregulated holding company.

As we discussed in Note 11. Subsequent Events, upon the regulatory approval of the transfer of the Citizens, Inc. Class B common stock from the Harold E. Riley Trust to the Harold E. Riley Foundation, the "Change in Control" clause in the Employment Agreement by and between the Company and Geoffrey M. Kolander, our Chief Executive Officer and President, was triggered. Following the change in control, Mr. Kolander announced his intention to resign as Chief Executive Officer and President and a member of the Board of Directors, effective no later than August 10, 2020. Pursuant to the terms of the Employment Agreement, Mr. Kolander is entitled to the cash severance amount totaling $8.8 million. Additionally, Citizens entered into a new lease for its headquarters space in Austin, Texas, and expects to spend cash for build-out costs primarily during the third quarter of 2020. We believe we have the appropriate liquidity to meet such cash commitments.

We are closely monitoring the impact that the COVID-19 pandemic may have on our liquidity and capital resources. To the extent that we continue to experience significant decreases in sales and collections of premiums, decreases in our investment income and/or increases in claim payments as a result of the COVID-19 pandemic, our liquidity would be negatively impacted and would likely result in the sale of our investments to meet operational cash flow requirements.

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium deposits and revenues, investment income and investment maturities. Primary uses of these funds are investment purchases, payments of policy benefits to policyholders, and operating expenses.  Historically, we have not had to liquidate investments to provide cash flow, and there were no liquidity issues during the six months ended June 30, 2020.  Cash flows from operating activities were $28.6 million and $31.4 million for the six months ended June 30, 2020 and 2019, respectively.

We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investing activities totaled $22.8 million and $41.4 million for the six months ended June 30, 2020 and 2019, respectively. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.  The Company's net cash inflow and outflow from financing activities were $0.4 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively.

Our investments consist of 92.4% of marketable fixed maturity securities classified as available-for-sale and 1.3% of equity securities that could be readily converted to cash for liquidity needs. A large portion of our fixed maturity security investment portfolio will mature in the next several years and could be called sooner. Over the years, we have been subject to significant call activity due to the declining interest rate environment, which required us to reinvest in fixed maturity securities with shorter durations that are now approaching maturity. We will need to reinvest these maturing funds in the current low interest rate environment. Our profitability could be negatively impacted depending on the market rates at the time of reinvestment. This could result in a decrease in our spread between our policy liability crediting rates and our investment earned rates which could also negatively impact our liquidity. Our investment portfolio (and, specifically, the valuations of investment assets we hold) has also been, and may continue to be, adversely affected as a result of market developments from the COVID-19 pandemic and uncertainty regarding its outcome. Moreover, changes in interest rates, reduced liquidity or a continued slowdown in the U.S. or in global economic conditions may also adversely affect the values and cash flows of these assets.

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

June 30, 2020 | 10-Q 52

Table of Contents            DRAFT 6

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

had an adverse impact on our overall liquidity.  We have not experienced any measurable increases in surrenders due to the COVID-19 pandemic, however we continue to monitor surrenders and early withdrawals. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy.

For reasons described above, we have experienced increased claims in our Home Service Insurance segment in the second quarter of 2020. Additionally, we are closely monitoring claim volumes to evaluate whether there is a delay in reporting or filing for benefits as a result of the COVID-19 pandemic in our Home Service Insurance segment and Life Insurance segment. To the extent we continue to experience increased claims and the associated death benefit payouts in our Home Service Insurance segment and, possibly our Life Insurance segment, as a result of the COVID-19 pandemic, our liquidity could be negatively impacted. Some of our policies include pandemic exclusions and we carry reinsurance to offset some of these risks. While our mortality experience is closely monitored by the Company and the activity has historically been within expected levels, we cannot predict whether we will see increased death benefit payouts above expected levels due to the COVID-19 pandemic. We have had to place a moratorium on policy cancellations or non-renewals for nonpayments of premium and forbearance on premium collections in our Home Service Insurance segment due to state mandates which could negatively affect our liquidity due to lower premium collections and increased death claims due to policies being kept in force that would have otherwise lapsed. Cash flow projections and cash flow tests under various market interest rate scenarios are performed annually to assist in evaluating liquidity needs and adequacy.

Our whole life and endowment products provide the policyholder with alternatives once the policy matures. The policyholder can choose to take a lump sum payout or leave the money on deposit at interest with the Company. As of June 30, 2020, 41% of the Company's total insurance in force was in endowment products. Approximately 12% of the endowments in force will mature in the next five years. Policyholder election behavior is unknown, but if policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell securities at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the market rate we are earning on our investments. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds, but we will monitor closely our policyholder behavior patterns.

We have established a liability of $10.0 million, net of tax, as of June 30, 2020 for probable liabilities and expenses associated with a tax compliance matter as described in Note 7. Commitments and Contingencies in the notes to our consolidated financial statements, which represents management’s estimate of this contingent liability. This estimate and range include projected settlement amounts payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of the tax liabilities for policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and exceed the high end of our estimated range of liabilities and expenses.

As discussed above, we are subject to regulatory capital requirements that could affect the Company’s ability to access capital from our insurance operations or cause the Company to have to put additional cash in our wholly-owned subsidiaries.

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

June 30, 2020 | 10-Q 53

Table of Contents            DRAFT 6

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

reserves.  Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a parental guarantee between Citizens and CICA, Citizens' wholly-owned subsidiary domiciled in Colorado, to maintain a RBC level above 350%. At June 30, 2020, our domestic insurance subsidiaries were above the required minimum RBC levels.

CICA Ltd. is a Bermuda domiciled company. The Bermuda Monetary Authority ("BMA") requires Bermuda insurers to maintain available statutory economic capital and surplus at a level equal to or in excess of its enhanced capital requirement (“ECR”). As described in Note 4. Stockholders' Equity and Restrictions, because of the disruption that the COVID-19 pandemic had on the worldwide economy in March 2020, the fair value of our assets had decreased and interest rates also had decreased which increased the fair value of our statutory economic insurance liabilities. As a result, CICA Ltd.’s statutory economic capital and surplus at March 31, 2020 was below the Target Capital Level ("TCL") by $8.9 million. Pursuant to the insurance laws in Bermuda, CICA Ltd. notified the BMA of this shortfall and filed a written report containing details of the circumstances leading to the shortfall. The fair value of our assets has increased significantly since March 31, 2020 and CICA Ltd. has rectified the failure as of June 30, 2020. Although we continue to hold discussions with the BMA, there have been no capital or management actions required.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in contractual obligations from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.  The Company does not have off-balance sheet arrangements at June 30, 2020.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

June 30, 2020 | 10-Q 54

Table of Contents            DRAFT 6

CITIZENS, INC.

The following table summarizes net unrealized gains and losses as of the dates indicated.

	June 30, 2020			December 31, 2019
(In thousands)	Amortized Cost	Fair Value	Net Unrealized Gains	Amortized Cost	Fair Value	Net Unrealized Gains
Total fixed maturity securities	$1,295,628	1,417,317	121,689	1,293,853	1,377,959	84,106
Total equity securities	$19,529	20,698	1,169	15,055	16,033	978

MARKET RISK RELATED TO INTEREST RATES

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 92.4% of our investment portfolio based on carrying value as of June 30, 2020.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturity investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies and state and political subdivisions, and corporate bonds.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our fixed maturity and equity securities as of June 30, 2020 were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our fixed maturity and equity securities.  The interest rate of the ten-year U.S. Treasury bond decreased to 0.66% at June 30, 2020 from 1.92% at December 31, 2019.  Net unrealized gains on fixed maturity securities totaled $121.7 million at June 30, 2020, compared to $84.1 million at December 31, 2019. Generally, fair values of our securities increase in a declining interest rate environment, however, economic and other credit events can have a significant impact on the fair values of our securities.

The fixed maturity security portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable. A decreasing interest rate environment can result in increased call activity, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments classified as trading instruments.  All of the Company's fixed maturity securities were classified as available-for-sale at June 30, 2020.  At June 30, 2020 and December 31, 2019, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

MARKET RISK RELATED TO EQUITY PRICES

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 1.3% of our total investments based upon carrying value at June 30, 2020, with 70.6% invested in diversified equity and bond mutual funds. See further discussion in Note 5. Investments in the notes to our consolidated financial statements.

June 30, 2020 | 10-Q 55

Table of Contents            DRAFT 6

CITIZENS, INC.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2020.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended June 30, 2020, there were no changes in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

June 30, 2020 | 10-Q 56

Table of Contents            DRAFT 6

CITIZENS, INC.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

“Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”) includes a discussion of our legal proceedings. There have been no material changes from the legal proceedings described in our Form 10-K, except that the existing lawsuit against Randall Riley, Citizens American Life, LLC, Citizens American Life, Inc., the Los Raudales defendants, Michael P. Buchweitz, Jonathan M. Pollio, Jeffrey J. Wood, Steven A. Rekedal, First Trinity Financial Corporation, Trinity American, Inc. and Gregg E. Zahn is expected to proceed to trial in the second quarter of 2021.

Item 1A. RISK FACTORS

Part I, Item 1A. Risk Factors of our Form 10-K includes a discussion of our risk factors. There have been no material changes from the risk factors included in our Form 10-K, except as discussed below.

The COVID-19 pandemic is negatively impacting certain aspects of our business and, depending on severity and duration, could have a material adverse effect on our financial condition, results of operations and overall business operations.

The COVID-19 pandemic has caused significant disruption to the global economy and has resulted in unfavorable impacts to our company as well as the overall insurance industry. Due to the unprecedented nature of these events and the current pace of change in this environment, while we describe several areas where the COVID-19 pandemic impacted our business during the first six months of 2020, we cannot fully estimate the duration or full impact of the COVID-19 pandemic at this time. Further events that we are unable to control, such as the further spread or spikes in the number of cases of COVID-19 or the emergence of new strains of coronavirus, and the related responses by government authorities and businesses, may heighten the impacts of the COVID-19 pandemic and present additional risks. We are closely monitoring developments related to the COVID-19 pandemic to assess its impacts on our business.

As discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, our liquidity requirements are met primarily by funds generated by our insurance subsidiaries and invested assets. We have experienced declines in premium income resulting from lower sales. Increased economic uncertainty and increased unemployment resulting from the economic impacts of the spread of COVID-19 virus could continue to affect our premium deposits as policyholders may not be able to pay premiums on existing policies and potential customers may not take out new policies in order to conserve cash. We have offered relief to policyholders (e.g. extending grace periods), which may also impact our operating cash flow. Many of our policies are sold via in-person meetings. Due to shelter-in-place orders and limitations on interpersonal interactions, the lack of face-to-face meetings has negatively impacted sales and may continue to do so if the measures that we have put in place to encourage virtual selling prove to be ineffective. Additionally, due to these limitations as well as disruptions to international mail delivery to and from the United States, customers that pay premiums in cash may continue to have difficulty in delivering premium payments. Unfavorable developments in any of these factors may adversely affect our liquidity and capital position.

The COVID-19 pandemic has increased death claims in our Home Service Insurance segment. We may experience increased claims and our resulting costs if there continues to be an unusually large number of illnesses or deaths. The economic impacts of the spread of COVID-19 may also result in policyholders seeking sources of liquidity and they may withdraw funds at rates greater than we previously expected.

The COVID-19 pandemic, and its effect on financial markets, have adversely affected our investment portfolio (and, specifically, increased the risk of defaults, downgrades and volatility in the value of the investments we hold and lowered investment income) and may continue to do so. Extreme market volatility may continue to leave us unable to react to market events in a prudent manner consistent with our historical practices in dealing with more orderly

June 30, 2020 | 10-Q 57

Table of Contents            DRAFT 6

CITIZENS, INC.

markets. To the extent that we need to sell our investments to fund liquidity needs in the current financial markets, we may not receive the prices we seek, and may sell at a price lower than our carrying value.

Our risk management, contingency, and business continuity plans may not adequately protect our operations. Extended periods of remote work arrangements and other unusual business conditions and circumstances as a result of the COVID-19 pandemic could strain our business continuity plans, introduce operational risk, increase our cybersecurity risks, and impair our ability to manage our business. The frequency and sophistication of attempts at unauthorized access to our technology systems and fraud may increase, and COVID-19 conditions may impair our cybersecurity efforts and risk management. Our efforts to prevent money-laundering or other fraud, whether due to limited abilities to "know our customers" or otherwise, may increase our compliance costs and risk of violations.

While governmental and non-governmental organizations are continuing to engage in efforts to combat the spread and severity of the COVID-19 pandemic and related public health issues, these measures may not be effective. We also cannot predict how legal and regulatory responses to concerns about the COVID-19 pandemic and related public health issues will impact our business. Such events or conditions could result in additional regulation or restrictions affecting the conduct of our business in the future.

We have undergone a change in control of the Company and are currently undergoing a leadership change. We cannot determine if the change in control will result in any additional changes to our Board of Directors, management, operations, or strategies. Additionally, our business may be adversely impacted if we are not able to successfully manage our leadership change.

As previously announced and discussed in Part I, Item 1. Financial Information – Note 11. Subsequent Events, a change in control of the Company occurred on July 29, 2020, and the Harold E. Riley Foundation (the “Foundation”), a charitable organization established under 501(c)(3) of the Internal Revenue Code, is now the owner of 100% of our Class B common stock. Because our Class B common stock elects a simple majority of our Board of Directors, the Foundation controls the Company. If the Foundation were to exercise its rights to elect a simple majority of the Board of Citizens, the Foundation would then be able to make subsequent changes to our management, operations or strategies, any of which could have an adverse impact on our business.

Additionally, on July 29, 2020, following the change in control, Geoffrey M. Kolander, our Chief Executive Officer and President, announced his intention to resign as our Chief Executive Officer and President effective no later than August 10, 2020. Gerald W. Shields, Vice Chairman of the Board of Directors, will assume the role of Interim Chief Executive Officer following Mr. Kolander’s resignation and separation from employment. Although Mr. Kolander has agreed to stay on to provide consulting services through the end of 2020, any significant change in leadership involves inherent risks. We may be unable to manage this change smoothly, which could adversely impact our business, financial condition and results of operations.

Sales of our insurance products could decline if we are unable to establish and maintain commercial relationships with independent marketing firms, independent consultants and independent agents and maintain our distribution sources.

We distribute our insurance products through several distribution channels. In our Life Insurance segment, we depend almost exclusively on the services of independent marketing firms and independent consultants. As part of the continued strategic review of our operations, effective August 2020, we began to operate our Home Service Insurance segment through independent agents, rather than employee agents, which involved converting employee agents to independent agents. In our Home Service Insurance segment, we depend on such independent agents whose role in our distribution process is integral to developing and maintaining relationships with policyholders.

Significant competition exists among insurers in attracting and maintaining marketers of demonstrated ability. Some of our competitors may offer better compensation packages for marketing firms, independent consultants and agents and broader arrays of products and have a greater diversity of distribution resources, better brand recognition, more competitive pricing, lower cost structures and greater financial strength or claims paying ratings than we do. We compete with other insurers for marketing firms, independent consultants and agents primarily on

June 30, 2020 | 10-Q 58

Table of Contents            DRAFT 6

CITIZENS, INC.

the basis of our compensation, products and support services. Any reduction in our ability to attract and retain effective sales representatives could materially adversely affect our revenues, results of operations and financial condition. Modifications in our international business model could include withdrawal from certain markets that may have an adverse impact on our ability to attract and retain effective sales representatives. Additionally, the conversion from employee agents to independent agents in our Home Service Insurance segment may have an adverse impact on our ability to attract and retain effective sales agents in such segment, which could adversely affect our revenues, results of operations and financial condition.

There may be adverse tax, legal or financial consequences if our sales representatives are determined not to be independent contractors.

Our international sales representatives and, beginning in August 2020, our Home Service Insurance sales representatives are classified as independent contractors who operate their own businesses. Although we believe that we have properly classified our sales representatives as independent contractors, there is nevertheless a risk that the IRS, a governmental agency, a court or other authority will take the different view that our sales representatives should be classified as employees. The tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact-sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status and misclassification of independent sales representatives are subject to change or interpretation.

If there is a change in the manner in which our independent contractors are classified or an adverse determination with respect to some or all of our independent contractors by a court or governmental agency, we could incur significant costs in complying with such laws and regulations, including in respect of tax withholding, social security payments, government and private pension plan contributions and recordkeeping and workers' compensation insurance, or we may be required to modify our business model, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, there is the risk that we may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with applicable federal, state, local or foreign laws.

We may suffer losses as a result of foreign currency fluctuations

All of our international policies are U.S. Dollar denominated and prior to the second quarter of 2020, we required all premiums on these policies to be paid to us directly in U.S. dollars. As part of our strategic initiatives to improve our sales processes and allow more avenues for our international clients to pay their premiums, beginning in May 2020, we allow our international policyholders to pay in their local currencies through an online payment portal. Because the premiums received by us must still be in U.S. dollars, in order to minimize currency fluctuations and exchange rate risks to us, we charge a transaction fee on foreign currency payments. The currency exchange is carried out through a third party processor. While we currently do not have many policyholders paying premiums in their local currencies, since most of our Life Insurance business is international, if a large number of policyholders were to elect to pay in local currencies and we are unable to charge sufficient fees, any increase in the value of U.S. dollar in relation to the value of applicable foreign currencies before the date that we receive the U.S. dollar premiums could adversely affect our operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

June 30, 2020 | 10-Q 59

Table of Contents            DRAFT 6

CITIZENS, INC.

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
10.1†
Form of Executive Change in Leadership Agreement entered into by and between the Company and each of the following: Jeffery P. Conklin, James A. Eliasberg, Robert M. Mauldin III, Chad M. Mellon and Harvey J. L. Waite (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 16, 2020)†

10.2†
Chief Executive Officer Separation of Service and Consulting Agreement dated July 29, 2020 by and between the Company and Geoffrey M. Kolander (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 30, 2020)†

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q*
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set*

* Filed herewith.
† Indicates management contract or compensatory plan or arrangement.

June 30, 2020 | 10-Q 60

Table of Contents            DRAFT 6
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Geoffrey M. Kolander
Geoffrey M. Kolander
President, Chief Executive Officer and Director

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin
Vice President, Chief Financial Officer and Treasurer

Date:	August 5, 2020

June 30, 2020 | 10-Q 61