Form 10-Q
period 2020-09-30
CITIZENS, INC.
filed 2020-11-04
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
COMMISSION FILE NUMBER:  000-16509

CITIZENS, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-0755371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11815 Alterra Pkwy, Floor 15, Austin, TX 78758
(Current Address)

14231 Tandem Blvd, 2nd Floor, Austin, TX 78728
(Former Address)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 30, 2020, the Registrant had 52,654,016 shares of Class A common stock outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

September 30, 2020 | 10-Q 1

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets

(In thousands)	September 30, 2020	December 31, 2019
Assets	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $1,308,056 and $1,293,853 in 2020 and 2019, respectively)	$1,444,579	1,377,959
Equity securities, at fair value	21,151	16,033
Policy loans	83,962	82,005
Real estate held-for-sale	2,571	2,571
Other long-term investments (portion measured at fair value $10,503 in 2020; less allowance for losses of $11 in 2020)	19,668	385
Short-term investments	—	1,301
Total investments	1,571,931	1,480,254
Cash and cash equivalents	42,261	46,205
Accrued investment income	16,320	17,453
Reinsurance recoverable	11,970	3,696
Deferred policy acquisition costs	143,523	149,249
Cost of insurance acquired	12,083	13,455
Goodwill and other intangible assets	13,572	13,575
Property and equipment, net	16,089	5,904
Due premiums	11,222	12,656
Other assets (less allowance for losses of $257 in 2020)	5,367	2,489
Total assets	$1,844,338	1,744,936

See accompanying Notes to Consolidated Financial Statements.

September 30, 2020 | 10-Q 2

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets, Continued

(In thousands, except share amounts)	September 30, 2020	December 31, 2019
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,238,568	1,218,757
Annuities	79,875	76,380
Accident and health	806	1,031
Dividend accumulations	32,449	29,211
Premiums paid in advance	41,058	43,102
Policy claims payable	18,822	8,059
Other policyholders' funds	21,599	18,192
Total policy liabilities	1,433,177	1,394,732
Commissions payable	2,070	2,514
Current federal income tax payable	47,787	44,622
Deferred federal income tax payable	16,030	12,428
Payable for securities in process of settlement	5,995	—
Other liabilities	42,525	30,804
Total liabilities	1,547,584	1,485,100
Commitments and contingencies (Note 8)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 52,654,016 and 52,364,993 shares issued and outstanding in 2020 and 2019, respectively, including shares in treasury of 3,135,738 in 2020 and 2019	262,667	261,515
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2020 and 2019	3,184	3,184
Accumulated deficit	(83,890)	(70,969)
Accumulated other comprehensive income:
Net unrealized gains on fixed maturity securities, net of tax	125,804	77,117
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	296,754	259,836
Total liabilities and stockholders' equity	$1,844,338	1,744,936

See accompanying Notes to Consolidated Financial Statements.

September 30, 2020 | 10-Q 3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Revenues:
Premiums:
Life insurance	$42,732	44,502	122,863	127,795
Accident and health insurance	236	350	745	1,018
Property insurance	1,140	1,157	3,313	3,464
Net investment income	14,997	15,039	45,081	44,150
Realized investment gains (losses), net	527	72	669	3,164
Other income	193	347	1,217	1,148
Total revenues	59,825	61,467	173,888	180,739
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	32,958	28,751	87,161	78,808
Increase in future policy benefit reserves	4,158	6,409	21,866	28,180
Policyholders' dividends	1,450	1,560	4,011	4,165
Total insurance benefits paid or provided	38,566	36,720	113,038	111,153
Commissions	7,712	8,879	22,279	25,147
Other general expenses	19,391	11,530	42,003	37,611
Capitalization of deferred policy acquisition costs	(4,892)	(5,984)	(13,632)	(16,224)
Amortization of deferred policy acquisition costs	6,760	7,835	18,940	21,043
Amortization of cost of insurance acquired	459	355	1,228	1,192
Total benefits and expenses	67,996	59,335	183,856	179,922
Income (loss) before federal income tax	(8,171)	2,132	(9,968)	817
Federal income tax expense (benefit)	(256)	86	2,558	7,138
Net income (loss)	(7,915)	2,046	(12,526)	(6,321)
Per Share Amounts:
Basic and diluted earnings (losses) per share of Class A common stock	(0.16)	0.04	(0.25)	(0.13)
Basic and diluted earnings (losses) per share of Class B common stock	(0.07)	0.02	(0.12)	(0.06)
Other Comprehensive Income:
Unrealized gains on fixed maturity securities:
Unrealized holding gains arising during period	15,128	24,201	52,707	84,222
Reclassification adjustment for losses (gains) included in net income (loss)	2	(53)	46	(30)
Unrealized gains on fixed maturity securities, net	15,130	24,148	52,753	84,192
Income tax expense on unrealized gains on fixed maturity securities	1,020	1,627	4,067	5,815
Other comprehensive income	14,110	22,521	48,686	78,377
Total comprehensive income	$6,195	24,567	36,160	72,056

See accompanying Notes to Consolidated Financial Statements.

September 30, 2020 | 10-Q 4

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stock-holders' equity
(In thousands)	Class A	Class B

Balance at December 31, 2019	$261,515	3,184	(70,969)	77,117	(11,011)	259,836
Accounting standards adopted January 1, 2020	—	—	(395)	—	—	(395)
Comprehensive income (loss):
Net income (loss)	—	—	(3,584)	—	—	(3,584)
Unrealized investment gains (losses), net	—	—	—	(40,070)	—	(40,070)
Total comprehensive income (loss)	—	—	(3,584)	(40,070)	—	(43,654)
Stock-based compensation	(53)	—	—	—	—	(53)
Balance at March 31, 2020	261,462	3,184	(74,948)	37,047	(11,011)	215,734
Comprehensive income (loss):
Net income (loss)	—	—	(1,027)	—	—	(1,027)
Unrealized investment gains (losses), net	—	—	—	74,647	—	74,647
Total comprehensive income (loss)	—	—	(1,027)	74,647	—	73,620
Stock-based compensation	439	—	—	—	—	439
Balance at June 30, 2020	261,901	3,184	(75,975)	111,694	(11,011)	289,793
Comprehensive income (loss):
Net income (loss)	—	—	(7,915)	—	—	(7,915)
Unrealized investment gains (losses), net	—	—	—	14,110	—	14,110
Total comprehensive income (loss)	—	—	(7,915)	14,110	—	6,195
Stock-based compensation	766	—	—	—	—	766
Balance at September 30, 2020	$262,667	3,184	(83,890)	125,804	(11,011)	296,754

See accompanying Notes to Consolidated Financial Statements.

September 30, 2020 | 10-Q 5

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity, Continued
(Unaudited)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stock-holders' equity
(In thousands)	Class A	Class B

Balance at December 31, 2018	$259,793	3,184	(69,599)	5,366	(11,011)	187,733
Comprehensive income (loss):
Net income (loss)	—	—	(3,802)	—	—	(3,802)
Unrealized investment gains (losses), net	—	—	—	26,880	—	26,880
Total comprehensive income (loss)	—	—	(3,802)	26,880	—	23,078
Stock-based compensation	1,083	—	—	—	—	1,083
Balance at March 31, 2019	260,876	3,184	(73,401)	32,246	(11,011)	211,894
Comprehensive income (loss):
Net income (loss)	—	—	(4,565)	—	—	(4,565)
Unrealized investment gains (losses), net	—	—	—	28,976	—	28,976
Total comprehensive income (loss)	—	—	(4,565)	28,976	—	24,411
Stock-based compensation	127	—	—	—	—	127
Balance at June 30, 2019	261,003	3,184	(77,966)	61,222	(11,011)	236,432
Comprehensive income (loss):
Net income (as restated)	—	—	2,046	—	—	2,046
Unrealized investment gains (losses), net	—	—	—	22,521	—	22,521
Total comprehensive income (loss)	—	—	2,046	22,521	—	24,567
Stock-based compensation	343	—	—	—	—	343
Balance at September 30, 2019	$261,346	3,184	(75,920)	83,743	(11,011)	261,342

See accompanying Notes to Consolidated Financial Statements.

September 30, 2020 | 10-Q 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended September 30, (In thousands)	2020	2019
Cash flows from operating activities:
Net income (loss)	$(12,526)	(6,321)
Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
Realized investment (gains) losses on sale of investments and other assets	(669)	(3,164)
Net deferred policy acquisition costs	5,308	4,819
Amortization of cost of insurance acquired	1,228	1,192
Depreciation	771	1,269
Amortization of premiums and discounts on investments	6,616	10,422
Stock-based compensation	2,020	1,930
Deferred federal income tax expense (benefit)	(386)	560
Change in:
Accrued investment income	1,133	819
Reinsurance recoverable	(8,274)	68
Due premiums	1,434	2,588
Future policy benefit reserves	21,654	27,994
Other policyholders' liabilities	15,364	2,309
Federal income tax payable	3,165	6,580
Commissions payable and other liabilities	145	1,699
Other, net	(2,967)	(1,851)
Net cash provided by (used in) operating activities	34,016	50,913
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(187,267)	(210,445)
Sales of fixed maturity securities, available-for-sale	17,524	39,708
Maturities and calls of fixed maturity securities, available-for-sale	154,873	111,757
Purchases of equity securities	(4,473)	—
Principal payments on mortgage loans	9	6
Increase in policy loans, net	(1,957)	(1,141)
Sales of other long-term investments and real estate	—	6,981
Purchases of other long-term investments	(19,115)	—
Sales of property and equipment	—	15
Purchases of property and equipment	(124)	(509)
Maturities of short-term investments	1,300	7,940
Purchases of short-term investments	—	(2,456)
Net cash provided by (used in) investing activities	(39,230)	(48,144)

See accompanying Notes to Consolidated Financial Statements.

September 30, 2020 | 10-Q 7

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(Unaudited)

Nine Months Ended September 30, (In thousands)	2020	2019
Cash flows from financing activities:
Annuity deposits	$5,542	4,948
Annuity withdrawals	(3,403)	(5,685)
Other	(869)	(377)
Net cash provided by (used in) financing activities	1,270	(1,114)
Net increase (decrease) in cash and cash equivalents	(3,944)	1,655
Cash and cash equivalents at beginning of year	46,205	45,492
Cash and cash equivalents at end of period	$42,261	47,147

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2020 and 2019, various fixed maturity issuers exchanged securities with book values of $5.3 million and $12.2 million, respectively, for securities of equal value.

The Company had net unsettled security trades of $6.0 million at September 30, 2020 and 2019.

The Company recognized right-of-use assets of $12.0 million in exchange for new operating lease liabilities during the nine months ended September 30, 2020.

See accompanying Notes to Consolidated Financial Statements.

September 30, 2020 | 10-Q 8

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

The consolidated balance sheets as of September 30, 2020, the consolidated statements of operations and comprehensive income (loss) and stockholders' equity for the three and nine months ended September 30, 2020 and September 30, 2019 and cash flows for the nine months ended September 30, 2020 and September 30, 2019 have been prepared by the Company without audit. In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2020 and for comparative periods have been made. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

September 30, 2020 | 10-Q 9

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

We initially estimate the fair value of investments in private equity funds by reference to the transaction price. Subsequently, we obtain the fair value of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are audited annually. Recognition of investment income on these funds is delayed due to the availability of the related financial statements, which are generally obtained from the partnerships' general partners. As a result, our private equity funds are generally reported on a three-month delay. These investments are included in other long-term investments.

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

September 30, 2020 | 10-Q 10

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In September 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU requires an entity in a cloud computing arrangement (i.e. hosting arrangement) that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs should be presented in the same line item on the balance sheet as amounts prepaid for the hosted service, if any (generally as an "other asset"). The capitalized costs will be amortized over the term of the hosting arrangement, with the amortization expense being presented in the same income statement line item as the fees paid for the hosted service. We adopted this standard effective January 1, 2020. The adoption had no impact on our consolidated financial statements.

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

(3) SEGMENT INFORMATION

The Company has two reportable segments:  Life Insurance and Home Service Insurance.  The Life Insurance and Home Service Insurance portions of the Company constitute separate businesses. CICA, CICA Ltd. and CNLIC constitute the Life Insurance segment, and SPLIC, SPFIC and MGLIC constitute the Home Service Insurance segment. In addition to the Life Insurance and Home Service Insurance business, the Company also operates other non-insurance portions of the Company ("Other Non-Insurance Enterprises"), which primarily include the Company's IT and Corporate-support functions that are included in the tables presented below to properly reconcile the segment information with the consolidated financial statements of the Company.

The accounting policies of the reportable segments and Other Non-Insurance Enterprises are presented in accordance with U.S. GAAP and are the same as those used in the preparation of the consolidated financial

September 30, 2020 | 10-Q 11

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
statements.  The Company evaluates profit and loss performance based on U.S. GAAP income before federal income taxes for its two reportable segments.

The Company's Other Non-Insurance Enterprises are the only reportable difference between segments and consolidated operations.

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended September 30, 2020
(In thousands)

Revenues:
Premiums	$32,265	11,843	—	44,108
Net investment income	11,507	3,200	290	14,997
Realized investment gains (losses), net	133	388	6	527
Other income	189	1	3	193
Total revenues	44,094	15,432	299	59,825
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	25,023	7,935	—	32,958
Increase in future policy benefit reserves	3,274	884	—	4,158
Policyholders' dividends	1,443	7	—	1,450
Total insurance benefits paid or provided	29,740	8,826	—	38,566
Commissions	4,140	3,572	—	7,712
Other general expenses	1,915	4,524	12,952	19,391
Capitalization of deferred policy acquisition costs	(3,512)	(1,380)	—	(4,892)
Amortization of deferred policy acquisition costs	6,190	570	—	6,760
Amortization of cost of insurance acquired	113	346	—	459
Total benefits and expenses	38,586	16,458	12,952	67,996
Income (loss) before federal income tax expense	$5,508	(1,026)	(12,653)	(8,171)

September 30, 2020 | 10-Q 12

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Nine Months Ended September 30, 2020
(In thousands)

Revenues:
Premiums	$92,146	34,775	—	126,921
Net investment income	34,332	9,788	961	45,081
Realized investment gains (losses), net	1,259	(405)	(185)	669
Other income	1,195	19	3	1,217
Total revenues	128,932	44,177	779	173,888
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	66,071	21,090	—	87,161
Increase in future policy benefit reserves	18,804	3,062	—	21,866
Policyholders' dividends	3,987	24	—	4,011
Total insurance benefits paid or provided	88,862	24,176	—	113,038
Commissions	11,912	10,367	—	22,279
Other general expenses	11,309	13,431	17,263	42,003
Capitalization of deferred policy acquisition costs	(10,149)	(3,483)	—	(13,632)
Amortization of deferred policy acquisition costs	16,927	2,013	—	18,940
Amortization of cost of insurance acquired	358	870	—	1,228
Total benefits and expenses	119,219	47,374	17,263	183,856
Income (loss) before federal income tax expense	$9,713	(3,197)	(16,484)	(9,968)

September 30, 2020 | 10-Q 13

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended September 30, 2019
(In thousands)

Revenues:
Premiums	$34,385	11,624	—	46,009
Net investment income	11,340	3,309	390	15,039
Realized investment gains (losses), net	61	3	8	72
Other income (loss)	349	(2)	—	347
Total revenues	46,135	14,934	398	61,467
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	22,533	6,218	—	28,751
Increase (decrease) in future policy benefit reserves	7,667	(1,258)	—	6,409
Policyholders' dividends	1,551	9	—	1,560
Total insurance benefits paid or provided	31,751	4,969	—	36,720
Commissions	5,386	3,493	—	8,879
Other general expenses	5,358	4,669	1,503	11,530
Capitalization of deferred policy acquisition costs	(4,743)	(1,241)	—	(5,984)
Amortization of deferred policy acquisition costs	5,960	1,875	—	7,835
Amortization of cost of insurance acquired	113	242	—	355
Total benefits and expenses	43,825	14,007	1,503	59,335
Income (loss) before federal income tax expense	$2,310	927	(1,105)	2,132

September 30, 2020 | 10-Q 14

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Nine Months Ended September 30, 2019
(In thousands)

Revenues:
Premiums	$97,439	34,838	—	132,277
Net investment income	33,121	9,720	1,309	44,150
Realized investment gains (losses), net	5,586	639	(3,061)	3,164
Other income	1,146	—	2	1,148
Total revenues	137,292	45,197	(1,750)	180,739
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	61,011	17,797	—	78,808
Increase in future policy benefit reserves	27,499	681	—	28,180
Policyholders' dividends	4,136	29	—	4,165
Total insurance benefits paid or provided	92,646	18,507	—	111,153
Commissions	14,435	10,712	—	25,147
Other general expenses	18,021	15,071	4,519	37,611
Capitalization of deferred policy acquisition costs	(12,465)	(3,759)	—	(16,224)
Amortization of deferred policy acquisition costs	17,454	3,589	—	21,043
Amortization of cost of insurance acquired	373	819	—	1,192
Total benefits and expenses	130,464	44,939	4,519	179,922
Income (loss) before federal income tax expense	$6,828	258	(6,269)	817

September 30, 2020 | 10-Q 15

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) STOCKHOLDERS' EQUITY AND RESTRICTIONS

EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings (loss) per share.

Three Months Ended September 30,	2020	2019
(In thousands, except per share amounts)

Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$(7,915)	2,046
Net income (loss) allocated to Class A common stock	$(7,836)	2,026
Net income (loss) allocated to Class B common stock	(79)	20
Net income (loss)	$(7,915)	2,046

Denominator:
Weighted average shares of Class A outstanding - basic	49,437	49,229
Weighted average shares of Class A outstanding - diluted	49,832	49,327
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic and diluted earnings (loss) per share of Class A common stock	$(0.16)	0.04
Basic and diluted earnings (loss) per share of Class B common stock	(0.07)	0.02

Nine Months Ended September 30,	2020	2019
(In thousands, except per share amounts)
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$(12,526)	(6,321)
Net income (loss) allocated to Class A common stock	$(12,401)	(6,257)
Net income (loss) allocated to Class B common stock	(125)	(64)
Net income (loss)	$(12,526)	(6,321)

Denominator:
Weighted average shares of Class A outstanding - basic	49,365	49,229
Weighted average shares of Class A outstanding - diluted	49,760	49,327
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic and diluted earnings (loss) per share of Class A common stock	$(0.25)	(0.13)
Basic and diluted earnings (loss) per share of Class B common stock	(0.12)	(0.06)

CAPITAL AND SURPLUS

Each of our regulated insurance subsidiaries is required to meet stipulated regulatory capital requirements. These include capital requirements imposed by the U.S. National Association of Insurance Commissioners ("NAIC") and the Bermuda Monetary Authority ("BMA"). All insurance subsidiaries exceeded the minimum capital requirements at September 30, 2020.
.

September 30, 2020 | 10-Q 16

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) INVESTMENTS

The Company invests primarily in fixed maturity securities, which totaled 89.5% of total cash and invested assets at September 30, 2020, as shown below.

Carrying Value (In thousands, except for %)	September 30, 2020		December 31, 2019
	Amount	%	Amount	%

Cash and invested assets:
Fixed maturity securities	$1,444,579	89.5%	$1,377,959	90.2%
Equity securities	21,151	1.3%	16,033	1.1%
Policy loans	83,962	5.2%	82,005	5.4%
Real estate and other long-term investments	22,239	1.4%	2,956	0.2%
Short-term investments	—	—%	1,301	0.1%
Cash and cash equivalents	42,261	2.6%	46,205	3.0%
Total cash and invested assets	$1,614,192	100.0%	$1,526,459	100.0%

The following tables represent the amortized cost, gross unrealized gains and losses and fair value of fixed maturities as of the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,549	1,960	—	11,509
U.S. Government-sponsored enterprises	3,497	1,358	—	4,855
States and political subdivisions	401,852	31,926	1,059	432,719
Corporate:
Financial	205,453	23,735	478	228,710
Consumer	176,020	21,911	1,414	196,517
Energy	81,326	4,525	2,191	83,660
All Other	265,948	33,708	618	299,038
Commercial mortgage-backed	225	—	4	221
Residential mortgage-backed	118,088	23,699	—	141,787
Asset-backed	45,996	189	741	45,444
Foreign governments	102	17	—	119
Total fixed maturity securities	$1,308,056	143,028	6,505	1,444,579

September 30, 2020 | 10-Q 17

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,709	1,638	—	11,347
U.S. Government-sponsored enterprises	3,516	1,015	—	4,531
States and political subdivisions	512,239	24,285	240	536,284
Corporate:
Financial	169,146	13,094	135	182,105
Consumer	148,575	12,591	464	160,702
Energy	74,315	4,765	115	78,965
All Other	212,714	16,022	420	228,316
Commercial mortgage-backed	1,105	—	5	1,100
Residential mortgage-backed	118,130	12,223	66	130,287
Asset-backed	44,302	11	110	44,203
Foreign governments	102	17	—	119
Total fixed maturity securities	$1,293,853	85,661	1,555	1,377,959

Most of the Company's equity securities are diversified stock and bond mutual funds.

Fair Value (In thousands)	September 30, 2020	December 31, 2019

Equity securities:
Stock mutual funds	$2,833	3,274
Bond mutual funds	11,935	12,311
Common stock	1,145	134
Non-redeemable preferred stock	267	314
Non-redeemable preferred stock fund	4,971	—
Total equity securities	$21,151	16,033

VALUATION OF INVESTMENTS

Available-for-sale securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income. The Company recognized net realized gains of $0.4 million and $0.6 million on equity securities held for the three and nine months ended September 30, 2020, respectively, and gains of $18.0 thousand and $0.8 million for the same periods ended September 30, 2019. In the first quarter of 2019, the Company sold its former corporate office in Austin, Texas for a gross sales price of $7.5 million, resulting in a gain on the sale of $5.5 million. The building was owned by CICA within our Life Insurance segment. An impairment loss of $3.1 million was recorded during the second quarter of 2019 related to our Citizens Academy training facility property located near Austin, Texas. It was determined during the quarter that the property met the held-for-sale criteria. As a result, this investment was reclassified from real estate held for investment to real estate held-for-sale. This resulted in an impairment loss of $3.1 million as the carrying amount of the property was written down to the net realizable value. This investment is considered a Level 3 asset in the fair value hierarchy and is reported within other non-insurance enterprises.

September 30, 2020 | 10-Q 18

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

For the three and nine months ended September 30, 2020, the Company recorded no credit valuation losses on fixed maturity securities and recognized no fixed maturity investment impairments for the three and nine months ended September 30, 2019.

September 30, 2020 | 10-Q 19

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the fair values and gross unrealized losses of fixed maturity securities that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2020.

September 30, 2020	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
States and political subdivisions	$32,824	1,059	29	$—	—	—	$32,824	1,059	29
Corporate:
Financial	16,146	478	14	—	—	—	16,146	478	14
Consumer	26,861	1,130	19	2,990	284	2	29,851	1,414	21
Energy	25,297	2,191	30	—	—	—	25,297	2,191	30
All Other	20,260	618	24	—	—	—	20,260	618	24
Commercial mortgage-backed	221	4	1	—	—	—	221	4	1
Residential mortgage-backed	85	—	1	—	—	—	85	—	1
Asset-backed	38,680	741	38	—	—	—	38,680	741	38
Total fixed maturity securities	$160,374	6,221	156	$2,990	284	2	$163,364	6,505	158

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

Corporate. We did not recognize credit losses on corporate securities with unrealized losses that were due to interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movements in interest rates and credit spreads have little bearing on the recoverability of our investments. While we are experiencing unrealized losses across several corporate sectors, the energy and automobile sectors have been impacted the most by recent economic pressures and some issuers within these sectors have been downgraded to below investment grade. We have assessed our exposure in the energy sector and believe our investments have access to sufficient liquidity to meet their debt obligations. The auto industry has been able to issue debt which has increased the liquidity of the component companies in the sector significantly. The automobile sector is included in the Consumer subtotal above.

Asset-backed. Our asset-backed securities are primarily senior tranches of pools of aircraft leases to airlines around the world. If an airline was to go bankrupt and default on its lease, the trust would repossess the plane and relet or sell it. There have been no defaults on leases to date, however the leases contain a feature that allows lessors to defer their lease payments for three months, with the funds recaptured with interest when payments resume. Several of the lessors have requested this deferral. We do not expect to realize any losses for these securities and see the current valuations as a result of general market conditions. All of the active lease securities are rated investment grade.

September 30, 2020 | 10-Q 20

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the fair values and gross unrealized losses of fixed maturity securities that are not deemed to have other than temporary impairments ("OTTI"), aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2019.

December 31, 2019	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
States and political subdivisions	$24,064	163	24	$1,961	77	6	$26,025	240	30
Corporate:
Financial	13,581	135	15	—	—	—	13,581	135	15
Consumer	22,671	464	20	—	—	—	22,671	464	20
Energy	4,208	34	4	898	81	2	5,106	115	6
All Other	22,437	285	30	2,771	135	3	25,208	420	33
Commercial mortgage-backed	1,100	5	2	—	—	—	1,100	5	2
Residential mortgage-backed	1,656	65	11	91	1	3	1,747	66	14
Asset-backed	36,039	110	27	—	—	—	36,039	110	27
Total fixed maturity securities	$125,756	1,261	133	$5,721	294	14	$131,477	1,555	147

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

The amortized cost and fair value of fixed maturity securities at September 30, 2020 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

September 30, 2020	Amortized Cost	Fair Value
(In thousands)
Fixed maturity securities:
Due in one year or less	$47,918	48,263
Due after one year through five years	106,727	114,430
Due after five years through ten years	227,840	250,142
Due after ten years	925,571	1,031,744
Total fixed maturity securities	$1,308,056	1,444,579

September 30, 2020 | 10-Q 21

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Three Months Ended		Nine Months Ended
Fixed Maturity Securities, Available-for-Sale	September 30,		September 30,
(In thousands)	2020	2019	2020	2019

Proceeds	$11,221	29,294	17,524	39,708
Gross realized gains	$25	125	148	234
Gross realized losses	$77	22	134	387

The Company sold eighteen and twenty-four available-for-sale fixed maturity securities during the three and nine months ended September 30, 2020 and sold twenty-one and forty-one available-for-sale fixed maturity securities during the three and nine months ended September 30, 2019. No equity securities were sold during the three and nine months ended September 30, 2020 and 2019.

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

September 30, 2020 | 10-Q 22

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets that are measured at fair value on a recurring basis as of the dates indicated.

September 30, 2020	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial Assets
Fixed maturities available-for-sale
U.S. Treasury and U.S. Government-sponsored enterprises	$11,509	4,855	—	16,364
States and political subdivisions	—	432,719	—	432,719
Corporate	51	807,874	—	807,925
Commercial mortgage-backed	—	221	—	221
Residential mortgage-backed	—	141,787	—	141,787
Asset-backed	—	45,444	—	45,444
Foreign governments	—	119	—	119
Total fixed maturities available-for-sale	11,560	1,433,019	—	1,444,579

Equity securities
Stock mutual funds	2,833	—	—	2,833
Bond mutual funds	11,935	—	—	11,935
Common stock	1,145	—	—	1,145
Non-redeemable preferred stock	267	—	—	267
Non-redeemable preferred stock fund	4,971	—	—	4,971
Total equity securities	21,151	—	—	21,151
Other long-term investments (1)	—	—	—	10,503
Total financial assets	$32,711	1,433,019	—	1,476,233
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet.

September 30, 2020 | 10-Q 23

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

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At September 30, 2020, our fixed maturity securities, valued using a third-party pricing source, totaled $1.4 billion for Level 2 assets and comprised 97.1% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at September 30, 2020. For the nine months ended September 30, 2020, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Other long-term investments. We initially estimate the fair value of investments in private equity funds by reference to the transaction price. Subsequently, we obtain the fair value of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are audited annually. We hold an investment in a private equity fund that invests in privately-originated, performing senior secured debt primarily in middle market North America-based companies. Our unfunded commitment as of September 30, 2020 is $34.8 million. This investment is not redeemable because distributions from the funds will be received when the underlying investments of the funds are liquidated. The fund has a 10-year term but this life could be extended at the fund manager's discretion in one year increments.

We hold an investment in a term asset-backed securities liquidity facility private equity fund, established by the U.S. Federal Reserve, that provides financing to U.S. company market participants for levered asset purchases with a

September 30, 2020 | 10-Q 24

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
focus on asset-backed, commercial mortgage and collateralized loan obligation markets. Our unfunded commitment for this fund as of September 30, 2020 is $14.9 million. This investment is not redeemable because distributions from the funds will be received when the underlying investments of the funds are liquidated. The fund is expected to be liquidated in 3 years but this life could be shortened depending on available investment opportunities.

We review the fair value hierarchy classifications each reporting period.  Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. There were no transfers in or out of Level 3 during the nine months ended September 30, 2020.

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	September 30, 2020		December 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Mortgage loans	$158	196	177	210
Policy loans	83,962	83,962	82,005	82,005
Short-term investments	—	—	1,301	1,301
Cash and cash equivalents	42,261	42,261	46,205	46,205
Financial Liabilities:
Annuity - investment contracts	60,582	67,650	56,878	60,667

Mortgage loans. Mortgage loans are secured principally by residential properties.  Weighted average interest rates for these loans were approximately 6.4% at September 30, 2020 and December 31, 2019. At September 30, 2020, maturities ranged from 8 to 20 years.  Management estimated the fair value using an annual interest rate of 6.25% at September 30, 2020.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at September 30, 2020 and December 31, 2019, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

Other. The fair value of short-term investments and cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 liabilities, was estimated at September 30, 2020 and December 31, 2019 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 0.29% to 2.44% and 1.67% to 3.02%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall

September 30, 2020 | 10-Q 25

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

The following table summarizes the carrying amounts of other long-term investments.

Carrying Value (In thousands)	September 30, 2020	December 31, 2019

Other long-term investments:
Private equity funds	$10,503	—
FHLB common stock	190	187
Mortgage loans	158	177
All other investments	8,817	21
Total other long-term investments	$19,668	385

We are a member of the Federal Home Loan Bank ("FHLB") of Dallas and such membership requires members to own stock in the FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value. Included in All other investments is a Rabbi Trust holding $8.8 million for the benefit of our former Chief Executive Officer, Geoffrey Kolander, representing the severance payment due to him under the terms of his employment agreement in connection with his resignation following a change in control of the Company. Such amount is payable in 2021.

September 30, 2020 | 10-Q 26

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(7) SHORT DURATION CONTRACTS

The Company's short duration contracts consist of credit life and credit disability in the Life Insurance segment and property insurance in the Home Service Insurance segment. The following table presents information on changes in the liability for credit life, credit disability and property policy and contract claims for the nine months ended September 30, 2020 and 2019.

September 30, 2020	2020	2019
(In thousands)

Policy claims payable, January 1,	$477	404
Less: reinsurance recoverable	—	—
Net balance, January 1,	477	404
Add claims incurred, related to:
Current year	1,890	1,082
Prior years	(15)	(165)
	1,875	917
Deduct claims paid, related to:
Current year	1,822	764
Prior years	315	157
	2,137	921
Net balance, September 30,	215	400
Plus: reinsurance recoverable	8,755	—
Policy claims payable, September 30,	$8,970	400

September 30, 2020 | 10-Q 27

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8) COMMITMENTS AND CONTINGENCIES

QUALIFICATION OF LIFE PRODUCTS

We have previously reported that a portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. Further, we have determined that the structure of our policies sold to non-U.S. persons, which were novated to CICA Ltd. effective July 1, 2018, may have inadvertently generated U.S. source income over time, which subjected the Company to certain tax withholding and information reporting requirements for the Company under Chapters 3 or 4 of the IRC. For the novated policies sold to non-U.S. persons, we expect to settle any past liabilities with the Internal Revenue Service ("IRS") related to tax withholding and information reporting failures. The Company has continued to refine its estimate of the tax, penalty and interest exposure and expenses related to these tax issues, as described below for the current reporting period. The products have been and continue to be appropriately reported as life insurance under U.S. GAAP for financial reporting.

To remediate the noncompliance matter for the novated policies sold to non-U.S. persons as described above, the Company submitted withholding tax returns to the IRS in December 2019, followed by some minor amendments in August 2020. These withholding tax returns establish a total tax liability for calendar years 2014 through 2019 (“the covered period”) of $7.3 million for failure to withhold tax and report the U.S. source income generated by the novated policies, plus interest through August 28, 2020 in the amount of $0.7 million.

To date, the Company has paid $8.0 million to the IRS for the covered period, including an August 28, 2020 payment of $6.0 million and previous deposits totaling $2.0 million.

Note that these payments do not represent closure of the matter or IRS acceptance of the tax liability shown on the submitted withholding tax returns. The IRS is still reviewing our submission of the withholding tax returns relating to the novated policies and the IRS has the right to revise our total tax liability for the covered period. Thus, the probability weighted range of estimated financial liabilities related to this issue remains at $7.3 million to $52.5 million, after tax. This estimated range includes projected taxes and interest and penalties payable to the IRS, as well as estimated increased payout obligations to current holders of non-compliant domestic life insurance policies expected to result from remediation of those policies.

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

September 30, 2020 | 10-Q 28

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CONTRACTUAL OBLIGATIONS

As of September 30, 2020, CICA Ltd. is committed to fund investments up to $95 million related to private equity funds and other investments. We are also committed to pay $8.8 million to our former Chief Executive Officer, Geoffrey Kolander, in February 2021 representing the severance payments due to him under the terms of his employment agreement in connection with his resignation following a change in control of the Company.

(9) INCOME TAXES

Our provision for income taxes may not have the customary relationship of taxes to income. CICA Ltd., a wholly owned subsidiary of Citizens, is considered a controlled foreign corporation for federal tax purposes. As a result, the insurance activity of CICA Ltd. is subject to Subpart F of the IRC and is included in Citizens’ taxable income. For the three and nine months ended September 30, 2020, the Subpart F income inclusion generated $0.8 million and $2.2 million of federal income tax expense, respectively. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate is as follows:

Three Months Ended September 30,	2020		2019
(In thousands, except for %)	Amount	%	Amount	%
Federal income tax expense:
Expected tax expense (benefit)	$(1,716)	21.0%	$448	21.0%
Foreign income tax rate differential	(687)	8.4%	(521)	(24.4)%
Tax-exempt interest and dividends-received deduction	(35)	0.4%	(57)	(2.7)%
Annualized effective tax rate adjustment	(646)	7.9%	(1,796)	(84.2)%
Adjustment of prior year taxes	98	(1.2)%	1,923	90.2%
Effect of uncertain tax position	630	(7.7)%	(2,284)	(107.1)%
Nondeductible costs to remediate tax compliance issue	(620)	7.6%	(27)	(1.3)%
CICA Ltd. Subpart F income	787	(9.6)%	2,253	105.7%
Nondeductible officer compensation	2,041	(25.0)%	—	—%
Other	(108)	1.3%	147	6.9%
Total federal income tax expense (benefit)	$(256)	3.1%	$86	4.1%

September 30, 2020 | 10-Q 29

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine Months Ended September 30,	2020		2019
(In thousands, except for %)	Amount	%	Amount	%
Federal income tax expense:
Expected tax expense (benefit)	$(2,093)	21.0%	$172	21.0%
Foreign income tax rate differential	(1,726)	17.3%	(632)	(77.4)%
Tax-exempt interest and dividends-received deduction	(113)	1.1%	(175)	(21.4)%
Annualized effective tax rate adjustment	200	(2.0)%	1,468	179.7%
Adjustment of prior year taxes	10	(0.1)%	1,923	235.4%
Effect of uncertain tax position	2,673	(26.8)%	132	16.2%
Nondeductible costs to remediate tax compliance issue	(620)	6.2%	(27)	(3.3)%
CICA Ltd. Subpart F income	2,180	(21.9)%	3,848	471.0%
Nondeductible officer compensation	2,042	(20.5)%	—	—%
Other	5	(0.1)%	429	52.5%
Total federal income tax expense (benefit)	$2,558	(25.8)%	$7,138	873.7%

Income tax expense consists of:

Nine Months Ended September 30,	2020	2019
(In thousands)
Federal income tax expense:
Current	$2,944	6,580
Deferred	(386)	558
Total federal income tax expense	$2,558	7,138

September 30, 2020 | 10-Q 30

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of deferred federal income taxes are as follows:

Net Deferred Tax Asset (Liability) (In thousands)	September 30, 2020	December 31, 2019
Deferred tax assets:
Future policy benefit reserves	$2,722	2,641
Net operating and capital loss carryforwards	595	230
Accrued expenses	—	85
Investments	286	702
Deferred intercompany loss	2,637	3,539
Fixed assets	533	365
Lease liability	2,576	238
Other	792	250
Total gross deferred tax assets	10,141	8,050
Deferred tax liabilities:
Deferred policy acquisition costs, cost of insurance acquired and intangible assets	(8,465)	(8,417)
Unrealized gains on investments available-for-sale	(11,171)	(7,300)
Tax reserves transition liability	(3,923)	(4,483)
Right of use lease asset	(2,576)	(238)
Other	(36)	(40)
Total gross deferred tax liabilities	(26,171)	(20,478)
Net deferred tax liability	$(16,030)	(12,428)

(10) LEASES

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

The Company has $12.3 million of undiscounted lease liability remaining as of September 30, 2020. The Company evaluates its estimated incremental borrowing rate, which is derived from information available at lease commencement date, in determining present value of lease payments.

The table below summarizes the number of weighted-average years remaining in our operating lease liabilities.

Lease Term	September 30, 2020

Weighted-average remaining lease term (in years)
Operating leases	9.8

September 30, 2020 | 10-Q 31

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We recorded the lease right-of-use asset in Other Assets and the lease liability in Other Liabilities on our consolidated balance sheets. Cash payments related to lease liabilities were $0.2 million and $0.9 million for the three and nine months ended September 30, 2020, respectively, and were reported in operating cash flows. Maturities of our remaining operating lease liabilities as of September 30, 2020 are as follows:

(In thousands)	Operating Lease Payments
Maturity of Lease Liabilities
2020	$391
2021	1,411
2022	1,272
2023	1,271
2024	1,302
After 2024	8,271
Total lease payments	13,918
Interest expense	(1,653)
Present value of lease liabilities	$12,265

In January 2019, the Company entered into a long-term lease agreement with an unrelated party for its new home office in Austin, Texas.  Beginning in the second quarter of 2020, the leased area was under construction to our specifications, which required the Company to recognize the related lease right of use asset and liability of $12.0 million. The Company moved into its new home office in the first week of November 2020.

The Company does not engage in lease agreements among related parties.
(11) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. There were no changes related to these relationships during the nine months ended September 30, 2020.  See our Annual Report on Form 10-K for the year ended December 31, 2019 for a comprehensive discussion of related party transactions.

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A. of this Form 10-Q as well as in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Risk Factors,” which are incorporated herein by reference. Additionally, the effects of the COVID-19 pandemic could cause our actual results to differ significantly for reasons such as:

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

OVERVIEW

Citizens, Inc. ("Citizens" or the "Company") is an insurance holding company incorporated in Colorado serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  We had approximately $1.8 billion of assets at September 30, 2020 and approximately $4.6 billion of direct insurance in force.  Our core insurance operations include:

•Life Insurance segment - U.S. dollar-denominated ordinary whole life insurance and endowment policies predominantly sold to non-U.S. residents, located principally in Latin America and the Pacific Rim, through independent marketing consultants; and
•Home Service Insurance segment - final expense life insurance and limited liability property insurance policies sold to middle and lower income households in Louisiana, Mississippi and

September 30, 2020 | 10-Q 33

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Arkansas, through independent agents in our home service distribution channel and through funeral homes.

STRATEGIC INITIATIVES

The Company remains committed to cultivating enduring value for its key stakeholders through the execution of a customer-centric growth strategy.

As we have previously stated, we entered 2020 with clearly defined priorities in order to set a course for long-term profitable growth.
•We are focused on continuing to build operational excellence, as our high impact and values-based culture takes root.
•We are focused on growth initiatives within the markets in which we operate, as we set targets for growing premium revenues and implementing growth strategies.
•We are focused on building new capabilities that will create business opportunities aligned with our essential purpose.

We are focused on growth primarily through expanding and/or refining our products to tailor them to our markets, creating sales promotions and campaigns to incentivize the agents in our distribution channels, developing training and guidelines that promote safe, yet effective sales practices, and implementing process and technology improvements to remove friction in the sales cycles.

During the third quarter of 2020, we continued to execute on our strategic initiatives and focus on growth initiatives that build on our expertise, all while navigating through significant internal and external disruptions, uncertainties and challenges including a change in control, the resignation of our chief executive officer and appointment of an interim chief executive officer, litigation involving our Board of Directors and controlling shareholder arising from the change in control, and a global pandemic. These topics are discussed in more detail under Part II, Item 1 – Legal Proceedings and Part II, Item 1A – Risk Factors of this Form 10-Q.

Despite these challenges, we made progress on many of our strategic initiatives during the third quarter of 2020, including the following:

Planned for Expansion of Life Insurance Segment into Hispanic US Market in 2021. Because we have developed the ability to complete insurance transactions end-to-end in Spanish and Portuguese and understand the needs of the Hispanic market due to over 50 years of doing business in Latin America, we plan to expand our Life Insurance segment to the Hispanic market in the U.S and expect to begin selling in this market during 2021.

Reorganized our Home Service Insurance Distribution System. In our Home Service Insurance segment, as part of the continued strategic review of our operations, effective August 2020, we began to operate our distribution system through independent agents, rather than employee agents, which involved converting employee agents to independent agents. For an additional discussion of the potential impacts on the business from the conversion, see Part II, Item 1A – Risk Factors.

Launched New Marketing Campaigns in our Life Insurance and our Home Service Insurance segments. In our Life Insurance segment, we created an enticing sales campaign that helped lead to 39% higher premiums in the third quarter as compared to the second quarter of 2020. In the Home Service Insurance segment, we launched a sales campaign that resulted in an increase in the amount of in-force insurance for our current customer base. See below in "Our Operating Segments" for more detail on these campaigns and their impact on our business during the third quarter.

Implemented Operational Improvements. We updated our underwriting processes to remove barriers to sales with a more frictionless process for agents and applicants and to reduce underwriting expense. We also focused on

September 30, 2020 | 10-Q 34

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

continued training for virtual sales and collections in both our Life Insurance and our Home Service Insurance segments and expanded our alternative payment methods for our Home Service Insurance segment to accept credit cards and debit card payments.

As we seek to optimize value for the Company, its customers and its collaborators, we believe our efforts will continue to put the Company on a stronger financial footing and drive sustainable growth.

CURRENT FINANCIAL HIGHLIGHTS

In the three months ended September 30, 2020, we had a net loss of $7.9 million compared to net income of $2.0 million in the prior year period. In the nine months ended September 30, 2020, we had a net loss of $12.5 million compared to a net loss of $6.3 million in the prior year period. Accordingly, our earnings (losses) per share declined by $0.20 and $0.12 in the three and nine months ended September 30, 2020, respectively, compared to prior year periods.

The $10.0 million decrease in net income in the three months ended September 30, 2020 compared to the prior year period was primarily driven by a $7.9 million increase in our general expenses related to executive severance costs and professional fees in connection with a change in control of the Company. As we previously announced on July 29, 2020, a change in control of the Company occurred when the Harold E. Riley Foundation became the beneficial owner of 100% of the Company’s Class B common stock (the “Change in Control”). Holders of the Company's Class B common stock have the right to nominate a simple majority of our Board of Directors. The Change in Control, and its trigger of related payments to our former Chief Executive Officer upon his resignation under his employment agreement, materially impacted our general expenses for the three and nine months ended September 30, 2020. Expenses related to the Change in Control for the third quarter include (i) payment of $8.8 million to a Rabbi Trust for the benefit of our former Chief Executive Officer, Geoffrey Kolander, following his resignation pursuant to the terms of his employment agreement and the Chief Executive Officer Separation of Service and Consulting Agreement dated July 29, 2020 (the “Separation and Consulting Agreement”), (ii) $1.2 million of expense related to the accelerated vesting of Mr. Kolander’s Restricted Stock Units following his resignation upon a change in control pursuant to his employment agreement, and (iii) legal fees related to Change in Control, including defense costs for the litigation brought by the Foundation against the Company and its Board, as described in Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q. The increase in general expenses due to the Change in Control was partially offset by previous quarter strategic efforts to lower general expenses. In addition to the higher general expenses, a $1.9 million decrease in premium revenue and a $4.2 million increase in claims and surrenders expense also contributed to the decrease in net income for the third quarter of 2020. See below in “Revenue Highlights” and in “Benefits and Expenses Highlights” for an explanation of these changes.

The $6.2 million increase in net loss in the nine months ended September 30, 2020 as compared to the same period in 2019 primarily reflects:
•a $5.4 million decrease in premium revenue for the reasons explained in “Revenue Highlights” below;
•a $2.5 million decrease in realized investment gains primarily due to a realized gain of $5.5 million in the first quarter of 2019 related to the sale of our former corporate headquarters in Austin, Texas;
•an $8.4 million increase in claims and surrenders for the reasons discussed in “Benefits and Expenses Highlights” below; and
•a $4.4 million increase in general expenses, driven by our former Chief Executive Officer's severance package and the Change in Control, partially offset by previous strategic efforts to lower general expenses.

These decreases to revenues and increases to benefits and expenses in the nine months ended September 30, 2020 as compared to the same period in 2019 were partially offset by:
•a $6.3 million decrease in future policy benefit reserves driven primarily by the release of reserves resulting from the decreases in our in force business;

September 30, 2020 | 10-Q 35

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

•a $2.9 million decrease in commissions paid which primarily reflect lower sales of new policies, which have significantly higher commission rates than renewals;
•lower capitalization and amortization of deferred policy acquisition costs, which also reflect lower sales of new policies; and
•a $4.6 million lower federal income tax expense.

While it is difficult to quantify the full impact that the COVID-19 pandemic has had on our business in the three and nine months ended September 30, 2020, as we have previously disclosed, our results of operations for the three and nine months ended September 30, 2020 were negatively impacted by the COVID-19 pandemic in the U.S. and other countries where we do business. The COVID-19 pandemic primarily negatively impacted our product sales (and thus first year premium revenue), and our claims and surrenders expenses. We describe below in more detail areas of our results in which we believe our business may have been impacted by the COVID-19 pandemic. While we have implemented operational changes and sales practices to mitigate the impact of the COVID-19 pandemic on our business, because the COVID-19 pandemic continues to cause quarantines, “stay-at-home” orders and similar mandates for many individuals and businesses requiring them to substantially restrict daily activities and to curtail or cease normal operations globally where we do business, we continue to foresee some adverse impact to near-term sales activity, premiums, claims, policy benefits, invested assets and regulatory capital as a result of the COVID-19 pandemic and we continue to closely monitor developments related to the COVID-19 pandemic to assess its impact on our future results and business. For an additional discussion of the potential impacts on our business from the COVID-19 pandemic, see Part II, Item 1A – Risk Factors, in this Quarterly Report on Form 10-Q.

Financial highlights for the three and nine months ended September 30, 2020 compared to the same periods in 2019 were:

REVENUE HIGHLIGHTS

•For the three months ended September 30, 2020, insurance premiums declined 4.1% to $44.1 million from $46.0 million for the same period in 2019. The decline was driven primarily by lower first year premiums in our Life Insurance segment, which, while increasing from the previous quarter, declined 34.1% to $2.2 million from $3.4 million in the third quarter of 2019 as our new policy sales continue to be negatively impacted by the COVID-19 pandemic. Renewal premiums in our Life Insurance segment also contributed to the overall decrease, declining 3.1% to $30.1 million in the third quarter of 2020 from $31.0 million in the same period in 2019. The decrease in renewal premiums resulted from a decline in our in force business in this segment over the year, which is due in part to changes we made to our products and distribution over the last few years.
•For the nine months ended September 30, 2020, insurance premiums declined 4.0% to $126.9 million from $132.3 million for the same period in 2019. The decline was driven by our Life Insurance segment as renewal premiums for the nine months ended September 30, 2020 and first year premiums for the second and third quarters of 2020 fell compared to the comparable periods in 2019.
•Net investment income was $15.0 million for both the three months ended September 30, 2020 and 2019, and slightly increased to $45.1 million from $44.2 million in the nine months ended September 30, 2020 from the same period in 2019.

BENEFITS AND EXPENSES HIGHLIGHTS

•Claims and surrenders expense increased 14.6% and 10.6% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increases were driven primarily by an increase in surrendered policies in the Life Insurance segment during the third quarter primarily as a result of policies nearing their maturities. The increases were also due to higher claims in the second and third quarters in our Home Service Insurance segment due primarily to COVID-19 deaths. Additionally, we incurred unusually large property claims in our

September 30, 2020 | 10-Q 36

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Home Service Insurance segment in the third quarter of 2020 due to the impacts of Hurricane Laura, a Category 4 hurricane which caused significant damage in Louisiana.
•Future policy benefit reserves decreased 35.1% and 22.4% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The declines were driven primarily by the release of reserves resulting from the decreases in our in force business.
•General expenses increased 68.2% and 11.7% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increase for both periods was driven primarily by the Change in Control as described above in "Current Financial Highlights". Excluding the effects of the executive severance charges incurred in connection with the Change in Control, our general expenses decreased for the three and nine month periods in 2020, reflecting reductions in external audit fees and outside consulting expenses as well as a $2.3 million decrease due to a reduction of our tax compliance liability under Sections 7702 and 72(s) of the Internal Revenue Code for our Life Insurance segment, as discussed in Note 8. Commitments and Contingencies of the notes to our consolidated financial statements.

OUR OPERATING SEGMENTS

Our business is comprised of two operating business segments, as detailed below.

•Life Insurance
•Home Service Insurance

Our insurance operations are the primary focus of the Company, as these operations generate most of our income.  See the discussion under Segment Operations below for detailed analysis.  The amount of insurance, number of policies, and average face amounts of ordinary life policies issued during the periods indicated are shown below.

Nine Months Ended September 30,	2020			2019
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life Insurance	$142,390,980	2,214	$64,314	$166,580,870	2,519	$66,130
Home Service Insurance	103,456,413	20,261	5,106	124,529,689	17,288	7,203

The number of policies issued in the nine months ended September 30, 2020 decreased 12.1% in the Life Insurance segment. We believe that the decrease in new business applications in our Life Insurance segment was driven primarily by disruptions in our sales practices that began in the second quarter of 2020 due to the COVID-19 pandemic. While the number of new business applications for our Life Insurance segment decreased during the nine months ended September 30, 2020 compared to the same period in 2019, third quarter new business applications increased 23% and 56% from the first and second quarters of 2020, respectively, despite the continuation of strict quarantine protocols in many of the markets in which we operate. The increase in applications in the third quarter was primarily due to enhancements to our business operations and sales practices to account for the impact of the COVID-19 pandemic, including sales promotions and campaigns, focused training on virtual selling and strategically prioritizing selling lower face amount policies, which typically have less stringent underwriting requirements and, in some cases, may not require the completion of medical tests, as many of our markets remain in lockdown due to COVID-19 pandemic. Although applications increased in the third quarter from the second quarter, due to these enhancements, average policy face amount declined by 2.7% and the amount of insurance issued declined by 14.5% during the nine months ended September 30, 2020 compared to the same period in 2019 for the Life Insurance segment.

September 30, 2020 | 10-Q 37

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The number of policies issued in the nine months ended September 30, 2020 increased 17.2% in the Home Service Insurance segment compared to the same period in 2019. The increase in new business applications in our Home Service segment was driven primarily by the introduction of a new sales campaign targeted at existing policyholders in the third quarter that emphasized higher volume selling at lower average face amounts. In doing so, we focused on sales of additional benefits for our existing policyholders, which have lower face values, thus leading to a 29.1% decline in average policy face values and a 16.9% decline in amount of insurance issued as compared to the same period in 2020.

Despite the increase in policies issued in the third quarter of 2020 compared to the second quarter, our Home Service Insurance segment has continued to be negatively impacted by the COVID-19 pandemic. We continued to have temporary office closures in Louisiana during the third quarter due to the COVID-19 pandemic and Hurricane Laura, and we have also had to curtail the sales of certain product offerings that require extensive person-to-person sales interaction due to the COVID-19 pandemic.

We continue to monitor the impact of the COVID-19 pandemic on our business and may have to implement additional operational changes.

CONSOLIDATED RESULTS OF OPERATIONS

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

REVENUES

Revenues are generated primarily by insurance renewal premiums and investment income on invested assets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019

Revenues:
Premiums:
Life insurance	$42,732	44,502	122,863	127,795
Accident and health insurance	236	350	745	1,018
Property insurance	1,140	1,157	3,313	3,464
Net investment income	14,997	15,039	45,081	44,150
Realized investment gains, net	527	72	669	3,164
Other income	193	347	1,217	1,148
Total revenues	$59,825	61,467	173,888	180,739

Premium Income.  Premium income derived from life, accident and health, and property insurance sales decreased 4.1% and 4.0% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The overall decrease in premium income was driven primarily by a decline throughout the first nine months of 2020 in renewal premiums for the reasons described above in “Revenue Highlights” and a decline in first year premiums during the second and third quarters, in our Life Insurance segment, which is attributable in large part to the COVID-19 pandemic. See the detail distribution of premiums within Segment Operations discussed below.

September 30, 2020 | 10-Q 38

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Net Investment Income. Net investment income performance is summarized as follows.

	September 30,	December 31,	September 30,
(In thousands, except for %)	2020	2019	2019

Net investment income, annualized	$60,108	59,531	58,867
Average invested assets, at amortized cost	1,409,993	1,365,036	1,357,720
Annualized yield on average invested assets	4.26%	4.36%	4.34%

The annualized yield decreased during the first nine months of 2020 compared to the same period in 2019, due in part to a decline in overall market yields for fixed maturity securities this year. As a substantial proportion of our fixed maturity investments continue to be called or mature, we have faced challenges in finding investments with comparable yields in the continued low interest rate environment. In addition, concerns about potential negative COVID-19-related impacts on our liquidity, while not ultimately realized, resulted in us holding more cash than usual during the first nine months of 2020, which also negatively impacted yields. As part of the ongoing process of managing our portfolio and optimizing performance, we are continuing to identify, consider, and invest in new asset classes.

Investment income from fixed maturity securities accounted for approximately 87.4% and 87.8% of total investment income for the three and nine months ended September 30, 2020, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019

Gross investment income:
Fixed maturity securities	$13,593	13,637	40,973	39,898
Equity securities	214	154	593	479
Policy loans	1,666	1,619	4,918	4,820
Long-term investments	72	—	91	1
Other investment income	3	98	87	287
Total investment income	15,548	15,508	46,662	45,485
Investment expenses	(551)	(469)	(1,581)	(1,335)
Net investment income	$14,997	15,039	45,081	44,150

Fixed maturity securities income decreased 0.3% for the third quarter of 2020 and increased 2.7% for the nine months ended September 30, 2020, compared to the same periods in 2019. Equity securities income increased for the nine month period as we were able to take advantage of market dislocations and identify and execute on attractive equities purchases during the first quarter of 2020. In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value to pay for premiums, contributed to the increase in investment income in both the three and nine months ended September 30, 2020.

Realized Investment Gains (Losses), Net.  We recorded realized gains of $0.5 million during the third quarter of 2020 related to fair value changes in our equity securities owned at September 30, 2020. An impairment loss of $3.1 million was recorded for the first nine months of 2019 in connection with classifying the Citizens Academy training facility near Austin, Texas as real estate held-for-sale. In addition, we recorded a realized gain of $5.5 million in the first quarter of 2019 relating to the sale of our former corporate headquarters.

September 30, 2020 | 10-Q 39

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

BENEFITS AND EXPENSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$32,958	28,751	87,161	78,808
Increase in future policy benefit reserves	4,158	6,409	21,866	28,180
Policyholders' dividends	1,450	1,560	4,011	4,165
Total insurance benefits paid or provided	38,566	36,720	113,038	111,153
Commissions	7,712	8,879	22,279	25,147
Other general expenses	19,391	11,530	42,003	37,611
Capitalization of deferred policy acquisition costs	(4,892)	(5,984)	(13,632)	(16,224)
Amortization of deferred policy acquisition costs	6,760	7,835	18,940	21,043
Amortization of cost of insurance acquired	459	355	1,228	1,192
Total benefits and expenses	$67,996	59,335	183,856	179,922

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019

Claims and Surrenders:
Death claims	$7,724	5,797	21,359	18,227
Surrender benefits	16,131	13,959	38,861	37,124
Endowments	2,706	3,012	8,064	9,079
Matured endowments	4,475	4,232	14,376	10,597
Property claims	966	625	1,769	1,115
Accident and health benefits	33	92	147	208
Other policy benefits	923	1,034	2,585	2,458
Total claims and surrenders	$32,958	28,751	87,161	78,808

•Death claims increased 33.2% and 17.2% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increase was concentrated in our Home Service Insurance segment and reflected increased mortality due to COVID-19 in our customer base in this segment. Mortality experience and COVID-19 impacts will continue to be closely monitored by the Company.
•Surrenders increased 15.6% and 4.7% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. Surrenders represented 0.8% of total direct ordinary whole life insurance in force of $4.6 billion as of September 30, 2020. The increase in surrender benefit expense is primarily related to our international business, and partly reflects policies nearing their maturities. Surrender activity will continue to be closely monitored by the Company.

September 30, 2020 | 10-Q 40

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

•Matured endowments increased 5.7% and 35.7% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. We anticipated this increase based upon the dates when our endowment contracts were sold and the maturity dates in the contracts.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves decreased 35.1% and 22.4% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 driven primarily by the release of reserves resulting from the decrease in our in force business.

Commissions. Commission expense for the three and nine months ended September 30, 2020 decreased 13.1% and 11.4%, respectively, compared to the same periods in 2019, which reflects lower new product sales in the 2020 periods. Commission expense fluctuates directly with changes in premiums and is more heavily weighted towards first year premiums, which pay higher commission levels than renewal premiums.

Other General Expenses. Expenses for the three and nine months ended September 30, 2020 increased 68.2% and 11.7%, respectively, compared to the same periods in 2019, driven primarily by expenses related to the Change in Control of the Company as described in "Current Financial Highlights" above.

Capitalization and Amortization of Deferred Policy Acquisition Costs. Costs capitalized include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  Capitalized costs decreased during the three and nine months ended September 30, 2020 compared to the same periods in 2019 as we experienced a decrease in first year premium production as previously discussed. Amortization of deferred policy acquisition costs was lower during the three and the nine months ended September 30, 2020 compared to the same periods in the prior year. Amortization is impacted by persistency, surrenders, and new sales production and thus it may fluctuate from quarter to quarter.

Federal Income Tax. Tax expense decreased for the nine months ended September 30, 2020 compared to the same period in 2019 resulting in effective tax rates of (25.8)% and 873.7%, respectively. For the nine months ended September 30, 2019, the Company's federal income tax expense was impacted by the gain realized on the sale of our former corporate headquarters. The Company's tax rate was impacted by differences between our effective tax rate and the statutory tax rate resulting from income and expense items that are treated differently for financial reporting and tax purposes. In addition, CICA Ltd., a wholly-owned Bermuda subsidiary of Citizens, is considered a controlled foreign corporation for federal tax purposes and CICA Ltd.'s activity gives rise to taxable income in the U.S. as Subpart F Income, which is treated as a permanent tax difference and therefore included in the Company's effective tax rate calculation. See Note 9. Income Taxes in the notes to our consolidated financial statements.

SEGMENT OPERATIONS

The Company has two reportable segments:  Life Insurance and Home Service Insurance.  These segments are reported in accordance with U.S. GAAP.  The Company's other non-insurance enterprises include non-insurance operations such as IT and corporate-support functions, which are included in the table presented below to properly reconcile the segment information with the consolidated financial statements of the Company. The Company

September 30, 2020 | 10-Q 41

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

evaluates profit and loss performance of its segments based on income (loss) before federal income taxes. The following table shows income (loss) before federal income taxes by segments during the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Segments:
Life Insurance	$5,508	2,310	9,713	6,828
Home Service Insurance	(1,026)	927	(3,197)	258
Total segments	4,482	3,237	6,516	7,086
Other Non-Insurance enterprises	(12,653)	(1,105)	(16,484)	(6,269)
Income (loss) before federal income tax expense	$(8,171)	2,132	(9,968)	817

LIFE INSURANCE

Our Life Insurance segment issues ordinary whole life insurance in U.S. Dollar-denominated amounts to non-U.S. residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and can include rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations.  Additionally, the Company issues endowment contracts, which are principally accumulation contracts that incorporate an element of life insurance protection.  For the majority of our business, we retain the first $0.1 million of risk on any one life and reinsure the remainder of the risk.  We operate this segment internationally through CICA Ltd. (a Bermuda company) and domestically through our CICA and CNLIC insurance subsidiaries.

INTERNATIONAL SALES

We focus our sales of U.S. Dollar-denominated ordinary whole life insurance and endowment policies to residents in Latin America and the Pacific Rim.  We have participated in the foreign marketplace since 1975.  We believe positive attributes of our international insurance business typically include:

•larger face amount policies issued when compared to our U.S. operations, which results in lower underwriting and administrative costs per dollar of coverage;
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

September 30, 2020 | 10-Q 42

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

The following table sets forth, by country, our direct premiums from the top five premium producing countries in our international life insurance business for the nine months ended September 30, 2020 and 2019 as indicated below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Country:
Colombia	$5,858	6,465	17,727	18,567
Venezuela	5,000	5,740	14,890	16,471
Taiwan	4,157	4,393	13,013	13,504
Ecuador	3,443	3,641	9,781	10,454
Argentina	2,466	2,539	6,722	7,199
Other Non-U.S.	10,346	10,485	27,894	28,660
Total	$31,270	33,263	90,027	94,855

September 30, 2020 | 10-Q 43

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

We reported declines in premiums during the three and nine months ended September 30, 2020 compared to the same periods in 2019 due primarily to decreases in first year premiums in the second and third quarters as previously discussed, and lower renewal premiums throughout the year. We continue to monitor key indicators in these markets including the COVID-19 pandemic and other economic impacts. All of our top five countries listed above experienced a decline in premium levels during the three and nine months ended September 30, 2020 compared to the same periods in 2019. Renewal premiums declined for the reasons described above in "Revenue Highlights".

DOMESTIC SALES

Our domestic in force business results from blocks of business of insurance companies we have acquired over the years.  We discontinued new sales of domestic ordinary whole life and endowment life insurance products within our Life Insurance segment in 2017 while we evaluated our domestic life strategy; therefore, the majority of the premium recorded is related to renewal business. As discussed above in "Strategic Initiatives", we intend to begin selling again in the U.S. in 2021.

The results of operations for the Life Insurance segment for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Revenues:
Premiums	$32,265	34,385	92,146	97,439
Net investment income	11,507	11,340	34,332	33,121
Realized investment gains, net	133	61	1,259	5,586
Other income	189	349	1,195	1,146
Total revenues	44,094	46,135	128,932	137,292
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	25,023	22,533	66,071	61,011
Increase in future policy benefit reserves	3,274	7,667	18,804	27,499
Policyholders' dividends	1,443	1,551	3,987	4,136
Total insurance benefits paid or provided	29,740	31,751	88,862	92,646
Commissions	4,140	5,386	11,912	14,435
Other general expenses	1,915	5,358	11,309	18,021
Capitalization of deferred policy acquisition costs	(3,512)	(4,743)	(10,149)	(12,465)
Amortization of deferred policy acquisition costs	6,190	5,960	16,927	17,454
Amortization of cost of insurance acquired	113	113	358	373
Total benefits and expenses	38,586	43,825	119,219	130,464
Income before federal income tax expense	$5,508	2,310	9,713	6,828

Premiums.  We derive most of our premium revenue in the Life Insurance segment from renewal premiums. Premium revenues declined 6.2% and 5.4% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. These declines were due in large part to decreases in renewal premiums throughout the year. We experienced decreases in renewal premium as a result of a decline in our in force business. Our in force business, in terms of policy counts and amount of in force insurance, has been declining for several years due to changes we made to our products and distribution over the last few years, which resulted in

September 30, 2020 | 10-Q 44

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

the pace of new policies issued lagging the number of policies terminated from death, surrender or lapse. A decline in first year premiums during the second and third quarters also contributed to the overall decrease. The declines in first year premiums were primarily related to the impact of the COVID-19 pandemic. We have taken and will continue to take countermeasures to reduce the impact of the COVID-19 pandemic on our premiums, including holding sales promotions and campaigns, emphasizing virtual selling and tailoring our sales efforts to products whose sales processes are less impacted by the pandemic.

Life Insurance segment premium breakout is detailed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Premiums:
First year	$2,214	3,361	6,517	8,308
Renewal	30,051	31,024	85,629	89,131
Total premiums	$32,265	34,385	92,146	97,439

Net Investment Income.  Net investment income increased in the nine months ended September 30, 2020 compared to the same period in 2019 and the twelve months ended December 31, 2020.

	September 30,	December 31,	September 30,
(In thousands, except for %)	2020	2019	2019
Net investment income, annualized	$45,776	44,779	44,163
Average invested assets, at amortized cost	1,062,751	1,016,055	1,010,578
Annualized yield on average invested assets	4.31%	4.41%	4.37%

The annualized yield in the first nine months of 2020 decreased compared to the same period in 2019 and from December 31, 2019. As a substantial proportion of our fixed maturity investments continue to be called or mature, we have faced challenges in finding investments with comparable yields in the continued low interest rate environment.

Realized Investment Gains (Losses), Net.  The realized gains for the three and nine months ended September 30, 2020 were primarily due to the appreciation in the value of a preferred stock exchange traded fund purchase we made during the first quarter as we were able to take advantage of the market dislocation to identify an attractive risk-adjusted opportunity. We recorded a realized gain of $5.5 million during the first quarter of 2019 related to the sale of our former corporate headquarters in Austin, Texas.

September 30, 2020 | 10-Q 45

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table shows the claims and surrenders incurred within the Life Insurance segment for the nine months ended September 30, 2020 compared to the same period in 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Claims and Surrenders:
Death claims	$1,595	1,249	4,563	4,599
Surrender benefits	15,449	13,104	36,884	34,591
Endowment benefits	2,703	3,008	8,056	9,070
Matured endowments	4,324	4,103	13,893	10,190
Accident and health benefits	34	41	102	117
Other policy benefits	918	1,028	2,573	2,444
Total claims and surrenders	$25,023	22,533	66,071	61,011

•Death claims expense was unfavorable for the three months ended September 30, 2020 increasing 27.7% from the same period in 2019, while remaining flat for the nine months ended September 30, 2020 compared with the same period in 2019. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels. We are closely monitoring claim volumes to evaluate whether there is a delay in reporting or filing for benefits as a result of the COVID-19 pandemic.
•Surrenders increased 17.9% and 6.6% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily as a result of policies nearing their maturities, as noted above, and fell within anticipated range. Surrender activity will continue to be closely monitored by the Company.
•Matured endowments increased 5.4% and 36.3% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, as a large number of our endowment contracts reached maturity in the current period. We anticipate this trend will continue as endowment products sold reach their stated maturities.

September 30, 2020 | 10-Q 46

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Increase in Future Policy Benefit Reserves.  The lower increase in policy benefit reserves for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily due to premium decreases and benefit increases as discussed above.

Commissions.  Commission expense decreased substantially during the three and nine months ended September 30, 2020 as we experienced lower first year premiums compared to the same periods in 2019. Commission expense is driven primarily, but not exclusively, by new business as commission rates paid are higher on first year premium sales.

Other General Expenses.   Expenses are allocated by segment based upon an annual expense study performed by the Company. Expenses decreased for the three and nine months ended September 30, 2020 due to lower audit, consulting and employee-related expenses compared to the same periods in 2019 and the release of the tax compliance liability under Sections 7702 and 72(s) of the Internal Revenue Code as described above.

HOME SERVICE INSURANCE

We operate in the Home Service Insurance market through our subsidiaries SPLIC, MGLIC and SPFIC, and focus on the life insurance needs of the middle and lower income markets, primarily in Louisiana, Mississippi and Arkansas.  Our policies are sold and serviced through a home service insurance marketing distribution system of independent agents who work on a debit route system and through funeral homes that sell policies, collect premiums and service policyholders.

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
State:
Louisiana	$10,967	10,688	31,955	31,997
Mississippi	488	508	1,497	1,546
Arkansas	424	398	1,290	1,222
Other States	260	235	744	694
Total	$12,139	11,829	35,486	35,459

HOME SERVICE INSURANCE PRODUCTS

Our Home Service Insurance products consist primarily of small face amount ordinary whole life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs.  To a much lesser extent, our Home Service Insurance segment sells limited-liability, named-peril property policies covering dwellings and contents.  We provide $30,000 maximum coverage on any one dwelling and contents, while content only coverage and dwelling only coverage are both limited to $20,000.

We provide final expense ordinary life insurance and annuity products primarily to middle and lower income individuals and families in Louisiana, Mississippi and Arkansas, a demographic that has been disproportionally impacted by the COVID-19 pandemic.

September 30, 2020 | 10-Q 47

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The results of operations for the Home Service Insurance segment for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Revenues:
Premiums	$11,843	11,624	34,775	34,838
Net investment income	3,200	3,309	9,788	9,720
Realized investment gains (losses), net	388	3	(405)	639
Other income (loss)	1	(2)	19	—
Total revenues	15,432	14,934	44,177	45,197
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	7,935	6,218	21,090	17,797
Increase in future policy benefit reserves	884	(1,258)	3,062	681
Policyholders' dividends	7	9	24	29
Total insurance benefits paid or provided	8,826	4,969	24,176	18,507
Commissions	3,572	3,493	10,367	10,712
Other general expenses	4,524	4,669	13,431	15,071
Capitalization of deferred policy acquisition costs	(1,380)	(1,241)	(3,483)	(3,759)
Amortization of deferred policy acquisition costs	570	1,875	2,013	3,589
Amortization of cost of insurance acquired	346	242	870	819
Total benefits and expenses	16,458	14,007	47,374	44,939
Income (loss) before federal income tax expense	$(1,026)	927	(3,197)	258

Premiums.  Premiums increased slightly in the three months and were flat for the nine months ended September 30, 2020 compared to the same periods in 2019, despite the COVID-19 pandemic. Third quarter premiums increased compared to the prior period due to increases in renewal premiums, which was attributable to changes we made in our Home Service Insurance operations and collection processes, leading to increased use of alternative payment methods, such as debit and credit cards, which assisted with the agents’ collection levels. While first year premiums increased in the three months and decreased slightly in the nine months ended September 30, 2020, the introduction of a new sales campaign in the third quarter targeted at existing policyholders boosted first year premium revenue.

September 30, 2020 | 10-Q 48

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Net Investment Income.  Net investment income for the nine months ended September 30, 2020 increased slightly compared to the same period in 2019 due to an increase in average invested assets. Net investment income yield for our Home Service Insurance segment is summarized below.

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
(In thousands, except for %)	2020	2019	2019

Net investment income, annualized	$13,051	13,058	13,098
Average invested assets, at amortized cost	298,344	293,497	291,712
Annualized yield on average invested assets	4.37%	4.45%	4.49%

Realized Investment Gains (Losses), Net.  Changes in realized gains/losses were primarily due to overall market fluctuations and the related fair value adjustments on equity securities.

Claims and Surrenders.  Claims and surrenders expense is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Claims and Surrenders:
Death claims	$6,129	4,548	16,796	13,628
Surrender benefits	682	855	1,977	2,533
Endowment benefits	3	6	8	10
Matured endowments	151	129	483	407
Property claims	966	625	1,769	1,115
Accident and health benefits	(1)	52	45	92
Other policy benefits	5	3	12	12
Total claims and surrenders	$7,935	6,218	21,090	17,797

•Death claims expense fluctuates based upon reported claims. We experienced an increase in reported claims and the average dollar amount of claims in the three and nine months ended September 30, 2020 compared to the same periods in 2019, due primarily to the COVID-19 pandemic as indicated above. Mortality experience is closely monitored by the Company as a key performance indicator and amounts were within the range of expected levels.
•Property claims increased in the three and nine months ended September 30, 2020 compared to the same periods in 2019 for the reasons described below.

During the third quarter of 2020, SPFIC was impacted by Hurricane Laura, a Category 4 hurricane that caused significant damage in Louisiana. The Company has a reinsurance agreement that covers catastrophic events such as Hurricane Laura. The reinsurance agreement specifies a maximum coverage per event of $11.0 million and a retention level of $0.5 million per event. We have paid the $0.5 million retention in claim amounts for this storm and do not believe we will exceed the maximum coverage; however, any claims in excess of $11.0 million would have to be paid by SPFIC.

September 30, 2020 | 10-Q 49

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

After the third quarter of 2020, SPFIC was impacted by Hurricanes Delta and Zeta, both of which were Category 2 storms that also hit Louisiana. Hurricane Delta is expected to be a less significant event and we are still evaluating the impact of Hurricane Zeta. At this point, we do not expect the impact of either storm to have a material effect on our consolidated financial statements.

Our catastrophic event reinsurance agreement only allows coverage on a maximum of two catastrophic events per calendar year per reinsurance layer. If Hurricane Delta turns out to be a more significant event than we anticipate and claims exceed our retention amount so that we need to use our reinsurance to cover for losses arising from Hurricane Delta, our current reinsurance will not cover all of an additional catastrophic event in 2020. Thus, if any additional catastrophic events occur in the fourth quarter of 2020, SPFIC may have to absorb more of the cost of the claims arising from such events or incur additional catastrophe reinsurance premiums for coverage, either of which could adversely affect the Company’s results of operations.

Increase in Future Policy Benefit Reserves. The change in future policy benefit reserves for the three and nine months ended September 30, 2019 was lower due primarily to the impact of our actuarial valuation system conversion which resulted in a decrease in reserves of $2.3 million in the prior year.

Other General Expenses.  Expenses are allocated by segment based upon an annual expense study performed by the Company. Expenses decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 due primarily to lower audit and employee-related expenses.

Amortization of DAC. Amortization decreased for the three and nine months ended September 30, 2020 compared to the same period in 2019 due primarily to the impact of the conversion to a new actuarial valuation system in our Home Service Insurance segment in the third quarter of 2019 which increased amortization by $0.9 million in the prior year.

OTHER NON-INSURANCE ENTERPRISES

As described above in “Segment Operations”, Other Non-Insurance Enterprises consists of the Company's non-insurance operations, which primarily include the Company's IT and Corporate-support functions who provide services to the insurance operations. In the three and nine months ended September 30, 2020, the Other Non-Insurance Enterprises had revenues of $0.3 million and $0.8 million, respectively, which is primarily intercompany and is eliminated in consolidation under GAAP. Losses reported for the three and nine months ended September 30, 2020 were $12.7 million and $16.5 million, respectively, and were driven primarily by the expenses related to the Change in Control, as described above in “Current Financial Highlights.”

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

September 30, 2020 | 10-Q 50

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table shows the carrying value of each invested asset and the percentage to total cash and invested assets.

Carrying Value	September 30, 2020		December 31, 2019
(In thousands, except for %)	Amount	%	Amount	%
Cash and Invested Assets
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$16,364	1.0%	$15,878	1.0%
States and political subdivisions (1)	432,719	26.8%	536,284	35.1%
Corporate	807,925	50.1%	650,088	42.6%
Mortgage-backed (2)	142,008	8.8%	131,387	8.6%
Asset-backed	45,444	2.8%	44,203	2.9%
Foreign governments	119	—%	119	—%
Total fixed maturity securities	1,444,579	89.5%	1,377,959	90.2%
Short-term investments	—	—%	1,301	0.1%
Cash and cash equivalents	42,261	2.6%	46,205	3.0%
Other investments:
Policy loans	83,962	5.2%	82,005	5.4%
Equity securities	21,151	1.3%	16,033	1.1%
Real estate and other long-term investments	22,239	1.4%	2,956	0.2%
Total cash and invested assets	$1,614,192	100.0%	$1,526,459	100.0%
(1) Includes $167.8 million and $188.1 million of securities guaranteed by third parties at September 30, 2020 and December 31, 2019, respectively.
(2) Includes $141.6 million and $130.1 million of U.S. Government-sponsored enterprises at September 30, 2020 and December 31, 2019, respectively.

Cash and cash equivalents decreased as of September 30, 2020 compared to December 31, 2019 due to timing of cash inflows and investments of cash into marketable securities.

See Note 5. Investments in the notes to our consolidated financial statements for a discussion of the increase in real estate and other long-term investments.

At September 30, 2020, investments in fixed maturity and equity securities were 90.8% of our total invested assets. All of our fixed maturities were classified as available-for-sale securities at September 30, 2020 and December 31, 2019. We had no fixed maturity or equity securities that were classified as trading securities at September 30, 2020 or December 31, 2019.

September 30, 2020 | 10-Q 51

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2020 and December 31, 2019.

Carrying Value	September 30, 2020		December 31, 2019
(In thousands, except for %)	Amount	%	Amount	%
AAA	$36,249	2.5%	$56,977	4.1%
AA	473,027	32.7%	513,190	37.2%
A	424,938	29.4%	385,345	28.0%
BBB	489,990	33.9%	406,515	29.5%
BB and other	20,375	1.5%	15,932	1.2%
Totals	$1,444,579	100.0%	$1,377,959	100.0%

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

The Company has no direct sovereign European debt exposure as of September 30, 2020.

September 30, 2020 | 10-Q 52

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

As of September 30, 2020, the Company held municipal fixed maturity securities that include third-party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type as of September 30, 2020.

	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Municipal fixed maturity securities shown including third-party guarantees
AAA	$23,528	22,659	6,199	5,943	—	—	29,727	28,602	7.1%
AA	78,340	73,628	140,715	132,599	12,470	10,791	231,525	217,018	54.0%
A	18,107	16,259	120,072	107,771	5,051	4,420	143,230	128,450	32.0%
BBB	4,149	4,174	17,107	16,846	1,598	1,450	22,854	22,470	5.6%
BB and other	4,437	4,438	946	874	—	—	5,383	5,312	1.3%
Total	$128,561	121,158	285,039	264,033	19,119	16,661	432,719	401,852	100.0%

Municipal fixed maturity securities shown excluding third-party guarantees
AAA	$4,572	4,437	505	503	—	—	5,077	4,940	1.2%
AA	57,532	55,812	66,350	62,902	7,867	6,546	131,749	125,260	31.3%
A	31,665	29,222	156,146	141,322	8,027	7,147	195,838	177,691	44.2%
BBB	9,492	9,014	39,011	37,368	—	—	48,503	46,382	11.5%
BB and other	25,300	22,673	23,027	21,938	3,225	2,968	51,552	47,579	11.8%
Total	$128,561	121,158	285,039	264,033	19,119	16,661	432,719	401,852	100.0%

The table below shows the categories in which the Company held investments in special revenue bonds that were greater than 10% of fair value based upon the Company's portfolio of municipal fixed maturity securities at September 30, 2020.

(In thousands)	Fair Value	Amortized Cost	% of Total Fair Value

Utilities	$90,604	81,956	20.9%
Education	70,227	64,901	16.2%

The Company's municipal holdings are spread across many states, however, municipal fixed maturity securities from Texas comprise the most significant concentration of the total municipal holdings portfolio as of September 30, 2020. The Company holds 19.2% of its municipal holdings in Texas issuers as of September 30, 2020. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of September 30, 2020.

September 30, 2020 | 10-Q 53

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The table below represents the Company's detailed exposure to municipal holdings in Texas at September 30, 2020.

September 30, 2020	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas municipal fixed maturity securities shown including third-party guarantees
AAA	$22,919	22,150	3,354	3,100	—	—	26,273	25,250
AA	23,113	22,591	12,425	11,460	—	—	35,538	34,051
A	—	—	18,483	18,385	—	—	18,483	18,385
BBB	—	—	1,971	1,829	—	—	1,971	1,829
BB and other	—	—	830	774	—	—	830	774
Total	$46,032	44,741	37,063	35,548	—	—	83,095	80,289
Texas municipal fixed maturity securities shown excluding third-party guarantees
AAA	$4,572	4,437	—	—	—	—	4,572	4,437
AA	34,130	33,309	6,105	5,785	—	—	40,235	39,094
A	6,098	5,842	24,783	24,037	—	—	30,881	29,879
BBB	1,232	1,153	4,687	4,350	—	—	5,919	5,503
BB and other	—	—	1,488	1,376	—	—	1,488	1,376
Total	$46,032	44,741	37,063	35,548	—	—	83,095	80,289

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

For the three and nine months ended September 30, 2020, the Company recorded no credit valuation losses on fixed maturity securities and recognized no fixed maturity investment impairments for the three and nine months ended September 30, 2019.

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

September 30, 2020 | 10-Q 54

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

regulations require, among other things, that our insurance subsidiaries maintain minimum solvency requirements, which limit the amount of dividends that can be paid to the holding company. The regulations also require approval of our service agreements with the applicable regulatory authority in order to prevent insurance subsidiaries from moving large amounts of cash to the unregulated holding company.

As we discussed in "Current Financial Highlights", Citizens had significant expenses in the third quarter of 2020 related to executive severance costs due to our former Chief Executive Officer under his employment agreement upon his resignation in August 2020 following the Change in Control. These expenses included payment of $8.8 million to a Rabbi Trust for the benefit of Mr. Kolander representing the severance payments due to him under his employment agreement in connection with his resignation following a change in control. During the third quarter of 2020, Citizens sold approximately $5.7 million of fixed maturity securities held in our investment portfolio in order to fund a portion of the $8.8 million severance payment to the Rabbi Trust for the benefit of Mr. Kolander.

We are closely monitoring the impact that the COVID-19 pandemic may have on our liquidity and capital resources. To the extent that we experience decreases in sales or collections of renewal premiums, increases in surrenders, decreases in our investment income and/or increases in claim payments as a result of the COVID-19 pandemic, our liquidity would be negatively impacted and we may have to sell some of our investments to meet operational cash flow requirements.

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium deposits and revenues, investment income and investment maturities. Primary uses of these funds are investment purchases, payments of policy benefits to policyholders, and operating expenses.  Historically, we have not had to liquidate investments to provide cash flow for our insurance operations, and there were no liquidity issues during the nine months ended September 30, 2020.

Cash flows from operating activities were $34.0 million and $50.9 million for the nine months ended September 30, 2020 and 2019, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities. However, during the third quarter of 2020, the Company paid $6.0 million to the IRS for the tax compliance matter described in Note 8. Commitments and Contingencies in the notes to our consolidated financial statements. As noted in Note 8. Commitments and Contingencies, our payment does not represent closure of the matter or IRS acceptance of the tax liability shown on the submitted withholding tax returns, and the IRS reserves the right to revise our total tax liability for the covered period.  In addition, the Company invested in private equity funds and other alternate investments in 2020 as detailed in Note 5. Investments of the notes to our consolidated financial statements.  Net cash outflows from investing activities totaled $39.2 million and $48.1 million for the nine months ended September 30, 2020 and 2019, respectively. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.  The Company's net cash inflows and outflows from financing activities were $1.3 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively.

Our investments consist of 91.9% of marketable fixed maturity securities classified as available-for-sale and 1.3% of equity securities that could be readily converted to cash for liquidity needs. A large portion of our fixed maturity security investment portfolio will mature in the next several years and could be called sooner. Over the years, we have been subject to significant call activity due to the declining interest rate environment, which required us to reinvest in fixed maturity securities with shorter durations that are now approaching maturity. We will need to reinvest these maturing funds in the current low interest rate environment. Our profitability could be negatively impacted depending on the market rates at the time of reinvestment. This could result in a decrease in our spread between our policy liability crediting rates and our investment earned rates which could also negatively impact our liquidity. Our investment portfolio (and, specifically, the valuations of investment assets we hold) has also been, and may continue to be, adversely affected as a result of market developments from the COVID-19 pandemic and

September 30, 2020 | 10-Q 55

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

uncertainty regarding its outcome. Moreover, changes in interest rates, reduced liquidity or a continued slowdown in the U.S. or in global economic conditions may also adversely affect the values and cash flows of these assets.

A primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals.  We include provisions in our insurance policies, such as surrender charges, that help limit and discourage early withdrawals.  Since these contractual withdrawals, as well as the level of surrenders experienced, have been largely consistent with our assumptions in asset liability management, our associated cash outflows historically have not had an adverse impact on our overall liquidity.  Although we experienced an increase in surrenders in the Life Insurance segment during the third quarter of 2020 compared to the same period in 2019, we believe that such surrenders were not materially impacted by the COVID-19 pandemic. However, policyholders' surrender behavior is unknown and may change in unexpected ways in response to a prolonged COVID-19 pandemic and related economic uncertainty. To the extent that we continue to experience an increase in surrenders in our Life Insurance segment, whether due to the COVID-19 pandemic or otherwise, our liquidity could be negatively impacted. We continue to monitor surrenders and early withdrawals. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy.

For reasons previously discussed, we have experienced increased death claims in our Home Service Insurance segment in the third quarter of 2020 compared to the same period in 2019. Additionally, we are closely monitoring claim volumes to evaluate whether there is a delay in reporting or filing for benefits as a result of the COVID-19 pandemic in our Home Service Insurance segment and Life Insurance segment. To the extent we continue to experience increased claims and the associated death benefit payouts in our Home Service Insurance segment and, possibly our Life Insurance segment, as a result of the COVID-19 pandemic, our liquidity could be negatively impacted. Some of our policies include pandemic exclusions, and we carry reinsurance to offset some of these risks. While our mortality experience is closely monitored by the Company and the activity has historically been within expected levels, we cannot predict whether we will see increased death benefit payouts above expected levels due to the COVID-19 pandemic. We have had to place a moratorium on policy cancellations or non-renewals for nonpayments of premium and forbearance on premium collections in our Home Service Insurance segment due to state mandates which could negatively affect our liquidity due to lower premium collections and increased death claims due to policies being kept in force that would have otherwise lapsed. Cash flow projections and cash flow tests under various market interest rate scenarios are performed annually to assist in evaluating liquidity needs and adequacy.

As described above in "Home Service Insurance", in the third quarter of 2020, we experienced substantial increases in property claims due in large part to the impact of Hurricane Laura. While we do not believe that SPFIC will reach its maximum reinsurance levels for Hurricane Laura under its catastrophe reinsurance policy, any claims in excess of the maximum coverage would have to be paid by SPFIC. Additionally, higher-than-expected claims from Hurricane Delta or additional catastrophic events that hit in the fourth quarter of 2020 may cause us to pay out-of-pocket on claims arising from such catastrophic events or obtain additional catastrophe reinsurance. We believe we have the appropriate liquidity to meet such potential cash commitments, although we may need to provide a capital contribution to SPFIC.

Our whole life and endowment products provide the policyholder with alternatives once the policy matures. The policyholder can choose to take a lump sum payout or leave the money on deposit at interest with the Company. As of September 30, 2020, 41% of the Company's total insurance in force was in endowment products. Approximately 13% of the endowments in force will mature in the next five years. Policyholder election behavior is unknown, but if policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell securities at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the market rate we are earning on our investments. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds, but we will monitor closely our policyholder behavior patterns.

September 30, 2020 | 10-Q 56

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

As discussed above, we are subject to regulatory capital requirements that could affect the Company’s ability to access capital from our insurance operations or cause the Company to have to put additional cash in our wholly-owned subsidiaries.

Our domestic companies are subject to minimum capital requirements set by the NAIC in the form of risk-based capital ("RBC").  RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves.  Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a parental guarantee between Citizens and CICA, Citizens' wholly-owned subsidiary domiciled in Colorado, to maintain a RBC level above 350%. At September 30, 2020, our domestic insurance subsidiaries were above the required minimum RBC levels.

CICA Ltd. is a Bermuda domiciled company. The Bermuda Monetary Authority ("BMA") requires Bermuda insurers to maintain available statutory economic capital and surplus at a level equal to or in excess of its enhanced capital requirement, which requires a certain Target Capital Level ("TCL"). As of September 30, 2020, CICA Ltd. was above the TCL threshold.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2020, the Company is committed to fund investments up to $95 million related to private equity funds and other investments. The Company is also committed to pay $8.8 million to our former Chief Executive Officer, Geoffrey Kolander, in February 2021 representing the severance payments due to him under the terms of his employment agreement in connection with his resignation following a change in control of the Company. There have been no other material changes in contractual obligations from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.  The Company does not have off-balance sheet arrangements at September 30, 2020.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

September 30, 2020 | 10-Q 57

CITIZENS, INC.

The following table summarizes net unrealized gains and losses as of the dates indicated.

	September 30, 2020			December 31, 2019
(In thousands)	Amortized Cost	Fair Value	Net Unrealized Gains	Amortized Cost	Fair Value	Net Unrealized Gains
Total fixed maturity securities	$1,308,056	1,444,579	136,523	1,293,853	1,377,959	84,106
Total equity securities	$19,529	21,151	1,622	15,055	16,033	978

MARKET RISK RELATED TO INTEREST RATES

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 91.9% of our investment portfolio based on carrying value as of September 30, 2020.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturity investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies and state and political subdivisions, and corporate bonds.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our fixed maturity and equity securities as of September 30, 2020 were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our fixed maturity and equity securities.  The interest rate of the ten-year U.S. Treasury bond decreased to 0.68% at September 30, 2020 from 1.92% at December 31, 2019.  Generally, fair values of our securities increase in a declining interest rate environment, however, economic and other credit events can have a significant impact on the fair values of our securities.

The fixed maturity security portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable. A decreasing interest rate environment can result in increased call activity, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments classified as trading instruments.  All of the Company's fixed maturity securities were classified as available-for-sale at September 30, 2020.  At September 30, 2020 and December 31, 2019, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

MARKET RISK RELATED TO EQUITY PRICES

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 1.3% of our total investments based upon carrying value at September 30, 2020, with 93.3% invested in diversified equity and bond mutual funds. See further discussion in Note 5. Investments in the notes to our consolidated financial statements.

September 30, 2020 | 10-Q 58

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2020.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended September 30, 2020, there were no changes in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

September 30, 2020 | 10-Q 59

CITIZENS, INC.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings in which we or any of our subsidiaries is a party or in which any of our or their property is the subject, except as set forth below. Additionally, from time to time, we may be subject to legal and regulatory actions relating to our business. We may incur defense costs, including attorneys' fees, and other direct litigation costs associated with defending any claims. If we suffer an adverse judgment as a result of litigation claims, it could have a material adverse effect on our business, results of operations and financial condition.

Trade Secret Suit filed by the Company against Former Executives, CALI and First Trinity.

As previously disclosed, on November 7, 2018, Citizens, CICA Ltd. and CICA filed a lawsuit in the District Court of Travis County, Texas (the “District Court”) against (i) Randall Riley (“Riley”), a former Citizens executive and son of Citizens’ founder Harold E. Riley, (ii) Citizens American Life, LLC and Citizens American Life, Inc. (collectively, “CALI”), copycat companies formed by Riley and (iii) Alexis Enrique Delgado, Carlos Nalsen Landa, Enrique Pinzon Ruiz, Johan Emilio Mikuski Silva and Esperanza Peralta de Delgado (collectively, the “Los Raudales Defendants,” and together with Riley and CALI, collectively the “Defendants”), former independent consultants of Citizens, for unfair competition, misappropriation of Citizens’ trade secrets, tortious interference with Citizens’ existing contracts with its independent consultants and, with respect to the Los Raudales Defendants, breach of their independent consultant contracts with Citizens. The lawsuit sought (i) a declaration that Citizens had grounds to terminate the Los Raudales Defendants for cause under their independent consultant contracts with Citizens and that the Los Raudales Defendants are not entitled to future commissions under such contracts, (ii) injunctive relief, (iii) damages and (iv) attorneys’ fees and costs. Among other things, the suit alleges that Riley formed CALI and misappropriated trade secrets during the time he was employed by Citizens, in violation of his contractual and other duties to Citizens, and that the Los Raudales defendants breached their independent consultant contracts with Citizens by inducing or attempting to induce other independent consultants to terminate or reduce service to Citizens and disclosing confidential information.

On January 25, 2019, the Defendants filed a motion to dismiss certain claims alleged in the suit, and on April 11, 2019, the District Court denied the Defendants’ motion in its entirety. On May 29, 2019, Citizens, CICA Ltd. and CICA filed a motion for a preliminary injunction to bar the Defendants from continuing to engage in unfair competition and misappropriation of Citizens’ trade secrets and tortious interference with Citizens’ existing contracts with its independent consultants. A hearing for the preliminary injunction was held on August 12, 2019. On August 13, 2019, the District Court denied the application for a temporary injunction, and on August 31, 2020, the Third Court of Appeals in Austin, Texas affirmed the District Court’s decision.

On September 10, 2019, Citizens, CICA Ltd. and CICA filed an amended complaint and added additional defendants to the lawsuit, including (i) Michael P. Buchweitz, Jonathan M. Pollio, Jeffrey J. Wood and Steven A. Rekedal, former Citizens executives and employees and, in the case of Steven A. Rekedal, a former Citizens independent consultant, (ii) First Trinity Financial Corporation, and Trinity American, Inc. (collectively, “First Trinity”) and International Marketing Group S.A., LLC, entities that have founded a business on the exploitation of Citizens’ trade secrets and goodwill, and (iii) Gregg E. Zahn, a First Trinity executive. The amended complaint asserted additional claims for breach of contract, conspiracy and unjust enrichment. The lawsuit is currently in discovery and is expected to proceed to trial in the second quarter of 2021.

Colorado Suit filed by the Foundation against the Company and the Board.

On September 2, 2020, the Company and its eight directors, Christopher W. Clause, J.D. Davis, Jr., Gerald W. Shields, Frank A. Keating II, Terry S. Maness, E. Dean Gage, Robert B. Sloan, Jr. and Constance K. Weaver, were named as defendants in a lawsuit (the “Colorado Suit”) filed by the Harold E. Riley Foundation, the sole holder of the Class B common stock of the Company, in the District Court of Arapahoe County of Colorado (the “Colorado Court”). The Foundation’s complaint requested: (i) a declaration by the Colorado Court that the Action by Written

September 30, 2020 | 10-Q 60

CITIZENS, INC.

Consent of the Foundation (the “Written Consent”) to add director nominees to the Company’s board of directors ("Board"), which was delivered on August 13, 2020, is valid and enforceable; (ii) a declaration by the Colorado Court that the actions of the Board taken after the receipt of the Written Consent, including expanding the size of the Board and amending the Third Amended and Restated Bylaws of the Company, are void and unenforceable; and (iii) immediate injunctive relief against the Board from taking certain action that is outside the ordinary course of business. Additionally, the Foundation’s complaint requested: (i) the Company and the Board to indemnify the Foundation and its director nominees for any expenses incurred related to lawsuit; (ii) the existing Board members to reimburse the Company for any (A) Board fees received on or since August 13, 2020 and (B) reimbursements received for acquiring legal representation relating to the litigation; and (iii) the Colorado Court award the Foundation all fees and expenses incurred in pursuit of the litigation, including attorney fees.

The Board believes the dispute between the parties is essentially whether the Foundation can unilaterally appoint members to the Board without regard to the process mandated in the Corporate Governance Guidelines of the Company, namely that the Board’s Nominating and Corporate Governance Committee (the "Committee") is responsible for identifying, recruiting, interviewing, vetting and recommending potential director candidates and evaluating their qualifications, independence, potential conflicts of interest and other important considerations. The Foundation must first engage the Committee and provide the Committee with a chance to assess the candidates’ qualifications in accordance with the criteria adopted by the Committee.

On September 28, 2020, the Colorado Court entered a mutually agreed Status Quo Stipulation (the “Stipulation”). Pursuant to the Stipulation, the Board and its committees agreed not to direct or, to their knowledge after reasonable investigation, permit anyone on their or the Company’s behalf to take any significant action that is outside the ordinary course of business without the consent of the Foundation (each, a “Material Action”) until the Colorado Court makes a determination on the merits or otherwise rules on the Foundation’s motion for a preliminary injunction, if filed, whichever comes first (the “Expiration Date”). Material Actions are outlined in the Stipulation and include, among other things: (i) creating or disbanding any committee of the Board or changing the composition of any such committee; (ii) forming any subsidiary or entering into any partnership or joint venture; (iii) issuing any equity securities of the Company or any of its subsidiaries, other than as required pursuant to the Company’s Stock Investment Plan and pursuant to the vesting, settlement or exercise of equity-linked awards outstanding as of September 2, 2020; (iv) acquiring, encumbering, pledging, disposing of or otherwise transferring any assets, properties or rights of the Company or its controlled affiliates with a value in excess of ten percent of total assets in each case or twenty percent of assets in the aggregate (excluding any assets of the Company’s insurance subsidiaries backing reserves); (v) entering into any agreements involving a material change in the business operations of the Company; (vi) granting, providing or accelerating compensation payments or arrangements to any current or former employee, director, officer or other service provider, subject to certain exceptions; (vii) incurring, assuming, guaranteeing or otherwise becoming responsible for any debt in excess of ten percent of total liabilities (excluding contingent liabilities owed to any policyholders of insurance subsidiaries of the Company); (viii) authorizing, declaring or issuing any dividends or “poison pill” rights to the Company’s stockholders, officers, or directors; (ix) amending, modifying or repealing Board committee charters or the Company’s core governing documents; and (x) entering into any transactions involving a change of control of the Company.

In addition, the Stipulation provides that until the Expiration Date, the Board shall consist of the following existing directors: Christopher W. Claus, J.D. Davis, Jr., Gerald W. Shields, Frank A. Keating II, Terry S. Maness, E. Dean Gage, Robert B. Sloan, Jr. and Constance K. Weaver. The above summary of the Stipulation is qualified by reference in its entirety to the Stipulation, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

On September 29, 2020, the Company and the defendant directors of the Board filed a motion to dismiss the Colorado Suit for lack of personal jurisdiction, or, alternatively, for improper venue, because all of the individual directors live and work outside of Colorado and none of the alleged actions incurred in the state of Colorado. The Company also moved to dismiss the Colorado Suit because the complaint failed to allege facts sufficient to support a cause of action against the Company. On October 31, 2020, the Colorado Court denied our motion to dismiss and gave us 21 days to answer the Foundation’s complaint. We are in the process of preparing an answer to the Foundation’s complaint.

September 30, 2020 | 10-Q 61

CITIZENS, INC.

Additionally, on October 1, 2020, the Foundation filed a motion for a preliminary injunction and request for a hearing. On October 21, 2020, we filed a motion to oppose the Foundation's request for a preliminary injunction.

The Colorado Suit is in the early stage and the outcome is difficult to predict. The Board, however, believes that its defenses are meritorious and that it is acting in the best interests of all shareholders, as its fiduciary duties require.

Texas Suit filed by the Foundation’s Beneficiaries against the Foundation.

On September 8, 2020, Baylor University and Southwestern Baptist Theological Seminary, the two sole charitable beneficiaries of the Foundation (the “Foundation Beneficiaries”), filed a lawsuit in the 67th District Court of Tarrant County, Texas (the “Texas Court”) against the Foundation and its Chief Executive Officer/President, Mike Hughes (the “Texas Suit”). Neither the Company nor the Board is a party to the Texas Suit. The Foundation Beneficiaries claimed, among other things, that the Foundation’s board of trustees improperly sought to alter the Foundation’s bylaws in an effort to remove the Foundation Beneficiaries from any input or influence over the Foundation’s direction, and attempted to change the Foundation from a public charity to a private entity. Further, the Foundation Beneficiaries claimed that the bylaws amendments made in June 2018, as well as all actions taken by the Foundation’s board of trustees since, were improper and void, including the nomination of individuals to serve on the Company’s Board and the filing of the Colorado Suit. The Foundation Beneficiaries specifically seek (i) an order from the Texas Court reforming the Foundation to represent their interests and (ii) an order from the Texas Court declaring that the June 2018 bylaws amendments, as well as all actions taken by the Foundation’s board of trustees since, are void and of no effect.

In essence, if the allegations of the Foundation Beneficiaries are determined to be meritorious, the current trustees of the Foundation are acting without authority both in nominating individuals to serve on the Board and in filing the Colorado Suit. This outcome could have a material effect on the Colorado Suit.

Item 1A. RISK FACTORS

Part I, Item 1A. Risk Factors of our Form 10-K includes a discussion of our risk factors, which risk factors were supplemented by those included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. There have been no material changes from the risk factors included in our Form 10-K, as supplemented by the risk factors included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, except as discussed below.

The COVID-19 pandemic is negatively impacting certain aspects of our business and, depending on severity and duration, could have a material adverse effect on our financial condition, results of operations and overall business operations.

The prolonged COVID-19 pandemic has caused significant disruption to the global economy and business operations and has resulted in unfavorable impacts to our company as well as the insurance industry. Due to the unprecedented nature of these events and the uncertainty surrounding the virus and its impacts, we cannot fully estimate the duration or full impact of the COVID-19 pandemic at this time though we have identified several areas where the COVID-19 pandemic impacted our business during the first nine months of 2020. Events that we are unable to control, such as the further spread or spikes in the number of cases of COVID-19 as we head into the winter months in the Northern Hemisphere or the emergence of new strains of coronavirus, and the related responses by government authorities and businesses, may heighten the impacts of the COVID-19 pandemic and present additional risks. We are closely monitoring developments related to the COVID-19 pandemic to assess its impacts on our business.

As discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, our liquidity requirements are met primarily by funds generated by our insurance subsidiaries and invested assets. We have experienced declines in premium income resulting from lower sales. Increased economic uncertainty and increased unemployment resulting from the economic impacts of the spread of COVID-19 virus could continue to affect our premium deposits as policyholders may not be able to pay premiums on existing policies and potential customers may not purchase new policies in order to conserve cash. We have

September 30, 2020 | 10-Q 62

CITIZENS, INC.

offered relief to policyholders (e.g. extending grace periods), which may also impact our operating cash flow. Historically, many of our policies have been sold via in-person meetings. Due to shelter-in-place orders and limitations on interpersonal interactions, the lack of face-to-face meetings has negatively impacted sales and may continue to do so if the measures that we have put in place to encourage virtual selling prove to be ineffective. Additionally, due to these limitations as well as disruptions to international mail delivery to and from the United States, customers that pay premiums in cash may continue to have difficulty in delivering premium payments. Unfavorable developments in any of these factors may adversely affect our liquidity and capital position.

In addition, we believe some policyholders have changed their behavior in unexpected ways in response to the COVID-19 pandemic. For example, policyholders seeking sources of liquidity due to COVID-19 pandemic-related economic uncertainty and increased unemployment have withdrawn or surrendered at greater rates than in prior year. Some policyholders have changed their premium payment practices, declined to meet in-person with our independent sales consultants or took other actions as a result of the COVID-19 pandemic and governments’ efforts to respond to it.

The COVID-19 pandemic has increased death claims in our Home Service Insurance segment. We may experience increased claims and our resulting costs if there continues to be an unusually large number of deaths.

The COVID-19 pandemic, and its effect on financial markets, have adversely affected our investment portfolio (and, specifically, increased the risk of defaults, downgrades and volatility in the value of the investments we hold and lowered investment income) and may continue to do so. Extreme market volatility may continue to leave us unable to react to market events consistent with our historical practices in dealing with more orderly markets. To the extent that we need to sell our investments to fund liquidity needs in the current financial markets, we may not receive the prices we seek, and may sell at a price lower than our carrying value.

Our risk management, contingency and business continuity plans may not adequately protect our operations. Extended periods of remote work arrangements and other unusual business conditions and circumstances as a result of the COVID-19 pandemic could strain our business continuity plans, introduce operational risk, increase our cybersecurity risks, and impair our ability to manage our business. The frequency and sophistication of attempts at unauthorized access to our technology systems and fraud may increase, and COVID-19 conditions may impair our cybersecurity efforts and risk management. Our efforts to prevent money-laundering or other fraud, whether due to limited abilities to "know our customers" or otherwise, may increase our compliance costs and risk of violations.

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

We are currently undergoing a period of significant leadership change following a change in control of the Company, which could be disruptive to, or cause uncertainty in, our business and future strategic direction.

As previously disclosed, the change in control of the Company occurred on July 29, 2020. Following the change in control, Geoffrey M. Kolander resigned as our Chief Executive Officer and President effective August 5, 2020. Also, effective August 5, 2020, Gerald W. Shields, Vice Chairman of the Board of Directors, assumed the role of Interim Chief Executive Officer and has agreed to serve in such role until a permanent Chief Executive Officer is hired. Although Mr. Kolander has agreed to provide consulting services through the end of 2020, any significant change in leadership involves inherent risks and may be disruptive to, or cause uncertainty in, our business and future strategic direction. If we fail to appoint a permanent Chief Executive Officer with the desired level of experience and expertise in a timely manner, and/or if we fail to ensure a smooth transition and effective transfer of knowledge, our strategic planning and execution could be hindered or delayed, and our ability to retain other key members of executive team could be adversely affected. Any such disruptions or uncertainties could have a material adverse effect on our business, financial condition and results of operations.

September 30, 2020 | 10-Q 63

CITIZENS, INC.

Our business could be negatively impacted by the ongoing dispute with, and the lawsuit filed by, the Harold E. Riley Foundation.

Following the change in control of the Company, the Harold E. Riley Foundation (the “Foundation”), a charitable organization established under Section 501(c)(3) of the Internal Revenue Code, is the owner of 100% of our Class B common stock. Because our Class B common stock has the right to nominate a simple majority of our Board, the Foundation is deemed our new control party.

On August 13, 2020, the Foundation delivered a written consent to us purporting to remove four directors and appoint five replacements. The Foundation attempted to unilaterally take such actions without regard to the process mandated in the Corporate Governance Guidelines of the Company, namely that the Board’s Nominating and Corporate Governance Committee is responsible for identifying, recruiting, interviewing, vetting and recommending potential director candidates and evaluating their qualifications. We do not consider the Foundation’s nominees to be duly appointed current members of our Board; rather, they have been submitted by the Foundation as potential director candidates under the review of the Nominating and Corporate Governance Committee of the Board. The Board later took certain actions to facilitate the orderly transition of the Foundation as the new control party and protect the interests of all of the Company’s shareholders, including, among other things, preserving the existing Board composition. On September 2, 2020, the Company and its Board were named in a lawsuit filed by the Foundation in the District Court of Arapahoe County of Colorado. The Foundation’s complaint requested, among other things, a declaratory judgment by the court, based on the Company’s governing documents, that the Foundation had a unilateral right to seat the nominees when it sent the written consent on August 13, 2020 and that the Foundation's five nominees were validly appointed. The Company and the Board dispute the view taken by the Foundation. Although the Company and the Board are defending the suit and believe that their defenses are meritorious, the outcome of this litigation is uncertain.

The ongoing dispute and litigation with the Foundation have required us and, may continue to require us, to incur significant legal fees, and have required, and may continue to require, significant time and attention by management and the Board. Further, the litigation has imposed constraints upon the Company’s ability to execute certain strategic initiatives. Any perceived uncertainties as to the composition of our Board may make it more difficult to attract a permanent Chief Executive Officer and attract and retain our qualified personnel and business partners. If the court were to rule in the Foundation’s favor and seat the Foundation’s nominees on our Board, the Foundation would have a majority representation on our Board and be able to make subsequent changes to our management, operations or strategies, any of which could have an adverse impact on our business. Additionally, any prolonged dispute with the Foundation could affect our share price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

September 30, 2020 | 10-Q 64

CITIZENS, INC.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	The following exhibits are filed herewith:

3.1
Restated and Amended Articles of Incorporation dated March 4, 2004 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 15, 2004)

3.2	Fourth Amended and Restated Bylaws dated August 18, 2020 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 19, 2020)
10.1†
Consulting Agreement by and between the Company and Gerald W. Shields dated August 5, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 11, 2020)†

10.2*
Status Quo Stipulation entered into by the District Court of Arapahoe County of Colorado on September 28, 2020 in connection with the lawsuit filed the Harold E. Riley Foundation against the Company and members of the Board*

10.3†
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

September 30, 2020 | 10-Q 65

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Gerald W. Shields
Gerald W. Shields
Interim Chief Executive Officer & President

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin
Vice President, Chief Financial Officer & Treasurer

Date:	November 4, 2020

September 30, 2020 | 10-Q 66