Form 10-K
period 2020-12-31
CITIZENS, INC.
filed 2021-03-10
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  000-16509
CITIZENS, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-0755371
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
11815 Alterra Pkwy, Suite 1500, Austin, TX 78758
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (512) 837-7100

Securities registered pursuant to Section 12(b) of the Act

Class A Common Stock	CIA	New York Stock Exchange
(Title of each class)	(Trading symbol(s))	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☒ No
As of June 30, 2020, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $294,118,656.

Number of shares of common stock outstanding as of March 5, 2021.
Class A:  49,559,040
Class B:    1,001,714

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report incorporates by reference certain portions of the definitive proxy materials to be delivered to stockholders in connection with the 2021 Annual Meeting of Shareholders (the "2021 Proxy Statement"). The 2021 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CITIZENS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors”. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Currently, some of the most significant factors that could cause our actual results to differ significantly from our forward-looking statements are those relating to the adverse effects of the COVID-19 pandemic, including:

•Securities market disruption or volatility and related effects such as decreased economic activity that affect our investment portfolio;
•Decreased premium revenue and cash flow from disruption to our distribution channel of independent agents and consultants, customer self-isolation, travel limitations, business restrictions and decreased economic activity; and
•An unusually high level of claims, lapses or surrenders in our insurance operations, which could affect our liquidity and cash flow.

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

SUMMARY OF RISK FACTORS

The following is a summary of the material risks and uncertainties we face. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in Part I. Item 1A. Risk Factors.

•A substantial portion of our revenue is generated from sales of our insurance products in foreign countries. In many of these countries, we have not registered to do business and our products have not been approved by a governmental authority. This could cause us to have to cease doing business in certain foreign markets or risk fines or other penalties. Changes in the application, interpretation or enforcement of foreign insurance laws that impact our business could also negatively affect our financial position or results of operations.
•Our overall financial performance depends primarily upon the pricing of our insurance products and the accuracy of our pricing assumptions. Actual experience that differs materially from these assumptions, such as increases in policy surrenders, lapses or withdrawals, or increased claims, could increase our costs and negatively affect our liquidity.
•The Company's financial condition, liquidity and results of operations largely depend on the Company's ability to underwrite and set premiums accurately for the risks it faces.

December 31, 2020 | 10-K 1

CITIZENS, INC.

•Management of our claims handling process, including awareness of fraudulent claims, is critical to our business, as mismanagement or payment of fraudulent claims could materially increase our benefit expenses.
•The prolonged impact of COVID-19 could materially affect various aspects of our business.
•We distribute our products through independent consultants and marketing agencies with whom we have contractual relationships. We have less control over these consultants and agencies than we would have over employee agents. Additionally, we depend on these independent consultants and agencies to help us develop and maintain relationships with our policyholders. Failure to attract and retain our independent consultants could negatively impact our premium revenues and increase benefit expenses due to increased surrenders and lapses.
•Citizens is a holding company that has minimal operations of its own. Citizens depends on cash flow from its subsidiaries to be able to meet most of its working capital needs.
•The insurance industry is highly regulated and imposes capital and surplus requirements upon our operating subsidiaries. This could affect their ability to provide cash for Citizens or could cause Citizens to have to make additional capital contributions to its operating subsidiaries.
•A significant portion of our revenues is generated by investment income, which is directly impacted by global and U.S. market conditions. Our investment return, or yield, on invested assets is an important element of the Company’s earnings since insurance products are priced with the assumption that premiums received can be invested for a period of time before benefits are paid.
•The low interest rate environment continues to limit increases in profit margins for insurers, including us. Low interest rates negatively affect our margin for products where we pay guaranteed interest rates to policyholders. We may have to discontinue such products in a sustained low interest rate environment.
•Our Amended and Restated Articles of Incorporation give the holders of the Class B common stock of the Company the exclusive right to elect a simple majority of the members of the Board. Historically, the holder of the Class B common stock has controlled our Company. We have entered into an agreement with the holder of 100% of the outstanding Class B common stock to purchase all of the outstanding Class B common stock. Upon consummation of the purchase, the Class B common stock will be considered authorized, but unissued. If the Company decided to sell the Class B common stock to raise capital and an acquirer was able to obtain regulatory approval to purchase the Class B common stock, the holder of such reissued shares would gain control of the Company.

Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

December 31, 2020 | 10-K 2

CITIZENS, INC.

PART I

Item 1.   BUSINESS

OVERVIEW

Citizens, Inc. ("Citizens" or the "Company") is an insurance holding company incorporated in Colorado serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our insurance subsidiaries, we provide insurance benefits to residents in 31 U.S. states and more than 75 different countries. We pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  We had approximately $1.8 billion of assets at December 31, 2020 and approximately $4.1 billion of insurance in force.  We operate in two business segments:

•Life Insurance segment - U.S. dollar-denominated ordinary whole life insurance and endowment policies predominantly sold to non-U.S. residents, located principally in Latin America and the Pacific Rim, sold through independent consultants in various countries; and
•Home Service Insurance segment - final expense life insurance and limited liability property insurance policies marketed to middle- and lower-income households in Louisiana, Mississippi and Arkansas, and sold through independent agents and through funeral homes.

As an insurance provider, we collect premiums on an ongoing basis from our policyholders and invest the majority of the premiums to pay future benefits, including claims, surrenders and policyholder dividends. Accordingly, the Company derives its revenues principally from: (1) life insurance premiums earned for insurance coverages provided to insureds; and (2) net investment income. In addition to paying and reserving for insurance benefits that we pay to our policyholders, our expenses consist primarily of the costs of selling our insurance products (e.g., commissions, underwriting, marketing expenses), operating expenses and income taxes.

Because collection of premiums is the primary source of our revenues, our overall financial performance depends primarily upon the pricing of our insurance products and the accuracy of our pricing assumptions. The Company seeks to price our insurance policies such that insurance premiums and future net investment income earned on premiums received will cover our expenses and the ultimate cost of paying claims reported on the policies and provide for a profit margin. Pricing adequacy depends on a number of factors, including proper evaluation of underwriting risks, the ability to project future losses based on historical loss experience adjusted for known trends, the Company’s response to competitors, the ability to obtain regulatory approval for rate changes if applicable, expectations about regulatory and legal developments and expense levels.

In order to manage the risks related to pricing, we employ medical underwriting procedures to assess and quantify risks before we issue policies. Insurance applications are reviewed to determine eligibility based on underwriting guidelines we establish, as well as to determine the applicable premium. We periodically review our underwriting requirements and may make changes as needed.

We also seek to manage pricing risk through:

•favorable risk selection and diversification;
•management of claims;
•use of reinsurance;
•careful monitoring of our mortality and morbidity experience; and
•management of our expense ratio.

In addition to insurance premiums, the investment return, or yield, on invested assets is an important element of the Company’s earnings since insurance products are priced with the assumption that premiums received can be invested for a period of time before benefits are paid. Most of the Company’s invested assets have been held in available for sale ("AFS") fixed maturity securities, primarily in asset classes of corporate bonds, municipal bonds, and government obligation bonds. The interest rate environment has a significant impact on the determination of insurance contract liabilities, our investment rates and yields, and our asset/liability management. The profitability

December 31, 2020 | 10-K 3

CITIZENS, INC.

of fixed annuities, riders and other "spread-based" product features depends largely on the Company’s ability to earn target spreads between earned investment rates on assets and interest credited to policyholders.

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

CHANGE IN CONTROL; AGREEMENT TO PURCHASE THE CLASS B SHARES; ANTICIPATED DIVESTITURE OF CONTROL

On July 29, 2020, the Harold E. Riley Foundation (the “Foundation”) became the owner of 100% of the Company’s outstanding Class B common stock (the “Class B Shares”). Because the Company’s Restated and Amended Articles of Incorporation provide that the holders of the Class B Shares shall have the exclusive right to elect a simple majority of the members of the Board of Directors (the “Board”) of the Company, as of such date, the Foundation controlled the Company (the “change in control”).

Following the change in control, several material events occurred that impacted us:

•On August 5, 2020, Geoffrey M. Kolander, our President and Chief Executive Officer and a member of the Board, resigned, triggering the change in control severance provision in his employment agreement with the Company;
•On the same date, Gerald W. Shields, our Vice Chairman of the Board, was appointed as the Interim Chief Executive Officer and President of the Company, to serve in such position while the Board conducted a search to find a permanent replacement for Mr. Kolander;
•On August 13, 2020, the Foundation delivered an Action by Written Consent of the Foundation to the Company, purporting to remove the Company’s directors elected by the Class B Shares ("Class B directors") and add five director nominees to the Company’s Board;
•The Board disputed the Foundation's action, on the basis that the Foundation did not follow the required procedures for director appointments mandated by the Company's Corporate Governance Guidelines and Nominating and Corporate Governance Committee charter;
•As described in Item 3. Legal Proceedings, on September 2, 2020, the Foundation filed suit against the Company and its eight directors in the District Court for Arapahoe County, Colorado (the “Colorado Litigation”,
•and on September 28, 2020, the Foundation and the Company entered into a mutually agreed Status Quo Stipulation, whereby the Board and its committees agreed not to direct or permit anyone on their or the Company’s behalf to take any significant action that is outside the ordinary course of business without the consent of the Foundation;
•The two sole charitable beneficiaries of the Foundation, Baylor University and Southwestern Baptist Theological Seminary (the “Foundation Beneficiaries”), subsequently filed a lawsuit against the Foundation and its Chief Executive Officer / President, Michael C. Hughes (who was also one of the purported nominees submitted to the Company by the Foundation), claiming, among other things, that the Foundation’s board of trustees breached their fiduciary duties to the Foundation and misused Foundation monies for personal benefit, including the litigation against the Company in an attempt to seat themselves on the Company’s board (the “Texas Third-Party Litigation”);
•The Texas Attorney General intervened on behalf of the Foundation Beneficiaries in the Texas Third-Party Litigation; and
•On December 7, 2020, the Company filed counterclaims and third-party claims in the Colorado Litigation against the Foundation and two of its officers or trustees, Charles W. Hott and Michael C. Hughes alleging that Mr. Hughes and Mr. Hott, as trustees or officers of the Foundation, among other things: (i) defrauded state insurance regulators in order to seize control of the Company, (ii) breached their fiduciary duties to all of the Company’s shareholders, and (iii) violated the Colorado Consumer Protection Act (collectively, the “Counterclaims").

On February 6, 2021, the Foundation Beneficiaries settled the Texas Third-Party Litigation with the Foundation in which they alleged that the Foundation trustees, including Mr. Hughes and Mr. Hott, breached their fiduciary duties

December 31, 2020 | 10-K 4

CITIZENS, INC.

to the Foundation and misused Foundation monies for personal benefit, including the filing of the Colorado Litigation (see Item 3, Legal Proceedings - “Texas Suit filed by the Foundation’s Beneficiaries against the Foundation”). As a result of their settlement, Mr. Hughes and Mr. Hott were removed as trustees from the Foundation. The Foundation Beneficiaries, upon gaining control of the Foundation through their appointed trustees to the Foundation, agreed to dismiss the Colorado Litigation and entered into a Mutual Agreement for Compromise, Settlement and Release with the Company and its individual directors (the “Foundation Settlement Agreement”).

As a result of the Foundation Settlement Agreement:

•The Company, its directors and the Foundation dismissed all claims at issue in the Colorado Litigation and the parties agreed to mutual releases for conduct prior to February 5, 2021;
•The Company: (a) restored its Board to its form as of August 12, 2020 consisting of a nine-seat Board comprised of four directors elected by the Company's Class A common stock (Christopher W. Claus, J.D. Davis, Jr., Gerald W. Shields, and Frank A. Keating II), four Class B directors (E. Dean Gage, Robert B. Sloan, Terry S. Maness, and Constance K. Weaver), and one Class B vacancy; and (b) restored the Company’s Amended and Restated Bylaws to the form in which they existed on August 12, 2020;
•The Foundation withdrew the Foundation nominees who had been submitted pursuant to the August 13, 2020 Action by Written Consent of the Foundation and approved the restoration of the four Class B directors named above; and
•The Foundation agreed to sell, and the Company agreed to purchase, 100% of the Company’s Class B Shares from the Foundation for $9.1 million.

On February 6, 2021, pursuant to the Foundation Settlement Agreement, the Company entered into an agreement with the Foundation to purchase all of the Class B Shares for a purchase price of $9.1 million (the “B Share Transaction”). As required by the insurance holding company systems laws that govern our insurance subsidiaries, the Company and the Foundation are in the process of acquiring the necessary regulatory approvals to consummate the B Share Transaction. On March 5, 2021, the Company paid the purchase price to the Foundation to hold in escrow until the regulatory approval has been obtained. As of the date that all such required regulatory approvals are obtained, the Foundation will deliver the Class B Shares to the Company and divest its control of the Company. In accordance with Colorado law, the Class B Shares will then be classified as authorized, but unissued shares. Once the Class B Shares are classified as unissued shares:

•the Company will only have one class of stock outstanding: the Class A common stock, which is registered under the Securities Exchange Act of 1934, as amended, and listed on the New York Stock Exchange (“NYSE”); and
•the Class B Shares will not have any voting rights; and
•the holders of the Class A shares will be entitled to elect all of the directors at the Company’s annual meetings (after any annual meeting for which the record date has already occurred); and
•the Company will no longer be a “controlled” company as defined under the NYSE rules and therefore will be obligated to comply with certain additional listing standards.

Due to the settlement of the Colorado Litigation and the B Share Transaction, the Company believes that it will be better positioned to hire a new Chief Executive Officer and offer stability to our management team, employees and independent sales force in order to move forward with our business and Strategic Initiatives, as described below.

STRATEGIC INITIATIVES

During 2020, the COVID-19 pandemic shifted customer, agent and employee needs, habits and expectations and forced virtualization of our operations. When the pandemic emerged, we took immediate steps to ensure business continuity and stability. Towards the end of 2020 and as we head into 2021, we accelerated longer-term recovery efforts and pivoted to reemphasize growth in order to cultivate enduring value for our key stakeholders.

We entered 2021 with clearly defined priorities in order to set a course for long-term profitable growth. Our growth strategy consists of focusing on our customers’ needs, our sales force, and use of technology to improve our processes:

December 31, 2020 | 10-K 5

CITIZENS, INC.

•Customers. We are focusing on our customer needs by making changes to enhance existing products, repricing products and introducing new offerings.
•Sales Force. We are focused on implementing sales promotions and campaigns in order to align our sales consultant compensation opportunities with our premium revenue goals and growth initiatives.
•Technology. We are implementing process improvements and new technologies in order to get products to our customers faster, help our sales force by promoting safe, yet effective sales practices, and help our employees work more effectively and efficiently.

We believe this 3-prong growth strategy will help us grow premium revenues in existing markets and allow us to expand into new markets. We are executing on this strategy as follows:

Expansion of Life Insurance Segment into Hispanic US Market in 2021. Because we have developed the ability to complete insurance transactions end-to-end in Spanish and Portuguese and understand the needs of the Hispanic market due to over 45 years of doing business in Latin America, we have expanded our Life Insurance segment to the Hispanic market in the U.S. and expect to begin selling in this market during early 2021. We have developed a whole life insurance product for this expansion that has already been approved in the state of Florida and are partnering with a marketing agency to build out a sales force to sell this product.

Transformation of our Home Service Insurance Segment. The Home Service Insurance business is a focus of transformation to drive sales growth for the Company in 2021. Prior to mid-2020, the focus of this segment was collections, i.e. renewal premiums. We reorganized our sales force, hired a new director of sales in 2020 and expect to update our product portfolio, to bring attractive and highly competitive offerings to market in early 2021.

Launched New Marketing Campaigns. In 2020, we recognized the value that having different sales campaigns throughout the year had on our sales force and launched sales campaigns throughout 2020 that incentivized agents at all levels of seniority. The incentives were different depending on the campaign, however they all created competition within the sales force, which we believe drove more sales per independent consultant / agent. In 2020:

•In our Life Insurance segment, we created a sales campaign that helped lead to 75% higher first year premiums in the fourth quarter of 2020 as compared to the third quarter of 2020 and 15% higher first year premiums when compared to the fourth quarter of 2019. The amount of first year premiums in our Life Insurance segment in the fourth quarter of 2020 were the highest since the fourth quarter of 2017. We believe the reason this campaign worked so well was because of the various levels of detail included in the incentives, as well as our execution of the campaign.
•In the Home Service Insurance segment, we launched a sales campaign with incentives to our independent agents that resulted in an increase in the amount of in-force insurance for our current customer base.

Multiple campaigns are scheduled to occur during 2021 in order to continue incentivizing and motivating our sales force.

Implemented Operational Improvements. As the world became more digital in 2020 due to the COVID-19 pandemic, we implemented technological improvements to make our operations more effective and efficient. We updated our underwriting processes and introduced a revised policy application for our international business in order to remove barriers to sales with a more frictionless process for agents and applicants and to reduce underwriting expense. We enhanced our policyholder and agent self-services with new capabilities to make it easier to do business with us including expanding our alternative payment methods for our Home Service Insurance segment to accept credit card and debit card payments. We also focused on training our sales force to sell our policies and service our policyholders virtually.

As we seek to optimize value for the Company, its customers and its distributors, we believe our efforts to develop and enhance our products, incentivize our sales force and make process and technology improvements will continue to put the Company on a stronger financial footing and drive sustainable growth.

December 31, 2020 | 10-K 6

CITIZENS, INC.

LIFE INSURANCE

Our Life Insurance segment primarily operates through CICA Life Ltd. ("CICA Ltd."), a Bermuda company, which issues ordinary whole life insurance in U.S. dollar-denominated amounts to non-U.S. residents.  These products are designed to provide a fixed amount of insurance coverage over the life of the insured and can include rider benefits to provide additional coverage and annuity benefits to enhance accumulations.  Additionally, CICA Ltd. issues endowment contracts, which are principally accumulation contracts that incorporate an element of life insurance protection.

INTERNATIONAL SALES

We focus our international sales of U.S. dollar-denominated ordinary whole life insurance and endowment policies to residents in Latin America and the Pacific Rim.

As of December 31, 2020, we had insurance policies in force in more than 75 foreign countries, with Colombia, Venezuela, Taiwan, Ecuador and Argentina as our top producing countries. International direct premiums comprised approximately 96% of total direct premiums in the Life Insurance segment and 71% of our total direct premiums in 2020.

We believe positive attributes of our international insurance business typically include:

•larger face amount policies issued when compared to our U.S. operations, which results in lower underwriting and administrative costs per dollar of coverage;
•high persistency and low mortality charges due to our customer demographics; and
•premiums paid annually at the beginning of each policy year rather than monthly or quarterly, which reduces our administrative expenses, accelerates cash flow and results in lower policy lapse rates than premium payment options with more frequently scheduled payments.

Our international sales force consists of independent marketing agencies and consultants who specialize in marketing life insurance products and generally have several years of insurance marketing experience. We enter into contracts with the independent marketing agencies pursuant to which they recruit, train and supervise their managers and associates in the sales and service of our products. These agencies receive commissions for products they sell, as well as commission overrides on the business that their agents produce and in return for the override, they guarantee any debt their agents owe to us. Their sales agents also contract directly with us as independent consultants and receive commission compensation directly from us. This allows us to develop a relationship with their associates so if an agency contract is terminated for any reason, we may seek to continue the existing independent consultant marketing arrangements with the associates of such agency. Our agreements typically provide that the agencies and their agents are independent consultants responsible for their own operational expenses and are the representative of the prospective insured. Our contracts require the independent marketing agencies and consultants to understand and comply with all laws applicable to sales of our products in their country.

INTERNATIONAL PRODUCTS

We offer several ordinary whole life insurance and endowment products designed to meet the needs of our non-U.S. policyowners.  These products have premium rates that are competitive with most foreign local companies and have been structured to provide the policyowners with:

•U.S. dollar-denominated cash values that accumulate, beginning in the first policy year, throughout a policyholder’s lifetime;
•protection against devaluation of the policyowners' local currency;
•capital investment in a more secure economic environment (i.e., the U.S.); and
•lifetime income guarantees for an insured or for surviving beneficiaries.

Our international products have both living and death benefit features. Most policies contain guaranteed cash values and are participating (i.e., provide for cash dividends as apportioned by our Board of Directors).  Once a

December 31, 2020 | 10-K 7

CITIZENS, INC.

policyowner pays the annual premium and the policy is issued, the owner becomes entitled to policy cash dividends as well as annual premium benefits if the annual premium benefit is elected.  The policyowner has several options with regards to the policy dividends and annual premium benefits, which include, among other things, electing to receive cash, crediting such amounts towards the payment of premiums on the policy, leaving such amounts on deposit with the Company to accumulate at a defined interest rate or assigning them to a third-party. Under the "assigned to a third-party" provision, the Company has historically allowed policyowners, after receiving a copy of the Citizens, Inc. Stock Investment Plan (the "CISIP") prospectus and acknowledging their understanding of the risks of investing in Citizens Class A common stock, the right to assign policy values outside of the policy to the CISIP, which is administered in the United States by Computershare Trust Company, N.A., our plan administrator and an affiliate of Computershare, Inc., our transfer agent. The CISIP is a direct stock purchase plan available to policyowners, shareholders, our employees and directors, independent consultants, and other potential investors through the Computershare website. The Company has registered the shares of Class A common stock issuable to participants under the CISIP on a registration statement under the Securities Act of 1933, as amended (the "Securities Act") that is on file with the SEC. Computershare administers the CISIP in accordance with the terms and conditions of the CISIP, a copy of which is available on the Computershare website and as part of the Company’s registration statement on file with the SEC.

INTERNATIONAL COMPETITION

The life insurance business is highly competitive.  We compete with a number of stock and mutual life insurance companies internationally and domestically, as well as with financial institutions that offer insurance products.

We face competition primarily from other insurance companies that operate in the same manner as we do, as well as companies formed and operated in the country in which an insured resides, and from companies foreign to the countries in which their products are sold, but issue insurance policies denominated in the local currency of those countries.  Some companies may have a competitive advantage over us due to their significantly greater financial resources, histories of successful operations and larger marketing forces.

Because premiums on our international policies are paid in U.S. dollars and we pay claims and benefits in U.S. dollars, we provide life insurance solutions that we believe are different from and superior to those offered by foreign-domiciled companies.  We believe our international products are usually purchased by individuals in the upper-middle class in their respective countries and those with significant net worth and earnings that place them in the upper income brackets of their respective countries.  The policies sold by our foreign competitors are generally offered broadly and are priced using the mortality of the entire population of the geographic region.  Our mortality charges are typically lower due to our customer demographics, which provides a competitive advantage.  Additionally, the assets backing the reserves for our foreign competitors' policies must be substantially invested in their respective foreign countries and, therefore, are exposed to the inflationary risks and social or economic crises that have been more common in these foreign countries.

DOMESTIC SALES

Domestic whole life insurance policies are sold to U.S. citizens and certain U.S. visa holders through our CICA Life Insurance Company of America ("CICA") and Citizens National Life Insurance Company ("CNLIC") insurance subsidiaries. In 2020, domestic direct premiums comprised approximately 4% of total direct premiums in the Life Insurance segment and 3% of our total direct premiums overall. The majority of our domestic in force business results from blocks of business of insurance companies we have acquired over the years.  CICA and CNLIC issued ordinary whole life, credit life and disability and accident and health related policies throughout the Midwest and Southern U.S. until they ceased most domestic sales beginning January 1, 2017. As discussed above under “Strategic Initiatives”, we plan to begin marketing our products again domestically in early 2021, beginning in Florida. We believe that our experience in developing and selling products in Latin America will help us expand into the large Hispanic market in the U.S.

December 31, 2020 | 10-K 8

CITIZENS, INC.

DOMESTIC LIFE INSURANCE PRODUCTS

Our domestic life insurance products have historically focused primarily on living needs and providing benefits focused toward accumulating financial benefits for the policyowner.  The features of our domestic life insurance products include:

•cash accumulation/living benefits;
•tax-deferred interest earnings;
•guaranteed lifetime income options;
•monthly income for surviving family members;
•accidental death benefit coverage options; and
•an option to waive premium payments in the event of disability.

Our life insurance products have historically been designed to address the insured's concern about outliving his or her monthly income, while at the same time providing death benefits.  The primary purpose of our current product portfolio is to help the insured create capital for needs such as retirement income, children's higher education, business opportunities, emergencies and health care needs. In addition, our insurance products offer financial benefits like savings protection and immediate funds in event of the insured's death.

Through detailed research and analysis, the Company has recognized the opportunity to re-enter the domestic life insurance market. We believe that we hold a strong competitive edge in the fast-growing Latin American and Hispanic segments because of our insights and expertise from doing business for over 45 years in Latin America. We have developed competitive and attractive products that we believe will allow us to succeed in the domestic market.

HOME SERVICE INSURANCE

We operate our domestic Home Service Insurance segment only in the U.S. through our subsidiaries Security Plan Life Insurance Company ("SPLIC"), Magnolia Guaranty Life Insurance Company ("MGLIC") and Security Plan Fire Insurance Company ("SPFIC"). These companies focus on final expense life insurance needs of middle- and lower-income markets, primarily in Louisiana, Mississippi and Arkansas.  Our policies are sold and serviced through a home service marketing distribution system of about 240 independent agents as of December 31, 2020, who work on a route system and through over 175 funeral homes, all of whom sell policies, collect premiums and service policyholders.  We also sell limited liability, named peril property policies covering dwelling and contents through SPFIC. In 2020, our Home Service Insurance segment comprised 27% of our total consolidated direct premiums.

HOME SERVICE PRODUCTS AND COMPETITION

Our Home Service Insurance products consist primarily of small face amount ordinary whole life and pre-need policies, which are designed to fund final expenses for the insured (e.g. funeral and burial costs).  The average life insurance policy face amount issued in 2020 was approximately $5,400 per policy. Due to the lower risk associated with small face amount polices, the underwriting performed on these applications is limited.  To a much lesser extent, our Home Service Insurance segment sells limited liability named-peril property policies covering dwellings and content. We provide $30,000 maximum coverage on any one dwelling and contents, while content-only coverage and dwelling-only coverage are both limited to $20,000.

We provide final expense ordinary life insurance and annuity products primarily to middle- and lower-income individuals and families in Louisiana, Mississippi and Arkansas, a demographic that has been disproportionally impacted by the COVID-19 pandemic.

We face competition in Louisiana, Mississippi and Arkansas from other companies specializing in final expense insurance.  We seek to compete based upon our emphasis on personal service to our customers.  We intend to continue premium growth within this segment via direct sales.

December 31, 2020 | 10-K 9

CITIZENS, INC.

REINSURANCE

We follow the industry practice of reinsuring a portion of our insurance risks with unaffiliated reinsurers. In a reinsurance transaction, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. We participate in reinsurance activities in order to minimize exposure to significant risks, limit losses, and provide additional capacity for future growth. We enter into various agreements with reinsurers that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess of loss or catastrophe excess basis. These reinsurance agreements spread risk and minimize the effect of losses. For the majority of our business, we retain the first $100,000 of risk on any one life and reinsure the remainder of the risk. Therefore, under the terms of the reinsurance agreements, the reinsurers agree to reimburse us for the ceded amount (i.e., the death benefit amount less our retained risk) in the event a claim is paid. Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. Our amounts recoverable from reinsurers represent receivables from and/or reserves ceded to reinsurers. The amounts recoverable from reinsurers were $5.8 million as of December 31, 2020.

We focus on obtaining reinsurance from a diverse group of well-established reinsurers. We have restructured our reinsurance relationships as of January 1, 2021 and reinsure our international business with three different reinsurers and our domestic business with two reinsurers. We regularly evaluate the financial condition of our reinsurers and monitor concentration risk with our reinsurers.

OTHER NON-INSURANCE ENTERPRISES

Other Non-Insurance Enterprises includes the results of the parent company, Citizens, Inc. and our non-insurance subsidiary, Computing Technology, Inc., which entities primarily provide the Company's information technology and corporate-support functions to the insurance operations.

OPERATIONS AND TECHNOLOGY

Our administrative operations principally serve our Life Insurance segment and are conducted primarily at our executive offices in Austin, Texas where our administrative, operating and underwriting personnel are located.  Our executive offices are also the base for our policy design, marketing oversight, underwriting, accounting and reporting, actuarial, customer service, legal, human resources, claims processing, administrative and investing activities. Our Home Service Insurance segment is conducted, to a large degree, from our district offices in Louisiana, Arkansas and Mississippi, as well as our service center in Donaldsonville, Louisiana. At our Bermuda office, we perform underwriting, policy issuance, claims processing, accounting and reporting related to CICA Ltd.'s policies.

We have a single integrated information technology system for our entire Company, which is a centrally-controlled, mainframe-based administrative system. Functions of our policy administrative system include policy set-up, administration, billing and collections, commission calculation, valuation, automated data edits, storage backup, image management and other related functions. Each company and block of business we have acquired has been converted onto our administrative system.  This system has been in place for more than 30 years and has been updated on an ongoing basis as technology has evolved.

December 31, 2020 | 10-K 10

CITIZENS, INC.

ENTERPRISE RISK MANAGEMENT

The Company has an enterprise risk management function ("ERM") that analyzes the Company’s risks on an individual and aggregated basis and is responsible for ensuring that the Company’s risks remain within its risk appetite and tolerances as determined by management with oversight from the Audit Committee. The Company's focus on ERM strengthens its risk management culture and discipline. The mission of ERM is to support the Company in achieving its strategic priorities by:

•providing a comprehensive view of the risks facing the Company, including risk concentrations and correlations;
•helping management define the Company’s overall capacity and appetite for risk by evaluating the risk return profile of the business relative to the Company’s strategic intent and financial underpinning;
•assisting management in setting specific risk tolerances and limits that are measurable, actionable, and comply with the Company’s overall risk philosophy;
•communicating and monitoring the Company’s risk exposures relative to set limits and recommending, or implementing as appropriate, mitigating strategies; and
•providing insight to assist in growing the businesses and achieving optimal risk-adjusted returns within established guidelines.

ENTERPRISE RISK MANAGEMENT STRUCTURE AND GOVERNANCE

Effective risk oversight is an important priority for the Company’s Board and senior management team. While it is the job of the Chief Executive Officer and senior management to assess and manage the Company’s risk exposure through ERM, the Audit Committee of the Board is charged with discussing guidelines and policies to govern the process by which ERM is handled. The Audit Committee periodically discusses the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures.

The four broad categories of risk exposures assessed and managed by senior management include, but are not limited to:

•Strategic risk, including international business risks;
•Insurance risk, including those arising out of unforeseen events (such as the COVID-19 pandemic), catastrophes and acts of terrorism;
•Financial risk, including market, credit and liquidity risks; and
•Operational risk, including cybersecurity risk and legal and regulatory compliance risks.

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

REGULATION

The insurance industry is heavily regulated and both Citizens and our insurance subsidiaries are subject to regulation and supervision by the U.S. states in which they do business and for CICA Ltd., by Bermuda.

December 31, 2020 | 10-K 11

CITIZENS, INC.

U.S. REGULATION

Our U.S. insurance operations are subject to a wide variety of laws and regulations.  State insurance laws establish supervisory agencies with broad regulatory authority to regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of each state in which they are licensed.  In addition to insurance-specific laws, U.S. laws, such as the USA Patriot Act of 2001, the Foreign Corrupt Practices Act, the Gramm-Leach-Bliley Act of 1999, the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Tax Cuts and Jobs Act, are examples of U.S. laws that affect our business.  We are subject to comprehensive regulations under the USA Patriot Act and the U.S. Bank Secrecy Act with respect to money laundering, as well as federal regulations regarding privacy and confidentiality.  Our U.S.-based insurance products and thus our businesses also are affected by U.S. federal, state and local tax laws.

The laws and regulations that affect our insurance business are enacted primarily to protect our insureds and not our stockholders.  Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations.  In addition, insurance regulatory authorities (including state law enforcement agencies and attorneys general) periodically make inquiries and regularly conduct examinations regarding compliance by us and our subsidiaries with insurance, and other laws and regulations regarding the conduct of our insurance businesses.  It is our practice to fully and consistently cooperate with such inquiries and examinations and take corrective action when warranted.

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

The laws and regulations of the jurisdictions in which our U.S. insurance subsidiaries are domiciled require that a controlling party obtain the approval of the insurance commissioner of the insurance company's jurisdiction of domicile prior to acquiring or divesting control of the insurer and may delay, deter or prevent a transaction our

December 31, 2020 | 10-K 12

CITIZENS, INC.

shareholders might consider desirable. As described above, the Company and the Foundation are in the process of obtaining such regulatory approval in order for the Company to purchase the Class B common stock from the Foundation.

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

INTERNATIONAL REGULATION

Bermuda

CICA Ltd., our Bermuda domiciled subsidiary, is subject to regulation and supervision by the Bermuda Monetary Authority (the "BMA") and compliance with all applicable Bermuda laws and insurance statutes and regulations, including but not limited to Bermuda’s Insurance Act of 1978 (the "Insurance Act").

CICA Ltd., which is incorporated to conduct long-term business, is registered as a Class E insurer, which is the license class for long-term insurers and reinsurers with total assets of more than $500 million that are not registrable as a single-parent or multi-owner long-term captive insurer or reinsurer. CICA Ltd. is not licensed to conduct any business other than life insurance business. The Insurance Act regulates the insurance business of CICA Ltd. and provides that no person may conduct any insurance business in or within Bermuda unless registered as an insurer under the Insurance Act by the BMA.

The Insurance Act imposes solvency and liquidity standards as well as auditing and reporting requirements and confers on the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Certain requirements of the Insurance Act include: the filing of annual statutory financial returns; the filing of annual U.S. GAAP financial statements; the filing of an annual capital and solvency return; the delivery of a declaration of compliance; compliance with minimum enhanced capital requirements; compliance with the BMA’s Insurance Code of Conduct; compliance with minimum solvency margins; limitations on dividends and distributions that CICA Ltd. may make to Citizens, its parent company; preparation of an annual Financial Condition Report providing details of measures governing the business operations, corporate governance framework, solvency and financial performance; preparation of an assessment of an insurer's own risk and solvency requirements, referred to as a Commercial Insurer’s Solvency Self-Assessment; the establishment and maintenance of a head and principal office in Bermuda; appointment of an independent auditor; and appointment of an actuary approved by the BMA.

The BMA measures an insurer’s risk and determines appropriate levels of capitalization by using a risk-based capital model called the Bermuda Solvency Capital Requirement (“BSCR”), which CICA Ltd. uses to calculate its solvency requirements. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to their capital.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation or excess risk, the BMA has established a threshold capital level (termed the Target Capital Level ("TCL")), which is set at 120% of a company’s enhanced capital requirement. The TCL serves as an early warning tool for the BMA. For the quarter ended March 31, 2020, because of the disruption that the COVID-19 pandemic had on the worldwide economy, the fair value of our assets decreased and interest rates also decreased, which increased the fair value of our statutory economic insurance liabilities. As a result, CICA Ltd.’s statutory economic capital and surplus at March 31, 2020 was below the TCL by $8.9 million. While the failure to meet the minimum threshold was rectified as of April 30, 2020, the BMA conducted a review of CICA Ltd. in the third and fourth quarter of 2020 in order to assess CICA Ltd.’s compliance with the Insurance Act and other relevant rules applicable to CICA Ltd. (the “Prudential Review”). As a result of the 2020 Prudential Review by the BMA, on January 14, 2021, the BMA issued a letter to CICA Ltd. that, among other things, requires Citizens to enter into a “Keepwell Agreement” by September 30, 2021. A Keepwell Agreement is a contract between a parent company and its subsidiary to maintain solvency and financial

December 31, 2020 | 10-K 13

CITIZENS, INC.

backing throughout the term set in the agreement. The Keepwell Agreement should include a specific target solvency level at which a capital injection would be required to be made into CICA Ltd. to ensure compliance with the Insurance Act and related rules.

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

In December 2018, the Economic Substance Act (the "ES Act") came into force. The ES Act, as amended, and the regulations promulgated thereunder (collectively, "ES Law"), apply to any "relevant entity" that conducts any "relevant activity" in a "relevant financial period". Under the ES Law, insurance and holding entities are each defined as a "relevant activity" and thus the ES Act applies to CICA Ltd. Under the provisions of the ES Law, a relevant entity that conducts a relevant activity must satisfy the economic substance requirements under the ES Law (the "ES Requirements") in relation to the relevant activity and where a relevant entity is conducting more than one relevant activity, it must meet the ES Requirements with respect to each relevant activity that it conducts. A relevant entity complies with the ES Requirements if: (a) the relevant entity is managed and directed from Bermuda; (b) the core income-generating activities are undertaken in Bermuda with respect to each relevant activity; (c) the relevant entity maintains adequate physical presence in Bermuda; (d) there are adequate full-time employees in Bermuda with suitable qualifications; and (e) there is adequate operating expenditure incurred in Bermuda in relation to each relevant activity.

CICA Ltd. is required to demonstrate compliance with the ES Requirements by filing an annual economic substance declaration with the Registrar of Companies in Bermuda no later than six months after the last day of the relevant financial period. Companies that conduct insurance as a relevant activity are deemed to comply with the ES Requirements, with respect to their insurance business, if they comply with the existing regulatory requirements under the Insurance Act and the corporate governance provisions of the Companies Act 1981. CICA Ltd. is in compliance with these requirements as of December 31, 2020.

Other International Regulation

Generally, all foreign countries in which we offer insurance products require a license or other authority to conduct insurance business in that country. Some of these countries also require that local regulatory authorities approve the terms of any insurance product sold to residents of that country. We have never qualified to do business in any foreign country or jurisdiction and have never submitted our insurance policies issued to residents of foreign countries for approval by any foreign or domestic insurance regulatory agency. As described above, we sell our policies to residents of foreign countries through independent marketing agencies and independent consultants located in those countries, and we rely on our independent consultants to comply with laws applicable to them in marketing our insurance products in their respective countries.

We have undertaken a comprehensive compliance review of risks associated with the potential application of foreign laws to our sales of insurance policies in foreign countries. The application of foreign laws to our sales of insurance policies in foreign countries varies by country. There is a lack of uniform regulation, lack of clarity in certain regulations and lack of legal precedent in addressing circumstances similar to ours. Our compliance review has confirmed certain risks related to foreign insurance laws associated with our current business model, at least in certain jurisdictions, as described in detail in Item 1A. Risk Factors.

HUMAN CAPITAL RESOURCES

Our employees and independent consultants are critical to selling our insurance products and providing services to our global base of policyholders. As of December 31, 2020, we had 245 employees. We currently do not utilize captive employee agents to distribute our products and thus contract with almost 1,000 independent consultants internationally and 415 independent agencies and agents domestically to sell and service our insurance products. Independent agents work for themselves and may sell insurance policies for a variety of insurers and make most of

December 31, 2020 | 10-K 14

CITIZENS, INC.

their money through sales commissions and bonuses. None of our employees are subject to a collective bargaining agreement.

In order to continue to develop, administer and sell our products, it is crucial that we continue to attract and retain both experienced employees and independent agents.

Compensation and Benefits Program. Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include base salary, annual incentive bonuses, and long-term equity awards ("RSUs") for certain employees tied to the value of our stock price. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests, including by incentivizing business and individual performance (pay for performance), motivating based on long-term company performance and integrating compensation with our business plans. In addition to cash and equity compensation, we also offer standard employee benefits such as life and health (medical, dental & vision) insurance, paid parental leave, and a 401(k) plan.

We attract and retain our independent agent sales force through the use of our commission structure and agent campaigns and promotions. We believe that our standard commission structure is attractive and competitive in the market. In our Life Insurance segment, our campaigns and promotions provide an extra incentive to agents that not only promote first year premium growth, but also create improvements within policyholder retention. In our Home Service Insurance segment, our agent campaigns and promotions are critical in attracting and retaining our independent agent sales force. This business contains a large block of existing in force policies. To ensure we maintain this book of business, the agent campaigns and promotions provide an extra incentive to not only grow the business but to collect on the existing policies. We believe that providing agent campaigns and promotions with additional incentives that provide long-term value creates an advantage for Citizens over our competition.

Diversity and Inclusion. We derive a great deal of strength from our diverse workforce. We believe that an equitable and inclusive environment with diverse teams produces more creative solutions, results in better, more innovative products and services and is crucial to our efforts to attract and retain key talent. We are focused on building on the existing executive team's work to foster diversity and inclusion in the workplace.

Health and Safety. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of the health of our employees and independent agents, as well as the communities in which we operate, and which comply with government regulations. These changes included having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work. We also created training programs to assist our independent agents with online sales efforts in order to minimize face-to-face interactions with potential customers and our policyholders.

Item 1A.   RISK FACTORS

The following is a discussion of material factors that may make an investment in Citizens' Class A common stock risky. These risk factors may be important to understanding other statements in this report. The following information should be read in conjunction with Part I. Item 3. Legal Proceedings, Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Consolidated Financial Statements and accompanying notes in Part II. Item 8. Financial Statements and Supplementary Data of this report.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

December 31, 2020 | 10-K 15

CITIZENS, INC.

A SUBSTANTIAL PORTION OF OUR REVENUE IS GENERATED FROM INSURANCE PRODUCTS SOLD OUTSIDE OF THE UNITED STATES. WHILE OUR PRODUCTS ARE PRICED AND PAID FOR IN U.S. DOLLARS, OUR FOREIGN OPERATIONS MAY SUBJECT US TO SEVERAL RISKS, SET FORTH BELOW.

Our sales to residents of foreign countries expose us to unknown risks related to foreign economies and governments. A significant loss of sales in these foreign markets would have a material adverse effect on our results of operations and financial condition.

A substantial majority of our direct insurance premiums, approximately 71% at December 31, 2020, are from policyholders in foreign countries, primarily those in Latin America and the Pacific Rim.  These policies are issued by our Bermuda subsidiary, CICA Ltd. and are sold by independent consultants who are located in these foreign countries.

Our Company’s sales and financial results depend upon the ability of our independent consultants in foreign countries to effectively distribute our products and the ability of residents of such countries to purchase our products using U.S. dollars. While we have undertaken a comprehensive compliance review of risks associated with the potential application of foreign laws, which vary by country, to our sales of insurance policies in foreign countries, there is a lack of uniform regulation and lack of clarity in certain regulations and thus we face various risks associated with the application of foreign laws to these sales.

Generally, all foreign countries in which we offer insurance products require either CICA Ltd. and/or our independent consultants to obtain a license or other authority to conduct insurance business in that country. Some of these countries also require that local regulatory authorities approve the terms of any insurance product sold to residents of that country. We have never sought to qualify to do business in any foreign country or jurisdiction, except Bermuda, in which CICA Ltd. is domiciled, and have never submitted the insurance policies that we issue to residents of foreign countries for approval by any foreign or domestic insurance regulatory agency. Some foreign governments have determined under their existing laws that their residents may not purchase life insurance from us unless we become qualified to do business in that country or unless our policies purchased by their residents receive prior approval from its insurance regulators. There is a risk that additional foreign governments will enact additional legislation that may render our existing insurance products either illegal or less attractive to potential customers. There is the further risk that regulators may become more aggressive in enforcing any perceived violations of their laws and seek to impose monetary fines, criminal penalties, and/or order us to cease our sales in that jurisdiction. There is no assurance that, if a foreign country were to require that we qualify to do business in that country or submit our policies for approval by that country’s regulatory authorities, we would be able to, or would conclude that it is advisable to, comply with those requirements. Any determination by a foreign country that we or our policy sales are subject to regulation under their laws, or any actions by a foreign country to enforce such laws more aggressively, could therefore have a material adverse effect on our ability to sell policies in that country and, in turn, on our results of operations and financial condition.

Traditionally, we have sought to mitigate risks associated with the potential application of foreign laws to our sales of insurance policies in our foreign markets by, among other things, not locating any of our offices or assets in foreign countries or jurisdictions, selling policies only through independent consultants rather than our own employees, requiring that all applications for insurance be submitted to and accepted only in our offices in the U.S. or, following the novation of our international policies to CICA Ltd. in Bermuda effective July 1, 2018, in our offices in Bermuda, and requiring that policy premiums be paid to us only in U.S. dollars. We rely on our independent consultants to comply with laws applicable to them in marketing our insurance products in their respective countries. There is no assurance that the precautionary measures, practices and policies discussed above will partially or entirely mitigate the risk associated with the potential application of foreign laws to our sales of insurance policies in our foreign markets. From time to time, insurance regulators in the foreign countries in which we operate have sought to exercise regulatory authority over the Company, including through the imposition of fines and we have chosen not to do business in certain countries, such as Brazil, due to these actions. Although the Company believes that these foreign regulators do not have jurisdiction over the Company and that any actions, including fines, may be unenforceable against the Company, any regulatory action could otherwise absorb Company time and resources away from its business operations or the Company may choose to pay such fines in order to do business in a particular country. The Company may determine that the risks associated with a particular market and its regulatory environment outweigh the benefits of conducting further business in that market. We are exploring alternatives to our current business model in one or more jurisdictions.

December 31, 2020 | 10-K 16

CITIZENS, INC.

Any disruption to the marketing and sale of our policies to residents of foreign countries, resulting from the actions of foreign regulatory authorities, the withdrawal from Brazil or other markets, the implementation of new Bermuda regulatory obligations or otherwise, could have a material adverse effect on our premium revenue and our costs and expenses and thus on our results of operations and financial condition.

Additionally, currency control laws, other currency exchange restrictions or tax laws in foreign countries could materially adversely affect our revenues by imposing restrictions or additional fees, costs or taxes on asset transfers outside of a country where our policyowners reside. Difficulties in transferring funds from or converting currencies to U.S. dollars in certain countries or any increase in fees, costs or taxes associated therewith could prevent our policyowners in those countries from purchasing or paying premiums on our policies and/or make our products less attractive to such policyowners. As such, existing or future laws and regulations, and the manner in which they are interpreted or applied, may become more restrictive or otherwise adversely affect our operations.

Many of the countries in which we operate have a history of political instability, including regime changes, political uprisings, currency fluctuations and anti-democratic or anti-U.S. policies. The ability of people living in these countries to purchase and continue to make premium payments on our insurance policies and our ability to sell our policies in those countries through our independent consultants or otherwise may be adversely affected by political instability. Given the nature of our products, in an economic environment characterized by higher unemployment, lower personal income and reduced consumer spending, new product sales may be adversely affected. During such periods, we may also experience higher claims incidence, longer claims duration, increase in policy lapses and/or increase in surrenders, any of which could have a material adverse effect on our results of operations or financial condition. In addition, the imposition of U.S. sanctions against foreign countries where our policyholders reside could make it difficult for us to continue to issue new policies and receive premiums from policyholders in those countries.

We face significant competition in our international markets. If we are unable to compete effectively in our markets, our business, results of operations and profitability may be adversely affected.

Our international marketing plan focuses on offering U.S. dollar-denominated life insurance products to individuals residing in foreign countries. We experience considerable competition primarily from the following sources, many of which have substantially greater financial, marketing and other resources than we have:

•Foreign companies with U.S. dollar-denominated policies. We face direct competition from companies that operate in the same manner as we do in our international markets, including from a company recently formed by some of our former employees and independent consultants;
•Foreign companies with locally operated subsidiaries that offer both local jurisdiction-regulated products in local currency and off-shore U.S. dollar-denominated policies. This arrangement creates competition in that the U.S. dollar-denominated policies are offered in conjunction with high-need local insurance policies such as health insurance; and
•Locally operated companies with local currency policies. We compete with companies formed and operated in the country in which our foreign insureds reside.

In addition, from time to time, companies enter and exit the markets in which we operate, thereby increasing competition at times when there are new entrants. We may lose business to competitors offering competitive products at lower prices, or for other reasons.

Since we rely on independent consultants for distribution of our products in foreign markets, regulation and licensing requirements imposed upon our Company may impact on our ability to attract and retain effective sales representatives, who may choose to distribute products of our competitors.

There can be no assurance that we will be able to compete effectively in any of our markets. If we do not, our business, results of operations and financial condition will be materially adversely affected.

We face a greater risk of money laundering activity associated with sales derived from residents of certain foreign countries.

Some of our top international markets are in countries identified by the U.S. Department of State as jurisdictions of high risk for money laundering. As required by the U.S. Bank Secrecy Act regulations, the Bermuda Proceeds of

December 31, 2020 | 10-K 17

CITIZENS, INC.

Crime Act 1997 and the Proceeds of Crime (Anti-Money Laundering and Anti-Terrorist Financing) Regulations 2008 applicable to insurance companies, we have developed and implemented an anti-money laundering, anti-terrorist financing and sanctions program (“AML/ATF and Sanctions Program”) that includes policies, procedures, controls, independent testing, reporting and recordkeeping requirements for deterring, preventing and detecting potential money laundering, terrorist financing, fraud and other criminal activity in order to comply with U.S. and Bermuda laws. We have an enhanced AML/ATF and Sanctions Program with additional controls, such as watch-list screening beyond sanctions screening required by the U.S. Office of Foreign Assets Control ("OFAC") and the Financial Sanctions Implementation Unit of Bermuda, enhanced payment due diligence and transaction controls. However, there can be no assurance that these enhanced controls will entirely mitigate money laundering risk associated with these jurisdictions.

BECAUSE MOST OF OUR REVENUE DERIVES FROM COLLECTION OF PREMIUMS ON OUR PRODUCTS, OUR OVERALL FINANCIAL PERFORMANCE DEPENDS PRIMARILY UPON THE PRICING OF OUR INSURANCE PRODUCTS AND THE ACCURACY OF OUR PRICING ASSUMPTIONS. CHANGES IN ACTUAL EXPERIENCE, IMPROPER EVALUATION OF UNDERWRITING RISK AND MISMANAGEMENT OF CLAIMS HANDLING COULD SIGNIFICANTLY INCREASE OUR BENEFIT AND EXPENSE COSTS AND THUS NEGATIVELY AFFECT OUR PROFITABILITY AND FINANCIAL CONDITION.

The Company’s success depends on its ability to accurately underwrite risks and to charge adequate premiums to policyholders.

The Company’s financial condition, liquidity and results of operations largely depend on the Company’s ability to underwrite and set premiums accurately for the risks it faces. Premium rate adequacy is necessary to generate sufficient premiums to offset losses, loss adjustment expenses, underwriting expenses, and to earn a profit. In order to price its products accurately, the Company must implement and modify, as needed, underwriting standards that analyze a substantial volume of data; develop and apply appropriate morbidity and mortality estimates; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. The Company must also review and properly underwrite applications for life insurance in order to charge a sufficient premium to its policyholders. The Company’s ability to undertake these efforts successfully is subject to a number of risks and uncertainties, including, without limitation:

•availability of sufficient reliable data;
•incorrect or incomplete analysis of available data;
•uncertainties inherent in estimates and assumptions;
•selection and application of appropriate rating formulae or other pricing methodologies;
•adoption of successful pricing strategies;
•prediction of policyholder retention (e.g., policy life expectancy);
•unanticipated court decisions, legislation or regulatory action;
•changes in the Company’s claim settlement practices; or
•unexpected inflation.

Such risks may result in the Company’s pricing being based on outdated, inadequate, or inaccurate data, or inappropriate analyses, assumptions, or methodologies, and may cause the Company to estimate incorrectly future changes in the frequency or severity of claims. As a result, the Company could underprice risks, which would negatively affect the Company’s margins, or it could overprice risks, which could reduce the Company’s volume and competitiveness. The Company’s ability to accurately underwrite risks in insurance products depends in part on its ability to forecast such changes and trends. If it is not successful in doing so, the Company’s operating results, financial condition, and cash flow could be materially adversely affected.

Pricing adequacy depends upon our ability to project future losses based on historical loss experience, including policyholder retention. Unanticipated increases in early policyholder withdrawals or surrenders or elections by policyholders to receive lump sum payouts at maturity could negatively impact liquidity.

A primary liquidity concern is the risk of unanticipated or extraordinary early policyholder withdrawals or surrenders. Our insurance policies include provisions, such as surrender charges, that help limit and discourage early withdrawals. We also track and manage liabilities and align our investment portfolio to maintain sufficient liquidity to support anticipated withdrawal demands. However, early withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, including changes in economic conditions, changes in policyholder

December 31, 2020 | 10-K 18

CITIZENS, INC.

behavior or financial needs, changes in relationships with our independent consultants, efforts by foreign governments to tax policyholders or increases in surrenders among policies that have been in force for more than fifteen years and are no longer subject to surrender charges.

In addition, we face potential liquidity risks if policyholders with mature policies elect to receive lump sum distributions at greater levels than anticipated. Our whole life and endowment products provide the policyholder with alternatives once the policy matures. The policyholder can choose to take a lump sum payout or leave the money on deposit at interest with the Company. The Company has a significant amount of aging endowment products that have begun reaching their maturities and policyholder election behavior is not known. It is uncertain how policyholders will react in response to these maturities. If a large number of policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities.

If we experience unanticipated early withdrawal or surrender activity or greater than expected lump sum distributions of endowment maturities and we do not have sufficient cash flow from our insurance operations to support payment of these benefits, we may have to sell our investments in order to meet our cash needs or be forced to obtain third-party financing. The availability of such financing will depend on a variety of factors, such as market conditions, the availability of credit in general or more specifically in the insurance industry, the strength or weakness of the capital markets, the volume of trading activities, our credit capacity, and the perception of our long- or short-term financial prospects if we incur large realized or unrealized investment losses or if the level of business activity declines due to a market downturn. Therefore, if we are forced to sell our investments on unfavorable terms or obtain financing with unfavorable terms, it could have an adverse effect on our liquidity, results of operations and financial condition.

Our largest expense is payments of claims and surrenders to our policyholders. Mismanagement of claims handling or increased fraudulent claims could negatively impact our costs and financial condition.

Proper claims handling is critical to managing our benefit expenses. Many factors can affect the Company’s ability to pay claims accurately, including the following:

•the training, experience, and skill of the Company’s claims representatives;
•the extent of fraudulent claims and the Company’s ability to recognize and respond to such claims;
•the claims organization’s culture and the effectiveness of its management, and
•the Company’s ability to develop or select and implement appropriate procedures, technologies, and systems to support claims functions.

The Company’s failure to pay claims fairly, accurately, and in a timely manner, or to deploy claims resources appropriately, could result in unanticipated costs, lead to material litigation, undermine customer goodwill and the Company’s reputation in the marketplace, impair its brand image and, as a result, materially adversely affect its competitiveness, financial results, prospects, and liquidity.

Higher than expected policyholder claims related to unforeseen events may increase our benefits and expense costs, increase our reinsurance costs and negatively affect our financial condition.

Our insurance operations are exposed to the risk of catastrophic events. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, tsunamis and man-made catastrophes may produce significant damage or loss of life in larger areas, especially those that are heavily populated. Claims resulting from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. In 2020, three major hurricanes caused significant damage in Louisiana, for which we paid a total of $1.2 million in claims, net of reinsurance. Additionally, we had to pay to increase our reinsurance coverage to cover an additional storm. These storms negatively impacted the results of operations in our Home Services Insurance segment during the second half of 2020. In addition, catastrophic events could harm the financial condition of issuers of obligations we hold in our investment portfolio, resulting in impairments to these investments, and the financial condition of our reinsurers, thereby increasing the probability of default on reinsurance recoveries. Large-scale catastrophes may also reduce the overall level of economic activity in affected countries, which could hurt our business and the value of our investments or our ability to sell new policies.

December 31, 2020 | 10-K 19

CITIZENS, INC.

The COVID-19 Pandemic is negatively impacting certain aspects of our business and, depending on severity and duration, could have a material adverse effect on our financial condition, results of operations and overall business operations.

The prolonged COVID-19 pandemic has caused significant disruption to the global economy and business operations and has resulted in unfavorable impacts to our Company as well as the insurance industry. Due to the unprecedented nature of these events and the uncertainty surrounding the virus and its impacts, we cannot fully estimate the duration or full impact of the COVID-19 pandemic at this time. However, we have identified several areas where the COVID-19 pandemic impacted our business during the year ended December 31, 2020. Events that we are unable to control, such as the spread of a new, more contagious strain of the coronavirus, spikes in the number of cases of COVID-19, slower than expected roll-out of the coronavirus vaccine and the related responses by government authorities and businesses, may continue to present unforeseen risks to our business. We are closely monitoring developments related to the COVID-19 pandemic to assess its impacts on our business.

As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, our liquidity requirements are met primarily by funds generated by our insurance subsidiaries and invested assets. In 2020, we experienced declines in premium income resulting from lower sales. Increased economic uncertainty or continued unemployment resulting from the economic impacts of the COVID-19 virus could continue to affect our premium revenues as policyholders may not be able to pay premiums on existing policies and potential customers may not purchase new policies in order to conserve cash. We have offered relief to policyholders (e.g. extending grace periods), which may negatively impact our operating cash flow. Historically, many of our policies have been sold via in-person meetings. Due to stay-at-home orders and limitations on interpersonal interactions, the lack of face-to-face meetings has negatively impacted sales and may continue to do so if the measures that we have put in place to encourage virtual selling prove to be ineffective. Additionally, due to these limitations as well as disruptions to international mail delivery to and from the United States, policyholders that mail in their premiums have had, and may continue to have, difficulty paying premiums. Unfavorable developments in any of these factors may adversely affect our liquidity and capital position.

The COVID-19 pandemic has increased death claim benefits in our Home Service Insurance segment. We may experience continued increased claims, thus increasing our expected death benefits, if there continues to be an unusually large number of deaths.

During 2020, the COVID-19 pandemic, and its effect on financial markets, adversely affected our investment portfolio (and, specifically, increased the risk of defaults, downgrades and volatility in the value of the investments we hold and lowered investment income) and may continue to do so. Extreme market volatility may continue to leave us unable to react to market events consistent with our historical practices in dealing with more stable markets. To the extent that we need to sell our investments to fund liquidity needs in the current financial markets, we may not receive the prices we seek, and may sell at a price lower than our carrying value.

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

December 31, 2020 | 10-K 20

CITIZENS, INC.

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

We may be required to accelerate the amortization of deferred acquisition costs, which would increase our expenses and adversely affect our results of operations and financial condition.

At December 31, 2020, we had $104.9 million of deferred policy acquisition costs, or DAC. DAC represents costs that vary with and are directly related to the successful sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies. These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses. Under U.S. GAAP for our type of insurance products, DAC is amortized over the premium-paying period of the policies.

The amortization of DAC is subject to acceleration and generally depends upon anticipated profits from investments, surrender and other policy charges, mortality, morbidity, persistency and maintenance expense margins. For example, if our insurance policies lapse and surrender rates were to exceed the assumptions upon which we priced our insurance policies, or if actual persistency proves to be less than our persistency assumptions, especially in the early years of a policy, we might be required to accelerate the amortization of expenses we deferred in connection with the issuance of the policy. We regularly review the quality of our DAC to determine if it is recoverable from future income. If these costs are not recoverable, the amount that is not recoverable is charged to expenses in the financial period in which we make this determination.

Unfavorable experience with regards to expected expenses, investment returns, surrender and other policy charges, mortality, morbidity, lapses or persistency may cause us to increase the amortization of DAC or to record a current period expense to increase benefit reserves, any of which could have a material adverse effect on our results of operations and financial condition.

THE DISTRIBUTION OF OUR PRODUCTS THROUGH INDEPENDENT CONSULTANTS REDUCES OUR CONTROL OVER SALES AND DISTRIBUTION AND THUS SUBJECTS US TO CERTAIN RISKS THAT COULD NEGATIVELY IMPACT OUR REVENUES, OUR IN-FORCE BUSINESS, AND OUR BENEFITS AND EXPENSE COSTS.

Sales of our insurance products could decline if we are unable to establish and maintain relationships with independent marketing agencies and independent consultants and agents.

We depend almost exclusively on the services of independent marketing agencies and independent consultants and agents for the distribution of our products. These agencies, agents and consultants are key to the development and maintenance of our relationships with our policyholders. Significant competition exists among insurers in attracting and maintaining marketers of demonstrated ability. Some of our competitors may offer better compensation packages or commissions for marketing firms, independent consultants and agents or induce agents to sell their products through a broader product offering, more distribution resources, better brand recognition, more competitive pricing, lower cost structures and greater financial strength or claims paying ratings than we have. We compete with other insurers for marketing agencies, agents and independent consultants primarily on the basis of our compensation, products and support services. Any reduction in our ability to attract and retain effective sales representatives could materially adversely affect our revenues, results of operations and financial condition.

December 31, 2020 | 10-K 21

CITIZENS, INC.

There may be adverse tax, legal or financial consequences if our sales representatives are determined not to be independent consultants.

Our sales representatives are independent consultants who operate their own businesses. Although we believe that we have properly classified our representatives as independent consultants, there is nevertheless a risk that the IRS, a foreign agency, a court or other authority will take the different view that our sales representatives should be classified as employees. The tests governing the determination of whether an individual is considered to be an independent consultant or an employee are typically fact-sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status and misclassification of independent sales representatives are subject to change or interpretation.

If there is a change in the manner in which our independent consultants are classified or an adverse determination with respect to some or all of our independent consultants by a court or governmental agency, we could incur significant costs in complying with such laws and regulations, including in respect of tax withholding, social security payments, government and private pension plan contributions and recordkeeping, or we may be required to modify our business model, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, there is the risk that we may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with applicable federal, state, local or foreign laws.

INSURANCE IS A HIGHLY REGULATED BUSINESS. REGULATIONS VARY FROM JURISDICTION TO JURISDICTION AND MAY CHANGE FROM TIME TO TIME. THESE REGULATIONS AFFECT OUR OPERATIONS AND CHANGES COULD NEGATIVELY IMPACT OUR CASH FLOW, THE RESULTS OF OUR OPERATIONS, OUR LIQUIDITY AND OUR FINANCIAL CONDITIONS.

LEGAL REGULATION AND RISKS

Citizens is a holding company that has minimal operations of its own and depends on the ability of our insurance subsidiaries to make payments to us in sufficient amounts to fund our operations. Our insurance subsidiaries are restricted by applicable laws and regulations in the amounts of payments they may make to us and their ability to transfer funds to us may be impaired by adverse financial results or a change in capital requirements. Accordingly, internal sources of capital and liquidity may not always be sufficient. If we need to seek external capital, adverse market conditions may affect our access to capital or our cost of capital.

As a holding company, our assets consist of the capital stock of our subsidiaries, cash and investments. We rely primarily on statutorily permissible payments from our insurance company subsidiaries, principally through service agreements we have with our subsidiaries, to meet our working capital needs. The ability of our insurance company subsidiaries to make payments to us is subject to regulation by the states and jurisdictions in which they are domiciled, and these payments depend primarily on approved service agreements between us and these subsidiaries and, to a lesser extent, the statutory surplus (which is the excess of assets over liabilities as determined under statutory accounting practices prescribed by an insurance company's state of domicile), future statutory earnings (which are earnings as determined in accordance with statutory accounting practices) and regulatory restrictions.

Except to the extent that we are a creditor with recognized claims against our subsidiaries, claims of our subsidiaries' creditors, including policyholders, have priority with respect to the assets and earnings of the subsidiaries over the claims of creditors (including us) and shareholders. If any of our subsidiaries becomes insolvent, liquidates or otherwise reorganizes, our policyholders will have a priority to receive the assets of such subsidiary and we may have no rights with respect to the liquidation, bankruptcy or winding-up of the subsidiary under applicable laws.

If our financial results are unfavorable, we may need to increase our capital in order to satisfy regulatory requirements. Maintaining appropriate levels of statutory surplus is considered important not only by us but by insurance regulatory authorities in the U.S. and Bermuda. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny or action by regulatory authorities. The need for additional capital may limit a subsidiary's ability to distribute funds to us.

December 31, 2020 | 10-K 22

CITIZENS, INC.

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

Our insurance subsidiaries are subject to minimum capital and surplus requirements, and any failure to meet these requirements could subject us to regulatory action.

Our insurance subsidiaries are subject to minimum capital and surplus requirements in both the U.S. and internationally, as described below. If we fail to meet these standards and requirements, our various regulators may require specified actions to be taken, which could have a material and adverse impact on the Company’s competitiveness, operational flexibility, financial condition, and results of operations.

CICA Ltd. is subject to extensive supervision and regulation by the BMA and the Ministry of Finance of Bermuda (“MOF”). Failure to comply with regulation by the BMA and the MOF may increase our costs of doing business, restrict the conduct of our business and negatively impact our financial position or results of operations.

CICA Ltd. was registered in Bermuda under the Insurance Act as a Class E insurer in February 2018 and is now subject to the provisions of the Insurance Act and the rules and regulations promulgated thereunder. We have limited experience with regulation by the BMA and the MOF, including compliance with common reporting standard regulations imposed by the Organization for Economic Co-Operation and Development, administered by the MOF, the jurisdiction's competent authority. Failure to comply with laws and regulations in Bermuda could subject us to monetary penalties imposed by the BMA and the MOF, increased regulatory supervision, unanticipated costs associated with remedying such failure or other claims, harm to our reputation and interruption of our operations, which may have a material adverse impact on our financial position or results of operations.

Additionally, as discussed in Item 1. Business – International Regulation – Bermuda, due to the Prudential Review, the BMA is requiring Citizens and CICA Ltd. to enter into a “Keepwell Agreement”, which would encumber certain assets of the Company. The Keepwell Agreement will include a specific target solvency level at which the Company would be required to make a capital injection into CICA Ltd. Both the Keepwell Agreement and any capital injection could negatively impact the Company’s capital resources and liquidity.

We and our domestic insurance subsidiaries are subject to extensive governmental regulation in the U.S. which is subject to change and may increase our costs of doing business, restrict the conduct of our business, increase capital requirements for our insurance subsidiaries and negatively impact our results of operations, liquidity and financial condition.

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

December 31, 2020 | 10-K 23

CITIZENS, INC.

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

FINANCIAL REGULATION AND RISKS

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

Our consolidated financial statements are subject to the application of GAAP in the U.S. and Bermuda which are periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB, the BMA and the NAIC. Future accounting standards we adopt, including the FASB’s Accounting Standard Update related to long-duration insurance contracts, will change current accounting and disclosure requirements applicable to our consolidated financial statements. Such changes may have a material effect on our reported results of operations or financial condition. In addition, the required adoption of new accounting standards may result in significant incremental costs associated with initial implementation and ongoing compliance. See Note 1. Summary of Significant Accounting Policies in the notes to our consolidated financial statements contained herein for additional information regarding accounting updates.

December 31, 2020 | 10-K 24

CITIZENS, INC.

Unexpected losses in future reporting periods may require us to record a valuation allowance against our deferred tax assets.

Under U.S. GAAP, we are required to evaluate our deferred tax assets ("DTA") quarterly for recoverability based on available evidence. This process involves management's judgment about assumptions, which are subject to change from period to period due to tax rate changes or variances between our projected operating performance and our actual results. Ultimately, future adjustments to the DTA valuation allowance, if any, will be determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets depends on the existence of sufficient taxable income in either the carry back or carry forward periods under applicable tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we may be required to record a valuation allowance in future reporting periods. Such an adjustment could have a material adverse effect on our results of operation, financial condition and capital position.

APPROXIMATELY 25% OF OUR TOTAL REVENUES FOR THE YEAR ENDED DECEMBER 31, 2020 CONSISTED OF INVESTMENT INCOME. THE INVESTMENT RETURN, OR YIELD, ON INVESTED ASSETS IS AN IMPORTANT ELEMENT OF OUR EARNINGS SINCE INSURANCE PRODUCTS ARE PRICED WITH THE ASSUMPTION THAT PREMIUMS RECEIVED CAN BE INVESTED FOR A PERIOD OF TIME BEFORE BENEFITS ARE PAID. CHANGES IN THE GLOBAL OR U.S. INVESTMENT ENVIRONMENT, OR MARKET DISRUPTIONS THAT AFFECT INTEREST RATES AND INVESTMENT OPPORTUNITIES, AS WELL AS DECLINES IN THE VALUE OF OUR INVESTMENT PORTFOLIO, MAY ADVERSELY AFFECT OUR RESULTS OF OPERATION AND FINANCIAL CONDITION.

Sustained periods of low interest rates in the long-term investment market may adversely affect our reported net investment income and the discount rates used in reserving for our insurance products, which may adversely affect our results of operations or financial condition.

The low interest rate environment continues to limit increases in profit margins for insurers, including us. We have been impacted by the historically low interest rate environment over the past several years as our fixed maturity investment portfolio, primarily invested in callable securities, has generally been reinvested at lower yields, leading to lower net investment income than assumed in the pricing and reserving for our insurance products. An interest or discount rate is used in calculating reserves for our insurance products. We set our reserve discount rate assumptions based on our current and expected future investment yield for assets supporting the reserves, considering current and expected future market conditions. Spread compression and related effects to profitability caused by lower interest rates affect the valuation of in-force business more significantly than the valuation of new business, as new business pricing assumptions reflect the current and anticipated future interest rate environment. Estimates of fair value are inherently uncertain and represent management’s reasonable expectations regarding future developments. If the discount rate assumed in our reserve calculations is higher than our future investment returns, our invested assets will not earn enough investment income to support our future benefit payments. In that case, we may be required to amortize any remaining DAC, record additional liabilities and/or increase our capital contributions to our insurance subsidiaries in the period this occurs, which could have a material adverse effect on our results of operations or financial condition.

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

If interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured, prepaid, been sold, or called at lower yields, reducing our investment margin. We have experienced significant call activity on our fixed maturity portfolio over the years due to the low interest rate environment. Our fixed maturity bond portfolio is exposed to interest rate risk as approximately 50% of the portfolio is callable as of December 31, 2020, with 5% that could be called within the next year. If subject to increased call activity, the Company would have to reinvest the resulting investment portfolio cash proceeds from calls as well as from maturities in lower yielding instruments, further reducing our investment income. Some of our products, principally traditional whole life insurance with annuity riders, expose us to the risk that changes in interest rates will reduce our

December 31, 2020 | 10-K 25

CITIZENS, INC.

"spread," or the difference between the amounts we are required to pay under our contracts to policyholders and the rate of return we are able to earn on our investments intended to support obligations under the contracts. As a key component of profitability, a narrowing of our “spread” may have a material adverse effect on our results of operations or financial condition. Lowering our interest crediting rates can help offset decreases in investment margins on some of our products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields.

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

We are subject to credit risk in our investment portfolio. Defaults by third parties in the payment or performance of their obligations under these securities could reduce our investment income and realized investment gains or result in the recognition of investment losses. The value of our investments may be materially adversely affected by increases in interest rates, downgrades in the bonds included in our portfolio and by other factors that may result in the recognition of credit related allowances. Each of these events may cause us to reduce the carrying value of our investment portfolio.

In particular, at December 31, 2020, fixed maturities represented $1.5 billion or 91.7% of our total investments of $1.6 billion. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows resulting from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our consolidated financial statements, as all of our fixed maturities are classified as available-for-sale, with changes in fair value reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. Although at December 31, 2020, 98.5% of our fixed maturities were investment grade with 62.7% rated A or above, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could be downgraded (with a concurrent decrease in fair value) and, in a worst-case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

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

The decision of whether to record a credit impairment is determined by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability as well as our ability and intent to hold the securities to recovery or maturity. We evaluate our investment portfolio for impairments. There can

December 31, 2020 | 10-K 26

CITIZENS, INC.

be no assurance that we have accurately assessed the level of impairments taken. Additional impairments may need to be taken in the future, and historical trends may not be indicative of future impairments. Any event reducing the value of our securities other than on a temporary basis may have a material adverse effect on our business, results of operations, or financial condition.

FROM TIME TO TIME, WE HAVE EXPANDED OUR BUSINESS BY PURCHASING OTHER INSURANCE COMPANIES OR BLOCKS OF BUSINESS. SUCH ACQUISITIONS SUBJECT US TO POTENTIAL RISKS THAT COULD MATERIALLY NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

We may be required to recognize an impairment on the value of our goodwill, which would increase our expenses and materially adversely affect our results of operations and financial condition.

Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition. Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the "reporting unit" level, which is either an operating segment or a business that is one level below the operating segment. Goodwill is impaired if its carrying value exceeds its implied fair value. This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, changes in interest rates, generation of earnings by a reporting unit at a lower rate than similar businesses, declines in market prices for publicly traded businesses similar to our reporting units or increases in the carrying value of the segment caused by recognition of uncertain tax benefits. If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition. Goodwill in our consolidated financial statements related to our Life Insurance segment was $12.6 million as of December 31, 2020.

Management’s determination of the fair value of each reporting unit incorporates multiple inputs including qualitative and quantitative factors such as discounted cash flow calculations based on assumptions that market participants would make in valuing the reporting unit. Other assumptions can include levels of economic capital, future business growth, and earnings projections and trends.

We may be required to accelerate the costs of insurance acquired, which would increase our expenses and adversely affect our results of operations and financial condition.

When we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies. This intangible asset, called the cost of insurance acquired, or COIA, represents the actuarially estimated present value of future cash flows from the acquired policies. At December 31, 2020, we had $11.5 million of COIA.

We amortize the value of this intangible asset in a manner similar to the amortization of DAC; it is subject to acceleration and generally depends upon anticipated profits from investments, surrender and other policy charges, mortality, morbidity, persistency and maintenance expense margins. If actual experience was not as expected when the policies were acquired, we might be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy. We regularly review the quality of our COIA to determine if it is recoverable from future income. If these costs are not recoverable, the amount that is not recoverable is charged to expenses in the financial period in which we make this determination.

Unfavorable experience with regards to expected expenses, investment returns, surrender and other policy charges, mortality, morbidity, lapses or persistency may cause us to increase the amortization of COIA, or to record a current period expense to increase benefit reserves, any of which could have a material adverse effect on our results of operations and financial condition.

THE COMPANY RELIES ON OUR INFORMATION TECHNOLOGY SYSTEMS, AND THE DATA MAINTAINED WITHIN THOSE SYSTEMS, TO MANAGE MANY ASPECTS OF OUR BUSINESS. CYBERSECURITY RISKS, THE FAILURE OF OUR SYSTEMS TO OPERATE PROPERLY AND/OR THE FAILURE TO MAINTAIN THE CONFIDENTIALITY, INTEGRITY, AND AVAILABILITY OF POLICYHOLDER AND CLAIMS DATA, INCLUDING PERSONAL IDENTIFYING INFORMATION, COULD RESULT IN A MATERIALLY ADVERSE EFFECT ON OUR BUSINESS, REPUTATION, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

December 31, 2020 | 10-K 27

CITIZENS, INC.

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

We store confidential information about our business and our policyholders, independent marketing firms, and independent agents, consultants and others on our information technology systems, including proprietary and personally identifiable information. As part of our normal business operations, we use this information and engage third-party providers, including outsourcing, cloud computing, and other business partners, that store, access, process, and transmit such information on our behalf. We devote significant resources and employ security measures to help protect our information technology systems and confidential information, and we have programs in place to detect, contain, and respond to information security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we and our third-party providers may be unable to anticipate these techniques or implement adequate preventative measures. In addition, hardware, software, or applications we develop or procure from third parties or through open source solutions may contain defects in design or manufacture or other problems that could unexpectedly compromise our information security. Unauthorized parties, whether within or outside our company, may disrupt or gain access to our systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, or other cyber attacks, computer viruses, malicious codes, and similar means of unauthorized and destructive tampering.

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

December 31, 2020 | 10-K 28

CITIZENS, INC.

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

RISKS RELATED TO OUR HOLDING SECURITIES

If our foreign policyholders reduced or ceased participation in our CISIP or if a foreign securities regulatory authority were to deem the CISIP's operation contrary to such country's securities laws, the volume of Class A common stock purchased on the open market through the CISIP, and the price of our Class A common stock, could fall.

A significant portion of our Class A common stock has been purchased under the CISIP by foreign holders of life insurance policies (or related brokers). The CISIP is registered with the SEC pursuant to a registration statement under the Securities Act of 1933, but is not registered under the laws of any foreign jurisdiction. If a foreign securities regulatory authority were to determine the offer and sale of our Class A common stock under the CISIP was not allowed under applicable laws and regulations of its jurisdiction, such authority may issue or assert a fine, penalty or cease and desist order against our offer and sale of Class A common stock in that foreign jurisdiction. There is a risk our Class A common stock price could be negatively impacted by a decrease in participation in the CISIP. If fewer policyholders are eligible to or elect to participate in the CISIP, the trading volume of our Class A common stock may decline from its present levels, the demand for our Class A common stock could be negatively impacted and the price of our Class A common stock could fall.

Our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, as well as applicable insurance laws in the jurisdictions where our insurance subsidiaries are domiciled, may discourage takeovers and business combinations that our shareholders might consider to be in their best interests.

Our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, as well as insurance laws in the jurisdictions in which our insurance subsidiaries are domiciled, may delay, deter, render more difficult or prevent a takeover attempt or a change in control that our shareholders might consider in their best interests. As a result, our shareholders may be prevented from receiving the benefit from any premium to the market price of our Class A common stock that may be offered by a bidder in a takeover context or the Company may not be able to reissue the Class B common stock in order to provide capital to the Company.

December 31, 2020 | 10-K 29

CITIZENS, INC.

The following provisions in our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws make it difficult for our Class A shareholders to replace or remove our directors and have other anti-takeover effects that may delay, deter or prevent a takeover attempt:

•holders of shares of our Class B common stock elect a simple majority of our Board, and
•our Board may issue one or more series of preferred stock without the approval of our shareholders.

Insurance laws generally require prior approval of a change in control of an insurance company. Generally, such laws provide that control over an insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the insurer. In considering an application to acquire control of an insurer, an insurance commissioner generally will consider such factors as the experience, competence and financial strength of the proposed acquirer, the integrity of the proposed acquirer's board of directors and executive officers, the proposed acquirer's plans for the management and operation of the insurer, and any anti-competitive results that may arise from the acquisition. These insurance requirements may delay, deter or prevent our ability to complete an acquisition or sell the Class B common stock in order to raise capital.

GENERAL RISK FACTORS

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

December 31, 2020 | 10-K 30

CITIZENS, INC.

Events that damage our reputation may adversely affect our business, results of operations, or financial condition.

There are many events which may harm our reputation, including, but not limited to, those discussed in this Item 1A regarding regulatory investigations, legal proceedings, cyber or other information security incidents and disputes with our independent agents and consultants.

In addition, as an insurance company, we are paid to accept certain risks. Those who conduct our business, including executive officers and members of management, and to some extent, independent agents and consultants, do so in part by making decisions that involve exposing us to risk. These include decisions such as maintaining effective underwriting and pricing discipline, maintaining effective claim management and customer service performance, managing our investment portfolio, delivering effective technology solutions, complying with established sales practices, executing our capital management strategy, exiting a line of business and/or pursuing strategic growth initiatives, and other decisions. Although we have a risk management framework and employ controls and procedures designed to monitor business decisions and prevent us from taking excessive risks or unintentionally failing to comply with internal policies and practices such that errors occur, there can be no assurance that these controls and procedures will be effective. If our employees and independent agents and consultants take excessive risks and/or fail to comply with internal policies and practices, the impact of those events may damage our market position and reputation.

Depending on the severity of the damage to our reputation, we may be unable to effectively compete for new products or retain our existing business, which could adversely affect our results of operations or financial condition. Damage to our reputation may also hinder our ability to raise new capital and/or increase our cost of capital.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

We lease our principal office at the Domain in Austin, Texas to service all business entities and operations. We lease space for our office in Bermuda related to CICA Ltd. and in Louisiana, Arkansas and Mississippi related to our Home Service Insurance operations. We also own properties in Louisiana related to our Home Service Insurance operations and in Buchanan Dam, Texas used for our general business operations.

Item 3.   LEGAL PROCEEDINGS

The following are material pending legal proceedings in which we or any of our subsidiaries is a party or in which any of our or their property is the subject.

Trade Secret Suit filed by the Company against Former Executives, Citizens American Life, LLC and Citizens American Life, Inc. (collectively, “CALI”) and First Trinity.

As previously disclosed, on November 7, 2018, Citizens, CICA Ltd. and CICA filed a lawsuit in the District Court of Travis County, Texas (the “District Court”) against (i) Randall Riley (“Riley”), a former Citizens executive and son of Citizens’ founder Harold E. Riley, (ii) CALI, copycat companies formed by Riley and (iii) Alexis Enrique Delgado, Carlos Nalsen Landa, Enrique Pinzon Ruiz, Johan Emilio Mikuski Silva and Esperanza Peralta de Delgado (collectively, the “Los Raudales Defendants,” and together with Riley and CALI, collectively the “Defendants”), former independent consultants of Citizens, for unfair competition, misappropriation of Citizens’ trade secrets, tortious interference with Citizens’ existing contracts with its independent consultants and, with respect to the Los Raudales Defendants, breach of their independent consultant contracts with Citizens. The lawsuit sought (i) a declaration that Citizens had grounds to terminate the Los Raudales Defendants for cause under their independent consultant contracts with Citizens and that the Los Raudales Defendants are not entitled to future commissions under such contracts, (ii) injunctive relief, (iii) damages and (iv) attorneys’ fees and costs. Among other things, the suit alleges that Riley formed CALI and misappropriated trade secrets during the time he was employed by Citizens, in violation of his contractual and other duties to Citizens, and that the Los Raudales defendants breached their

December 31, 2020 | 10-K 31

CITIZENS, INC.

independent consultant contracts with Citizens by inducing or attempting to induce other independent consultants to terminate or reduce service to Citizens and disclosing confidential information.

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

On September 10, 2019, Citizens, CICA Ltd. and CICA filed an amended complaint and added additional defendants to the lawsuit, including (i) Michael P. Buchweitz, Jonathan M. Pollio, Jeffrey J. Wood and Steven A. Rekedal, former Citizens executives and employees and, in the case of Steven A. Rekedal, a former Citizens independent consultant, (ii) First Trinity Financial Corporation, and Trinity American, Inc. (collectively, “First Trinity”) and International Marketing Group S.A., LLC, entities that have founded a business on the exploitation of Citizens’ trade secrets and goodwill, and (iii) Gregg E. Zahn, a First Trinity executive. The amended complaint asserted additional claims for breach of contract, conspiracy and unjust enrichment. The lawsuit is currently in discovery and, depending on the District Court's scheduling in light of the COVID-19 pandemic, is expected to proceed to trial in the second quarter of 2021.

Colorado Litigation filed by the Foundation against the Company and the Board.

On September 2, 2020, the Company and its eight directors, Christopher W. Clause, J.D. Davis, Jr., Gerald W. Shields, Frank A. Keating II, Terry S. Maness, E. Dean Gage, Robert B. Sloan, Jr. and Constance K. Weaver, were named as defendants in a lawsuit (the “Colorado Litigation”) filed by the Foundation, which at the time was the sole holder of the Class B common stock of the Company, in the District Court of Arapahoe County of Colorado (the “Colorado Court”). The Foundation’s complaint requested: (i) a declaration by the Colorado Court that the Action by Written Consent of the Foundation (the “Written Consent”) to add director nominees to the Company’s board of directors ("Board"), which was delivered on August 13, 2020, was valid and enforceable; (ii) a declaration by the Colorado Court that the actions of the Board taken after the receipt of the Written Consent, including expanding the size of the Board and amending the Third Amended and Restated Bylaws of the Company, was void and unenforceable; and (iii) immediate injunctive relief against the Board from taking certain actions outside the ordinary course of business. Additionally, the Foundation’s complaint requested: (i) the Company and the Board to indemnify the Foundation and its director nominees for any expenses incurred related to lawsuit; (ii) the existing Board members to reimburse the Company for any (A) Board fees received on or since August 13, 2020 and (B) reimbursements received for acquiring legal representation relating to the litigation; and (iii) the Colorado Court award the Foundation all fees and expenses incurred in pursuit of the litigation, including attorney fees.

The Board believed the dispute between the parties was essentially whether the Foundation could unilaterally appoint members to the Board without regard to the process mandated in the Corporate Governance Guidelines of the Company, namely that the Board’s Nominating and Corporate Governance Committee (the "Committee") is responsible for identifying, recruiting, interviewing, vetting and recommending potential director candidates and evaluating their qualifications, independence, potential conflicts of interest and other important considerations. The Board believed the Foundation had to first engage the Committee and provide the Committee with a chance to assess the candidates’ qualifications in accordance with the criteria adopted by the Committee.

On September 28, 2020, the Colorado Court entered a mutually agreed Status Quo Stipulation (the “Stipulation”). Pursuant to the Stipulation, the Board and its committees agreed not to direct or, to their knowledge after reasonable investigation, permit anyone on their or the Company’s behalf to take any significant action that is outside the ordinary course of business without the consent of the Foundation (each, a “Material Action”) until the Colorado Court made a determination on the merits or otherwise ruled on the Foundation’s motion for a preliminary injunction, if filed, whichever came first (the “Expiration Date”). Material Actions were outlined in the Stipulation and included, among other things: (i) creating or disbanding any committee of the Board or changing the composition of any such committee; (ii) forming any subsidiary or entering into any partnership or joint venture; (iii) issuing any equity securities of the Company or any of its subsidiaries, other than as required pursuant to the Company’s Stock Investment Plan and pursuant to the vesting, settlement or exercise of equity-linked awards outstanding as of September 2, 2020; (iv) acquiring, encumbering, pledging, disposing of or otherwise transferring any assets,

December 31, 2020 | 10-K 32

CITIZENS, INC.

properties or rights of the Company or its controlled affiliates with a value in excess of ten percent of total assets in each case or twenty percent of assets in the aggregate (excluding any assets of the Company’s insurance subsidiaries backing reserves); (v) entering into any agreements involving a material change in the business operations of the Company; (vi) granting, providing or accelerating compensation payments or arrangements to any current or former employee, director, officer or other service provider, subject to certain exceptions; (vii) incurring, assuming, guaranteeing or otherwise becoming responsible for any debt in excess of ten percent of total liabilities (excluding contingent liabilities owed to any policyholders of insurance subsidiaries of the Company); (viii) authorizing, declaring or issuing any dividends or “poison pill” rights to the Company’s stockholders, officers, or directors; (ix) amending, modifying or repealing Board committee charters or the Company’s core governing documents; and (x) entering into any transactions involving a change in control of the Company.

On December 7, 2020, the Company filed counterclaims and third-party claims in the Colorado Litigation against the Foundation and two of its officers / trustees, Charles W. Hott and Michael C. Hughes, alleging that Mr. Hughes and Mr. Hott, as trustees or officers of the Foundation, among other things: (i) defrauded state insurance regulators in order to seize control of the Company, (ii) breached their fiduciary duties to all of the Company’s shareholders, and (iii) violated the Colorado Consumer Protection Act (collectively, the “Counterclaims”).

On February 6, 2021, Baylor University and Southwestern Theological Seminary, as the two sole charitable beneficiaries of the Foundation (the “Foundation Beneficiaries”), resolved their litigation with the Foundation in which they alleged that the Foundation trustees, including Mr. Hughes and Mr. Hott, breached their fiduciary duties to the Foundation and misused Foundation monies for personal benefit, including the filing of the Colorado Litigation (see below, “Texas Third-Party Litigation filed by the Foundation’s Beneficiaries against the Foundation”). As a result of their settlement, Mr. Hughes and Mr. Hott were removed as trustees from the Foundation. The Foundation Beneficiaries, upon regaining control of the Foundation, entered into a Mutual Agreement for Compromise, Settlement and Release with the Company, its individual directors and the Foundation (the “Foundation Settlement Agreement”) to resolve the Colorado Litigation.

The Foundation Settlement Agreement, among other things, provided for the following terms:

•The Company, its directors and the Foundation dismissed, all claims at issue in the Colorado Litigation and the parties mutually released each other for conduct prior to February 5, 2021;
•The Company agreed to: (a) restore its Board to its form as of August 12, 2020 consisting of a nine-seat Board comprised of four directors appointed by the Company's Class A common stockholders (Christopher W. Claus, J.D. Davis, Jr., Gerald W. Shields, and Frank A. Keating II), four directors appointed by the Company's Class B common stockholders (E. Dean Gage, Robert B. Sloan, Terry S. Maness, and Constance K. Weaver (the "Class B directors:)), and one vacancy eligible to be filled by the holders of Class B common stock; and (b) restore the Company’s Amended and Restated Bylaws to the form in which they existed on August 12, 2020;
•The Foundation was obligated to cooperate with the Company in such restoration of the Board and take all steps necessary or requested by the Company, including withdrawal of the Foundation Nominees who were previously submitted to the Company’s Nominating and Corporate Governance Committee for review and consideration and approval of the restoration of the four Class B directors named above;
•While in possession of the Class B Shares, the Foundation was obligated to comply with certain director qualification standards and a nomination process when nominating individuals to serve on the Board, including: (a) not permitting the Foundation’s trustees or officers to serve as directors, officers, employees or agents of the Company; (b) engaging with the Company’s Nominating and Corporate Governance Committee when developing a Class B director slate or filling vacancies in the Class B directorship and (c) communicating and coordinating with the Committee in developing a slate of Class B directors; and
•The Foundation would sell, and the Company would purchase, 100% of the Company’s Class B Shares from the Foundation.

On February 5, 2021, the Company also entered into a Mutual Agreement for Compromise, Settlement and Release with Michael C. Hughes, Charles W. Hott and David A. Boto as officers or trustees of the Foundation (the “Hughes-Hott-Boto Settlement Agreement”). The Hughes-Hott-Boto Settlement Agreement settled all controversies between the parties thereto, including dismissal of the Counterclaims.

December 31, 2020 | 10-K 33

CITIZENS, INC.

Texas Third-Party Litigation filed by the Foundation’s Beneficiaries against the Foundation.

As previously disclosed, on September 8, 2020, the Foundation Beneficiaries filed a lawsuit in the 67th District Court of Tarrant County, Texas (the “Texas Court”) against the Foundation and its CEO/President, Michael C. Hughes alleging that the Foundation trustees, including Mr. Hughes and Mr. Hott, breached their fiduciary duties to the Foundation and misused Foundation monies for personal benefit, including filing the Colorado Litigation against the Company and its Board, in an attempt to seat themselves on the Company’s board. In December 2020, the Texas Attorney General intervened in the Texas Third-Party Litigation on behalf of the Foundation Beneficiaries. On February 6, 2021, the parties to the Texas Third-Party Litigation entered into a settlement agreement to, among other things, dismiss the Texas Third-Party Litigation, cause the resignation of Mr. Hughes, Mr. Hott and Mr. Boto as trustees of the Foundation, and allow the Foundation Beneficiaries to appoint their own trustees to control the Foundation. Neither the Company nor any member of the Board was a party to the Texas Third-Party Litigation.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

December 31, 2020 | 10-K 34

CITIZENS, INC.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol CIA. All of our Class B common stock is owned by the Harold E. Riley Foundation and is not listed on an exchange; therefore, there is no public trading market for our Class B common stock.

The number of stockholders of record as of March 5, 2021 was as follows:

•Class A Common Stock -     49,559,040
•Class B Common Stock -     1,001,714

We have never paid cash dividends on our Class A or B common stock and do not expect to pay cash dividends in the foreseeable future, as it is our policy to retain earnings for use in the operation and expansion of our business.

We did not purchase any of our equity securities during 2018, 2019 or 2020.

December 31, 2020 | 10-K 35

CITIZENS, INC.

PERFORMANCE COMPARISON

The following graph compares the change in the Company’s cumulative total stockholder return on its Class A common stock over a five-year period.  The following graph assumes a $100 investment on December 31, 2015, and reinvestment of all dividends in each of the Company’s common stock, the NYSE Composite and the NASDAQ Insurance Index. Note that historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
$175
$150
$125
$100
$75
$50
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
Citizens, Inc.
NYSE Composite
NASDAQ Insurance

	2015	2016	2017	2018	2019	2020
Citizens, Inc.	$100.00	132.17	98.92	101.21	90.85	77.12
NYSE Composite	$100.00	111.94	132.90	121.01	151.87	162.49
NASDAQ Insurance	$100.00	120.29	135.28	122.28	159.58	165.14

Item 6.   SELECTED FINANCIAL DATA

Intentionally omitted.

December 31, 2020 | 10-K 36

CITIZENS, INC.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

OVERVIEW

For over 45 years, we have been meeting the needs of our policyholders and their families by providing insurance products that provide both living and death benefits. Citizens conducts operations through its insurance subsidiaries, who provide benefits to residents in 31 U.S. states and more than 75 different countries. We specialize in offering primarily ordinary whole life insurance, endowment products and final expense insurance in niche markets where we believe we can achieve competitive advantages.

Beginning in 2017, we endeavored to transform Citizens, setting the course for a sustainable future. We took clear and decisive actions to improve internal controls, remediate weaknesses in our financial and operational structures and redefine our culture. We assessed the strength of our people, products and operations. Based on clearly defined values and priorities, we made the hard decisions to recruit new talent, exit unprofitable or undesirable markets, realign our distributors and improve the profitability of our product offerings.

As an insurance provider, we collect premiums on an ongoing basis from our policyholders and invest the majority of the premiums to pay future benefits, including claims and surrenders and policyholder dividends. Accordingly, the Company derives its revenues principally from: (1) life insurance premiums earned for insurance coverages provided to insureds in our two operating segments – Life Insurance and Home Services Insurance; and (2) net investment income. In addition to paying and reserving for insurance benefits that we pay to our policyholders, our expenses consist primarily of the costs of selling our insurance products (e.g., commissions, underwriting, marketing expenses), operating expenses and income taxes.

2020 Highlights

2020 was a challenging year. As the COVID-19 pandemic spread across the world and changed behavior and economic patterns, as described in Part I, Item 1. Business under “Strategic Initiatives”, we focused on pivoting our business to a more virtual model while executing on our growth initiatives that build on our expertise. We did this while navigating through significant internal and external disruptions, uncertainties and challenges including a change in control, the resignation of our former chief executive officer and appointment of an interim chief executive officer, litigation in Colorado brought by the Foundation, as our former controlling shareholder, against the Company and our Board of Directors following the change in control, and the global pandemic. These topics are discussed in more detail under Part I. Item 1. Business and Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K.

During 2020, we reported a net loss of $11.0 million, compared to a net loss of $1.4 million in 2019. The increase in net loss in 2020 was primarily driven by $10.0 million of general expenses related to executive severance costs and professional fees incurred in connection with the change in control of the Company. Expenses related to the change in control in 2020 include (i) a severance payment of $8.8 million to a Rabbi Trust for the benefit of our former Chief Executive Officer, Geoffrey Kolander, following his resignation pursuant to the terms of his employment agreement and the Chief Executive Officer Separation of Service and Consulting Agreement dated July 29, 2020 (the “Separation and Consulting Agreement”), and (ii) $1.2 million of expenses related to the accelerated vesting of Mr. Kolander’s Restricted Stock Units following his resignation upon the change in control pursuant to his employment agreement and Separation and Consulting Agreement. Legal fees related to the litigation brought by the Foundation against the Company and its Board of Directors in Colorado also contributed to increased general expenses during 2020.

December 31, 2020 | 10-K 37

CITIZENS, INC.

While our first-year premiums in the fourth quarter of 2020 in our Life Insurance segment were 75% higher than first year premiums in the third quarter of 2020 and 15% higher than first year premiums in the fourth quarter of 2019, premiums decreased by $9.0 million during 2020 as compared to 2019. We believe that our overall sales in the Life Insurance segment for 2020 were negatively impacted by the COVID-19 pandemic. First year premiums in our Home Service Insurance segment were also negatively impacted by the COVID-19 pandemic as we stopped our door-to-door selling for two months while we pivoted to more virtual selling methods. Our renewal premiums in the Life Insurance segment were negatively impacted by higher levels of surrenders, which we believe was due to not only an aging block of business (i.e., maturities and surrenders of products where the surrender charges are close to expiring or have expired) and our decision to cease issuing new policies in Brazil in 2017 (where we see many policies lapsing), but also by economic circumstances in Latin America.

At December 31, 2020, we had $1.8 billion in total assets, an increase from $1.7 billion at December 31, 2019, and we had $34.1 million in cash. We did not have any debt at December 31, 2020.

Revenue Highlights

As discussed above, insurance premiums and investment income are our primary sources of revenue.
•Insurance premiums declined 4.9% in 2020 compared to 2019, totaling $175.3 million and $184.3 million, respectively, driven by lower first year and renewal premiums in our Life Insurance segment.
•Net investment income increased 1.1% in 2020 compared to 2019, totaling $60.2 million and $59.5 million, respectively, driven by a growing asset base derived from cash flows from our insurance operations, which was partially offset by higher investment expenses from diversification of our investment portfolio into private equity investments. The average yield on our consolidated investment portfolio was 4.24% (annualized rate) for 2020 compared to 4.36% (annualized rate) for 2019, a decline of twelve basis points, as we faced a challenging investment environment for fixed maturity securities in 2020.
•Lower realized investment gains in 2020 were primarily a function of a recorded net gain in 2019 of $2.4 million net of real estate sales and impairment losses and $2.0 million of realized gains in 2019 related to tender offers for fixed maturity securities.

Benefits and Expenses Highlights

The primary use of our funds is payment of insurance benefits. Total insurance benefits paid or provided in 2020 increased by 1.3%, from $154.6 million in 2019, to $156.7 million in 2020. This expense consists primarily of the following:
•Claims and surrender benefits, which increased 13.4% in 2020 compared to 2019. This increase was primarily due to an increase in surrender benefits and matured endowments in the Life Insurance segment, due primarily to the aging block of business and other economic circumstances.
•Increase in future policy benefit reserves, which decreased 28.3% in 2020 compared to 2019. Future policy benefit reserves decreased due to the lower in force block of business.

The other primary use of funds are the costs of selling our insurance products (e.g., commissions, underwriting, marketing expenses) and general expenses. These costs increased in 2020 primarily due to an increase in general expenses, which rose 10.8% in 2020 compared to 2019, driven by the change in control and executive severance expenses as described above. Our general expenses in 2020 benefited from a $2.2 million reduction in our 7702 tax compliance best estimate liability from the estimate at year end 2019. The increase in general expenses was also offset by a reduction in costs directly related to the selling of our insurance products, including commissions and capitalization of deferred policy acquisition costs, which decreased in 2020 compared to 2019, as they are directly related to premium production, and primarily first year premium production, which declined in 2020.

ECONOMIC AND INSURANCE INDUSTRY DEVELOPMENTS

While it is difficult to quantify the full impact that the COVID-19 pandemic has had on our business and industry in 2020, as we have previously disclosed, our results of operations for the year ended December 31, 2020 were negatively impacted by the COVID-19 pandemic in the U.S. and other countries where we do business. The

December 31, 2020 | 10-K 38

CITIZENS, INC.

COVID-19 pandemic primarily negatively impacted our product sales (and thus first year premium revenue), and our claims and surrender benefits. We describe throughout this discussion in more detail areas of our results in which we believe our business may have been impacted by the COVID-19 pandemic. As described above, we have implemented operational changes and sales practices to mitigate the impact of the COVID-19 pandemic on our business. Because the COVID-19 pandemic continues to cause quarantines, “stay-at-home” orders and similar mandates for many individuals and businesses requiring them to substantially restrict daily activities and to curtail or cease normal operations globally where we do business, and because of slower-than-expected implementation of COVID-19 vaccines and treatment therapies, we continue to foresee some adverse impact to near-term sales activity and premiums, especially in Latin America, as well as potential continued impact to claims, policy benefits, invested assets and regulatory capital. We continue to closely monitor developments related to the COVID-19 pandemic to assess its impact on our future results and business. For an additional discussion of the potential impacts on our business from the COVID-19 pandemic, see Part I, Item 1A – Risk Factors, in this Annual Report on Form 10-K.

Additionally, we continue to be impacted by the following significant economic issues and other developments impacting our business and industry, including the following:

•Sustained Low Interest Rate Environment. Market interest rates are a key driver of our results. Persistent low interest rates are identified as a major threat for life insurance companies, given their rate-sensitive products and investments. The sustained low interest rate environment continues to limit increases in profit margins for life insurers by:
◦Reducing the spread between guaranteed interest rates credited to policyholders and interest earned on supporting assets;
◦Causing us to reinvest proceeds in lower yielding assets as our fixed maturity investment portfolio, which is primarily invested in callable securities, are called and must be reinvested;
◦Potentially requiring us to increase our reserves or trigger loss recognition events related to policy liabilities, accelerate amortization of DAC and COIA, and potentially impair intangible assets;
◦Making our products less attractive (due to lower credited interest rates), resulting in lower sales; or
◦Changing policyholder behavior, including increasing surrender or withdrawal activity.
Although our investment strategy has not changed, the Company has attempted to mitigate the risk of the low interest rate environment by making new investments in securities of states, municipalities, essential services and corporate issuers as well as identifying investment opportunities in other asset classes such as private equity to increase our yields while maintaining a prudent risk profile for our overall portfolio.
•Aging population. According to data from the United Nations, "World Population Prospects: the 2019 Revision", virtually every country in the world is experiencing growth in the number and proportion of older persons in their population. As an increasing percentage of the world population reaches retirement age, we believe there will be a greater need for age-related products and we will benefit from increased demand for living benefit products rather than death benefit products, as customers will require cash accumulation to pay expenses to meet their lifetime income needs.  Our ordinary life products are designed to accumulate cash values to provide for living expenses in a policy owner's later years, while continuously providing a death benefit. However, as the population reaches retirement age, policyholders may decide to use their accumulated cash value for cash needed in retirement, thus increasing surrenders of long-term products.
•Availability of Reinsurance. Reinsurance market dynamics including increased pricing, years of accumulating catastrophic losses, investment market losses and the significant losses expected from the fallout of the COVID-19 pandemic have led to a decline in the availability of reinsurance, tighter terms (such as, for example, pandemic exclusions) and/or increased reinsurance prices. While we currently cede a limited amount of our primary insurance business to reinsurers, we may find it difficult to obtain reinsurance in the future, forcing us to seek reinsurers who are more expensive to us.  If we cannot obtain affordable reinsurance coverage, either our net exposures will increase or we will have to reduce our underwriting commitments.

December 31, 2020 | 10-K 39

CITIZENS, INC.

•Technology Adoption. Innovation and digital development strategies continue to evolve and impact all industries, including the insurance industry. The COVID-19 pandemic has forced companies to virtualize their operations, almost overnight. It is critical that we embrace these changes for the benefit of our policyholders, agents, employees and stockholders.
•Global Operations. While our management has extensive experience in writing life insurance policies for foreign residents, changes to foreign laws and regulations and their related application and increased enforcement efforts by foreign governments, along with currency controls affecting our foreign resident insureds, could adversely impact our revenues, results of operations and financial condition.

Our Operating Segments

Life Insurance. For over 45 years, CICA Life Insurance Company of America ("CICA") and its predecessors have issued U.S. dollar-denominated ordinary whole life insurance and endowment policies to non-U.S. residents. We completed a novation of all of the international policies issued by CICA to CICA Life Ltd. ("CICA Ltd."), our Bermuda-based insurer, effective July 1, 2018. We distribute our international insurance products through independent marketing organizations and their agents located in the countries in which our policyholders reside.

Endowment product sales are the primary driver of sales in this segment. The twenty-year endowment is our top selling product, followed by an endowment product that matures at age sixty-five.

Through the domestic market of our Life Insurance segment, we collect renewal premiums on ordinary whole life, credit life insurance, and final expense policies issued to middle- and lower-income families and individuals in certain markets in the Mountain West, Midwest and Southern U.S. As we discussed in Item 1. Business - Strategic Initiatives, we will introduce, beginning in Florida, our domestic products and distribution in early 2021. The majority of our current domestic revenues are generated by the policies of domestic life insurance companies we have acquired since 1987.

Home Service Insurance. We provide final expense ordinary and industrial life insurance to middle- and lower-income individuals in Louisiana, Mississippi and Arkansas. Our policies in this segment are sold and serviced through a home service marketing distribution system utilizing independent agents who work on a route system to collect premiums and service policyholders, and through networks of funeral homes that collect premiums and provide personal policyholder service. To a much lesser extent, our Home Service Insurance segment also sells limited liability named-peril property policies covering dwellings and content.

December 31, 2020 | 10-K 40

CITIZENS, INC.

CONSOLIDATED RESULTS OF OPERATIONS

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

Our insurance operations are the primary focus of the Company, as those operations generate most of our income.  The total dollar amount of insurance issued, number of policies issued, and average face amounts of policies issued in 2020 and 2019 are shown below.

Years Ended December 31,		2020		2019
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life Insurance	$219,902,799	3,419	$64,318	$233,503,780	3,456	$67,565
Home Service Insurance	134,270,147	24,920	5,388	158,758,921	22,148	7,168
Total	$354,172,946	28,339		$392,262,701	25,604

We issued $354.2 million in insurance face amounts in 2020 as compared to $392.3 million in 2019. As discussed above, our first-year sales were impacted by the COVID-19 pandemic. We issued 28,339 new policies in 2020, as compared to 25,604 new policies in 2019. The increase was driven by policies issued by our Home Service Insurance segment, which have a significantly lower face value than policies issued in our Life Insurance segment.

The number of policies issued in the Life Insurance segment decreased 1.1% in 2020 compared to 2019. While the total number of new business applications for our Life Insurance segment decreased during 2020 compared to 2019, the number of applications progressively increased during the second half of the year. In the third quarter, new policies issued increased 53% from the second quarter while fourth quarter policies issued increased 36% from the third quarter. The increase in applications was primarily due to enhancements to our business operations and sales practices to account for the impact of the COVID-19 pandemic, including sales promotions and campaigns, focused training on virtual selling and strategically prioritizing selling lower face amount policies, which typically have less stringent underwriting requirements and, in some cases, may not require the completion of medical tests, as many of our markets remain in lockdown due to the COVID-19 pandemic. Although applications increased during the third and fourth quarters, due to these enhancements, average policy face amount declined by 4.8% and the amount of insurance issued declined by 5.8% during 2020 compared to 2019 for the Life Insurance segment.

The number of policies issued in the Home Service Insurance segment increased 12.5% in 2020 compared to 2019. The increase in new business applications in our Home Service segment was driven primarily by the introduction of a new sales campaign targeted at existing policyholders in the third quarter that emphasized higher volume selling at lower average face amounts. In doing so, we focused on sales of additional benefits for our existing policyholders, which have lower face values, thus leading to a 24.8% decline in average policy face values and a 15.4% decline in amount of insurance issued as compared to 2019. Despite the increase in policies issued in 2020, our Home Service Insurance segment continued to be negatively impacted by the COVID-19 pandemic. We had temporary office closures in Louisiana during the second and third quarters due to the COVID-19 pandemic and Hurricane Laura, and we also curtailed the sales of certain product offerings that require extensive person-to-person sales interaction due to the COVID-19 pandemic.

December 31, 2020 | 10-K 41

CITIZENS, INC.

REVENUES

Revenues are primarily generated from insurance premium revenues and investment income on invested assets.

Years ended December 31, (In thousands)	2020	2019	2018
Revenues:
Premiums:
Life insurance	$170,328	178,351	181,825
Accident and health insurance	1,019	1,383	1,218
Property insurance	3,982	4,613	4,817
Net investment income	60,197	59,531	54,205
Realized investment gains	1,502	5,249	108
Other income	1,828	1,418	1,833
Total revenues	$238,856	250,545	244,006

Premium Income.  Premium income derived from life, accident and health, and property insurance sales decreased 4.9% during 2020 compared to 2019.  The decrease in 2020 was driven primarily by a decline in renewal and first year premiums in our Life insurance segment as discussed in "2020 Highlights".

Years ended December 31, (In thousands)	2020	2019	2018
Premiums:
First year	$15,972	17,508	17,639
Renewal	159,357	166,839	170,221
Total premiums	$175,329	184,347	187,860

As discussed in “2020 Highlights”, we believe that our consolidated first year premium revenue was negatively impacted by the COVID-19 pandemic. The decrease in renewal premiums in our Life Insurance segment resulted from a decline in our in force business in this segment over the past few years, which is due in part to changes we made to our products and distribution. Renewal premiums in our Home Services segment were strong but were negatively impacted by catastrophic reinsurance premiums paid in the second half of 2020, as described below.

Net Investment Income.  Net investment income increased 1.1% to $60.2 million in 2020 compared to $59.5 million in 2019 driven by a growing asset base derived from cash flows from our insurance operations. The annualized yield decreased by twelve basis points in 2020 compared to 2019 as we continue to face a challenging investment environment for fixed maturity assets, which account for the majority of our investment portfolio.

Net investment income performance is summarized as follows.

Years ended December 31, (In thousands, except for %)	2020	2019	2018
Net investment income	$60,197	59,531	54,205
Average invested assets, at amortized cost	1,420,129	1,365,036	1,300,755
Yield on average invested assets	4.24%	4.36%	4.17%

The sustained low interest rate environment of the past several years has required us to reinvest a portion of our portfolio at lower interest rates, which led to a lower portfolio yield in 2020. As part of the ongoing process of managing our portfolio and optimizing performance, we are continuing to identify and invest in new asset classes, including private equity.

December 31, 2020 | 10-K 42

CITIZENS, INC.

Investment income from fixed maturity securities accounted for approximately 87.6% of total investment income for the year ended December 31, 2020 and 87.8% for 2019.

Years ended December 31, (In thousands)	2020	2019	2018
Gross investment income:
Fixed maturity securities	$54,653	53,860	49,126
Equity securities	816	662	722
Policy loans	6,605	6,451	6,210
Long-term investments	238	13	15
Other	97	374	409
Total investment income	62,409	61,360	56,482
Less investment expenses	(2,212)	(1,829)	(2,277)
Net investment income	$60,197	59,531	54,205

Investment income from fixed maturity securities increased 1.5% in 2020 compared to 2019. We have strategically increased our exposure to both private and public equity this year to improve our overall investment performance, endeavoring to increase our portfolio yields in a prudent manner. In addition, the increase in the policy loans asset balance, which represents policyholders utilizing their accumulated policy cash value to pay for premiums, contributed to the increase in investment income for 2020.

Realized Gains (Losses) on Investments.  Realized investment gains and losses are as follows:

Years ended December 31, (In thousands)	2020	2019	2018
Realized investment gains (losses):
Sales, calls and maturities:
Fixed maturity securities	$(112)	1,927	1,792
Real estate	—	5,513	—
Property and equipment	9	(48)	(80)
Other long-term investments	9	—	—
Realized investment gains (losses)	(94)	7,392	1,712
Change in fair value of equity securities	1,596	962	(828)
Other-than-temporary impairments ("OTTI"):
Fixed maturity securities	—	—	(776)
Real estate held for sale	—	(3,105)	—
Realized losses on OTTI	—	(3,105)	(776)
Net realized investment gains	$1,502	5,249	108

In 2020, we recorded realized gains of $1.6 million primarily related to fair value changes in a preferred stock exchange traded fund investment owned at December 31, 2020. In 2019, we recognized a gain of $1.9 million related to the redemption of two fixed maturity securities. We also recorded a net realized gain of $2.4 million from Citizens-owned real estate transactions in 2019.

December 31, 2020 | 10-K 43

CITIZENS, INC.

BENEFITS AND EXPENSES

Years ended December 31, (In thousands)	2020	2019	2018
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$121,145	106,827	91,103
Increase in future policy benefit reserves	29,923	41,712	47,947
Policyholders' dividends	5,587	6,040	6,362
Total insurance benefits paid or provided	156,655	154,579	145,412
Commissions	32,069	34,222	34,962
Other general expenses	53,669	48,440	47,632
Capitalization of deferred policy acquisition costs	(20,475)	(22,255)	(22,695)
Amortization of deferred policy acquisition costs	27,439	28,268	34,235
Amortization of cost of insurance acquired	1,816	1,546	2,458
Total benefits and expenses	$251,173	244,800	242,004

Claims and Surrenders.  Death claim and surrender benefits are our primary use of cash. As noted in the table below, claims and surrenders increased 13.4% from $106.8 million in 2019 to $121.1 million in 2020.

December 31, 2020 | 10-K 44

CITIZENS, INC.

Years ended December 31, (In thousands)	2020	2019	2018
Claims and surrenders:
Death claim benefits	$27,195	25,100	22,598
Surrender benefits	54,827	49,293	41,176
Endowment benefits	11,026	12,247	13,341
Matured endowment benefits	21,580	15,147	9,088
Property claims	2,807	1,563	1,648
Accident and health benefits	219	232	260
Other policy benefits	3,491	3,245	2,992
Total claims and surrenders	$121,145	106,827	91,103

•Death claim benefits increased 8.3% in 2020. The increase in 2020 was concentrated in our Home Service Insurance segment and we believe likely reflected increased mortality due to the COVID-19 pandemic in our customer base in this segment. Mortality experience and COVID-19 impacts will continue to be closely monitored by the Company.
•Surrender benefits increased 11.2% in 2020. Surrender benefits represented less than 1.2% of total direct life insurance in force of $4.6 billion as of December 31, 2020. The increase in surrender benefits is primarily within our Life Insurance segment.  A significant portion of surrender benefits relates to policies that have been in force and have little or no associated surrender charges.
•Matured endowment benefits increased 42.5% in 2020 compared to 2019. These increases were anticipated based upon the dates when our policy endowment contracts were sold and their expected maturities as set forth in their contracts.
•Property claim expenses increased 79.6% in 2020 compared to 2019 due to the three hurricanes that hit Louisiana in the second half of 2020.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves decreased 28.3% in 2020 compared to 2019. Future policy benefit reserves decrease as our block of in force business decreases and thus the decline was driven largely by lower policyholder retention. In 2019, changes in actuarial valuation estimates associated with the conversion to a new actuarial valuation system also contributed $2.4 million to the decline.

Policyholder Dividends.  Most of our Life Insurance segment's international policies contain guaranteed cash values and are participating (i.e., provide for cash dividends as apportioned by our Board of Directors). The policyowner has several options with regards to the policy dividends and annual premium benefits, which include, among other things, electing to receive cash, crediting such amounts towards the payment of premiums on the policy, leaving such amounts on deposit with the Company to accumulate at a defined interest rate or assigning them to a third-party which would allow for participation in the CISIP, as described in Item 1 - Business - International Products. Policyholders' dividends decreased by 7.5% in 2020 as compared to 2019 due to a lower in force block of business and actions taken by the Company to reduce discretionary dividends on existing international policies in response to the sustained low interest rate environment.

Commissions.  Commission expenses are a cost of acquiring business, as commissions are the primary compensation paid to our independent consultants and independent agents for selling our products. First year commission rates are higher than renewal commission rates. Commissions fluctuate directly in relation to sales and thus the decrease in commissions in 2020 as compared to 2019 was due to lower sales in 2020.

Other General Expenses.  Total general expenses increased 10.8% in 2020 compared to 2019 due primarily to change in control and severance expenses as described above, partially offset by a $2.2 million reduction in our 7702 compliance best estimate liability and decreases in audit and long-term incentive compensation expenses.

December 31, 2020 | 10-K 45

CITIZENS, INC.

We perform an expense study on an annual basis, utilizing an enterprise-wide time study, and we adjust cost allocations among entities as needed based upon this review.  Any allocation changes are reflected in the segment operations, but do not impact consolidated expenses.

Capitalization of DAC.  Capitalized DAC was $20.5 million and $22.3 million in 2020 and 2019, respectively.  Decreases in capitalized amounts are in line with the decreases noted in sales activity. These costs will vary based upon successful efforts related to newly issued policies and renewal business.  Significantly lower amounts are capitalized related to renewal business in correlation with the lower commissions paid on that business compared to first year business which has higher commission rates.

Amortization of DAC. Amortization of DAC totaled $27.4 million and $28.3 million in 2020 and 2019, respectively. Amortization of DAC is impacted by new business, persistency and the level of surrenders. Additionally, 2019 included $1.4 million of amortization associated with the conversion to a new actuarial valuation system.
Amortization of Cost of Insurance Acquired ("COIA"). Amortization of COIA increased in 2020 compared to 2019 due primarily to an update in our Home Service Insurance segment's expected earned rate assumptions used within annuity models that resulted in additional amortization of approximately $0.2 million in 2020.

Federal Income Tax.  Federal income tax benefit of $1.3 million in 2020 and federal income tax expense of $7.1 million in 2019 resulted in effective tax rates of 10.8% and 126.0%, respectively.  Subsequent to the novation of all of the international policies issued by CICA to CICA Ltd., the earnings of CICA Ltd. are subject to Subpart F of the IRC and, therefore, are included in Citizens' taxable income. The Subpart F income inclusion generated $2.2 million of federal income tax expense in 2020, as compared to $5.9 million in 2019. The decrease in tax from Subpart F income was partially offset in 2019 and 2020 by foreign income tax rate differential of $1.6 million and $1.8 million, respectively. Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes. Refer to Note 9. Income Taxes in the notes to our consolidated financial statements for further discussion.

SEGMENT OPERATIONS

Our business is comprised of two operating business segments, as detailed below.

•Life Insurance
•Home Service Insurance

December 31, 2020 | 10-K 46

CITIZENS, INC.

These segments are reported in accordance with U.S. GAAP. The Company evaluates profit and loss performance based on net income (loss) before federal income taxes for these segments.

Years ended December 31, (In thousands)	2020	2019	2018
Income (loss) before federal income taxes:
Segments:
Life Insurance	$9,894	11,795	12,085
Home Service Insurance	(3,470)	1,181	(2,496)
Total Segments	6,424	12,976	9,589
Other Non-Insurance Enterprises	(18,741)	(7,231)	(7,587)
Total income (loss) before federal income taxes	$(12,317)	5,745	2,002

LIFE INSURANCE

Our Life Insurance segment primarily issues ordinary whole life insurance and endowment policies in U.S. dollar-denominated amounts to non-U.S. residents in more than 75 countries through almost 1,000 independent marketing consultants as of December 31, 2020.

Years ended December 31, (In thousands)	2020	2019	2018
Revenue:
Premiums	$129,202	137,666	141,146
Net investment income	45,885	44,779	39,985
Realized investment gains, net	1,340	6,795	358
Other income	1,806	1,412	1,833
Total revenue	178,233	190,652	183,322
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	93,813	82,964	69,149
Increase in future policy benefit reserves	25,825	39,873	43,671
Policyholders' dividends	5,554	6,004	6,316
Total insurance benefits paid or provided	125,192	128,841	119,136
Commissions	17,944	20,128	20,079
Other general expenses	16,323	23,012	18,718
Capitalization of deferred policy acquisition costs	(15,568)	(17,448)	(17,194)
Amortization of deferred policy acquisition costs	23,987	23,832	29,915
Amortization of cost of insurance acquired	460	492	583
Total benefits and expenses	168,338	178,857	171,237
Income before income tax expense	$9,895	11,795	12,085

Premiums.  Premium revenues decreased by 6.1% in 2020 compared to 2019 as first year premiums decreased by 11.1%, while renewal premiums declined by 5.7%. While first year premiums declined sharply in 2020 due to the COVID-19 pandemic, we experienced progressive improvement in our new business production for our international business during the second half of the year as described above and in the fourth quarter we experienced the highest level of first year sales over the last three years due to executing on our strategic initiatives.

December 31, 2020 | 10-K 47

CITIZENS, INC.

Life Insurance premium breakout is detailed below.

Years ended December 31, (In thousands)	2020	2019	2018
Premiums:
First year	$10,397	11,692	11,451
Renewal	118,805	125,974	129,695
Total premium	$129,202	137,666	141,146

92% of our Life Insurance premium revenue in each of the past three years was generated by renewal premiums. The Company has taken actions over the past few years to pursue long-term growth and stability, including reducing discretionary dividends on existing international policies in response to the sustained low interest environment and making changes to our distribution, which has negatively impacted sales levels. These changes also included the discontinuance of new business in Brazil in April 2018, following the review of our international business model and regulatory risks. Brazil had been one of our top premium-producing countries in our international life insurance business for the prior several years. Finally, Venezuela, which has historically been one of our top premium-producing countries, has experienced prolonged economic and political turmoil, which has negatively impacted our sales in the country, decreasing approximately 10% in each of 2020 and 2019. As discussed in Part I. Item 1, Business - Strategic Initiatives, we are beginning to implement on our growth strategies in the Life Insurance segment, by expanding our product offerings to the U.S. market.

Endowment sales represent a significant portion of our new business sales internationally and totaled approximately $8.6 million and $9.3 million, representing approximately 82.7% and 79.5% of total first year premiums in 2020 and 2019, respectively.

Most of our life insurance policies contain a policy loan provision, which allows the policyholder to use the accumulated cash value of a policy to pay premiums. These accumulated cash values can also be taken as a cash loan from the policy at the request of the policyholder and are secured by the policy values. The policy loan asset balance increased 2.0% from 2019 to 2020 and remains at the same approximate ratio to life reserves as noted in prior years.

International Premiums. The following table sets forth, for our top five producing countries, our direct premiums from our international life insurance business for the periods indicated.

December 31, 2020 | 10-K 48

CITIZENS, INC.

Years ended December 31, (In thousands, except for %)	2020		2019		2018
Country:
Colombia	$25,783	20.4%	$26,768	20.1%	$27,605	20.0%
Venezuela	19,956	15.8	22,353	16.8	24,783	18.0
Taiwan	19,078	15.1	19,403	14.6	18,888	13.7
Ecuador	13,301	10.5	14,198	10.6	15,187	11.0
Argentina	9,175	7.3	10,069	7.6	9,953	7.2
Other Non-U.S.	38,992	30.9	40,562	30.3	41,309	30.1
Total	$126,285	100.0%	$133,353	100.0%	$137,725	100.0%

Sales from Colombia, Venezuela and Taiwan represented the majority of the new and renewal business premiums in 2020 and 2019. Overall, all of our top five countries listed above experienced a decline in premium levels from 2019 to 2020, with the biggest decrease occurring in Venezuela. As we discussed above, our in force business, in terms of policy counts and amount of in force insurance, has been declining for several years due to changes we made to our products and distribution over the last few years, which resulted in the pace of new policies issued lagging the number of policies terminated from death, surrender or lapse. We believe the economic uncertainty in Venezuela contributed to the larger decline in that country.

Domestic Premiums. Domestic premiums in our Life Insurance segment were $5.1 million in 2020, down from $6.2 million in 2019. We discontinued new sales of domestic ordinary whole life and endowment life insurance products within our Life Insurance segment in 2017; therefore, the majority of the premium recorded in 2018, 2019 and 2020 is related to renewal business. We plan to expand our Life Insurance segment to the Hispanic market in the U.S and expect to begin selling in this market during 2021 as detailed above under Item 1 - Business - Strategic Initiatives.

Net Investment Income.  Net investment income in our Life Insurance segment increased 2.5% in 2020 compared to 2019 due to continued growth in average invested assets. We experienced a decrease in portfolio yield of 13 basis points in this segment in 2020 compared to 2019 as we continue to face a challenging investment environment for fixed maturity assets, which account for the majority of our investment portfolio. See the Investments section below for more detailed information on our investments.

Years ended December 31, (In thousands, except for %)	2020	2019	2018
Net investment income	$45,885	44,779	39,985
Average invested assets, at amortized cost	1,071,792	1,016,055	958,135
Annualized yield on average invested assets	4.28%	4.41%	4.17%

Realized Investment Gains, Net.  The realized gain for 2020 was primarily due to the appreciation in the value of a preferred stock exchange traded fund purchased during the first quarter as we were able to take advantage of the market dislocation to identify an attractive risk-adjusted investment opportunity. Realized gains for 2019 were primarily due to a realized gain of $5.5 million during the first quarter of 2019 related to the sale of our former corporate headquarters in Austin, Texas and $1.3 million gain on fixed maturity redemptions above par.

December 31, 2020 | 10-K 49

CITIZENS, INC.

Claims and Surrenders. A breakout of death claim and surrender benefits for the Life Insurance segment is detailed below.

Years ended December 31, (In thousands)	2020	2019	2018
Claims and surrenders:
Death claim benefits	$5,990	6,710	5,880
Surrender benefits	52,218	46,062	38,187
Endowment benefits	11,016	12,233	13,329
Matured endowment benefits	20,965	14,601	8,548
Accident and health benefits	149	128	229
Other policy benefits	3,475	3,230	2,976
Total claims and surrenders	$93,813	82,964	69,149
78% of our claims and surrender benefits in 2020 and 73% in 2019 were related to payment of surrender benefits and matured endowment benefits. Policy surrenders increased 13.4% in 2020 as compared to 2019 and matured endowment benefits increased by 43.6% in 2020. These expenses have been increasing over the last several years, which is expected, due to the aging of this block of business - a significant portion of surrenders relates to policies that have been in force and have little to no associated surrender charges and endowment products reaching their stated maturities. These charges are within expected levels.

The other key component of claims and surrender benefits is death claim benefits, which decreased 10.7% in 2020 compared to 2019. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

HOME SERVICE INSURANCE

We operate in the Home Service Insurance market through our subsidiaries Security Plan Life Insurance Company ("SPLIC"), Magnolia Guaranty Life Insurance Company ("MGLIC") and Security Plan Fire Insurance Company ("SPFIC"), and focus on the life insurance needs of the middle- and lower-income markets, primarily in Louisiana, Mississippi and Arkansas. Our policies are sold and serviced through a home service insurance marketing distribution system of 415 independent agents who work on a debit route system and through funeral homes that sell policies, collect premiums and service policyholders.

Our Home Service Insurance products consist primarily of small face amount ordinary whole life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs. To a much lesser extent, our Home Service Insurance segment sells limited-liability, named-peril property policies

December 31, 2020 | 10-K 50

CITIZENS, INC.

covering dwellings and contents. We provide $30,000 maximum coverage on any one dwelling and contents, while content only coverage and dwelling only coverage are both limited to $20,000.

We provide final expense ordinary life insurance and annuity products primarily to middle- and lower-income individuals and families in Louisiana, Mississippi and Arkansas, a demographic that has been disproportionally impacted by the COVID-19 pandemic.

Years ended December 31, (In thousands)	2020	2019	2018
Revenue:
Premiums	$46,128	46,681	46,714
Net investment income	13,051	13,058	13,125
Realized investment gains (losses), net	223	1,470	(46)
Other income (loss)	19	4	(1)
Total revenue	59,421	61,213	59,792
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	27,332	23,863	21,954
Increase in future policy benefit reserves	4,098	1,839	4,276
Policyholders' dividends	33	36	46
Total insurance benefits paid or provided	31,463	25,738	26,276
Commissions	14,125	14,094	14,883
Other general expenses	17,402	19,517	20,435
Capitalization of deferred policy acquisition costs	(4,907)	(4,807)	(5,501)
Amortization of deferred policy acquisition costs	3,452	4,436	4,320
Amortization of cost of insurance acquired	1,356	1,054	1,875
Total benefits and expenses	62,891	60,032	62,288
Income (loss) before income tax expense	$(3,470)	1,181	(2,496)

Premiums.  First year premiums in this segment were negatively impacted by the COVID-19 pandemic and thus declined slightly in 2020 as compared to 2019. We had temporary office closures in Louisiana during the second and third quarters due to the COVID-19 pandemic and we have also had to curtail the sales of certain product offerings that require extensive person-to-person sales interaction. Premiums were also negatively affected due to three hurricanes in Louisiana during 2020 that increased reinsurance premiums paid to our reinsurers, which we net against premium revenue.

The following table sets forth our direct premiums by state for the periods indicated.

Years ended December 31, (In thousands, except for %)	2020		2019		2018
State
Louisiana	$42,950	90.2%	$42,867	90.2%	$42,898	90.2%
Mississippi	1,955	4.1	2,037	4.3	2,105	4.4
Arkansas	1,690	3.6	1,660	3.5	1,675	3.5
Other states	995	2.1	938	2.0	857	1.9
Total premiums	$47,590	100.0%	$47,502	100.0%	$47,535	100.0%

December 31, 2020 | 10-K 51

CITIZENS, INC.

Claims and Surrenders.  A breakout of death claim and surrender benefits for the Home Service Insurance segment is detailed below.

Years ended December 31, (In thousands)	2020	2019	2018
Claims and surrenders:
Death claim benefits	$21,205	18,390	16,718
Surrender benefits	2,609	3,231	2,988
Endowment benefits	10	14	12
Matured endowment benefits	615	546	541
Property claims	2,807	1,563	1,648
Accident and health benefits	70	104	31
Other policy benefits	16	15	16
Total claims and surrenders	$27,332	23,863	21,954
The majority of claims and surrender benefits in our Home Service Insurance segment relate to death claim benefits. Death claim benefits increased 15.3% in 2020 compared to 2019 due primarily to the COVID-19 pandemic and the average dollar amount of claims incurred. Mortality experience is closely monitored by the Company and can fluctuate based on reported claims as a key performance indicator.

The other primary claims and surrender benefits were:

•Surrender benefits decreased in 2020 compared to 2019 but were within anticipated ranges based on management expectations.
•Property claims increased materially in 2020 compared to 2019. During the third quarter of 2020, SPFIC was impacted by Hurricane Laura, a Category 4 hurricane that caused significant damage in Louisiana. During the fourth quarter of 2020 SPFIC was also impacted by Hurricanes Delta and Zeta, both of which were Category 2 storms that also hit Louisiana. The Company has a reinsurance agreement that covers catastrophic events such as a hurricane. The reinsurance agreement specifies a maximum coverage per event of $11.0 million and a retention level of $0.5 million per event. We have paid the $0.5 million retention in claim amounts for each of Hurricane Laura and Delta and do not believe we will exceed the maximum coverage; however, any claims in excess of $11.0 million would have to be paid by SPFIC. Hurricane Zeta has been a less significant storm and at this point, we do not expect the impact of this storm to have a material effect on our consolidated financial statements.

OTHER NON-INSURANCE ENTERPRISES

Years ended December 31, (In thousands)	2020	2019	2018
Income (loss) before income tax expense	(18,741)	(7,231)	(7,587)

This operating unit represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under U.S. GAAP, which typically results in a segment loss. Revenue in this operating unit consists primarily of net investment income and realized investment gains or losses, while expenses consist of other general expenses. The loss reported for 2020 was negatively impacted by the change in control costs described above, which contributed to the $19.9 million of other general expenses. The loss in 2019 was impacted by an impairment loss of $3.1 million in connection with reclassifying our Citizens Academy training facility located near Austin, Texas as real estate held for sale. This facility is no longer being used by the Company and is for sale.

December 31, 2020 | 10-K 52

CITIZENS, INC.

INVESTMENTS

Our investments are an integral part of our business success, as we invest the majority of premiums collected to pay for future benefits and rely on net investment income for our ongoing operations. The administration of our investment portfolio is handled by our management and a third-party investment manager, pursuant to Board-approved investment guidelines, with all trading activity approved by each board of Citizens and its insurance subsidiaries. State insurance statutes prescribe the quality and percentage of the various types of investments that may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, mortgage loans and real estate within certain specified percentages. Our investment guidelines comply with the applicable statutes and require that fixed maturity securities, both government and corporate, are investment grade and comprise a majority of the investment portfolio. The assets are intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for our insurance company subsidiaries to meet their respective policyholder obligations and operating expenses.

The following table shows the carrying value of our investments by investment category and cash and the percentage of each to total invested assets.

Years ended December 31, (In thousands, except for %)	2020	%	2019	%
Cash and invested assets:
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$16,117	1.0%	$15,878	1.0%
Corporate	877,208	52.8	650,088	42.6
Municipal bonds (1)	409,665	24.7	536,284	35.1
Mortgage-backed (2)	140,184	8.5	131,387	8.6
Asset-backed	46,091	2.8	44,203	2.9
Foreign governments	118	—	119	—
Total fixed maturity securities	1,489,383	89.8	1,377,959	90.2
Short-term investments	—	—	1,301	0.1
Cash and cash equivalents	34,131	2.1	46,205	3.0
Other investments:
Policy loans	83,318	5.0	82,005	5.4
Equity securities	22,102	1.3	16,033	1.1
Real estate and other long-term investments	29,865	1.8	2,956	0.2
Total cash and invested assets	$1,658,799	100.0%	$1,526,459	100.0%
(1) Includes $164.0 million and $188.1 million of securities guaranteed by third parties for the years ended December 31, 2020 and 2019, respectively.
(2) Includes $139.8 million and $130.1 million of U.S. Government agencies and government-sponsored enterprises for the years ended December 31, 2020 and 2019, respectively.

During 2020, we continued repositioning our portfolio into more diversified holdings as part of our investment management strategy. As investments matured or were called, the Company increased investments in corporate securities, which now represent 52.8% of our cash and invested assets as of December 31, 2020 as compared to 42.6% at December 31, 2019. The Company has also decreased its exposure to the municipal bond market, which now represents 24.7% of the investment portfolio in 2020 compared to 35.1% in 2019.

Cash and cash equivalents decreased as of December 31, 2020 compared to December 31, 2019 due to timing of cash inflows and investments of cash into marketable securities.

December 31, 2020 | 10-K 53

CITIZENS, INC.

Real estate and other long-term investments increased to $29.9 million as of December 31, 2020 as compared to $3 million as of December 31, 2019 primarily due to investments of $18.1 million in private equity funds and other alternative investments and payment of $8.8 million to a Rabbi Trust for the benefit of Mr. Kolander representing the severance payments due to him under his employment agreement and Chief Executive Officer Separation of Service and Consulting Agreement in connection with his resignation following the change in control.

At December 31, 2020, investments in fixed maturity and equity securities were 91.1% of our total cash and invested assets.  All of our fixed maturity securities were classified as available-for-sale at December 31, 2020 and 2019.  We had no fixed maturity securities that were classified as trading securities at December 31, 2020 or 2019.

The following table shows annualized investment yields by segment operations as of December 31 for each year presented.

Year	Life Insurance	Home Service Insurance	Consolidated
2020	4.28%	4.37%	4.24%
2019	4.41%	4.45%	4.36%
2018	4.17%	4.52%	4.17%

Yields on investment assets vary between segment operations due to different portfolio mixes and durations in the segments.  Our annualized yield on average invested assets on the consolidated level decreased twelve basis points in 2020 compared to 2019, primarily driven by the Life Insurance segment.

Credit quality is an important feature of our investment guidelines for our fixed maturity securities. Credit ratings reported for the periods indicated are assigned by a Nationally Recognized Statistical Rating Organization ("NRSRO") such as Moody’s Investors Service, Standard & Poor’s and Fitch Ratings.  A credit rating assigned by a NRSRO is a quality-based rating, with AAA representing the highest quality and D the lowest, with BBB and above being considered investment grade.  If there is no NRSRO rating, the Company may use credit ratings of the NAIC Securities Valuation Office ("SVO") as assigned.  Securities rated by the SVO are grouped in the equivalent NRSRO category as stated by the SVO, and securities that are not rated by a NRSRO are included in the "other" category.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value.

December 31, (In thousands, except for %)	2020	%	2019	%
AAA	$31,990	2.1%	$56,977	4.1%
AA	449,934	30.3	513,190	37.2
A	451,488	30.3	385,345	28.0
BBB	532,993	35.8	406,515	29.5
BB and other	22,978	1.5	15,932	1.2
Totals	$1,489,383	100.0%	$1,377,959	100.0%

The Company made new investments in investment grade bonds during 2020.  Non-investment grade securities are the result of downgrades of issuers or securities acquired during acquisitions of companies, as the Company has not purchased below investment grade securities.

December 31, 2020 | 10-K 54

CITIZENS, INC.

As of December 31, 2020, the Company held municipal fixed maturity securities that include third-party guarantees.  Detailed below is a presentation by credit rating of our municipal holdings by funding type.

	December 31, 2020
	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Municipal fixed maturity securities shown including third-party guarantees
AAA	$22,785	22,066	3,334	3,096	—	—	26,119	25,162	6.7%
AA	66,897	62,227	129,071	120,231	12,479	10,787	208,447	193,245	51.2
A	16,909	15,221	130,463	117,694	5,184	4,419	152,556	137,334	36.4
BBB	4,273	4,169	11,491	11,062	1,592	1,450	17,356	16,681	4.4
BB and other	4,509	4,432	678	608	—	—	5,187	5,040	1.3
Total	$115,373	108,115	275,037	252,691	19,255	16,656	409,665	377,462	100.0%
Municipal fixed maturity securities shown excluding third-party guarantees
AAA	$4,530	4,419	—	—	—	—	4,530	4,419	1.2%
AA	45,779	44,235	46,048	42,602	7,839	6,542	99,666	93,379	24.7
A	30,432	28,169	164,915	149,742	8,156	7,146	203,503	185,057	49.0
BBB	9,232	8,642	34,177	32,316	—	—	43,409	40,958	10.9
BB and other	25,400	22,650	29,897	28,031	3,260	2,968	58,557	53,649	14.2
Total	$115,373	108,115	275,037	252,691	19,255	16,656	409,665	377,462	100.0%

The table below shows the categories in which the Company held investments in special revenue bonds that were greater than 10% of fair value based upon the Company's portfolio of fixed maturity securities at December 31, 2020.

(In thousands, except for %)	Fair Value	Amortized Cost	% of Total Fair Value

Utilities	$69,190	60,895	16.9%
Education	71,766	66,174	17.5%

The Company's municipal holdings are spread across many states, however, municipal fixed maturity securities from Texas comprise the most significant concentration of the total municipal holdings portfolio as of December 31, 2020.

December 31, 2020 | 10-K 55

CITIZENS, INC.

The Company holds 21.4% of its municipal holdings in Texas issuers as of December 31, 2020. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of December 31, 2020.

	General Obligation		Special Revenue		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas securities including third-party guarantees
AAA	$22,176	21,557	3,334	3,096	25,510	24,653
AA	23,009	22,554	14,092	13,067	37,101	35,621
A	—	—	22,334	21,855	22,334	21,855
BBB	—	—	1,977	1,828	1,977	1,828
BB and other	—	—	559	508	559	508
Total	$45,185	44,111	42,296	40,354	87,481	84,465

Texas securities excluding third-party guarantees
AAA	$4,530	4,419	—	—	4,530	4,419
AA	33,368	32,710	3,612	3,316	36,980	36,026
A	6,063	5,830	30,117	29,028	36,180	34,858
BBB	1,224	1,152	5,547	5,209	6,771	6,361
BB and other	—	—	3,020	2,801	3,020	2,801
Total	$45,185	44,111	42,296	40,354	87,481	84,465

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

Beginning January 1, 2020, in connection with the adoption of a new accounting standard, the Company assesses available-for-sale ("AFS") fixed maturity securities in an unrealized loss position for expected credit losses. See Note 1. Summary of Significant Accounting Policies for a discussion regarding our application of this accounting standard in 2020. The Company recorded no credit losses on securities in 2020 or other-than-temporary impairments ("OTTI") on securities in 2019.

Gross unrealized losses on AFS fixed maturity securities amounted to $1.9 million as of December 31, 2020 and $1.6 million as of December 31, 2019.  This increase in gross unrealized losses during 2020 was a result of the market disruption caused by the COVID-19 pandemic.

Information on both unrealized and realized gains and losses by category is set forth in Note 2. Investments of the notes to our consolidated financial statements.

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

December 31, 2020 | 10-K 56

CITIZENS, INC.

The effect of reinsurance on premiums is as follows.

Years ended December 31, (In thousands)	2020	2019	2018
Direct premiums	$178,952	187,009	191,561
Reinsurance assumed	91	99	99
Reinsurance ceded	(3,714)	(2,761)	(3,800)
Net premiums	$175,329	184,347	187,860

Our insurance subsidiaries monitor the solvency of their reinsurers in seeking to minimize the risk of loss in the event of default by a reinsurer.  The primary reinsurers of our insurance subsidiaries are large, well-capitalized entities.

The effect of reinsurance on life insurance in force is as follows.

Years ended December 31, (In millions)	2020	2019	2018
Direct written life insurance in force	$4,612	4,729	4,836
Reinsurance assumed	5	5	5
Reinsurance ceded	(475)	(487)	(490)
Net life insurance in force	$4,142	4,247	4,351

Virtually all of the Company's non-credit accident and health insurance has been reinsured and is administered by Unified Life Insurance Company, an unaffiliated party.

The Company monitors the credit ratings of our life and property reinsurers.  The ratings by A.M. Best Company range from B+ (Good) to A+ (Superior).

SPFIC generally carries first and second event catastrophe reinsurance coverage of $10.0 million per event and a retention level of $0.5 million per event.  Thus, the first $0.5 million of incurred claims and any claims in excess of $10.0 million per event are SPFIC's responsibility.  The reinsurance premium for catastrophe reinsurance was $1.4 million in 2020 and $0.8 million in 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  In the year ended December 31, 2020, our operations provided $48.8 million in net cash. We manage our insurance operations as described herein in order to ensure that we have stable and reliable sources of cash flows to meet our obligations. We expect to meet our cash needs for the next 12 months with cash generated by our insurance operations and from our invested assets. Since the Company does not have any debt, the Company could seek a line of credit in order to provide additional liquidity at the holding company level if needed to provide for longer-term or emergency cash needs.

PARENT COMPANY LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to generate amounts of cash adequate to meet our cash needs. Citizens is a holding company and has had minimal operations of its own. Our assets consist of the capital stock of our subsidiaries, cash and investments. Our liquidity requirements are met primarily from two sources: cash generated from our operating subsidiaries and our invested assets. Our ability to obtain cash from our insurance subsidiaries depends primarily upon the availability of statutorily permissible payments, including payments Citizens receives from service agreements with our life insurance subsidiaries and dividends from the subsidiaries. The ability to make payments to the holding company is limited by applicable laws and regulations of Bermuda and U.S. states of domicile which

December 31, 2020 | 10-K 57

CITIZENS, INC.

subject insurance operations to significant regulatory restrictions. As discussed in Part I, Item 1, Business and Part I. Item 1A. Risk Factors, these laws and regulations require, among other things, that our insurance subsidiaries maintain minimum solvency requirements, which limit the amount of dividends that can be paid to the holding company. The regulations also require approval of our service agreements with the applicable regulatory authority in order to prevent insurance subsidiaries from moving large amounts of cash to the unregulated holding company.

As we discussed in "2020 Highlights", Citizens had significant expenses in 2020 related to executive severance costs due to severance payable to our former Chief Executive Officer following the change in control. These expenses included payment of $8.8 million to a Rabbi Trust for the benefit of Mr. Kolander representing the severance payments due to him under his employment agreement and Chief Executive Officer Separation of Service and Consulting Agreement in connection with his resignation following a change in control. During the third quarter of 2020, Citizens sold approximately $5.7 million of fixed maturity securities held in our investment portfolio in order to fund a portion of the $8.8 million severance payment to the Rabbi Trust for the benefit of Mr. Kolander. The $8.8 million payment was paid to Mr. Kolander on February 8, 2021. We also incurred significant one-time expenses related to the build-out of our new headquarters in Austin, Texas and for the purchase of furniture and fixtures for the leased space.

Additionally, as discussed in Part I. Item 1. Business, on March 5, 2021, the Company paid $9.1 million to the Foundation to hold in escrow in order to purchase, upon obtaining final regulatory approval, 100% of the outstanding Class B common stock.

See Contractual Obligations and Off-balance Sheet Arrangements below for a discussion of real estate lease payments to be made under our new long-term contract for our headquarters in Austin, Texas.

We have been closely monitoring the impact that the COVID-19 pandemic may have on our liquidity and capital resources. To the extent that we continue to experience decreases in sales or collections of renewal premiums, increases in surrenders, decreases in our investment income and/or increases in claim payments as a result of the COVID-19 pandemic, the liquidity of our insurance subsidiaries would be negatively impacted, inhibiting their ability to make dividends to the Company, and we may have to sell some of our investments to meet operational cash flow requirements.

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium revenues, investment income and investment maturities. Primary cash needs are for payments of policy benefits to policyholders, investment purchases, and operating expenses. Historically, we have not had to liquidate investments to provide cash flow for our insurance operations and we did not do so in 2020. We believe that we have adequate capital resources to support the liquidity requirements of our insurance operations if the cash flow from our insurance operations is insufficient to meet our cash needs. As discussed above, premium revenue was $175.3 million and $184.3 million in the years ended December 31, 2020 and 2019, respectively. See Contractual Obligations and Off-balance Sheet Arrangements below for a discussion of known and estimated cash needs related to payments of future policy benefits and policy claims.

Cash flows from operating activities were $48.8 million, $72.2 million and $84.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows, for the most part, are reinvested in fixed income securities and to a lesser extent private equity funds or other alternative investments. However, during the third quarter of 2020, the Company used funds from matured securities to pay $6.0 million to the IRS for the tax compliance matter described in Note 7. Commitments and Contingencies in the notes to our consolidated financial statements. As noted in Note 7. Commitments and Contingencies, our payment does not represent closure of the matter or IRS acceptance of the tax liability shown on the submitted withholding tax returns, and the IRS reserves the right to revise our total tax liability for the covered period. Net cash outflows from investing activities totaled $61.8 million and $69.3 million for the years ended December 31, 2020 and 2019, respectively. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

December 31, 2020 | 10-K 58

CITIZENS, INC.

Our investments consist of 91.7% of marketable fixed maturity securities classified as available-for-sale and 1.4% of equity securities that could be readily converted to cash for liquidity needs. Over the last several years, a large portion of our fixed maturity security investment portfolio has matured, which required us to reinvest in fixed maturity securities with lower interest rates. We are seeking to diversify our portfolio with private equity investments in order to earn higher interest rates to mitigate the effect of a decrease in our spread between our policy liability crediting rates and our investment earned rates (our gross margin), which could also negatively impact our liquidity. Our investment portfolio (and, specifically, the valuations of investment assets we hold) has also been, and may continue to be, adversely affected as a result of market developments from the COVID-19 pandemic and uncertainty regarding its outcome. Moreover, changes in interest rates, reduced liquidity or a continued slowdown in the U.S. or in global economic conditions may also adversely affect the values and cash flows of these assets.

Because claims and surrenders are our largest expense, a primary liquidity concern is the risk of an extraordinary level of early policyholder surrenders. We include provisions in our insurance policies, such as surrender charges, that help limit and discourage early withdrawals. Since these contractual withdrawals, as well as the level of surrenders experienced, have been largely consistent with our assumptions, our associated cash outflows for claims and surrender benefits historically have not had an adverse impact on our overall liquidity. Although we experienced an increase in surrenders in the Life Insurance segment during 2020 compared to 2019, we believe that such surrenders were not materially impacted by the COVID-19 pandemic. To the extent that we continue to experience an increase in surrenders in our Life Insurance segment, whether due to the COVID-19 pandemic or otherwise, our liquidity could be negatively impacted. We continue to monitor surrenders and early withdrawals.

Our whole life and endowment products provide the policyholder with alternatives once the policy matures. The policyholder can choose to take a lump sum payout or leave the money on deposit at interest with the Company. As of December 31, 2020, 41% of the Company's total insurance in force was in endowment products. Approximately 13% of the endowments in force will mature in the next five years. Policyholder election behavior is unknown, but if policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell securities at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the market rate we are earning on our investments. We currently anticipate that available liquidity sources, our capital resources and future cash flows will be adequate to meet our needs for funds, but we will monitor closely our policyholder behavior patterns.

For reasons previously discussed, we have experienced increased death claim benefits in our Home Service Insurance segment in 2020 compared to 2019. Additionally, we are closely monitoring claim volumes to evaluate whether there is a delay in reporting or filing for benefits as a result of the COVID-19 pandemic in our Home Service Insurance segment and Life Insurance segment. To the extent we continue to experience increased claims and the associated death benefit payouts in our Home Service Insurance segment and, possibly our Life Insurance segment, as a result of the COVID-19 pandemic, our liquidity could be negatively impacted. Some of our policies include pandemic exclusions, and we carry reinsurance to offset some of these risks. While our mortality experience is closely monitored by the Company and the activity has historically been within expected levels, we cannot predict whether we will see increased death benefit payouts above expected levels due to the COVID-19 pandemic. Cash flow projections and cash flow tests under various market interest rate scenarios are performed annually to assist in evaluating liquidity needs and adequacy.

As described above in "Home Service Insurance", we experienced substantial increases in property claims in the last half of 2020 due in large part to three hurricanes that hit Louisiana. As a result, Citizens had to contribute additional capital to SPFIC in order to maintain statutory capital requirements.

As discussed above, we are subject to regulatory capital requirements that could affect the Company’s ability to access capital from our insurance operations or cause the Company to have to put additional cash in our wholly-owned subsidiaries.

Our domestic companies are subject to minimum capital requirements set by the NAIC in the form of risk-based capital ("RBC"). RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that

December 31, 2020 | 10-K 59

CITIZENS, INC.

includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a parental guarantee between Citizens and CICA, Citizens' wholly-owned subsidiary domiciled in Colorado, to maintain a RBC level above 350%. At December 31, 2020, our domestic insurance subsidiaries were above the required minimum RBC levels.

CICA Ltd. is a Bermuda domiciled company. The BMA requires Bermuda insurers to maintain available statutory economic capital and surplus at a level equal to or in excess of the BMA's Enhanced Capital Requirement, which requires a certain Target Capital Level ("TCL"). As of December 31, 2020, CICA Ltd. was above the TCL threshold. However, as discussed in Part I. Item 1. Business – International Regulation – Bermuda, due to the Prudential Review, the BMA is requiring Citizens and CICA Ltd. to enter into a “Keepwell Agreement”, which would encumber certain assets of the Company. The Keepwell Agreement will include a specific target solvency level at which the Company would be required to make a capital injection into CICA Ltd. Both the Keepwell Agreement and any capital injection could negatively impact the Company’s capital resources and liquidity.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
We have committed to the following contractual obligations as of December 31, 2020, with the payments due by the period indicated below:

(In thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual Obligations:
Investment commitments	$68,571	30,000	38,571	—	—
Real estate and equipment leases	11,973	1,145	2,053	2,253	6,522
Future policy benefit reserves:
Life insurance	1,246,423	22,561	77,937	128,601	1,017,324
Annuities	78,304	—	7	4	78,293
Accident and health	761	107	396	8	250
Dividend accumulations	33,336	—	—	—	33,336
Premiums paid in advance	40,605	930	3,239	5,383	31,053
Other policyholder funds	22,447	—	—	—	22,447
Total policy liabilities	1,421,876	23,598	81,579	133,996	1,182,703
Policy claims payable:
Life insurance	12,314	12,314	—	—	—
Accident and health	149	149	—	—	—
Casualty	743	743	—	—	—
Total policy claims payable	13,206	13,206	—	—	—
Total purchase obligations	9,592	9,592	—	—	—
Total contractual obligations	$1,525,218	77,541	122,203	136,249	1,189,225

Future Policy Benefit Reserves and Policy Claims Payable. The payments related to the future policy benefits and policy claims payable reflected in the table above have been projected utilizing assumptions based upon our historical experience and anticipated future experience. Payments of amounts related to annuity, dividend and other policyholder funds left on deposit are projected based on assumptions of policyholder withdrawal activity. Because the exact timing and amount of the ultimate policyholder fund obligation is subject to significant uncertainty, we have reflected the obligation at the amount of the liability presented on the consolidated balance sheet in the more than five-year category.

December 31, 2020 | 10-K 60

CITIZENS, INC.

Real Estate and Equipment Leases. The Company entered into a long-term lease agreement with an unrelated party for its new home office in Austin, Texas and moved into its new home office in the first week of November 2020. Payments under this new long-term lease agreement average approximately $112,340 per month.

Total Purchase Obligations. Total purchase obligations in the table above reflect primarily the $8.8 million held in the Rabbi Trust at December 31, 2020 for the severance payment made to Mr. Kolander in February 2021.

The Company does not have off-balance sheet arrangements at December 31, 2020 and does not expect any future effects on the Company's financial condition related to any such arrangements.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engages in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

VALUATION OF INVESTMENTS IN FIXED MATURITY SECURITIES

Based upon current accounting guidance, investment securities must be classified as held-to-maturity, available-for-sale ("AFS") or trading.  Management determines the appropriate classification at the time of purchase.  The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Fixed maturity securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity.  Securities not classified as held-to-maturity are classified as AFS and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not affect earnings until realized. The Company currently does not hold any fixed maturity securities classified as held-to-maturity.

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

The Company's best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, and current delinquency rates.  These assumptions require the use of significant management judgment and include the

December 31, 2020 | 10-K 61

CITIZENS, INC.

probability of issuer default and estimates regarding timing and amount of expected recoveries, which may include estimating the underlying collateral value.  In addition, projections of expected future fixed maturity security cash flows may change based upon new information regarding the performance of the issuer. Any credit losses are presented as an allowance rather than as a write-down of AFS fixed maturity securities.

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

Inherent in the capitalization and amortization of DAC are certain management judgments about what acquisition costs are deferred, the ending asset balance and the annual amortization.  Approximately 93.3% of our capitalized DAC are attributed to first year and renewal excess commissions.  The remaining 6.7% are attributed to other costs that vary with and are directly related to the successful acquisition of new insurance business.  Those costs generally include costs related to the production, underwriting and issuance of new business.

DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing on an annual basis, or when an event occurs that might require loss recognition testing. If loss recognition or impairment is necessary, DAC would be written off to the extent that anticipated future premiums and investment income is insufficient to cover expected future policy benefits and expenses. Loss recognition testing considers, among other things, actual experience and projected future experience and calculates the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years.  DAC is evaluated for recoverability using best estimate assumptions related to interest rates, mortality and lapses. Based on the results of DAC recoverability and loss recognition testing, management believes that our DAC for the years ended December 31, 2020, 2019 and 2018 is recorded at its estimated realizable value. However, if expenses or mortality increase by 5% from our underlying assumptions or interest rates continue to decline, a loss recognition event could occur in our Home Service Insurance segment.

For DAC related to long-duration traditional insurance contracts, if the assets supporting the liabilities are in a net unrealized gain position at the balance sheet date, loss recognition testing assumptions are updated to exclude such gains from future cash flows by reflecting the impact of reinvestment rates on future yields. If a future loss is anticipated under this basis, any additional shortfall indicated by loss recognition tests is recognized as a reduction in accumulated other comprehensive income (shadow loss recognition). Similar to other loss recognition on long-duration insurance contracts, such shortfall is first reflected as a reduction in DAC and secondly as an increase in

December 31, 2020 | 10-K 62

CITIZENS, INC.

liabilities for future policy benefits. The change in these adjustments, net of tax, is included with the change in net unrealized appreciation of investments that is credited or charged directly to other comprehensive income.

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

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests are based initially on an estimate of the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years using best estimate assumptions related to interest rates, mortality and lapses.  Management believes that our COIA is recoverable for the years ended December 31, 2020 and 2019.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

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

Goodwill is tested for impairment on an annual basis or more frequently if indicators of potential impairment exist.  The goodwill testing requires us to compare the estimated fair value of a reporting unit to its carrying value.  If the carrying value of the reporting unit is lower than its estimated fair value, no further evaluation is required.  If the carrying value of the reporting unit exceeds its estimated fair value, an impairment charge is recorded for that excess, limited to the total amount of goodwill allocated to that reporting unit. We have the option of performing an assessment of certain qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value or proceeding directly to a quantitative impairment test.  Management’s determination of the fair value of each reporting unit under the accounting guidance incorporates multiple inputs including discounted cash flow calculations based on assumptions that market participants would make in valuing the reporting unit. Other assumptions can include levels of economic capital, future business growth, discount rates and earnings projections. Spread compression and related effects to profitability caused by lower interest rates affect the valuation of in force business more significantly than the valuation of new business, as new business pricing assumptions reflect the current and anticipated future interest rate environment. Estimates of fair value are inherently uncertain and represent management's reasonable expectations regarding future developments.

We performed our annual goodwill impairment test and the fair value was in excess of the segment's carrying value for the years ended 2020, 2019 or 2018. As of December 31, 2020, the Company had $12.6 million of goodwill allocated to the Life Insurance segment and the segment's fair value exceeded the carrying value by approximately 8%. We apply significant judgment when determining the estimated fair value of our reporting unit. These judgements incorporate multiple inputs including discounted cash flow calculations based on assumptions that market participants would make in valuing the reporting unit, levels of economic capital, production levels and profitability of new business, pricing changes, spread compression, value of in force and earnings projections. Estimates of fair value are inherently uncertain and represent management’s reasonable expectations regarding future developments. Unfavorable changes to assumptions or factors that decrease the fair value and could result in future impairment include, but are not limited to, lower expectations for future sales, higher maintenance expenses, unfavorable mortality, higher discount rates and market-based inputs. Increases in the carrying value of the segment caused by recognition of uncertain tax benefits could also result in future impairment.

December 31, 2020 | 10-K 63

CITIZENS, INC.

POLICY LIABILITIES

Future policy benefit reserves have been computed using the net level premium method with assumptions as to investment yields, dividends on participating business, mortality, lapses and withdrawals based upon our experience.  The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of policy liabilities and the increase in future policy benefit reserves.  Management's judgments and estimates for future policy benefit reserves provide for possible adverse deviation.

We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the "lock-in concept”) unless a premium deficiency exists.  Management monitors these assumptions and has determined that a premium deficiency did not exist as of December 31, 2020.  Management believes that our policy liabilities and increase in future policy benefit reserves as of the years ended December 31, 2020, 2019 and 2018 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision. Annually, the Company completes experience studies with respect to mortality, lapse, interest and expenses. The results of these studies are used for current year reserve adequacy testing, which includes loss recognition, goodwill, and establishing benefit liabilities and DAC for the following year's new issues.

CONTINGENCIES

An estimated loss from a contingency is accrued and charged to results of operations only if both of the following conditions are met:

1.Information available prior to the issuance of the financial statements indicates that it is probable (virtual certainty is not required) that an asset has been impaired or a liability incurred as of the date of the financial statements; and
2.The amount of the loss can be reasonably estimated.

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

December 31, 2020 | 10-K 64

CITIZENS, INC.

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

The following table summarizes net unrealized gains and losses as of the dates indicated.

	December 31, 2020			December 31, 2019
(In thousands)	Amortized Cost	Fair Value	Net Unrealized Gains	Amortized Cost	Fair Value	Net Unrealized Gains
Total fixed maturity securities	$1,321,487	1,489,383	167,896	1,293,853	1,377,959	84,106
Total equity securities	$19,529	22,102	2,573	15,055	16,033	978

MARKET RISK RELATED TO INTEREST RATES

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments and policy loans, both of which comprised over 94.8% of our cash and investment portfolio as of December 31, 2020.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturity security investments include bonds issued by U.S. Government-sponsored enterprises, U.S. treasury bonds, securities issued by government agencies, state and municipal bonds, corporate bonds and other asset-backed securities.  27.5% of the fixed maturity securities at market value at December 31, 2020 were classified as state and political subdivisions, which are primarily municipal holdings. These holdings are diversified over several states with 21.4% of our state and municipal securities concentrated in Texas.

Changes in interest rates typically have a sizable effect on the fair value of our debt and equities securities. The interest rate of the ten-year U.S. Treasury bond decreased to 0.93% at December 31, 2020, from 1.92% at December 31, 2019. Net unrealized gains on fixed maturity securities totaled $167.9 million at December 31, 2020, compared to $84.1 million at December 31, 2019, based upon bond interest rates in relation to the U.S. ten-year Treasury yield.

To manage interest risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity on an annual basis with respect to our fixed maturity security investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The Company performed an analysis of fair value changes using assumed 100 basis point shifts in interest rates, noting that the fair value of our fixed maturity investment portfolio of $1.5 billion would decrease by approximately $142.9 million to a fair value of $1.3 billion upon a 100 basis point increase.  The following table shows the effects on the fair values of our fixed maturity investments based upon these scenarios.

	Fair Values of Fixed Maturity Investments
(In thousands)	-100	0	+100	+200	+300
Assumed fair value	$1,641,227	1,489,383	1,346,483	1,228,908	1,126,496

December 31, 2020 | 10-K 65

CITIZENS, INC.

While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term change that illustrates the potential impact of such events.  Due to the composition of our book of insurance business, we believe it is unlikely we would encounter large surrender activity due to an interest rate increase that would force us to dispose of our fixed maturity securities at a loss.

Our fixed maturity portfolio is exposed to call risk as a significant portion of the current holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturity securities or other investments that we classify as trading instruments.  All fixed maturity securities were classified as available-for-sale based upon fair value at December 31, 2020.  At December 31, 2020 and 2019, we had no investments in derivative instruments or subprime loans.

MARKET RISKS RELATED TO EQUITY PRICES

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 1.4% of our total investments at December 31, 2020, with 70.3% invested in diversified equity and bond mutual funds.

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

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES [To be updated]

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K.   Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2020.

(b) MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial

December 31, 2020 | 10-K 66

CITIZENS, INC.

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

Management evaluated the design and operating effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this evaluation, management concluded that our internal control over financial reporting as of December 31, 2020 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2020. Their attestation report is included in Item 9A(c) of this Annual Report.

December 31, 2020 | 10-K 67

CITIZENS, INC.

(c) ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Citizens, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Citizens, Inc. and consolidated subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 10, 2021, expressed an unqualified opinion on those consolidated financial statements.

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

December 31, 2020 | 10-K 68

CITIZENS, INC.

become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Austin, Texas
March 10, 2021

(d) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   OTHER INFORMATION

None.

December 31, 2020 | 10-K 69

CITIZENS, INC.

PART III

The information in this Part III indicated below is incorporated by reference from other sections of this Annual Report on Form 10-K or from our definitive proxy statement pursuant to General Instruction G(3) of Form 10-K. We plan to file our definitive proxy statement for our 2021 annual meeting of shareholders within 120 days after December 31, 2020.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 of this Annual Report on Form 10-K incorporates by reference the information in the sections entitled "Security Ownership of Directors and Management" and "Security Ownership of Certain Beneficial Owners" in our Proxy Statement.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, the Citizens, Inc. Omnibus Incentive Plan as of December 31, 2020. See Note 11. Stock Compensation in the notes to our consolidated financial statements for additional information regarding our Omnibus Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	189,300	$6.03	2,561,836

Equity compensation plans not approved by security holders	—	—	—
Total	189,300	$6.03	2,561,836

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 of this Annual Report on Form 10-K incorporates by reference the information in the sections entitled "Corporate Governance - Director Independence" and "Corporate Governance - Certain Relationships and Related Party Transactions" in our Proxy Statement.

December 31, 2020 | 10-K 70

CITIZENS, INC.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Item 14 of this Annual Report on Form 10-K incorporates by reference the information in the section entitled "Audit Matters" in our Proxy Statement.

December 31, 2020 | 10-K 71

CITIZENS, INC.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this Report

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

December 31, 2020 | 10-K 72

CITIZENS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Citizens, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Citizens, Inc. and consolidated subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Future Policy Benefit Reserves and Amortization of Deferred Policy Acquisition Costs for Life Insurance Contracts — Refer to Notes 1 and 4 to the consolidated financial statements

Critical Audit Matter Description

The Company’s management sets assumptions used in (1) recording a liability for policy benefit payments that will be made in the future (future policy benefit reserves), (2) amortization of deferred policy acquisition costs, (3)

December 31, 2020 | 10-K 73

CITIZENS, INC.

deferred policy acquisition costs recoverability testing and (4) loss recognition testing. The most significant assumptions include mortality, lapse and interest rate. Assumptions are based upon the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviations. Management’s estimate of future policy benefits for life insurance contracts was $1.25 billion as of December 31, 2020. Total amortization of deferred policy acquisition costs for life insurance contracts was $24 million for the year ended December 31, 2020.

Given the inherent uncertainty in selecting the mortality, lapse and interest rate assumptions and sensitivity of these significant assumptions, auditing the development of such assumptions involved especially subjective judgment and the involvement of our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments regarding the mortality, lapse and interest rate assumptions used in the development of future policy benefit reserves, the amortization of deferred policy acquisition costs, and performing annual deferred policy acquisition costs recoverability testing and loss recognition testing included the following, among others:

•We tested the operating effectiveness of the Company’s controls over the assumption development process, the valuation of future policy benefit reserves and amortization of deferred policy acquisition costs.
•We tested the underlying data of management’s experience studies used in the development of the assumptions.
•With the assistance of our actuarial specialists, we evaluated management’s selected actuarial assumptions, including consideration of management’s process, methodologies and judgments used to develop the assumptions.
•With the assistance of our actuarial specialists, we evaluated whether the assumptions used for future policy benefit reserves and amortization of deferred policy acquisition costs calculations were consistent with assumptions determined by management in their experience studies and assumption setting process.
•With the assistance of our actuarial specialists, we evaluated loss recognition and deferred policy acquisition costs recoverability projections for consistency with assumptions determined by management in their experience studies and assumption setting process.

Goodwill — Refer to Note 1 to the consolidated financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the estimated fair value of the reporting unit to its carrying value. The Company’s determination of the estimated fair value of the reporting unit incorporates significant judgments, including discounted cash flow calculations based on assumptions that market participants would make in valuing the reporting unit, including discount rate and projections of production levels and profitability of new business. Changes in these assumptions could have an impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $12.6 million as of December 31, 2020, all of which was allocated to the Life Insurance segment reporting unit. The fair value of the Life Insurance segment exceeded its carrying value by 8% as of the measurement date and, therefore, no impairment was recognized.

Given the significant judgments made by management to estimate the fair value of the reporting unit, and the difference between its fair value and carrying value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and projections of production levels and profitability of new business required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists and actuarial specialists.

December 31, 2020 | 10-K 74

CITIZENS, INC.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to evaluate the reasonableness of management’s estimates and assumptions related to the discount rate and production levels and profitability of new business used by management to estimate the fair value of the reporting unit, included the following, among others:

•We tested the operating effectiveness of the Company’s controls related to its goodwill impairment assessment, including controls related to management’s selection of the discount rate and projections of production levels and profitability of new business.
•With the assistance of our fair value specialists, we evaluated the discount rate, which included developing a range of independent estimates of discount rate assumptions and comparing those to the discount rate selected by management.
•We evaluated the reasonableness of management’s projections of production levels and profitability of new business by comparing the projections to internal communications to management and the Board of Directors and sales targets included in compensation plans approved by the Board of Directors.
•With the assistance of our actuarial specialists, we evaluated whether mortality, lapse and interest rate assumptions used in the projections of production levels and profitability of new business were consistent with assumptions determined by management in their experience studies and assumption setting process.
•We tested the underlying data used in the discounted cash flow calculations and the mathematical accuracy of the discounted cash flow calculations.

/s/ DELOITTE & TOUCHE LLP

Austin, Texas
March 10, 2021

We have served as the Company’s auditor since 2017.

December 31, 2020 | 10-K 75

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Balance Sheets
December 31, (In thousands)	2020	2019
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $1,321,487 and $1,293,853 in 2020 and 2019, respectively)	$1,489,383	1,377,959
Equity securities, at fair value	22,102	16,033
Policy loans	83,318	82,005
Real estate held-for-sale	2,571	2,571
Other long-term investments (portion measured at fair value $11,923 in 2020; less allowance for losses of $11 in 2020)	27,294	385
Short-term investments	—	1,301
Total investments	1,624,668	1,480,254
Cash and cash equivalents	34,131	46,205
Accrued investment income	16,137	17,453
Reinsurance recoverable	5,753	3,696
Deferred policy acquisition costs	104,913	149,249
Cost of insurance acquired	11,541	13,455
Goodwill and other intangible assets	13,570	13,575
Property and equipment, net	16,312	5,904
Due premiums	11,309	12,656
Other assets (less allowance for losses of $297 in 2020)	5,086	2,489
Total assets	$1,843,420	1,744,936

See accompanying Notes to Consolidated Financial Statements.

December 31, 2020 | 10-K 76

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Balance Sheets
December 31, continued (In thousands, except share amounts)	2020	2019
Liabilities and Stockholders' Equity
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,246,423	1,218,757
Annuities	78,304	76,380
Accident and health	761	1,031
Dividend accumulations	33,336	29,211
Premiums paid in advance	40,605	43,102
Policy claims payable	13,206	8,059
Other policyholders' funds	22,447	18,192
Total policy liabilities	1,435,082	1,394,732
Commissions payable	2,572	2,514
Deferred federal income tax liability, net	9,564	12,428
Current federal income tax payable	43,916	44,622
Payable for securities in process of settlement	5,265	—
Other liabilities	46,076	30,804
Total liabilities	1,542,475	1,485,100
Commitments and contingencies (Notes 5 and 7)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 52,654,016 and 52,364,993 shares issued and outstanding in 2020 and 2019, respectively, including shares in treasury of 3,135,738 in 2020 and 2019	262,869	261,515
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2020 and 2019	3,184	3,184
Accumulated deficit	(82,352)	(70,969)
Accumulated other comprehensive income:
Net unrealized gains on fixed maturity securities, net of tax	128,255	77,117
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	300,945	259,836
Total liabilities and stockholders' equity	$1,843,420	1,744,936

See accompanying Notes to Consolidated Financial Statements.

December 31, 2020 | 10-K 77

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Loss)
Years Ended December 31, (In thousands, except share amounts)	2020	2019	2018
Revenues:
Premiums
Life insurance	$170,328	178,351	181,825
Accident and health insurance	1,019	1,383	1,218
Property insurance	3,982	4,613	4,817
Net investment income	60,197	59,531	54,205
Realized investment gains (losses), net	1,502	5,249	108
Other income	1,828	1,418	1,833
Total revenues	238,856	250,545	244,006
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	121,145	106,827	91,103
Increase in future policy benefit reserves	29,923	41,712	47,947
Policyholders' dividends	5,587	6,040	6,362
Total insurance benefits paid or provided	156,655	154,579	145,412
Commissions	32,069	34,222	34,962
Other general expenses	53,669	48,440	47,632
Capitalization of deferred policy acquisition costs	(20,475)	(22,255)	(22,695)
Amortization of deferred policy acquisition costs	27,439	28,268	34,235
Amortization of cost of insurance acquired	1,816	1,546	2,458
Total benefits and expenses	251,173	244,800	242,004
Income (loss) before federal income tax	(12,317)	5,745	2,002
Federal income tax expense (benefit)	(1,329)	7,115	13,064
Net income (loss)	(10,988)	(1,370)	(11,062)
Per Share Amounts:
Basic and diluted earnings (losses) per share of Class A common stock	$(0.22)	(0.03)	(0.22)
Basic and diluted earnings (losses) per share of Class B common stock	(0.11)	(0.01)	(0.11)
Other Comprehensive Income (Loss):
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) arising during period	48,642	78,825	(30,639)
Reclassification adjustment for losses (gains) included in net income	111	(1,927)	(953)
Unrealized gains (losses) on fixed maturity securities, net	48,753	76,898	(31,592)
Income tax expense (benefit) on unrealized gains (losses) on fixed maturity securities	(2,385)	5,147	(6,464)
Other comprehensive income (loss)	51,138	71,751	(25,128)
Total comprehensive income (loss)	$40,150	70,381	(36,190)

See accompanying Notes to Consolidated Financial Statements.

December 31, 2020 | 10-K 78

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Stockholders' Equity

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stock-holders' equity
(In thousands)	Class A	Class B
Balance at December 31, 2017	$259,383	3,184	(54,375)	26,332	(11,011)	223,513
Accounting standards adopted January 1, 2018(1)	—	—	(4,162)	4,162	—	—
Comprehensive income (loss):
Net income (loss)	—	—	(11,062)	—	—	(11,062)
Unrealized investment gains (losses), net	—	—	—	(28,498)	—	(28,498)
Unrealized gain from held-to-maturity securities transferred to available-for-sale, net	—	—	—	3,370	—	3,370
Total comprehensive income (loss)	—	—	(11,062)	(25,128)	—	(36,190)
Stock-based compensation	410	—	—	—	—	410
Balance at December 31, 2018	259,793	3,184	(69,599)	5,366	(11,011)	187,733
Comprehensive income (loss):
Net income (loss)	—	—	(1,370)	—	—	(1,370)
Unrealized investment gains (losses), net	—	—	—	71,751	—	71,751
Total comprehensive income (loss)	—	—	(1,370)	71,751	—	70,381
Stock-based compensation	1,722	—	—	—	—	1,722
Balance at December 31, 2019	261,515	3,184	(70,969)	77,117	(11,011)	259,836
Accounting standards adopted January 1, 2020(1)	—	—	(395)	—	—	(395)
Comprehensive income (loss):
Net income (loss)	—	—	(10,988)	—	—	(10,988)
Unrealized investment gains (losses), net	—	—	—	51,138	—	51,138
Total comprehensive income (loss)	—	—	(10,988)	51,138	—	40,150
Stock-based compensation	1,354	—	—	—	—	1,354
Balance at December 31, 2020	$262,869	3,184	(82,352)	128,255	(11,011)	300,945
(1)See Note 1 in the Notes to Consolidated Financial Statements for more details.

See accompanying Notes to Consolidated Financial Statements.

December 31, 2020 | 10-K 79

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows

Years Ended December 31, (In thousands)	2020	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$(10,988)	(1,370)	(11,062)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses on sale of investments and other assets	(1,502)	(5,249)	(108)
Net deferred policy acquisition costs	6,964	6,013	11,540
Amortization of cost of insurance acquired	1,816	1,546	2,458
Depreciation	1,423	1,677	1,451
Amortization of premiums and discounts on investments	8,061	12,859	16,998
Stock-based compensation	2,223	2,099	410
Deferred federal income tax expense (benefit)	(402)	1,573	62,633
Change in:
Accrued investment income	1,316	1,014	595
Reinsurance recoverable	(2,057)	(32)	51
Due premiums	1,347	669	(560)
Future policy benefit reserves	29,650	41,479	48,496
Other policyholders' liabilities	11,030	5,387	940
Federal income tax payable	(706)	3,341	(52,079)
Commissions payable and other liabilities	3,702	2,924	3,609
Other, net	(3,043)	(1,707)	(752)
Net cash provided by (used in) operating activities	48,834	72,223	84,620
Cash Flows from Investing Activities:
Sales of fixed maturity securities, available-for-sale	20,537	66,900	38,823
Maturities and calls of fixed maturity securities, available-for-sale	220,397	181,618	65,906
Maturities and calls of fixed maturity securities, held-to-maturity	—	—	20,699
Purchases of fixed maturity securities, available-for-sale	(271,474)	(329,627)	(195,001)
Purchases of equity securities	(4,473)	—	(9)
Principal payments on mortgage loans	9	9	9
Increase in policy loans, net	(1,313)	(1,180)	(7,090)
Sales of other long-term investments and real estate	3,671	6,983	14
Purchases of other long-term investments	(30,256)	(187)	—
Purchases of property and equipment	(221)	(511)	(724)
Sales of property and equipment	11	16	89
Maturities of short-term investments	1,300	9,090	—
Purchases of short-term investments	—	(2,456)	(7,850)
Net cash provided by (used in) investing activities	(61,812)	(69,345)	(85,134)

See accompanying Notes to Consolidated Financial Statements.

December 31, 2020 | 10-K 80

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows

Years Ended December 31, (In thousands)	2020	2019	2018
Cash Flows from Financing Activities:
Annuity deposits	$7,532	6,717	7,265
Annuity withdrawals	(5,759)	(8,505)	(7,323)
Other	(869)	(377)	—
Net cash provided by (used in) financing activities	904	(2,165)	(58)
Net increase (decrease) in cash and cash equivalents	(12,074)	713	(572)
Cash and cash equivalents at beginning of year	46,205	45,492	46,064
Cash and cash equivalents at end of year	$34,131	46,205	45,492

Supplemental Disclosure of Operating Activities:
Cash paid during the year for income taxes	$—	2,200	2,510

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During 2020, 2019 and 2018, various fixed maturity issuers exchanged securities with book values of $9.1 million, $16.8 million and $2.5 million, respectively, for securities of equal value.

The Company recognized right-of-use assets of $12.0 million in exchange for new operating lease liabilities during 2020. The Company accrued purchases of property and equipment of $0.8 million as of December 31, 2020, which is reflected in other liabilities on the Consolidated Balance Sheets and recorded none as of December 31, 2019 and 2018.

The Company also had $5.3 million of unsettled securities trades as of December 31, 2020 and none as of December 31, 2019 and 2018.

See accompanying Notes to Consolidated Financial Statements.

December 31, 2020 | 10-K 81

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements of Citizens, Inc. and its wholly-owned subsidiaries have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP").

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens" or the "Company"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA"), CICA Life Ltd. ("CICA Ltd."), Citizens National Life Insurance Company ("CNLIC"), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Magnolia Guaranty Life Insurance Company ("MGLIC"), and Computing Technology, Inc. ("CTI").  All significant inter-company accounts and transactions have been eliminated.  Citizens and its wholly-owned subsidiaries are collectively referred to as the "Company," "we," "us," or "our".

Our Life Insurance segment operates through CICA Ltd., CICA and CNLIC. Our international life insurance business, which operates through CICA Ltd., issues U.S. dollar-denominated endowment contracts internationally, which are principally accumulation contracts that incorporate an element of life insurance protection and ordinary whole life insurance in U.S. dollar-denominated amounts sold to non-U.S. residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations. Our domestic life insurance business, which operates through CICA and CNLIC, primarily focused on living needs and provided benefits toward accumulating financial benefits for the policyowners throughout the Midwest and southern U.S. until they ceased most domestic sales beginning January 1, 2017.

Our Home Service Insurance segment operates through our subsidiaries SPLIC, MGLIC and SPFIC, and focuses on the life insurance needs of the middle- and lower-income markets, primarily in Louisiana, Mississippi and Arkansas.  Our products in this segment consist primarily of small face amount ordinary whole life, industrial life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs as well as limited liability, named peril property policies covering dwelling and contents.

CTI provides data processing systems and services to the Company.

SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

Investment securities are classified as held-to-maturity ("HTM"), available-for-sale ("AFS") or trading.  Management determines the appropriate classification at the time of purchase.  The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Fixed maturity securities are classified as HTM and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity.  Securities not classified as HTM are classified as AFS and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and are not reported in earnings until realized.  Fixed maturity securities consist primarily of bonds classified as AFS or HTM.  The Company does not classify any fixed maturity securities as trading and, beginning September 30, 2018, the Company no longer classifies any fixed maturity securities as HTM.  Equity securities are measured at fair value beginning January 1, 2018, with the change in fair value recorded through net income. Prior to 2018, changes in equity security fair values were a component of accumulated other comprehensive income.

Unrealized gains (losses) of fixed maturity securities held as AFS are shown as a separate component of stockholders' equity, net of tax, and is a separate component of comprehensive income.

December 31, 2020 | 10-K 82

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Beginning January 1, 2020 in connection with the adoption of a new accounting standard, the Company assesses AFS fixed maturity securities in an unrealized loss position for expected credit losses. First, we assess whether we intend to sell, or it is more likely than not that we will be required to sell, the security before recovery of its amortized cost. If either of the criteria is met, the security's amortized cost is written down to its fair value. For AFS fixed maturity securities that do not meet either criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If management deems a credit loss has occurred, the impairment is recorded through an allowance for credit losses rather than as a write-down. Changes in the allowance for credit losses are recorded through realized investment gains and losses. Any impairment that has not been recorded through an allowance for credit losses is recognized in accumulated other comprehensive income on our consolidated balance sheets. Prior to 2020, the Company evaluated all fixed maturity securities on a quarterly basis, and more frequently when economic conditions warranted additional evaluations, to determine if a write-down should be recorded due to an other-than-temporary impairment ("OTTI"). If an OTTI was required, the write-down was recorded directly to operations and any subsequent recoveries were recorded through net investment income over the remaining life of the security.

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

Real estate held for sale consists of the Citizens Academy training facility located near Austin, Texas. This asset is recorded at fair value, less estimated sales costs and is no longer being depreciated.

Other long-term investments at December 31, 2020, consisted primarily of investments in private equity funds, a Rabbi Trust established for the benefit of the former Chief Executive Officer for the severance payment that was made to him on February 8, 2021, Federal Home Loan Bank ("FHLB") common stock and mortgage loans. We initially estimate the fair value of investments in private equity funds by reference to the transaction price. Subsequently, we obtain the fair value of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are audited annually. Recognition of investment income on these funds is delayed due to the availability of the related financial statements, which are generally obtained from the partnerships' general partners. As a result, our private equity funds are generally reported on a three-month delay.

We are a member of the FHLB of Dallas and such membership requires members to own stock in the FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value.

Mortgage loans on real estate are reported at unpaid principal balances. The Rabbi trust is carried at amortized cost which approximates fair value.

The Company had cash equivalents and fixed maturity securities with an aggregate fair value of $10.8 million and $9.6 million at December 31, 2020 and 2019, respectively, on deposit with various state regulatory authorities to fulfill statutory requirements.

December 31, 2020 | 10-K 83

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

CASH AND CASH EQUIVALENTS

Cash consists of balances on hand and on deposit in banks and financial institutions. Cash equivalents consists of securities whose duration does not exceed 90 days at the date of acquisition.

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

DEFERRED POLICY ACQUISITION COSTS

Acquisition costs consist of commissions and policy issuance, underwriting and agent convention expenses that are directly related to and vary with the successful production of new business are deferred.  These deferred amounts, referred to as deferred policy acquisition costs ("DAC"), are recorded as an asset on the consolidated balance sheets and amortized to income in a systematic manner, based on related contract revenues or gross profits as appropriate.

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

Inherent in the capitalization and amortization of DAC are certain management judgments about what acquisition costs are deferred, the ending asset balance and the annual amortization.  Approximately 93.3% of our capitalized DAC is attributed to first year and renewal excess commissions.  The remaining 6.7% is attributed to costs that vary with and are directly related to the successful acquisition of new insurance business.  Those costs generally include costs related to the production, underwriting and issuance of new business.

December 31, 2020 | 10-K 84

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing on an annual basis, or when an event occurs that might require loss recognition testing. If loss recognition or impairment is necessary, DAC would be written off to the extent that anticipated future premiums and investment income is insufficient to cover expected future policy benefits and expenses. Loss recognition testing that considers, among other things, actual experience and projected future experience calculates the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years.  DAC is evaluated for recoverability using best estimate assumptions.  Based on the results of DAC recoverability testing and loss recognition testing, management believes that our DAC as of the years ended December 31, 2020 and 2019 limits the amount of deferred costs to its estimated recoverable value.

DAC related to investment-oriented products is also adjusted to reflect the effect of unrealized gains or losses on AFS fixed maturity securities with related changes recognized through other comprehensive income (shadow DAC). The adjustment is made at each balance sheet date, as if the securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. Similarly, for long-duration traditional insurance contracts, if the assets supporting the liabilities are in a net unrealized gain position at the balance sheet date, loss recognition testing assumptions are updated to exclude such gains from future cash flows by reflecting the impact of reinvestment rates on future yields. If a future loss is anticipated under this basis, any additional shortfall indicated by loss recognition tests is recognized as a reduction in accumulated other comprehensive income (shadow loss recognition). Similar to other loss recognition on long-duration insurance contracts, such shortfall is first reflected as a reduction in DAC and secondly as an increase in liabilities for future policy benefits. The change in these adjustments, net of tax, is included with the change in net unrealized appreciation of investments that is credited or charged directly to other comprehensive income.

The components of DAC from year to year are summarized as follows:

Years ended December 31, (In thousands)	2020	2019	2018
Balance at beginning of period	$149,249	155,747	167,063
Capitalization of deferred policy acquisition costs	20,475	22,255	22,695
Amortization of deferred policy acquisition costs	(27,439)	(28,268)	(34,235)
Effects of unrealized (gains) losses	(37,372)	(485)	224
Balance at end of period	$104,913	149,249	155,747

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

December 31, 2020 | 10-K 85

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests are based initially on an estimate of the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years.  Management believes that our COIA is recoverable for the years ended December 31, 2020 and 2019.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

COIA relative to purchased blocks of insurance is summarized as follows:

Years ended December 31, (In thousands)	2020	2019	2018
Balance at beginning of period	$13,455	15,225	17,499
Amortization	(1,816)	(1,546)	(2,458)
Change in effects of unrealized (gains) losses on COIA	(98)	(224)	184
Balance at end of period	$11,541	13,455	15,225

December 31, 2020 | 10-K 86

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Estimated amortization of COIA in each of the next five years and thereafter is as follows.  Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.

(In thousands)	Amount
Cost of insurance acquired:
Year:
2021	$760
2022	691
2023	633
2024	582
2025	536
Thereafter	8,823
12,025
Effects of unrealized (gains) losses on COIA	(484)
Total cost of insurance acquired	$11,541

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

Goodwill is tested for impairment on an annual basis or more frequently if indicators of potential impairment exist. The goodwill testing requires us to compare the estimated fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit is lower than its estimated fair value, no further evaluation is required. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment charge is recorded for that excess, limited to the total amount of goodwill allocated to that reporting unit. We have the option of performing an assessment of certain qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value or proceeding directly to a quantitative impairment test. We elected to apply the quantitative assessment for the goodwill in our reporting units within each of our operating segments as of December 31, 2020 and 2019.

We performed our annual goodwill impairment test and the fair value was in excess of the segment's carrying value for the years ended 2020, 2019 or 2018, respectively. As of December 31, 2020, the Company had $12.6 million of goodwill allocated to the Life Insurance segment. We apply significant judgement when determining the estimated fair value of our reporting unit. These judgments incorporate multiple inputs including discounted cash flow calculations based on assumptions that market participants would make in valuing the reporting unit, levels of economic capital, production levels and profitability of new business, pricing changes, spread compression, value of in force, discount rate and earnings projections. Estimates of fair value are inherently uncertain and represent management’s reasonable expectations regarding future developments. Unfavorable changes to assumptions or factors that decrease the fair value and could result in future impairment include, but are not limited to, lower expectations for future sales, higher maintenance expenses, unfavorable mortality, higher discount rates and market-based inputs. Increases in the carrying value of the segment caused by recognition of uncertain tax benefits could also result in future impairment.

December 31, 2020 | 10-K 87

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Goodwill is summarized as follows:

Years ended December 31, (In thousands)	2020	2019	2018
Life Insurance Segment:
Balance at January 1,	$12,624	12,624	12,624
Impairment	—	—	—
Balance at December 31,	$12,624	12,624	12,624

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost less accumulated depreciation.  Depreciation of property and equipment is computed using the straight-line method over the useful lives of the assets, ranging from three to thirty years.

The following is a summary of property and equipment.

December 31, (In thousands)	2020	2019
Property and equipment:
Home office, land and buildings	$4,136	4,136
Furniture and equipment	1,618	881
Electronic data processing equipment and computer software	7,179	8,215
Automobiles	50	91
Real estate and equipment leases (See Note 7)	11,973	1,136
Total property and equipment	24,956	14,459
Accumulated depreciation	(8,644)	(8,555)
Total property and equipment	$16,312	5,904

The Company has several lease agreements for real estate and equipment, such as its corporate home office and several district office locations related to our Home Service Insurance segment. The Company recognizes these lease agreements on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability. The Company uses its estimated incremental borrowing rate, which is derived from information available at lease commencement date, in determining the present value of lease payments.

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

December 31, 2020 | 10-K 88

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

PARTICIPATING POLICIES

At December 31, 2020 and 2019, participating business approximated 60.8% and 62.2% of direct life insurance in force, respectively.

Future policy benefits on participating policies are estimated based on net level premium reserves for death and endowment policy benefits with interest rates ranging from 3.2% to 9.0%, and the cash surrender values described in such contracts.  The scaling rate used for the 2020 portfolio ranged between 3.25% for 1 year and then going up to 4.36% over 20 years and remaining there for the duration.  Earnings and dividends on participating policies are allocated based on policies in force.

Policyholder dividends are determined based on the discretion of the Board of the policy issuing subsidiary.  Policyholder dividends are accrued over the premium paying periods of the insurance contract.

CONTINGENCIES

An estimated loss from a contingency is accrued and charged to results of operations only if both of the following conditions are met:

1.Information available prior to the issuance of the consolidated financial statements indicates that it is probable (virtual certainty is not required) that an asset has been impaired or a liability incurred as of the date of the consolidated financial statements; and
2.The amount of the loss can be reasonably estimated.

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

December 31, 2020 | 10-K 89

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Significant estimates include those used in the evaluation of credit losses on fixed maturity securities, actuarially determined assets and liabilities and assumptions, tests of goodwill impairment, valuation allowance on deferred tax assets, valuation of uncertain tax positions and contingencies relating to litigation and regulatory matters. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the consolidated financial statements.

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

December 31, 2020 | 10-K 90

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

recognized in net income. A qualitative assessment for impairment is required for equity investments without readily determinable fair values. The updated guidance also eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the consolidated financial statements. The Company adopted the updated guidance effective January 1, 2018. The adoption of this guidance resulted in the recognition of $0.6 million of net after-tax unrealized gains on equity investments as a cumulative effect adjustment that decreased retained deficit as of January 1, 2018 and decreased accumulated other comprehensive income ("AOCI") by the same amount. The Company elected to report changes in the fair value of equity investments in realized investment gains (losses), net.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASU allows a reclassification from AOCI to retained earnings of the stranded tax effects that occurred due to the enactment of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The updated guidance was effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which there are items impacted by the Tax Act remaining in AOCI or at the beginning of the period of adoption. The Company adopted the updated guidance effective January 1, 2018 and elected to reclassify the income tax effects of the Tax Act from AOCI to accumulated deficit as of January 1, 2018. This reclassification resulted in an increase in accumulated deficit of $4.7 million as of January 1, 2018 and an increase in AOCI by the same amount. The Company’s accounting policy for the release of stranded tax effects in AOCI is on an aggregate portfolio basis.

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

December 31, 2020 | 10-K 91

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
•Simplifies amortization of DAC. Previous earnings-based amortization methods have been replaced with a more level amortization basis; and
•Requires enhanced disclosures. The new disclosures include rollforwards and information about significant assumptions and the effects of changes in those assumptions.

For calendar-year public companies, the changes will be effective on January 1, 2023, however, early adoption is permitted. The Company is evaluating the impact of this new guidance, and it is expected to have a material impact on our consolidated financial statements.

No other new accounting pronouncement issued or effective during the year had, or is expected to have, a material impact on our consolidated financial statements.

(2) INVESTMENTS

The Company invests primarily in fixed maturity securities, which totaled 89.8% of total cash and invested assets at December 31, 2020.

Carrying Value as of December 31, (In thousands, except for %)	2020	%	2019	%
Cash and invested assets
Fixed maturity securities	$1,489,383	89.8%	$1,377,959	90.2%
Equity securities	22,102	1.3	16,033	1.1
Policy loans	83,318	5.0	82,005	5.4
Real estate and other long-term investments	29,865	1.8	2,956	0.2
Short-term investments	—	—	1,301	0.1
Cash and cash equivalents	34,131	2.1	46,205	3.0
Total cash and invested assets	$1,658,799	100.0%	$1,526,459	100.0%

December 31, 2020 | 10-K 92

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table represents the amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities as of December 31, 2020 and 2019.

December 31, 2020 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,529	1,797	—	11,326
U.S. Government-sponsored enterprises	3,490	1,301	—	4,791
States and political subdivisions	377,462	32,751	548	409,665
Corporate
Financial	204,160	31,000	13	235,147
Consumer	196,648	30,116	245	226,519
Energy	81,223	8,174	536	88,861
All Other	284,209	42,554	82	326,681
Commercial mortgage-backed	225	—	4	221
Residential mortgage-backed	118,144	21,819	—	139,963
Asset-backed	46,295	278	482	46,091
Foreign governments	102	16	—	118
Total fixed maturity securities	$1,321,487	169,806	1,910	1,489,383

December 31, 2019 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,709	1,638	—	11,347
U.S. Government-sponsored enterprises	3,516	1,015	—	4,531
States and political subdivisions	512,239	24,285	240	536,284
Corporate
Financial	169,146	13,094	135	182,105
Consumer	148,575	12,591	464	160,702
Energy	74,315	4,765	115	78,965
All Other	212,714	16,022	420	228,316
Commercial mortgage-backed	1,105	—	5	1,100
Residential mortgage-backed	118,130	12,223	66	130,287
Asset-backed	44,302	11	110	44,203
Foreign governments	102	17	—	119
Total fixed maturity securities	$1,293,853	85,661	1,555	1,377,959
December 31, 2020 | 10-K 93

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Most of the Company's equity securities are diversified stock and bond mutual funds.

Fair Value as of December 31, (In thousands)	2020	2019
Equity securities:
Stock mutual funds	$3,174	3,274
Bond mutual funds	12,354	12,311
Common stock	1,143	134
Non-redeemable preferred stock	281	314
Non-redeemable preferred stock fund	5,150	—
Total equity securities	$22,102	16,033

VALUATION OF INVESTMENTS

AFS fixed maturity securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income. The Company recognized net realized gains of $1.6 million and $1.0 million on equity securities held for the years ended December 31, 2020 and 2019.

The Company monitors all AFS fixed maturity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews.  The Company evaluates whether a credit impairment exists for fixed maturity securities by considering primarily the following factors: (a) changes in the financial condition of the security's underlying collateral; (b) whether the issuer is current on contractually obligated interest and principal payments; (c) changes in the financial condition, credit rating and near-term prospects of the issuer; and (d) the payment structure of the security.  The Company's best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process.  Quantitative review includes information received from third-party sources such as financial statements, pricing and rating changes, liquidity and other statistical information.  Qualitative factors include judgments related to business strategies, economic impacts on the issuer, overall judgment related to estimates and industry factors as well as the Company's intent to sell the security, or if it is more likely than not that the Company would be required to sell a security before recovery of its amortized cost.

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

The Company recorded no credit valuation losses on fixed maturity securities for the year December 31, 2020 and recognized no fixed maturity investment impairments for the year ended December 31, 2019.

December 31, 2020 | 10-K 94

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For fixed maturity security investments that have unrealized losses as of December 31, 2020, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows.

December 31, 2020	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Fixed maturity securities:
Available-for-sale:
States and political subdivisions	$32,487	548	27	—	—	—	32,487	548	27
Corporate
Financial	1,308	13	1	—	—	—	1,308	13	1
Consumer	10,740	230	5	1,667	15	1	12,407	245	6
Energy	6,350	536	8	—	—	—	6,350	536	8
All Other	9,418	82	11	—	—	—	9,418	82	11
Commercial mortgage-backed	221	4	1	—	—	—	221	4	1
Residential mortgage-backed	83	—	1	—	—	—	83	—	1
Asset-backed	26,353	481	26	994	1	1	27,347	482	27
Total fixed maturity securities	$86,960	1,894	80	2,661	16	2	89,621	1,910	82

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

Asset-backed. Our asset-backed securities are primarily collateralized loan obligations. We do not expect to realize any losses for these securities and see the current valuations as a result of general market conditions. All of the active asset-backed securities are rated investment grade.

December 31, 2020 | 10-K 95

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the fair values and gross unrealized losses of fixed maturity securities that are not deemed to have OTTI, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2019.

December 31, 2019	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Fixed maturity securities:
Available-for-sale:
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

We have reviewed the securities in an unrealized loss position for the period ended December 31, 2019 and determined that no OTTI exists that has not been recognized based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases which may be at maturity.

The amortized cost and fair value of fixed maturity securities at December 31, 2020 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

(In thousands)	Amortized Cost	Fair Value
Fixed maturity securities:
Due in one year or less	$15,515	15,726
Due after one year through five years	120,268	129,853
Due after five years through ten years	229,281	253,168
Due after ten years	956,423	1,090,636
Total fixed maturity securities	$1,321,487	1,489,383

The Company had no investments in any one entity which exceeded 10% of stockholders' equity at December 31, 2020 or 2019.  In addition, there were no investments that were non-income producing for the years ended December 31, 2020 or 2019.

December 31, 2020 | 10-K 96

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Major categories of net investment income are summarized as follows:

Years ended December 31, (In thousands)	2020	2019	2018
Gross investment income:
Fixed maturity securities	$54,653	53,860	49,126
Equity securities	816	662	722
Policy loans	6,605	6,451	6,210
Other long-term investments	238	13	15
Other	97	374	409
Total investment income	62,409	61,360	56,482
Investment expenses	(2,212)	(1,829)	(2,277)
Net investment income	$60,197	59,531	54,205

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

Years ended December 31, (In thousands)	2020	2019	2018
Proceeds	$20,537	66,900	38,823
Gross realized gains	$239	2,538	1,301
Gross realized losses	$351	973	653

We sold 29, 68 and 41 fixed maturity securities from our available-for-sale portfolio in 2020, 2019 and 2018, respectively, as part of a repositioning strategy recommended by our asset manager. There were no securities sold from the held-to-maturity portfolio in 2018.

There were no sales of equity securities in 2020, 2019 and 2018.

Realized investment gains (losses) are as follows:

Years ended December 31, (In thousands)	2020	2019	2018
Realized investment gains (losses):
Sales, calls and maturities:
Fixed maturity securities	$(112)	1,927	1,792
Real estate	—	5,513	—
Property and equipment	9	(48)	(80)
Other long-term investments	9	—	—
Realized investment gains (losses)	(94)	7,392	1,712
Change in fair value of equity securities	1,596	962	(828)
Other-than-temporary impairments ("OTTI")
Fixed maturity securities	—	—	(776)
Real estate held for sale	—	(3,105)	—
Realized loss on OTTI	—	(3,105)	(776)
Net realized investment gains (losses)	$1,502	5,249	108

December 31, 2020 | 10-K 97

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During 2019, the Company sold its former corporate office in Austin, Texas for a gross sale price of $7.5 million, resulting in a gain on the sale of $5.5 million. The building was owned by CICA and was included in our Life Insurance segment.

An impairment loss of $3.1 million was recorded in 2019 in our Other Non-Insurance Enterprises segment in connection with reclassifying our Citizens Academy training facility located near Austin, Texas as real estate held for sale. This facility is no longer being used by the Company and is being actively marketed for sale.

(3) FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We hold AFS fixed maturity securities, which are carried at fair value. We also report our equity securities at fair value with changes in fair value reported through the consolidated statements of operations and comprehensive income (loss).

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

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. There were no transfers in or out of Level 3 during the years ended December 31, 2020 and 2019.

December 31, 2020 | 10-K 98

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables set forth our assets that are measured at fair value on a recurring basis as of the dates indicated.

December 31, 2020 (In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Fixed maturity securities available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$11,326	4,791	—	16,117
States and political subdivisions	—	409,665	—	409,665
Corporate	52	877,156	—	877,208
Commercial mortgage-backed	—	221	—	221
Residential mortgage-backed	—	139,963	—	139,963
Asset-backed	—	46,091	—	46,091
Foreign governments	—	118	—	118
Total fixed maturity securities available-for-sale	11,378	1,478,005	—	1,489,383

Equity securities:
Stock mutual funds	3,174	—	—	3,174
Bond mutual funds	12,354	—	—	12,354
Common stock	1,143	—	—	1,143
Non-redeemable preferred stock	281	—	—	281
Non-redeemable preferred stock fund	5,150	—	—	5,150
Total equity securities	22,102	—	—	22,102
Other long-term investments (1)	—	—	—	11,923
Total financial assets	$33,480	1,478,005	—	1,523,408
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet.

December 31, 2020 | 10-K 99

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

December 31, 2019 (In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Fixed maturity securities available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$11,348	4,530	—	15,878
States and political subdivisions	—	536,284	—	536,284
Corporate	52	650,036	—	650,088
Commercial mortgage-backed	—	1,100	—	1,100
Residential mortgage-backed	—	130,287	—	130,287
Asset-backed	—	44,203	—	44,203
Foreign governments	—	119	—	119
Total fixed maturity securities available-for-sale	11,400	1,366,559	—	1,377,959

Equity securities:
Stock mutual funds	3,274	—	—	3,274
Bond mutual funds	12,311	—	—	12,311
Common stock	134	—	—	134
Non-redeemable preferred stock	314	—	—	314
Total equity securities	16,033	—	—	16,033
Total financial assets	$27,433	1,366,559	—	1,393,992

FINANCIAL INSTRUMENTS VALUATION

Fixed maturity securities, available-for-sale.  At December 31, 2020, fixed maturity securities, valued using a third-party pricing source, totaled $1.5 billion for Level 2 assets and comprised 97.0% of total reported fair value of our financial assets. The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades. In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness. There were no Level 3 assets as of December 31, 2020. For the period ended December 31, 2020, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Private equity funds. The Company considers the net asset value ("NAV") to represent the value of the investment fund and is measured by the total value of assets minus the total value of liabilities. The following table includes information related to our investments in private equity funds that calculate NAV per share. For these investments,

December 31, 2020 | 10-K 100

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

which are measured at fair value on a recurring basis, we use the NAV per share to measure fair value. These investments are included in other long-term investments on the consolidated balance sheets.

December 31, 2020		Fair Value Using NAV Per Share	Unfunded Commitments	Life in years
(In thousands, except years)	Description
Private equity funds
Middle market	Investments in privately-originated, performing senior secured debt primarily in North America-based companies	$10,542	$29,783	10
Term liquidity facility	Investments in a facility established by the U.S. Federal Reserve that provides financing to U.S. company market participants for levered asset purchases with a focus on asset-backed, commercial mortgage and collateralized loan obligation markets	1,381	—	3
Late-stage growth	Investments in private late-stage, established companies seeking capital to accelerate growth prior to an IPO or sale	—	16,291	7
Infrastructure	Investments in climate infrastructure assets, focusing on renewable power generation in wind and solar energy	—	17,497	12
Total private equity funds		$11,923	$63,571

Our private equity fund investments are not redeemable because distributions from the funds will be received when the underlying investments of the funds are liquidated. The life spans indicated above may be shortened or extended at the fund manager's discretion, typically in one or two-year increments.

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated financial statements not otherwise disclosed for the periods indicated were as follows:

	December 31, 2020		December 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Policy loans	$83,318	83,318	82,005	82,005
Mortgage loans	157	195	177	210
Short-term investments	—	—	1,301	1,301
Cash and cash equivalents	34,131	34,131	46,205	46,205
Financial liabilities:
Annuity - investment contracts	$60,861	71,547	56,878	60,667

Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at both December 31, 2020 and 2019 and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value

December 31, 2020 | 10-K 101

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

reflected on the consolidated balance sheets.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable. Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

Mortgage loans. Mortgage loans are secured principally by residential properties.  Weighted average interest rates for these loans were approximately 6.4% at both December 31, 2020 and 2019, with maturities ranging from 8 to 19 years.  Management estimated the fair value using an annual interest rate of 6.25% at both December 31, 2020 and 2019. Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Other. The fair value of short-term investments and cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 liabilities, was estimated at December 31, 2020 and 2019 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 0.22% to 2.34% and 1.67% to 3.02%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

The following table summarizes the carrying amounts of other long-term investments.

Years ended December 31, (In thousands)	2020	2019
Other long-term investments:
Private equity funds	$18,135	—
FHLB common stock	190	187
Mortgage loans	157	177
All other investments	8,811	21
Total other long-term investments	$27,293	385

We are a member of the FHLB of Dallas and such membership requires members to own stock in the FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value. Included in all other investments at December 31, 2020 is a Rabbi Trust holding of $8.8 million for the benefit of our former Chief Executive Officer, Geoffrey M. Kolander, representing the severance payment due to him under the terms of his employment agreement in connection with his resignation following a change in control of the Company. Such amount was paid to him in February 2021.

(4) POLICY LIABILITIES AND SHORT DURATION CONTRACTS

Various assumptions used to determine the future policy benefit reserves of life insurance include valuation interest rates, mortality assumptions and withdrawals.

December 31, 2020 | 10-K 102

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents information on changes in the liability for life, accident and health and property policy and contract claims for the years ended December 31, 2020, 2019 and 2018.

Years ended December 31, (In thousands)	2020	2019	2018
Policy claims payable:
Balance at January 1	$8,059	7,614	8,610
Less: reinsurance recoverable	796	511	367
Net balance at January 1	7,263	7,103	8,243
Add claims incurred, related to:
Current year	38,400	26,816	24,793
Prior years	195	543	(197)
	38,595	27,359	24,596
Deduct claims paid, related to:
Current year	29,767	20,629	18,933
Prior years	5,897	6,570	6,803
	35,664	27,199	25,736
Net balance December 31	10,194	7,263	7,103
Plus: reinsurance recoverable	3,012	796	511
Balance at December 31	$13,206	8,059	7,614

The Company experienced unfavorable development in 2020 and 2019 of $0.2 million and $0.5 million, respectively, and favorable development of $0.2 million in 2018. No unusual claims or trends have been noted.

SHORT DURATION CONTRACTS

The Company's short duration contracts consist of credit life and credit disability in the Life Insurance segment and property insurance in the Home Service Insurance segment. The credit insurance lines are an immaterial part of short duration contracts so the following disclosures cover only the property insurance line of business in the Home Service segment.

December 31, 2020 | 10-K 103

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Special Property Insurance (Allied and Fire)

The following table presents incurred claims development as of December 31, 2020, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts. This information is presented for the last five years as these claims rarely pay out over a longer period of time.

						As of December 31, 2020
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance					Total of Incurred but Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
($ In thousands)	2016	2017	2018	2019	2020
Accident Year:	(Unaudited)
2016	$2,071	2,096	2,066	2,062	2,062	—	550
2017		1,761	1,715	1,662	1,663	1	658
2018			1,760	1,621	1,626	2	496
2019				1,760	1,338	9	574
2020					2,804	199	1,405
Total					$9,493

The following table presents paid claims development as of December 31, 2020, net of reinsurance.

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years ended December 31,
(In thousands)	2016	2017	2018	2019	2020
Accident Year:	(Unaudited)
2016	$1,680	2,061	2,061	2,061	2,061
2017		1,359	1,652	1,661	1,661
2018			1,507	1,618	1,623
2019				1,328	1,254
2020					2,154
Total					$8,753
All outstanding liabilities before 2016, net of reinsurance					$—
Liabilities for claims and claim adjustment expenses, net of reinsurance					$743

December 31, 2020 | 10-K 104

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

Years ended December 31, (In thousands)	2020	2019
Net outstanding liabilities:
Special property	$743	437
Other short duration insurance lines	214	147
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	957	584
Reinsurance recoverable on unpaid claims:
Special property	2,955	4
Other short duration insurance lines	57	213
Total reinsurance recoverable on unpaid claims	3,012	217
Insurance lines other than short duration	9,237	7,258
Total gross liability for unpaid claims and claim adjustment expense	$13,206	8,059

The following is supplementary information to the consolidated financial statements about average historical claims duration as of December 31, 2020.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Years	1	2	3	4	5

Special property	86.39%	9.35%	0.28%	—%	—%

(5) REINSURANCE

In the normal course of business, the Company reinsures portions of certain policies that we underwrite to limit disproportionate risks.  During 2020 and 2019, we retained varying amounts of individual insurance up to a maximum retention of $100,000 on any life.  The Company also reinsures 100% of our accidental death benefit rider coverage.  Catastrophe reinsurance is in place for our property policies.  In 2020 and 2019, this reinsurance provided $10.0 million of coverage above a $0.5 million deductible.  In consideration for a reinstatement premium, second event coverage is provided in excess of a $0.5 million deductible up to $10.0 million.  The annual premium was approximately $1.4 million in 2020 and $0.8 million in 2019 and 2018. Our health insurance policies are substantially all reinsured on a 100% coinsurance basis.  We remain contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  We obtain reinsurance from multiple reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers. The ratings by A.M. Best Company range from A (Excellent) to A+ (Superior).

December 31, 2020 | 10-K 105

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Assumed and ceded life reinsurance activity as of December 31, 2020 and 2019 is summarized as follows:

December 31, (In thousands)	2020	2019
Aggregate assumed life insurance in force	$4,615	4,892
Aggregate ceded life insurance in force	$474,792	486,937
Net life insurance in force	$4,141,968	4,246,781

The Company's reinsurance recoverable on ceded reinsurance was $5.8 million and $3.7 million in 2020 and 2019, respectively.  Premiums, claims and surrenders assumed and ceded for all lines of business for these years are summarized as follows:

Years ended December 31, (In thousands)	2020	2019	2018
Premiums from short-duration contracts:
Direct	$6,448	6,804	6,839
Assumed	—	—	—
Ceded	(1,447)	(808)	(804)
Net premiums earned	5,001	5,996	6,035
Premiums from long-duration contracts:
Direct	172,504	180,205	184,722
Assumed	91	99	99
Ceded	(2,267)	(1,953)	(2,996)
Net premiums earned	170,328	178,351	181,825
Total premiums earned	$175,329	184,347	187,860
Claims and surrenders assumed	$174	141	159
Claims and surrenders ceded	$(1,575)	(940)	(705)

During the third and fourth quarters of 2020, SPFIC was impacted by Hurricanes Laura, Delta and Zeta, all of which caused varying levels of damage in Louisiana. The Company has a reinsurance agreement that covers catastrophic events such as these hurricanes. The reinsurance agreement specifies a maximum coverage per event of $10.0 million and a retention level of $0.5 million per event. In consideration for a reinstatement premium, second event coverage is provided in excess of a $0.5 million deductible up to $10.0 million. We have paid the $0.5 million retention in claim amounts for both Laura and Delta and do not believe we will exceed the maximum coverage for either of them; however, any claims in excess of $10.5 million would have to be paid by SPFIC. All claims related to Zeta will be paid by SPFIC. We expect the total of these claims to be less than $0.5 million.

(6) STOCKHOLDERS' EQUITY AND RESTRICTIONS

STOCK

The two authorized classes of our common stock are equal in all respects, except (a) each Class A share is entitled to receive twice the cash dividends paid on a per share basis to the Class B common stock, if any; and (b) the Class B common stock has the exclusive right to elect a simple majority of the Board of Directors of Citizens and the Class A common stock elects the remaining directors.

December 31, 2020 | 10-K 106

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of the change in number of shares of Class A and Class B common stock and treasury stock issued is as follows:

(In thousands)	Common Stock		Treasury
	Class A	Class B	Stock
Balance at December 31, 2017	52,216	1,002	(3,136)
Change	—	—	—
Balance at December 31, 2018	52,216	1,002	(3,136)
Change	149	—	—
Balance at December 31, 2019	52,365	1,002	(3,136)
Change	289	—	—
Balance at December 31, 2020	52,654	1,002	(3,136)

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

Years ended December 31, (In thousands, except per share amounts)	2020	2019	2018
Basic and diluted earnings per share:
Numerator:
Net loss	$(10,988)	(1,370)	(11,062)
Net loss allocated to Class A common stock	$(10,878)	(1,356)	(10,950)
Net loss allocated to Class B common stock	(110)	(14)	(112)
Net loss	$(10,988)	(1,370)	(11,062)
Denominator:
Weighted average shares of Class A outstanding - basic	49,400	49,214	49,080
Weighted average shares of Class A outstanding - diluted	49,938	49,347	49,139
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002	1,002
Total weighted average shares outstanding - basic	50,402	50,216	50,082
Total weighted average shares outstanding - diluted	50,940	50,349	50,141
Basic and diluted loss per share of Class A common stock	$(0.22)	(0.03)	(0.22)
Basic and diluted loss per share of Class B common stock	(0.11)	(0.01)	(0.11)

STATUTORY CAPITAL AND SURPLUS

The table below shows the combined total of all of our domestic insurance subsidiaries' statutory capital and surplus and statutory net income (loss) for life insurance operations and property insurance operations, although these amounts are not all available as dividends to Citizens because only CICA is directly owned by Citizens.  All other domestic subsidiaries are owned by CICA.

Years ended December 31, (In thousands)	2020	2019
Combined statutory capital and surplus
Life insurance operations	$39,633	40,932
Property insurance operations	4,810	6,298
Total combined statutory capital and surplus	$44,443	47,230

December 31, 2020 | 10-K 107

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Years ended December 31, (In thousands)	2020	2019	2018
Combined statutory net income (loss)
Life insurance operations	$9,458	(1,200)	17,872
Property insurance operations	(1,985)	(451)	(269)
Total combined statutory net income (loss)	$7,473	(1,651)	17,603

Generally, the net assets of the domestic insurance subsidiaries available for transfer to their immediate parent are limited to the lesser of the subsidiary's net gain from operations during the preceding year or 10% of the subsidiary's net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities.  Under these practices, total surplus at December 31, 2020 was $39.6 million and net gain from operations was $3.1 million for CICA.  Based upon statutory net gain from operations and surplus of CICA as of and for the year ended December 31, 2020, a $3.1 million dividend could be paid to the Company without prior regulatory approval in 2021.  Payments of dividends in excess of such amounts would generally require approval by regulatory authorities.

CICA, CNLIC, SPLIC, MGLIC and SPFIC have calculated their risk-based capital ("RBC") in accordance with the National Association of Insurance Commissioners' ("NAIC") Model Rule and the RBC rules as adopted by their respective states of domicile. As part of the novation transaction with CICA Ltd., the Company agreed to infuse capital into CICA as required by the Colorado Department of Insurance to maintain CICA's RBC above 350% in any future calendar year-end periods. All insurance subsidiaries exceeded RBC minimum levels at December 31, 2020.

Under the Bermuda Insurance Act 1978, an insurer is prohibited from declaring or paying a dividend if it is in breach of its Enhanced Capital Requirement (“ECR”) or Minimum Margin of Solvency (“MMS”) or if the declaration or payment of such dividend would cause such a breach. Where an insurer fails to meet its MMS on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Bermuda Monetary Authority (the “BMA” or the "Authority"). Insurers are also prohibited from paying a dividend in an amount exceeding 25% of the prior year’s total statutory capital and surplus, unless at least two members of the board of directors and its principal representative sign and submit to the BMA an affidavit attesting that a dividend in excess of this amount would not cause such insurer to fail to meet its relevant margins. In certain instances, the insurer would also be required to provide prior notice to the BMA in advance of the payment of dividends.

In the event that such an affidavit is submitted to the BMA in accordance with the Bermuda Insurance Act, and further subject to CICA Ltd. meeting its MMS and ECR requirements, CICA Ltd. would be permitted to distribute a dividend not exceeding 25% of its prior year's total statutory capital and surplus. Distributions in excess of this amount require the approval of the BMA. Further, CICA Ltd. must obtain the BMA’s prior approval before reducing its total statutory capital as shown in its previous financial year statutory balance sheet by 15% or more. CICA Ltd. is also prohibited from declaring or paying any dividends unless the value of its long-term business assets exceeds its long-term business liabilities, as certified by its approved actuary, by the amount of the dividend and at least the MMS. These restrictions on declaring or paying dividends and distributions under the Bermuda Insurance Act of 1978 are in addition to those under Bermuda’s Companies Act 1981 which apply to all Bermuda companies. Based upon these rules, CICA Ltd. can pay a dividend of $4.5 million without prior regulatory approval in 2021. However, the BMA has requested that CICA Ltd. notify the Authority in advance of any potential dividend payments and any intercompany related payments or transactions.

Years ended December 31, (In thousands)	2020	2019
CICA Ltd. capital and surplus	$158,447	94,322

December 31, 2020 | 10-K 108

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Years ended December 31, (In thousands)	2020	2019	2018

CICA Ltd. net income (loss)	$9,000	7,649	9,100

The BMA established risk-based regulatory capital adequacy and solvency margin requirements for Bermuda insurers that mandate that a Bermuda-domiciled subsidiary’s ECR be calculated by either: (a) Bermuda Solvency Capital Requirement ("BSCR"); or (b) an internal capital model that the BMA has approved for use for this purpose. CICA Ltd. uses the BSCR in calculating its solvency requirements. The Economic Balance Sheet ("EBS") framework is embedded as part of the BSCR and forms the basis of its ECR. CICA Ltd. held capital in excess of the BSCR requirements at December 31, 2020. The BMA is requiring Citizens and CICA Ltd. to enter into a “Keepwell Agreement”, which would encumber certain assets of the Company. The Keepwell Agreement will include a specific target solvency level at which the Company would be required to make a capital injection into CICA Ltd.

On June 10, 2016, the NAIC Executive Committee and Plenary voted to adopt a recommendation for January 1, 2017 as the operative date for the implementation of Principles-Based Reserves (“PBR”) as a national standard for life insurance products. Although this NAIC standard does not change the reserving requirements under U.S. GAAP, it can be significant for many life insurers. PBR replaces the current formulaic approach to determining policy reserves with an approach that more closely reflects the risks of highly complex products. Companies will be expected to develop “right-sized” reserves that better align with their specific product features, their observed actuarial experience, and their overall risk management procedures. PBR was required effective January 1, 2020. The Company filed a request for PBR exemption with the various state Departments of Insurance since all of our domestic insurance subsidiaries met the small company exemption outlined in the NAIC Valuation Manual, VM-20, for principle-based reserving.

(7) COMMITMENT AND CONTINGENCIES

QUALIFICATIONS OF LIFE PRODUCTS

We have previously reported that a portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. Further, we have determined that the structure of our policies sold to non-U.S. persons, which were novated to CICA Ltd. effective July 1, 2018, may have inadvertently generated U.S. source income over time, which subjected the Company to certain tax withholding and information reporting requirements under Chapters 3 or 4 of the IRC. For the novated policies sold to non-U.S. persons, we expect to settle any liabilities with the Internal Revenue Service ("IRS") related to tax withholding and information reporting failures. The Company has continued to refine its estimate of the tax, penalty and interest exposure and expenses related to these tax issues, as described below for the current reporting period. The products have been and continue to be appropriately reported as life insurance under U.S. GAAP for financial reporting.

To remediate the noncompliance matter for the novated policies sold to non-U.S. persons as described above, the Company submitted withholding tax returns to the IRS in December 2019, followed by amended returns in August 2020. These withholding tax returns establish a total tax liability for calendar years 2014 through 2019 ("the covered period") of $7.3 million for a failure to withhold tax and report the U.S. source income generated by the novated policies, plus interest through August 28, 2020 in the amount of $0.7 million.

To date, the Company has paid $8.0 million to the IRS for the covered period, $6.0 million of which was paid during 2020.

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

December 31, 2020 | 10-K 109

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

CONTRACTUAL OBLIGATIONS

The Company leases home office space in Austin, Texas for Citizens and in Bermuda for CICA Ltd. as well as several district office locations related to our Home Service Insurance segment across Louisiana, Mississippi and Arkansas, which are classified as operating leases. Certain operating leases include renewal options that extend the lease term. The exercise of lease renewal options is at our sole discretion when it is reasonably certain that we will exercise such option. The Company also has a minimal amount of finance leases regarding equipment. Leases with an initial term of 12 months or less are immaterial to the consolidated financial statements and are recognized as lease expense on a straight-line basis over the lease term and not recorded on the consolidated financial statements.

The table below summarizes the number of weighted-average years remaining in our operating lease liabilities as of December 31, 2020.

(In years)	Lease Term

Weighted-average remaining lease term
Operating leases	9.9

December 31, 2020 | 10-K 110

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Maturities of our remaining operating lease liabilities as of December 31, 2020 are as follows.

(In thousands)	Operating Lease Payments
Maturity of operating lease liabilities
2021	$1,430
2022	1,272
2023	1,271
2024	1,302
2025	1,335
After 2025	6,936
Total operating lease payments	13,546
Interest expense	(1,577)
Present value of operating lease liabilities	$11,969

We recorded the lease right-of-use asset in Other Assets and the lease liability in Other Liabilities using a weighted average discount rate of 4.19%. Cash payments related to the operating lease liabilities were $1.3 million and $1.6 million for the years ended December 31, 2020 and 2019 and were reported in operating cash flows.

In January 2019, the Company entered into a long-term lease agreement with an unrelated party for its new home office in Austin, Texas. The Company recognized the related lease right-of-use asset and liability of $11.9 million during the second quarter of 2020 and moved into its new home office in November 2020.

The Company does not engage in lease agreements among related parties.

As of December 31, 2020, CICA Ltd. is committed to fund investments up to $68.6 million related to private equity funds. We also paid $8.8 million to our former Chief Executive Officer, Geoffrey Kolander, in February 2021 representing the severance payments due to him under the terms of his employment agreement in connection with his resignation following a change in control of the Company.

(8) SEGMENT AND OTHER OPERATING INFORMATION

The Company has two reportable segments:  Life Insurance and Home Service Insurance. Our Life Insurance segment primarily issues endowment contracts, which are principally accumulation contracts that incorporate an element of life insurance protection and ordinary whole life insurance, to non-U.S. residents through CICA Ltd.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional coverage and annuity benefits to enhance accumulations. CICA and CNLIC issued ordinary whole-life, credit life and disability and accident and health related policies, throughout the Midwest and southern U.S. until they ceased most domestic sales beginning January 1, 2017.

Our domestic Home Service Insurance segment operates through our subsidiaries SPLIC, MGLIC and SPFIC, and focuses on the life insurance needs of the middle- and lower-income markets, primarily in Louisiana, Mississippi and Arkansas.  Our policies are sold and serviced through over 175 funeral homes and 240 independent agents who sell policies, collect premiums and service policyholders.  To a lesser extent, our Home Service Insurance segment sells limited liability, named peril property policies covering dwelling and contents.

The Life Insurance and Home Service Insurance portions of the Company constitute separate businesses. In addition to the Life Insurance and Home Service Insurance business, the Company also operates other non-insurance portions of the Company ("Other Non-Insurance Enterprises"), which primarily include the Company’s IT and Corporate-support functions that are included in the tables presented below to properly reconcile the segment information with the consolidated financial statements of the Company.

December 31, 2020 | 10-K 111

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The accounting policies of the reportable segments and Other Non-Insurance Enterprises are presented in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies.  The Company evaluates profit and loss performance based on U.S. GAAP net income before federal income taxes for its two reportable segments.

The Company's Other Non-Insurance Enterprises represents the only difference between segments and reported consolidated operations.

Year ended December 31, 2020 (In thousands)	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Revenues:
Premiums
Life insurance	$128,900	41,428	—	170,328
Accident and health insurance	301	718	—	1,019
Property insurance	—	3,982	—	3,982
Net investment income	45,885	13,051	1,261	60,197
Realized investment gains (losses), net	1,340	223	(61)	1,502
Other income	1,806	19	3	1,828
Total revenue	178,232	59,421	1,203	238,856
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	93,813	27,332	—	121,145
Increase in future policy benefit reserves	25,825	4,098	—	29,923
Policyholders' dividends	5,554	33	—	5,587
Total insurance benefits paid or provided	125,192	31,463	—	156,655
Commissions	17,944	14,125	—	32,069
Other general expenses	16,323	17,402	19,944	53,669
Capitalization of deferred policy acquisition costs	(15,568)	(4,907)	—	(20,475)
Amortization of deferred policy acquisition costs	23,987	3,452	—	27,439
Amortization of cost of insurance acquired	460	1,356	—	1,816
Total benefits and expenses	168,338	62,891	19,944	251,173
Income (loss) before income tax expense	$9,894	(3,470)	(18,741)	(12,317)
December 31, 2020 | 10-K 112

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Year ended December 31, 2019 (In thousands)	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Revenues:
Premiums
Life insurance	$136,941	41,410	—	178,351
Accident and health insurance	725	658	—	1,383
Property insurance	—	4,613	—	4,613
Net investment income	44,779	13,058	1,694	59,531
Realized investment gains (losses), net	6,795	1,470	(3,016)	5,249
Other income	1,412	4	2	1,418
Total revenue	190,652	61,213	(1,320)	250,545
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	82,964	23,863	—	106,827
Increase in future policy benefit reserves	39,873	1,839	—	41,712
Policyholders' dividends	6,004	36	—	6,040
Total insurance benefits paid or provided	128,841	25,738	—	154,579
Commissions	20,128	14,094	—	34,222
Other general expenses	23,012	19,517	5,911	48,440
Capitalization of deferred policy acquisition costs	(17,448)	(4,807)	—	(22,255)
Amortization of deferred policy acquisition costs	23,832	4,436	—	28,268
Amortization of cost of insurance acquired	492	1,054	—	1,546
Total benefits and expenses	178,857	60,032	5,911	244,800
Income (loss) before income tax expense	$11,795	1,181	(7,231)	5,745

December 31, 2020 | 10-K 113

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Year ended December 31, 2018 (In thousands)	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Revenues:
Premiums
Life insurance	$140,566	41,259	—	181,825
Accident and health insurance	580	638	—	1,218
Property insurance	—	4,817	—	4,817
Net investment income	39,985	13,125	1,095	54,205
Realized investment gains (losses), net	358	(46)	(204)	108
Other income (loss)	1,833	(1)	1	1,833
Total revenue	183,322	59,792	892	244,006
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	69,149	21,954	—	91,103
Increase in future policy benefit reserves	43,671	4,276	—	47,947
Policyholders' dividends	6,316	46	—	6,362
Total insurance benefits paid or provided	119,136	26,276	—	145,412
Commissions	20,079	14,883	—	34,962
Other general expenses	18,718	20,435	8,479	47,632
Capitalization of deferred policy acquisition costs	(17,194)	(5,501)	—	(22,695)
Amortization of deferred policy acquisition costs	29,915	4,320	—	34,235
Amortization of cost of insurance acquired	583	1,875	—	2,458
Total benefits and expenses	171,237	62,288	8,479	242,004
Income (loss) before income tax expense	$12,085	(2,496)	(7,587)	2,002

The table below summarizes assets by segment.

December 31, (In thousands)	2020	2019
Assets:
Life Insurance	$1,381,723	1,284,844
Home Service Insurance	385,931	391,366
Other Non-Insurance Enterprises	75,766	68,726
Total assets	$1,843,420	1,744,936

December 31, 2020 | 10-K 114

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

GEOGRAPHIC INFORMATION

The following table sets forth, by country, the Company's annual total of earned premiums from geographic area for the years indicated:

Years ended December 31, (In thousands)	2020	2019	2018
Area:
United States	$52,667	53,656	53,836
Colombia	25,783	26,768	27,605
Venezuela	19,956	22,353	24,783
Taiwan	19,078	19,403	18,888
Ecuador	13,301	14,198	15,187
Argentina	9,175	10,069	9,960
Other foreign countries	38,993	40,562	41,302
Net reinsurance	(3,624)	(2,662)	(3,701)
Total premiums	$175,329	184,347	187,860

(9) INCOME TAXES

CICA Ltd., a wholly-owned subsidiary of Citizens, is considered a controlled foreign corporation for federal income tax purposes. As a result, the insurance activity of CICA Ltd. is subject to Subpart F of the IRC and is included in Citizens’ taxable income and due to the 0% enacted tax rate in Bermuda there are no deferred taxes recorded for CICA Ltd.'s temporary differences. For the years ended December 31, 2020, 2019 and 2018, the Subpart F income inclusion generated $2.2 million, $5.9 million and $18.4 million of federal income tax expense, respectively.

December 31, 2020 | 10-K 115

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation between the U.S. corporate income tax rate and the effective income tax rate is as follows:

Years ended December 31, (In thousands, except for %)	2020	%	2019	%	2018	%
Expected tax expense (benefit)	$(2,586)	21.0%	$1,186	21.0%	$420	21.0%
Foreign income tax rate differential	(1,817)	14.8	(1,562)	(27.7)	(8,133)	(406.3)
Tax-exempt interest and dividends-received deduction	(146)	1.2	(145)	(2.6)	(227)	(11.3)
Adjustment of prior year taxes	194	(1.6)	(99)	(1.8)	113	5.6
Effect of uncertain tax position	1	—	1,148	20.3	2,612	130.5
Nondeductible costs to remediate tax compliance issue	(620)	5.0	(27)	(0.5)	(366)	(18.3)
Compensation limitation under 162(m) and 280 (g)	2,386	(19.4)	480	8.5	53	2.6
Subpart F income	2,217	(18.0)	5,853	103.6	18,403	919.2
Rate differential on net operating loss carryback claim	(999)	8.1	—	—	—	—
Tax reform re-measurement	—	—	—	—	68	3.4
Other	41	(0.3)	281	5.2	121	6.2
Total federal income tax expense (benefit)	$(1,329)	10.8%	$7,115	126.0%	$13,064	652.6%

Income tax expense (benefit) consists of:

Years ended December 31, (In thousands)	2020	2019	2018
Current	$(927)	5,542	(49,569)
Deferred	(402)	1,573	62,633
Total income tax expense (benefit)	$(1,329)	7,115	13,064

December 31, 2020 | 10-K 116

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The components of deferred federal income taxes are as follows:

December 31, (In thousands)	2020	2019
Deferred tax assets:
Future policy benefit reserves	$2,657	2,641
Net operating and capital loss carryforwards	1,395	230
Accrued policyholder dividends and expenses	124	—
Investments	147	702
Deferred intercompany loss	2,002	3,539
Accrued compensation	513	—
Lease liability	2,514	238
Other	584	700
Total gross deferred tax assets	9,936	8,050
Deferred tax liabilities:
DAC, COIA and intangible assets	(8,693)	(8,417)
Unrealized gains on investments available-for-sale	(4,522)	(7,300)
Tax reserves transition liability	(3,736)	(4,483)
Right-of-use lease asset	(2,514)	(238)
Other	(35)	(40)
Total gross deferred tax liabilities	(19,500)	(20,478)
Net deferred tax liability	$(9,564)	(12,428)

A summary of the changes in the components of deferred federal and state income taxes is as follows:

December 31, (In thousands)	2020	2019
Deferred federal and state income taxes:
Balance January 1,	$(12,428)	(5,709)
Deferred tax benefit (expense)	402	(1,573)
Investments available-for-sale	2,774	(5,129)
Effects of unrealized gains on DAC, COIA and reserves	(391)	(17)
Adoption of ASU 2016-13	79	—
Balance December 31,	$(9,564)	(12,428)

The Company and our subsidiaries have net operating loss carryforwards of $6.6 million at December 31, 2020 which will begin expiring in 2036. MGLIC joined the Company's consolidated tax return filing group in 2020 and had a $1.1 million net operating loss carryforward at January 1, 2020, which will begin expiring in 2036.   The MGLIC net operating losses were incurred while it was owned by the Company; thus, there will be no IRC Section 382 limit on the utilization of these net operating losses.

The Company and our subsidiaries had no capital loss carryforwards at December 31, 2020.

At December 31, 2020 and 2019, we determined that as a result of our taxable capital gain income in carryback periods, the expected reversal of existing deferred tax liabilities, and tax planning strategies, it was more likely than not that the deferred tax assets would be realized. Thus, the Company holds no valuation allowance in operations or other comprehensive income at December 31, 2020 and 2019.

December 31, 2020 | 10-K 117

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company recognizes only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority.

A reconciliation of unrecognized tax benefits is as follows:

Years ended December 31, (In thousands)	2020	2019	2018
Balance at January 1,	$45,989	44,841	95,831
Additions for tax positions of prior years	1	1,148	2,268
Reductions for tax positions of prior years	—	—	(53,258)
Balance December 31,	$45,990	45,989	44,841

This unrecognized tax benefit is reported net in current federal income tax payable on the consolidated balance sheets. Included in these amounts are $9.9 million, $9.9 million and $8.8 million of interest expense with respect to unrecognized tax benefits as of December 31, 2020, 2019 and 2018, respectively.

The Company’s unrecognized tax benefits at December 31, 2020 would affect the effective tax rate if recognized. The Company believes it is reasonably possible that all but $1.0 million of the total amount of uncertain tax benefits will decrease within the next twelve months.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.  In the consolidated statements of operations and comprehensive income (loss), the amount of interest expense recorded was $0.0 million, $1.1 million and $2.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating losses incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As a result of the CARES Act, it is anticipated that the Company will be able to claim a net refund for $1.0 million of taxes paid in preceding years. The financial statements have been updated to reflect the benefit of the anticipated carryback claim accordingly.

The Consolidated Appropriations Act (the "CAA") was enacted on December 27, 2020. The Company does not expect the CAA to have a material impact on the financial statements and will continue to analyze.

The Company's Federal income tax return is filed on a consolidated basis with the following entities:

Citizens, Inc.
CICA Life Insurance Company of America
Citizens National Life Insurance Company
Magnolia Guaranty Life Insurance Company
Security Plan Life Insurance Company
Security Plan Fire Insurance Company
Computing Technology, Inc.

The method of allocation among companies is subject to a written tax sharing agreement, approved by the Board of Directors, whereby allocation is made primarily on a separate return basis pursuant to the wait-and-see method.  Under this method, consolidated group members are not given current credit or refunds for net operating losses until taxable income on a separate return basis is generated. Intercompany tax balances are settled at least annually.

The Company and our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various U.S. states.  None of our subsidiaries are subject to examination by U.S. tax authorities for years prior to 2017.

December 31, 2020 | 10-K 118

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10) OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% in 2020, 2019 and 2018, as indicated below.

(In thousands)	Amount	Tax Effect	Total
Year ended December 31, 2020
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$84,010	(6,044)	77,966
Reclassification adjustment for (gains) losses included in net income	111	(23)	88
Effects on DAC	(37,372)	8,872	(28,500)
Effects on COIA	(98)	21	(77)
Effects on unearned revenue reserves	2,102	(441)	1,661
Other comprehensive income (loss)	$48,753	2,385	51,138
Year ended December 31, 2019
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$78,744	(5,535)	73,209
Reclassification adjustment for (gains) losses included in net income	(1,927)	405	(1,522)
Effects on DAC	(484)	102	(382)
Effects on COIA	(224)	47	(177)
Effects on unearned revenue reserves	789	(166)	623
Other comprehensive income (loss)	$76,898	(5,147)	71,751
Year ended December 31, 2018
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$(34,357)	6,520	(27,837)
Reclassification adjustment for (gains) losses included in net income	(953)	200	(753)
Unrealized gain from held-to-maturity transferred to available-for-sale	3,588	(218)	3,370
Effects on DAC	223	(123)	100
Effects on COIA	184	(87)	97
Effects on unearned revenue reserves	(277)	172	(105)
Other comprehensive income (loss)	$(31,592)	6,464	(25,128)

(11) STOCK COMPENSATION

In 2020, 2019 and 2018, the Company's Board of Directors approved awards of restricted stock units under the Citizens, Inc. Omnibus Incentive Plan for non-employee directors and the executive management team. Vesting of the units is subject to the recipient’s continued service or employment with the Company through the applicable vesting date, which is one year for directors and two years for employees. In addition, the Board also approved equity grants for other employees with a delegation to the President and Chief Executive Officer to determine the participant and values to be awarded. There are three million shares that may be granted under the plan.

December 31, 2020 | 10-K 119

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides a rollforward of restricted stock activity:

Restricted Stock Units	Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Fair Value (1)
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2018	119	$7.19	1.32	$854
Granted	446	7.20		3,212
Less:
Vested	201	7.36		1,479
Forfeited	89	7.17		640
Outstanding at December 31, 2019	275	7.09	0.50	1,947
Granted	350	6.59		1,948
Less:
Vested	435	6.65		2,753
Forfeited	—	7.18		—
Outstanding at December 31, 2020	190	$6.03	0.88	$1,142
(1) Fair value per share of restricted stock units was equal to Grant Date fair value per share, which was calculated based on the closing price of the Company's Class A common stock on the NYSE on the grant date, in accordance with ASC Topic 718.

As of December 31, 2020, we recognized $2.4 million of expense, while $0.5 million was unrecognized and is expected to be amortized up to 1.30 years.

Restricted stock unit awards give the participant the right to receive common stock in the future, subject to certain restrictions and a risk of forfeiture. Forfeitures are recognized in the period they occur. Compensation expense of $2.2 million, $2.1 million and $0.4 million was recognized as of December 31, 2020, 2019 and 2018, respectively, related to these awards.

Under the terms of an employment agreement in connection with his resignation following a change in control of the Company, all of the outstanding restricted stock units granted to our former Chief Executive Officer, Geoffrey Kolander, immediately vested during 2020.

(12) BENEFIT PLANS

The Company sponsors a defined contribution retirement plan.  The plan was initially established as the Citizens, Inc. Profit Sharing Plan and was restated as the Citizens, Inc. 401(k) Retirement and Profit Sharing Plan effective March 1, 2016. There have been no profit sharing contributions since 2014.

On January 1, 2019, the 401(k) plan was amended to allow employees who have completed three months of service to participate in the plan. Prior to that date, a year of service was required before participation. Contributions are made by employees and the Company provides a matching contribution based upon the employee's level of contribution. The Company's expense was $0.8 million, $0.8 million and $0.7 million in 2020, 2019 and 2018, respectively.

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

December 31, 2020 | 10-K 120

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(13) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. A reinsurance assumption and novation transaction was completed effective July 1, 2018 between CICA and CICA Ltd. to transfer the international policies from CICA to CICA Ltd., the newly formed Bermuda entity. There were no changes related to these relationships during the year ended December 31, 2020.

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

RESIGNATION OF CHIEF EXECUTIVE OFFICER

On July 29, 2020, following the change in control of the Company, Mr. Kolander notified the Company of his intention to resign from his position as Chief Executive Officer and President and as a member of the Board of Directors, and terminated the Employment Agreement by and between the Company and Mr. Kolander dated January 1, 2019 (the “2019 Employment Agreement”). Pursuant to Sections 1(e) and 6(g) of the 2019 Employment Agreement, Mr. Kolander terminated the 2019 Employment Agreement due to a “change in control,” which occurred upon the regulatory approval of the transfer of the Company’s Class B Shares from the Trust to the Foundation. Mr. Kolander’s resignation and separation from employment and a member of the Board of Directors was effective August 5, 2020.

In connection with Mr. Kolander’s resignation and separation from employment, Mr. Kolander signed a Chief Executive Officer Separation of Service and Consulting Agreement (the “Separation and Consulting Agreement”) with the Company and the Release attached as Exhibit “A” thereto, each dated July 29, 2020. Because Mr. Kolander signed the Release, pursuant to Sections 6(g) and (h) of the 2019 Employment Agreement, Mr. Kolander was entitled to the cash severance amount set forth in Sections 6(g) and (h) of the 2019 Employment Agreement (which equaled $8.8 million), less required withholdings and deductions. Additionally, all outstanding Restricted Stock Units held by Mr. Kolander were fully vested on August 5, 2020. In accordance with the 2019 Employment Agreement, the cash severance amount was paid on February 8, 2021. These amounts were expensed in 2020.

To assist in the orderly transition of his duties and responsibilities, Mr. Kolander entered into the Separation and Consulting Agreement with the Company. Under the Separation and Consulting Agreement, Mr. Kolander agreed to provide leadership transition guidance and business continuity assistance to the Company as a consultant after the separation date through March 9, 2021. Mr. Kolander provided no more than 14 hours of consulting services per week at a rate of $14,000 per week. The above summary of the Separation and Consulting Agreement is qualified by reference in its entirety to the Separation and Consulting Agreement, which was filed as an exhibit to our Current Report on Form 8-K filed on July 30, 2020.

APPOINTMENT OF INTERIM CHIEF EXECUTIVE OFFICER

On July 29, 2020, the Board of Directors appointed Gerald W. Shields, a member of the Company’s Board of Directors, as Interim Chief Executive Officer, which became effective upon Mr. Kolander’s separation from employment. Following his appointment, Mr. Shields continues to serve as Vice Chairman of the Board of Directors,

December 31, 2020 | 10-K 121

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

but stepped down from the Audit Committee, the Compensation Committee and the Executive Committee as of such date.

(14) QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table contains selected unaudited financial data for each quarter.

(In thousands, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2020
Revenues	$64,968	59,825	58,341	55,722
Benefits and expenses	67,317	67,996	57,903	57,957
Federal income tax expense (benefit)	(3,887)	(256)	1,465	1,349
Net income (loss)	1,538	(7,915)	(1,027)	(3,584)
Net income (loss) available to common shareholders	1,538	(7,915)	(1,027)	(3,584)
Basic & Diluted earnings (losses) per share of Class A common stock	0.03	(0.16)	(0.02)	(0.07)
Basic & Diluted earnings (losses) per share of Class B common stock	0.01	(0.07)	(0.01)	(0.04)

(In thousands, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2019
Revenues	$69,806	61,467	56,866	62,406
Benefits and expenses	64,878	59,335	60,189	60,398
Federal income tax expense (benefit)	(23)	86	1,242	5,810
Net income (loss)	4,951	2,046	(4,565)	(3,802)
Net income (loss) available to common shareholders	4,951	2,046	(4,565)	(3,802)
Basic & Diluted earnings (losses) per share of Class A common stock	0.10	0.04	(0.09)	(0.08)
Basic & Diluted earnings (losses) per share of Class B common stock	0.05	0.02	(0.04)	(0.04)

(15) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued.

On February 6, 2021, Baylor University and Southwestern Baptist Theological Seminary, the two sole charitable beneficiaries of the Foundation (the “Foundation Beneficiaries”) gained control of the Foundation and entered into a Mutual Agreement for Compromise, Settlement and Release with the Company and its individual directors (the “Foundation Settlement Agreement”) to resolve the litigation that had been filed by the Foundation against the Company and its eight individual board members captioned Harold E. Riley Foundation v. Claus, et al. in the District Court (the “Colorado Court”) for Arapahoe County, Colorado (the “Colorado Litigation”). On February 10, 2021, the Colorado Court entered an order granting final approval of the Foundation Settlement Agreement.

The Foundation Settlement Agreement, among other things, provided for certain governance arrangements, including certifying the Company's board membership as it existed as of August 12, 2020, as well as the repurchase by the Company of all of the Company's shares of Class B common stock held by the Foundation.

December 31, 2020 | 10-K 122

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On February 5, 2021, the Company also entered into a Mutual Agreement for Compromise, Settlement and Release (the “Hughes-Hott-Boto Settlement Agreement”) with Michael C. Hughes, Charles W. Hott and David A. Boto as officers or trustees of the Foundation. The Hughes-Hott-Boto Settlement Agreement dismissed the counterclaims and third-party claims in the Colorado Litigation filed by the Company and resolved potential claims which could have been made against the Foundation, Mr. Hott, Mr. Hughes and Mr. Boto.

On February 6, 2021, pursuant to the Foundation Settlement Agreement, the Company entered into an agreement with the Foundation to purchase all of the Company's shares of Class B common stock for a purchase price of $9.1 million (the “B Share Transaction”). The Company and the Foundation are seeking the required regulatory approvals in order to consummate the Class B Share Transaction. On March 5, 2021, the Company paid the purchase price to the Foundation to hold in escrow until such regulatory approvals are obtained.

December 31, 2020 | 10-K 123

CITIZENS, INC.	FINANCIAL SCHEDULES

Schedule II Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Balance Sheets
December 31, (In thousands)	2020	2019

Assets
Investment in subsidiaries (1)	$231,992	191,869
Fixed maturity securities available-for-sale, at fair value	42,202	50,491
Equity securities, at fair value	1,347	1,167
Real estate held-for-sale	2,571	2,571
Other long-term investments	8,790	—
Short-term investments	—	1,301
Cash	3,102	10,829
Accrued investment income	471	535
Accounts receivable from subsidiaries (1)	4,911	4,770
Property and equipment, net	12,666	817
Other assets	3,183	552
Total assets	$311,235	264,902
Liabilities and Stockholders' Equity
Liabilities:
Accrued expense and other liabilities	$10,290	5,066
Total liabilities	$10,290	5,066
Stockholders' equity:
Common stock:
Class A	$262,869	261,515
Class B	3,184	3,184
Accumulated deficit	(82,352)	(70,969)
Unrealized investment gains on securities held by parent and subsidiaries, net of tax	128,255	77,117
Treasury stock	(11,011)	(11,011)
Total stockholders' equity	300,945	259,836
Total liabilities and stockholders' equity	$311,235	264,902
 (1) Eliminated in consolidation.

Note to Schedule II:

Citizens, Inc.'s investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The Company includes in its Statement of Operations and Comprehensive Income (Loss) dividends from its subsidiaries and equity in income (loss) of consolidated subsidiaries, which represents the net income (loss) of each of its wholly-owned subsidiaries.

December 31, 2020 | 10-K 124

CITIZENS, INC.	FINANCIAL SCHEDULES

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, (In thousands)	2020	2019	2018
Comprehensive income (loss):
Revenues:
Management service fees (1)	$32,828	43,694	43,323
Investment income	11,253	1,685	1,086
Other	3	2	1
Realized investment gains (losses)	(62)	(3,013)	(196)
Total revenues	44,022	42,368	44,214
Expenses:
General expenses	49,747	46,020	44,009
Taxes, licenses and fees	189	146	761
Total expenses	49,936	46,166	44,770
Income (loss) before federal income tax expense (benefit) and equity in income (loss) of consolidated subsidiaries	(5,914)	(3,798)	(556)
Federal income tax expense (benefit)	(5,583)	(4,491)	(185)
Income (loss) before equity in income (loss) of consolidated subsidiaries	(331)	693	(371)
Equity in income (loss) of consolidated subsidiaries	(10,657)	(2,063)	(10,691)
Net loss	(10,988)	(1,370)	(11,062)
Other comprehensive income (loss)	51,138	71,751	(25,128)
Total comprehensive income (loss)	$40,150	70,381	(36,190)
 (1) Eliminated in consolidation.

Note to Schedule II:

Citizens, Inc.'s investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The Company includes in its Statement of Operations and Comprehensive Income (Loss) dividends from its subsidiaries and equity in income (loss) of consolidated subsidiaries, which represents the net income (loss) of each of its wholly-owned subsidiaries.

December 31, 2020 | 10-K 125

CITIZENS, INC.	FINANCIAL SCHEDULES

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Cash Flows
Years ended December 31, (In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(10,988)	(1,370)	(11,062)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment losses (gains), net	62	3,013	196
Equity in loss (income) of consolidated subsidiaries	10,657	2,063	10,691
Change in accrued expenses and other liabilities	11,629	(6,530)	(2,036)
Change in federal income tax payable	(17,647)	—	—
Deferred federal income tax expense (benefit)	79	—	—
Amortization of premiums and discounts on investments	535	496	567
Depreciation	133	267	356
Change in accrued investment income	64	(5)	(46)
Stock-based compensation	2,223	2,099	—
Decrease (increase) in receivable from subsidiaries and other assets	(141)	1,101	382
Other, net	(3,896)	(248)	22
Net cash provided by (used in) operating activities	(7,290)	886	(930)
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(4,628)	(12,970)	(11,871)
Maturities of fixed maturity securities, available-for-sale	7,114	691	7,160
Purchase of equity securities	(250)	—	—
Sales of fixed maturity securities, available-for-sale	5,735	4,268	1,366
Sales of property and equipment	11	14	103
Purchases of other long-term investments	(8,790)	—	—
Purchases of property and equipment	(60)	(85)	(60)
Purchases of short-term investments	—	(2,456)	(7,850)
Maturities of short-term investments	1,300	9,090	—
Net cash provided by (used in) investing activities	432	(1,448)	(11,152)
Cash flows from financing activities:
Other	(869)	(377)	—
Net cash provided by (used in) financing activities	(869)	(377)	—
Net increase (decrease) in cash	(7,727)	(939)	(12,082)
Cash at beginning of year	10,829	11,768	23,850
Cash at end of year	$3,102	10,829	11,768

Note to Schedule II:

Citizens, Inc.'s investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The Company includes in its Statement of Operations and Comprehensive Income (Loss) dividends from its subsidiaries and equity in income (loss) of consolidated subsidiaries, which represents the net income (loss) of each of its wholly-owned subsidiaries.

December 31, 2020 | 10-K 126

CITIZENS, INC.	FINANCIAL SCHEDULES

Schedule III Consolidated Supplementary Insurance Information
Years ended December 31, (In thousands)	2020	2019
Deferred policy acquisition costs:
Life Insurance	$94,771	111,461
Home Service Insurance	10,142	37,788
Total consolidated deferred policy acquisition costs	$104,913	149,249
Future policy benefit reserves and policy claims payable:
Life Insurance	$1,052,638	1,025,128
Home Service Insurance	286,056	279,099
Total consolidated future policy benefit reserves and policy claims payable	$1,338,694	1,304,227
Unearned premiums:
Life Insurance	$1,446	1,145
Home Service Insurance	262	224
Total consolidated unearned premiums	$1,708	1,369
Other policy claims and benefits payable:
Life Insurance	$92,758	87,359
Home Service Insurance	1,922	1,777
Total consolidated other policy claims and benefits payable	$94,680	89,136

December 31, 2020 | 10-K 127

CITIZENS, INC.	FINANCIAL SCHEDULES

For the Company's short duration contracts (property), written premium is not materially different from earned premium, therefore only earned premiums are detailed in Schedule IV.

Schedule IV Consolidated Statement of Reinsurance
(In thousands)	Direct Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	% of Amount Assumed to Net
Year ended December 31, 2020
Life insurance in force	$4,612,145	474,792	4,615	4,141,968	0.1%
Premiums:
Life insurance	172,503	2,266	91	170,328
Accident and health insurance	1,033	14	—	1,019
Property insurance	5,416	1,434	—	3,982
Total premiums	$178,952	3,714	91	175,329	0.1%
Year ended December 31, 2019
Life insurance in force	$4,728,826	486,937	4,892	4,246,781	0.1%
Premiums:
Life insurance	180,204	1,952	99	178,351
Accident and health insurance	1,400	17	—	1,383
Property insurance	5,405	792	—	4,613
Total premiums	$187,009	2,761	99	184,347	0.1%
Year ended December 31, 2018
Life insurance in force	$4,835,631	490,295	5,202	4,350,538	0.1%
Premiums:
Life insurance	184,722	2,996	99	181,825
Accident and health insurance	1,232	14	—	1,218
Property insurance	5,607	790	—	4,817
Total premiums	$191,561	3,800	99	187,860	0.1%

December 31, 2020 | 10-K 128

EXHIBITS

Exhibit No.	The following exhibits are filed herewith:

3.1
Restated and Amended Articles of Incorporation dated March 4, 2004 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 15, 2004)

3.2	Amended and Restated Bylaws dated February 6, 2021 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on February 9, 2021)

4.1*	Description of Securities of Citizens, Inc.

10.1	Form of Indemnification Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 8, 2017)

10.2	Form of Indemnification Agreement for Directors (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 8, 2017)

10.3†	Citizens, Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the Registrant on December 5, 2017)

10.4†	Form of Citizens, Inc. Employee Restricted Stock Unit Agreement

10.5†	Form of Citizens, Inc. Non-employee Director Restricted Stock Unit Agreement

10.6†
Form of Executive Change in Leadership Agreement entered into by and between the Company and each of the following: Jeffery P. Conklin, James A. Eliasberg, Robert M. Mauldin III, Chad M. Mellon and Harvey J. L. Waite (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 16, 2020)

10.7†
Chief Executive Officer Separation of Service and Consulting Agreement dated July 29, 2020 by and between the Company and Geoffrey M. Kolander (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 30, 2020)

10.8†
Consulting Agreement by and between the Company and Gerald W. Shields dated August 5, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 11, 2020)

10.9†*	Amendment to Consulting Agreement by and between the Company and Gerald W. Shields effective as of January 1, 2021

10.10
Mutual Agreement for Compromise, Settlement and Release with the Harold D. Riley Foundation dated February 6, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2021)

10.11
Mutual Agreement for Compromise, Settlement and Release with Michael C. Hughes, Charles W. Hott and David August Boto dated February 5, 2021 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 9, 2021)

10.12	Purchase and Sale Agreement dated February 6, 2021 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 9, 2021)

21*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

24	Power of Attorney (included on signature page enclosed herein)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

December 31, 2020 | 10-K 129

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Inline XBRL for the cover page of this Annual Report on Form 10-K for the year ended December 31, 2020, filed electronically herewith, included in the Exhibit 101 Inline XBRL Document Set.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.

December 31, 2020 | 10-K 130

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CITIZENS, INC.

Date:	March 10, 2021	By:	/s/ Gerald W. Shields
Gerald W. Shields,
Interim Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin,
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerald W. Shields and James A. Eliasberg, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 10, 2021.

Dated:  March 10, 2021

/s/ Christopher W. Claus	/s/ Dr. Terry S. Maness
Christopher W. Claus, Director	Dr. Terry S. Maness, Director

/s/ Jerry D. Davis, Jr.	/s/ Gerald W. Shields
Jerry D. Davis, Jr., Chairman of the Board and Director	Gerald W. Shields, Vice Chairman of the Board and Director

/s/ Dr. E. Dean Gage	/s/ Dr. Robert B. Sloan, Jr.
Dr. E. Dean Gage, Director	Dr. Robert B. Sloan, Jr., Director

/s/ Francis A. Keating II	/s/ Constance K. Weaver
Francis A. Keating II, Director	Constance K. Weaver, Director

December 31, 2020 | 10-K 131