Form 10-Q
period 2021-03-31
CITIZENS, INC.
filed 2021-05-05
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 30, 2021, the Registrant had 49,603,606 shares of Class A common stock outstanding and 0 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

March 31, 2021 | 10-Q 1

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets

(In thousands)	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $1,332,632 and $1,321,487 in 2021 and 2020, respectively)	$1,420,587	1,489,383
Equity securities, at fair value	22,366	22,102
Policy loans	82,674	83,318
Real estate held-for-sale	2,571	2,571
Other long-term investments (portion measured at fair value $16,982 and $11,923 in 2021 and 2020, respectively; less allowance for losses of $11 in 2021 and 2020)	17,347	27,294
Total investments	1,545,545	1,624,668
Cash and cash equivalents	19,493	34,131
Accrued investment income	15,862	16,137
Receivable for securities	2,808	—
Reinsurance recoverable	4,343	5,753
Deferred policy acquisition costs	128,914	104,913
Cost of insurance acquired	11,443	11,541
Goodwill and other intangible assets	13,569	13,570
Property and equipment, net	15,684	16,312
Due premiums	9,538	11,309
Other assets (less allowance for losses of $304 and $297 in 2021 and 2020, respectively)	14,454	5,086
Total assets	$1,781,653	1,843,420

See accompanying Notes to Consolidated Financial Statements.

March 31, 2021 | 10-Q 2

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets, Continued

(In thousands, except share amounts)	March 31, 2021	December 31, 2020
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,250,930	1,246,423
Annuities	81,003	78,304
Accident and health	785	761
Dividend accumulations	33,997	33,336
Premiums paid in advance	41,639	40,605
Policy claims payable	13,398	13,206
Other policyholders' funds	25,088	22,447
Total policy liabilities	1,446,840	1,435,082
Commissions payable	2,192	2,572
Current federal income tax payable	45,173	43,916
Deferred federal income tax payable	9,717	9,564
Payable for securities in process of settlement	2,075	5,265
Other liabilities	34,816	46,076
Total liabilities	1,540,813	1,542,475
Commitments and contingencies (Note 7)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 52,694,778 and 52,654,016 shares issued and outstanding in 2021 and 2020, respectively, including shares in treasury of 3,135,738 in 2021 and 2020	262,855	262,869
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2021 and 2020	3,184	3,184
Accumulated deficit	(85,925)	(82,352)
Accumulated other comprehensive income:
Net unrealized gains (losses) on fixed maturity securities, net of tax	71,737	128,255
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	240,840	300,945
Total liabilities and stockholders' equity	$1,781,653	1,843,420

See accompanying Notes to Consolidated Financial Statements.

March 31, 2021 | 10-Q 3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2021	2020
Revenues:
Premiums:
Life insurance	$37,642	39,946
Accident and health insurance	343	261
Property insurance	1,047	1,110
Net investment income	15,244	15,169
Realized investment gains (losses), net	292	(1,306)
Other income	915	542
Total revenues	55,483	55,722
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	30,589	26,449
Increase in future policy benefit reserves	5,232	9,471
Policyholders' dividends	1,306	1,233
Total insurance benefits paid or provided	37,127	37,153
Commissions	8,157	7,853
Other general expenses	11,382	11,473
Capitalization of deferred policy acquisition costs	(4,985)	(5,009)
Amortization of deferred policy acquisition costs	6,183	6,119
Amortization of cost of insurance acquired	367	368
Total benefits and expenses	58,231	57,957
Income (loss) before federal income tax	(2,748)	(2,235)
Federal income tax expense (benefit)	825	1,349
Net income (loss)	(3,573)	(3,584)
Per Share Amounts:
Basic and diluted earnings (losses) per share of Class A common stock	(0.07)	(0.07)
Basic and diluted earnings (losses) per share of Class B common stock	(0.04)	(0.04)
Other Comprehensive Income (Loss):
Unrealized losses on fixed maturity securities:
Unrealized holding losses arising during period	(55,898)	(42,929)
Reclassification adjustment for losses (gains) included in net income (loss)	(35)	132
Unrealized losses on fixed maturity securities, net	(55,933)	(42,797)
Income tax expense (benefit) on unrealized losses on fixed maturity securities	585	(2,727)
Other comprehensive loss	(56,518)	(40,070)
Total comprehensive loss	$(60,091)	(43,654)

See accompanying Notes to Consolidated Financial Statements.

March 31, 2021 | 10-Q 4

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stock-holders' equity
(In thousands)	Class A	Class B

Balance at December 31, 2020	$262,869	3,184	(82,352)	128,255	(11,011)	300,945
Comprehensive income (loss):
Net income (loss)	—	—	(3,573)	—	—	(3,573)
Unrealized investment gains (losses), net	—	—	—	(56,518)	—	(56,518)
Total comprehensive income (loss)	—	—	(3,573)	(56,518)	—	(60,091)
Stock-based compensation	(14)	—	—	—	—	(14)
Balance at March 31, 2021	$262,855	3,184	(85,925)	71,737	(11,011)	240,840

Balance at December 31, 2019	$261,515	3,184	(70,969)	77,117	(11,011)	259,836
Accounting standards adopted January 1, 2020	—	—	(395)	—	—	(395)
Comprehensive income (loss):
Net income (loss)	—	—	(3,584)	—	—	(3,584)
Unrealized investment gains (losses), net	—	—	—	(40,070)	—	(40,070)
Total comprehensive income (loss)	—	—	(3,584)	(40,070)	—	(43,654)
Stock-based compensation	(53)	—	—	—	—	(53)
Balance at March 31, 2020	$261,462	3,184	(74,948)	37,047	(11,011)	215,734

See accompanying Notes to Consolidated Financial Statements.

March 31, 2021 | 10-Q 5

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31, (In thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$(3,573)	(3,584)
Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
Realized investment (gains) losses on sale of investments and other assets	(292)	1,306
Net deferred policy acquisition costs	1,198	1,110
Amortization of cost of insurance acquired	367	368
Depreciation	308	70
Amortization of premiums and discounts on investments	1,323	2,393
Stock-based compensation	76	193
Deferred federal income tax expense (benefit)	(432)	(280)
Change in:
Accrued investment income	275	348
Reinsurance recoverable	1,410	444
Due premiums	1,771	1,045
Future policy benefit reserves	5,185	9,414
Other policyholders' liabilities	4,528	2,318
Federal income tax payable	1,257	1,850
Commissions payable and other liabilities	(11,317)	(2,865)
Other, net	(275)	(37)
Net cash provided by (used in) operating activities	1,809	14,093
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(37,294)	(65,714)
Sales of fixed maturity securities, available-for-sale	4,445	940
Maturities and calls of fixed maturity securities, available-for-sale	14,376	44,612
Purchases of equity securities	—	(4,473)
Principal payments on mortgage loans	4	4
(Increase) decrease in policy loans, net	644	676
Sales of other long-term investments and real estate	15,089	—
Purchases of other long-term investments	(4,619)	(2,810)
Purchases of property and equipment	(15)	(5)
Maturities of short-term investments	—	650
Purchases of short-term investments	—	(45)
Net cash provided by (used in) investing activities	(7,370)	(26,165)

See accompanying Notes to Consolidated Financial Statements.

March 31, 2021 | 10-Q 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(Unaudited)

Three Months Ended March 31, (In thousands)	2021	2020
Cash flows from financing activities:
Annuity deposits	$2,431	1,618
Annuity withdrawals	(2,329)	(561)
Purchase of treasury stock	(9,090)	—
Other	(89)	(246)
Net cash provided by (used in) financing activities	(9,077)	811
Net increase (decrease) in cash and cash equivalents	(14,638)	(11,261)
Cash and cash equivalents at beginning of year	34,131	46,205
Cash and cash equivalents at end of period	$19,493	34,944

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2021 and 2020, various fixed maturity issuers exchanged securities with book values of $2.0 million and $3.1 million, respectively, for securities of equal value.

The Company accrued purchases of property and equipment of $0.8 million as of March 31, 2021, which is reflected in other liabilities on the consolidated Balance Sheets and recorded none as of March 31, 2020.

The Company had $0.7 million net unsettled security trades at March 31, 2021 and $3.4 million at March 31, 2020.

See accompanying Notes to Consolidated Financial Statements.

March 31, 2021 | 10-Q 7

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

The consolidated balance sheets as of March 31, 2021 and the consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the three months ended March 31, 2021 and March 31, 2020 have been prepared by the Company without audit. In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2021 and for comparative periods have been made. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 ("Form 10-K").  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Our Life Insurance segment operates through CICA Ltd., CICA and CNLIC. Our international life insurance business, which operates through CICA Ltd., issues U.S. dollar-denominated endowment contracts internationally, which are principally accumulation contracts that incorporate an element of life insurance protection and ordinary whole life insurance in U.S. dollar-denominated amounts sold to non-U.S. residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations. Our domestic life insurance business, which operates through CICA and CNLIC, primarily focused on living needs and provided benefits toward accumulating financial benefits for the policyowners throughout the Midwest and southern U.S. until they ceased most domestic sales beginning January 1, 2017. We have recently developed a whole life insurance product and have begun selling this product in Florida in 2021.

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

March 31, 2021 | 10-Q 8

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Significant estimates include those used in the evaluation of credit allowances on fixed maturity securities, actuarially determined assets and liabilities and assumptions, tests of goodwill impairment and valuation allowance on deferred tax assets.  Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the consolidated financial statements.

SIGNIFICANT ACCOUNTING POLICIES

For a description of our significant accounting policies, see Part IV, Item 15, Note 1. Summary of Significant Accounting Policies in the notes to our consolidated financial statements included in our Form 10-K, which should be read in conjunction with these accompanying consolidated financial statements.

(2) ACCOUNTING PRONOUNCEMENTS

ACCOUNTING STANDARDS RECENTLY ADOPTED

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326), with the main objective to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU requires a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the increases or decreases of expected credit losses that have taken place during the period. Credit losses on available-for-sale ("AFS") fixed maturity securities should be measured in a manner similar to current U.S. GAAP; however, the credit losses are recorded through an allowance for credit losses rather than as a write-down. This approach is an improvement to prior U.S. GAAP because an entity will be able to record reversals of credit losses (in situations in which the estimate of credit losses declines) in current period net income, which in turn should align the income statement recognition of credit losses with the reporting period in which changes occur. Prior U.S. GAAP prohibited reflecting those improvements in current-period earnings. The Company adopted this standard effective January 1, 2020 using the modified retrospective approach. The adoption resulted in an increase in accumulated deficit of $0.4 million related to agents' debit balance collectability.

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
•Simplifies amortization of deferred acquisition costs ("DAC"). Previous earnings-based amortization methods have been replaced with a more level amortization basis; and

March 31, 2021 | 10-Q 9

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

(3) SEGMENT INFORMATION

The Company has two reportable segments:  Life Insurance and Home Service Insurance.

Our Life Insurance segment primarily issues endowment contracts, which are principally accumulation contracts that incorporate an element of life insurance protection and ordinary whole life insurance, to non-U.S. residents through CICA Ltd.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional coverage and annuity benefits to enhance accumulations. CICA and CNLIC issued ordinary whole-life, credit life and disability and accident and health related policies, throughout the Midwest and southern U.S. until they ceased most domestic sales beginning January 1, 2017. We restarted domestic sales in Florida in 2021.

Our domestic Home Service Insurance segment operates through our subsidiaries SPLIC, MGLIC and SPFIC, and focuses on the life insurance needs of the middle- and lower-income markets, primarily in Louisiana, Mississippi and Arkansas.  Our policies are sold and serviced through funeral homes and independent agents who sell policies, collect premiums and service policyholders.  To a lesser extent, our Home Service Insurance segment sells limited liability, named peril property policies covering dwelling and contents.

The Company also operates other non-insurance portions of the Company ("Other Non-Insurance Enterprises"), which primarily include the Company’s IT and Corporate-support functions that are included in the tables presented. The Company's Other Non-Insurance Enterprises are the only reportable difference between segments and consolidated operations.

The accounting policies of the reportable segments and Other Non-Insurance Enterprises are presented in accordance with U.S. GAAP and are the same as those used in the preparation of the consolidated financial statements.  The Company evaluates profit and loss performance based on U.S. GAAP income before federal income taxes for its two reportable segments.

March 31, 2021 | 10-Q 10

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended March 31, 2021
(In thousands)

Revenues:
Premiums	$27,063	11,969	—	39,032
Net investment income	11,598	3,345	301	15,244
Realized investment gains (losses), net	(108)	223	177	292
Other income	913	2	—	915
Total revenues	39,466	15,539	478	55,483
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	23,270	7,319	—	30,589
Increase in future policy benefit reserves	3,658	1,574	—	5,232
Policyholders' dividends	1,296	10	—	1,306
Total insurance benefits paid or provided	28,224	8,903	—	37,127
Commissions	4,231	3,926	—	8,157
Other general expenses	5,226	3,794	2,362	11,382
Capitalization of deferred policy acquisition costs	(3,561)	(1,424)	—	(4,985)
Amortization of deferred policy acquisition costs	5,348	835	—	6,183
Amortization of cost of insurance acquired	104	263	—	367
Total benefits and expenses	39,572	16,297	2,362	58,231
Loss before federal income tax expense	$(106)	(758)	(1,884)	(2,748)

March 31, 2021 | 10-Q 11

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended March 31, 2020
(In thousands)

Revenues:
Premiums	$29,819	11,498	—	41,317
Net investment income	11,480	3,332	357	15,169
Realized investment gains (losses), net	735	(1,717)	(324)	(1,306)
Other income	524	18	—	542
Total revenues	42,558	13,131	33	55,722
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	20,160	6,289	—	26,449
Increase in future policy benefit reserves	8,146	1,325	—	9,471
Policyholders' dividends	1,225	8	—	1,233
Total insurance benefits paid or provided	29,531	7,622	—	37,153
Commissions	4,478	3,375	—	7,853
Other general expenses	4,948	4,316	2,209	11,473
Capitalization of deferred policy acquisition costs	(3,921)	(1,088)	—	(5,009)
Amortization of deferred policy acquisition costs	5,318	801	—	6,119
Amortization of cost of insurance acquired	118	250	—	368
Total benefits and expenses	40,472	15,276	2,209	57,957
Income (loss) before federal income tax expense	$2,086	(2,145)	(2,176)	(2,235)

March 31, 2021 | 10-Q 12

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) STOCKHOLDERS' EQUITY AND RESTRICTIONS

EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings (loss) per share.

Three Months Ended March 31,	2021	2020
(In thousands, except per share amounts)
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$(3,573)	(3,584)
Net income (loss) allocated to Class A common stock	$(3,537)	(3,548)
Net income (loss) allocated to Class B common stock	(36)	(36)
Net income (loss)	$(3,573)	(3,584)

Denominator:
Weighted average shares of Class A outstanding - basic	49,549	49,305
Weighted average shares of Class A outstanding - diluted	50,116	49,455
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic and diluted earnings (loss) per share of Class A common stock	$(0.07)	(0.07)
Basic and diluted earnings (loss) per share of Class B common stock	(0.04)	(0.04)

CAPITAL AND SURPLUS

Each of our regulated insurance subsidiaries is required to meet stipulated regulatory capital requirements. These include capital requirements imposed by the U.S. National Association of Insurance Commissioners ("NAIC") and the Bermuda Monetary Authority ("BMA"). All insurance subsidiaries exceeded the minimum capital requirements at March 31, 2021.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation or excess risk, the BMA has established a threshold capital level (termed the Target Capital Level ("TCL")), which is set at 120% of a company’s enhanced capital requirement. The TCL serves as an early warning tool for the BMA. As of March 31, 2021, CICA Ltd. was above the TCL threshold. At the request of the BMA, on April 15, 2021, Citizens and CICA Ltd. entered into a Keep Well Agreement. The Keep Well Agreement requires Citizens to contribute up to $10 million in capital to CICA Ltd. as necessary to ensure that CICA Ltd. has a minimum capital level of 120% (equal to the TCL). Since CICA Ltd.’s capital level currently exceeds 120%, Citizens is not currently required to make a capital contribution.

March 31, 2021 | 10-Q 13

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5) INVESTMENTS

The Company invests primarily in fixed maturity securities, which totaled 90.8% of total cash and invested assets at March 31, 2021, as shown below.

Carrying Value (In thousands, except for %)	March 31, 2021		December 31, 2020
	Amount	%	Amount	%

Cash and invested assets:
Fixed maturity securities	$1,420,587	90.8%	1,489,383	89.8%
Equity securities	22,366	1.4%	22,102	1.3%
Policy loans	82,674	5.3%	83,318	5.0%
Real estate and other long-term investments	19,918	1.3%	29,865	1.8%
Cash and cash equivalents	19,493	1.2%	34,131	2.1%
Total cash and invested assets	$1,565,038	100.0%	1,658,799	100.0%

The following tables represent the amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities as of the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,508	1,513	—	11,021
U.S. Government-sponsored enterprises	3,483	1,034	—	4,517
States and political subdivisions	370,995	24,819	1,955	393,859
Corporate:
Financial	207,547	15,269	1,621	221,195
Consumer	204,988	16,745	3,034	218,699
Energy	79,422	4,904	1,092	83,234
All Other	294,528	21,395	4,261	311,662
Residential mortgage-backed	118,186	14,006	46	132,146
Asset-backed	43,874	327	63	44,138
Foreign governments	101	15	—	116
Total fixed maturity securities	$1,332,632	100,027	12,072	1,420,587

March 31, 2021 | 10-Q 14

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,529	1,797	—	11,326
U.S. Government-sponsored enterprises	3,490	1,301	—	4,791
States and political subdivisions	377,462	32,751	548	409,665
Corporate:
Financial	204,160	31,000	13	235,147
Consumer	196,648	30,116	245	226,519
Energy	81,223	8,174	536	88,861
All Other	284,209	42,554	82	326,681
Commercial mortgage-backed	225	—	4	221
Residential mortgage-backed	118,144	21,819	—	139,963
Asset-backed	46,295	278	482	46,091
Foreign governments	102	16	—	118
Total fixed maturity securities	$1,321,487	169,806	1,910	1,489,383

Most of the Company's equity securities are diversified stock and bond mutual funds.

Fair Value (In thousands)	March 31, 2021	December 31, 2020

Equity securities:
Stock mutual funds	$3,386	3,174
Bond mutual funds	12,452	12,354
Common stock	1,190	1,143
Non-redeemable preferred stock	276	281
Non-redeemable preferred stock fund	5,062	5,150
Total equity securities	$22,366	22,102

VALUATION OF INVESTMENTS

Available-for-sale securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income. The Company recognized net realized gains of $0.3 million on equity securities held for the three months ended March 31, 2021 and losses of $1.1 million for the same period ended March 31, 2020.

The Company considers several factors in its review and evaluation of individual investments, using the process described in Part IV, Item 15, Note 2. Investments in the notes to the consolidated financial statements of our Form 10-K to determine whether a credit loss impairment exists. For the three months ended March 31, 2021 and 2020, the Company recorded no credit valuation losses on fixed maturity securities.

March 31, 2021 | 10-Q 15

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the fair values and gross unrealized losses of fixed maturity securities that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2021 and December 31, 2020.

March 31, 2021	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
States and political subdivisions	$49,464	1,955	48	$—	—	—	$49,464	1,955	48
Corporate:
Financial	35,670	1,621	40	—	—	—	35,670	1,621	40
Consumer	51,477	3,034	49	—	—	—	51,477	3,034	49
Energy	14,151	593	14	2,557	499	6	16,708	1,092	20
All Other	74,922	4,261	96	—	—	—	74,922	4,261	96
Residential mortgage-backed	1,595	46	9	—	—	—	1,595	46	9
Asset-backed	6,434	48	11	9,253	15	8	15,687	63	19
Total fixed maturity securities	$233,713	11,558	267	$11,810	514	14	$245,523	12,072	281

December 31, 2020	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
States and political subdivisions	$32,487	548	27	$—	—	—	$32,487	548	27
Corporate:
Financial	1,308	13	1	—	—	—	1,308	13	1
Consumer	10,740	230	5	1,667	15	1	12,407	245	6
Energy	6,350	536	8	—	—	—	6,350	536	8
All Other	9,418	82	11	—	—	—	9,418	82	11
Commercial mortgage-backed	221	4	1	—	—	—	221	4	1
Residential mortgage-backed	83	—	1	—	—	—	83	—	1
Asset-backed	26,353	481	26	994	1	1	27,347	482	27
Total fixed maturity securities	$86,960	1,894	80	$2,661	16	2	$89,621	1,910	82

In each category of our fixed maturity securities described above, we do not intend to sell our investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

We did not recognize credit losses on securities with unrealized losses that were due to interest rate sensitivity and changes in credit spreads. We believe that fluctuations caused by movements in interest rates and credit spreads have little bearing on the recoverability of our investments. The fair value is expected to recover as the securities approach maturity.

March 31, 2021 | 10-Q 16

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost and fair value of fixed maturity securities at March 31, 2021 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

March 31, 2021	Amortized Cost	Fair Value
(In thousands)
Fixed maturity securities:
Due in one year or less	$25,079	25,438
Due after one year through five years	114,900	125,058
Due after five years through ten years	214,052	231,241
Due after ten years	978,601	1,038,850
Total fixed maturity securities	$1,332,632	1,420,587

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Three Months Ended
Fixed Maturity Securities, Available-for-Sale	March 31,
(In thousands)	2021	2020

Proceeds	$7,254	940
Gross realized gains	$100	—
Gross realized losses	$1	38

The Company sold 18 and 1 AFS fixed maturity securities during the three months ended March 31, 2021 and 2020, respectively. No equity securities were sold during the three months ended March 31, 2021 and 2020.

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

March 31, 2021 | 10-Q 17

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

The following tables set forth our assets that are measured at fair value on a recurring basis as of the dates indicated.

March 31, 2021	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial Assets
Fixed maturity securities available-for-sale
U.S. Treasury and U.S. Government-sponsored enterprises	$11,021	4,517	—	15,538
States and political subdivisions	—	393,859	—	393,859
Corporate	52	834,738	—	834,790
Residential mortgage-backed	—	132,146	—	132,146
Asset-backed	—	44,138	—	44,138
Foreign governments	—	116	—	116
Total fixed maturity securities available-for-sale	11,073	1,409,514	—	1,420,587

Equity securities
Stock mutual funds	3,386	—	—	3,386
Bond mutual funds	12,452	—	—	12,452
Common stock	1,190	—	—	1,190
Non-redeemable preferred stock	276	—	—	276
Non-redeemable preferred stock fund	5,062	—	—	5,062
Total equity securities	22,366	—	—	22,366
Other long-term investments (1)	—	—	—	16,982
Total financial assets	$33,439	1,409,514	—	1,459,935
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet.

March 31, 2021 | 10-Q 18

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2020	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial Assets
Fixed maturity securities available-for-sale
U.S. Treasury and U.S. Government-sponsored enterprises	$11,326	4,791	—	16,117
States and political subdivisions	—	409,665	—	409,665
Corporate	52	877,156	—	877,208
Commercial mortgage-backed	—	221	—	221
Residential mortgage-backed	—	139,963	—	139,963
Asset-backed	—	46,091	—	46,091
Foreign governments	—	118	—	118
Total fixed maturity securities available-for-sale	11,378	1,478,005	—	1,489,383

Equity securities
Stock mutual funds	3,174	—	—	3,174
Bond mutual funds	12,354	—	—	12,354
Common stock	1,143	—	—	1,143
Non-redeemable preferred stock	281	—	—	281
Non-redeemable preferred stock fund	5,150	—	—	5,150
Total equity securities	22,102	—	—	22,102
Other long-term investments (1)	—	—	—	11,923
Total financial assets	$33,480	1,478,005	—	1,523,408
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

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At March 31, 2021, our fixed maturity securities, valued using a third-party pricing source, totaled $1.4 billion for Level 2 assets and comprised 96.5% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at March 31, 2021. For the three months ended March 31, 2021, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Private equity funds. The Company considers the net asset value ("NAV") to represent the value of the investment fund and is measured by the total value of assets minus the total value of liabilities. The following tables include information related to our investments in private equity funds that calculate NAV per share. For these investments,

March 31, 2021 | 10-Q 19

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
which are measured at fair value on a recurring basis, we use the NAV per share to measure fair value. These investments are included in other long-term investments on the consolidated balance sheets.

		March 31, 2021			December 31, 2020
		Fair Value Using NAV Per Share	Unfunded Commit- ments	Life in years	Fair Value Using NAV Per Share	Unfunded Commit- ments	Life in years
(In thousands, except years)
Private equity funds
Middle market	Investments in privately-originated, performing senior secured debt primarily in North America-based companies	$8,457	31,777	10	$10,542	29,783	10
Term liquidity facility	Investments in a facility established by the U.S. Federal Reserve that provides financing to U.S. company market participants for levered asset purchases with a focus on asset-backed, commercial mortgage and collateralized loan obligation markets	36	—	1	1,381	—	3
Late-stage growth	Investments in private late-stage, established companies seeking capital to accelerate growth prior to an IPO or sale	6,199	14,198	7	—	16,291	7
Infrastructure	Investments in climate infrastructure assets, focusing on renewable power generation in wind and solar energy	2,290	17,485	12	—	17,497	12
Total private equity funds		$16,982	63,460		$11,923	63,571

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

We review the fair value hierarchy classifications each reporting period.  Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. There were no transfers in or out of Level 3 during the three months ended March 31, 2021.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE

Estimates of fair values are made at a specific point in time, based on relevant market prices and information about the financial instruments.  The estimated fair values of financial instruments presented below are not necessarily indicative of the amounts the Company might realize in actual market transactions.

March 31, 2021 | 10-Q 20

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	March 31, 2021		December 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Policy loans	$82,674	82,674	83,318	83,318
Mortgage loans	153	190	157	195
Cash and cash equivalents	19,493	19,493	34,131	34,131
Financial Liabilities:
Annuity - investment contracts	61,716	68,360	60,861	71,547

Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at March 31, 2021 and December 31, 2020, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

Mortgage loans. Mortgage loans are secured principally by residential properties.  Weighted average interest rates for these loans were approximately 6.4% at March 31, 2021 and December 31, 2020. At March 31, 2021, maturities ranged from 7 to 19 years.  Management estimated the fair value using an annual interest rate of 6.25% at March 31, 2021.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy and are included in other long-term investments on the consolidated balance sheets.

Cash and cash equivalents. The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 liabilities, was estimated at March 31, 2021 and December 31, 2020 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 0.20% to 2.86% and 0.22% to 2.34%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Other long-term investments. Financial instruments included in other long-term investments are classified in various levels of the fair value hierarchy. The following table summarizes the carrying amounts of these investments.

Carrying Value (In thousands)	March 31, 2021	December 31, 2020
Other long-term investments:
Private equity funds	$16,982	18,135
FHLB common stock	190	190
Mortgage loans	153	157
All other investments	22	8,811
Total other long-term investments	$17,347	27,293

March 31, 2021 | 10-Q 21

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We are a member of the Federal Home Loan Bank ("FHLB") of Dallas and such membership requires members to own stock in the FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value. Included in all other investments in 2020 was a Rabbi Trust holding $8.8 million for the benefit of our former Chief Executive Officer, Geoffrey Kolander, which represented his severance payment under the terms of his employment agreement in connection with his resignation following a change in control of the Company, that was paid during the first quarter of 2021.

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

To satisfy the Internal Revenue Service ("IRS") tax withholding and information reporting requirements for the novated policies sold to non-U.S. persons as described above, the Company submitted withholding tax returns to the IRS in December 2019, and amended returns in August 2020 and paid the associated withholding tax. The IRS processed these withholding tax returns in 2021 and the Company considers this matter closed.

LITIGATION AND REGULATORY ACTIONS

From time to time, we are subject to legal and regulatory actions relating to our business. We may incur defense costs, including attorneys' fees, and other direct litigation costs associated with defending claims. If we suffer an adverse judgment as a result of litigation claims, it could have a material adverse effect on our business, results of operations and financial condition.

CONTRACTUAL OBLIGATIONS

As of March 31, 2021, CICA Ltd. is committed to fund investments up to $68.5 million related to private equity funds and other investments.

CREDIT FACILITY

On May 5, 2021, the Company entered into a $20 million senior secured revolving credit facility with Regions Bank (the “Credit Facility”). The Credit Facility has a three-year term and allows the Company to borrow up to $20 million for working capital purposes, capital expenditures and other lawful corporate purposes. The Credit Facility is secured by a first priority lien on most of Citizens’ assets, excluding its ownership interests in all of the regulated insurance subsidiaries and contains standard representations, warranties and covenants. For a more detailed description of the Credit Facility, see the Company’s Current Report on Form 8-K filed on May 5, 2021. As of May 5, 2021, the Company had not borrowed any funds against the Credit Facility.

March 31, 2021 | 10-Q 22

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8) INCOME TAXES

Our provision for income taxes may not have the customary relationship of taxes to income. CICA Ltd., a wholly owned subsidiary of Citizens, is considered a controlled foreign corporation for federal tax purposes. As a result, the insurance activity of CICA Ltd. is subject to Subpart F of the IRC and is included in Citizens’ taxable income. For the three months ended March 31, 2021, the Subpart F income inclusion generated $0.4 million of federal income tax expense. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate is as follows:

Three Months Ended March 31,	2021		2020
(In thousands, except for %)	Amount	%	Amount	%
Federal income tax expense:
Expected tax expense (benefit)	$(577)	21.0%	(469)	21.0%
Foreign income tax rate differential	(152)	5.5%	(550)	24.6%
Tax-exempt interest and dividends-received deduction	(30)	1.1%	(40)	1.8%
Annualized effective tax rate adjustment	655	(23.8)%	617	(27.6)%
Adjustment of prior year taxes	—	—%	(5)	0.2%
Effect of uncertain tax position	603	(21.9)%	1,015	(45.4)%
CICA Ltd. Subpart F income	392	(14.3)%	675	(30.2)%
Nondeductible officer compensation	(73)	2.7%	—	—%
Other	7	(0.3)%	106	(4.7)%
Total federal income tax expense (benefit)	$825	(30.0)%	1,349	(60.3)%

Income tax expense consists of:

Three Months Ended March 31,	2021	2020
(In thousands)
Federal income tax expense:
Current	$1,257	1,629
Deferred	(432)	(280)
Total federal income tax expense	$825	1,349

March 31, 2021 | 10-Q 23

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of deferred federal income taxes are as follows:

Net Deferred Tax Asset (Liability) (In thousands)	March 31, 2021	December 31, 2020
Deferred tax assets:
Future policy benefit reserves	$2,732	2,657
Net operating and capital loss carryforwards	1,774	1,395
Accrued policyholder dividends and expenses	134	124
Investments	198	147
Deferred intercompany loss	1,967	2,002
Fixed assets	481	420
Lease liability	2,446	2,514
Accrued compensation	376	513
Other	166	164
Total gross deferred tax assets	10,274	9,936
Deferred tax liabilities:
Deferred policy acquisition costs, cost of insurance acquired and intangible assets	(8,531)	(8,693)
Unrealized gains on investments available-for-sale	(5,430)	(4,522)
Tax reserves transition liability	(3,549)	(3,736)
Right-of-use lease asset	(2,446)	(2,514)
Other	(35)	(35)
Total gross deferred tax liabilities	(19,991)	(19,500)
Net deferred tax liability	$(9,717)	(9,564)

March 31, 2021 | 10-Q 24

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9) OTHER COMPREHENSIVE INCOME

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% as of the three months ended March 31, 2021 and 2020, as indicated below.

(In thousands)	Amount	Tax Effect	Total
Three months ended March 31, 2021
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$(79,422)	5,373	(74,049)
Reclassification adjustment for (gains) losses included in net income	(35)	7	(28)
Effects on deferred policy acquisition costs	25,198	(6,317)	18,881
Effects on cost of insurance acquired	269	(56)	213
Effects on unearned revenue reserves	(1,943)	408	(1,535)
Other comprehensive income (loss)	$(55,933)	(585)	(56,518)

Three months ended March 31, 2020
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$(42,906)	2,750	(40,156)
Reclassification adjustment for (gains) losses included in net income	132	(28)	104
Effects on deferred policy acquisition costs	211	(44)	167
Effects on cost of insurance acquired	115	(24)	91
Effects on unearned revenue reserves	(349)	73	(276)
Other comprehensive income (loss)	$(42,797)	2,727	(40,070)

(10) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. There were no changes related to these relationships during the three months ended March 31, 2021.  See our Form 10-K for a comprehensive discussion of related party transactions.

(11) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued.

CHANGE IN CONTROL

As previously disclosed, on February 5, 2021, Citizens, Inc. (the “Company”) entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with the Harold E. Riley Foundation (the “Foundation”) to purchase 100% of the Company’s Class B common stock (the “Class B Shares”) from the Foundation at an aggregate purchase price of $9.1 million (the “Class B Transaction”). In accordance with the Purchase Agreement, the purchase price was paid to the Foundation on March 5, 2021 and is reported within other assets rather than treasury stock on the consolidated balance sheets as all regulatory approvals had not been received as of March 31, 2021.

March 31, 2021 | 10-Q 25

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Because the Class B Shares have the right to elect a simple majority of the Board, the Foundation was able to exercise control over the Company as the holder of 100% of the Class B Shares. Thus, in order to consummate the Class B Transaction, the Company and the Foundation were required to obtain regulatory approvals by the insurance regulators in Colorado, Louisiana, Mississippi, Texas and Bermuda, the jurisdictions in which the Company and its insurance subsidiaries are domiciled. On April 12, 2021, the Company and the Foundation received the last of the regulatory approvals required for the Foundation to divest control of the Company and thus all of the Foundation’s Class B Shares were transferred to the Company as of such date. In accordance with Colorado law, the Class B Shares are now classified as authorized, but unissued shares. On March 9, 2021, the Board passed a resolution stating that as long as the Class B Shares are being held as unissued shares, the Company will not vote, nor permit any other person or entity to exercise any voting rights or other rights, with respect to the Class B Shares. Accordingly, there is no party that now controls the Company.

March 31, 2021 | 10-Q 26

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Form 10-Q as well as in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Risk Factors,” which are incorporated herein by reference. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

The impacts of COVID-19 and related economic conditions on the Company's financial results, which began to affect the Company late in the first quarter of 2020, continue to be highly uncertain and outside the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 are difficult or impossible to anticipate. As a result, it is not possible to predict its impact on the Company's results for the remainder of 2021. Currently, some of the most significant factors that could cause our actual results to differ significantly from our forward-looking statements are those relating to the adverse effects of the COVID-19 pandemic, including:

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

March 31, 2021 | 10-Q 27

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

•Home Service Insurance segment - final expense life insurance and limited liability property insurance policies marketed to middle- and lower-income households in Louisiana, Mississippi and Arkansas, sold through independent agents and through funeral homes.

CURRENT FINANCIAL HIGHLIGHTS

In both the three months ended March 31, 2021 and 2020, we had a net loss of $3.6 million; however, our net loss before federal income tax increased by $0.5 million in the three months ended March 31, 2021 compared to prior year period. The increase in the pre-tax net loss in the 2021 period was driven by a $4.1 million increase in claims and surrender benefits, which was higher in both our Life Insurance and our Home Service Insurance segments. The higher claim expense was a result of a higher volume of reported claims, including those COVID-19 related, in addition to an increase in the average death claim amount in both segments. We also continued to experience an increase in surrender benefits and matured endowments in the Life Insurance segment, which we believe is due primarily to the aging block of business and other economic circumstances.

Our realized investment gains improved by $1.6 million in the three months ended March 31, 2021, to $0.3 million, from a $1.3 million loss in the prior year period. As discussed in Part I, Item 1, Note 5. Investments, changes in realized gains reflect the changes in fair values of our equity securities. In the three months ended March 31, 2020, we recorded realized losses of $1.1 million, which were primarily the result of the sudden stock market decline resulting from the onset of the COVID-19 pandemic.

Our other general expenses continued to be negatively impacted in the three months ended March 31, 2021 by the expenses related to professional fees incurred in connection with the change in control of the Company. A detailed description of the change in control of the Company and expenses related thereto are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 ("Form 10-K"). The settlement of all legal issues related to the change in control occurred in the first quarter of 2021 and thus, we do not expect any additional expenses related to this matter. See Part I, Item 1, Business – "Change in Control; Agreement to Purchase the Class B Shares; Anticipated Divestiture of Control” in our Form 10-K and Part I, Item 1, Note. 11 Subsequent Events in the notes to our consolidated financial statements herein for a further discussion of the change in control. Despite the change in control costs, our other general expenses decreased slightly for the three months ended March 31, 2021 compared to the same period in 2020. The change in control costs were offset by lower salary and benefit expenses resulting from converting our Home Service Insurance sales agents to independent agents and lower audit and consulting fees.

Consolidated Revenue Highlights

Insurance premiums and investment income are our primary sources of revenue. In the three months ended March 31, 2021 as compared to the same period in 2020:

•Insurance premiums declined by $2.3 million, or 5.5%, to $39.0 million from $41.3 million in the same period in 2020. The decline was driven by our Life Insurance segment as renewal premiums declined 9.3% to $24.6 million in the first quarter of 2021 from $27.1 million in the same period in 2020. The decrease in renewal premiums resulted primarily from a decline in our in force business in this segment, which is due in part to changes we made to our products and distribution over the last few years.
•Net investment income was $15.2 million in both periods.

Additionally, realized investment gains increased by $1.6 million primarily for the reason discussed above. Other income increased 68.8% to $0.9 million from $0.5 million for the same period in 2020. Other income consists primarily of policyholders selecting supplemental contracts upon maturity of their original policies, which has been increasing over the past few quarters.

March 31, 2021 | 10-Q 28

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Consolidated Benefits and Expenses Highlights

The primary use of our funds is payment of insurance benefits. As discussed above, our claims and surrender benefits increased by $4.1 million in the three months ended March 31, 2021 as compared to the same period in prior year; however, total insurance benefits paid or provided was essentially flat year-over-year, as the increase in claims and surrender benefits was offset by a decrease in future policy benefit reserves. Future policy benefit reserves decreased due to the lower in force block of business.

The other primary use of funds are the costs of selling our insurance products (e.g., commissions, underwriting, marketing expenses) and general expenses. Costs incurred related to selling our insurance products remained flat in the three months ended March 31, 2021 as compared to the same period in prior year and as discussed above, general expenses slightly decreased for the period.

2021 First Quarter Financial Condition

•Total investments of $1.5 billion; fixed maturity securities comprised 91.9% of total investments.
•Total assets of $1.8 billion.
•$4.6 billion of direct insurance in force.
•No debt.

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

Three Months Ended March 31,	2021			2020
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life Insurance	$50,330,540	863	$58,320	$49,611,100	728	$68,147
Home Service Insurance	44,658,259	6,361	7,021	36,117,767	5,174	6,981
Total	$94,988,799	7,224		$85,728,867	5,902

We issued $95.0 million of insurance in the three months ended March 31, 2021 as compared to $85.7 million in 2020, as both our Life Insurance and Home Service Insurance segments experienced growth. We issued 7,224 new policies in 2021, as compared to 5,902 new policies in 2020.

The number of policies issued in the three months ended March 31, 2021 increased 18.5% in the Life Insurance segment. The increase in applications in the first quarter was primarily due to enhancements to our business operations and sales practices to account for the impact of the COVID-19 pandemic, including sales promotions and campaigns, focused training on virtual selling and strategically prioritizing selling lower face amount policies, which typically have less stringent underwriting requirements and, in some cases, may not require the completion of medical tests, as many of our top international markets remain in quarantine due to the COVID-19 pandemic. In

March 31, 2021 | 10-Q 29

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

addition, in order to address the decreasing first year premiums we have seen in recent years in this segment, we prioritized recruiting new independent contractors in the first quarter of 2021, and we began to see the impact of these efforts in March. Although applications increased during the first quarter of 2021 compared to the same period last year due to these enhancements, average policy face amount declined by almost $10,000 per policy, as we continued to emphasize the selling of lower face amount policies, as noted above.

The number of policies issued in the three months ended March 31, 2021 increased 22.9% in the Home Service Insurance segment compared to the same period in 2020. The increase in new business applications in our Home Service Insurance segment was driven by the broadening of a sales campaign introduced during the third quarter of last year targeted at existing policyholders that emphasizes increased coverage as well as lower applications received in the prior year period as the onset of the COVID-19 pandemic and stay-at-home orders negatively impacted our business. During the first quarter of 2021, as part of the campaign, we increased the target face amount of insurance. As a result, the overall average face amount of policies issued for the Home Service Insurance segment increased slightly compared to the first quarter of 2020.

CONSOLIDATED RESULTS OF OPERATIONS

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

REVENUES

Our revenues are generated primarily by insurance renewal premiums and investment income on invested assets.

	Three Months Ended
	March 31,
(In thousands)	2021	2020

Revenues:
Premiums:
Life insurance	$37,642	39,946
Accident and health insurance	343	261
Property insurance	1,047	1,110
Net investment income	15,244	15,169
Realized investment gains (losses), net	292	(1,306)
Other income	915	542
Total revenues	$55,483	55,722

Premium Income.  Premium income derived from life, accident and health, and property insurance sales decreased $2.3 million, or 5.5% for the three months ended March 31, 2021 compared to the same period in 2020. The overall decrease in premium income was driven primarily by a $2.5 million decline throughout the first three months of 2021 in renewal premiums in our Life Insurance segment. The decrease in renewal premiums in the Life Insurance segment continues to result from a decline in our in force business in this segment over the past few years, which is due in part to changes we made to our products and distribution and surrenders outpacing new sales. Premium revenues continue to be negatively impacted by high levels of surrenders, which we believe are due not only to an aging block of business (i.e., maturities and surrenders of products where the surrender charges are close to expiring or have expired) and our decision to cease issuing new policies in Brazil in 2017 (where we see many policies lapsing), but also due to economic circumstances in Latin America. See the detailed distribution of premiums within Segment Operations discussed below.

March 31, 2021 | 10-Q 30

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Net Investment Income. Our annualized net investment income performance is summarized as follows.

	March 31,	December 31,	March 31,
(In thousands, except for %)	2021	2020	2020

Net investment income, annualized	$60,976	60,197	60,676
Average invested assets, at amortized cost	1,449,518	1,420,129	1,408,688
Annualized yield on average invested assets	4.21%	4.24%	4.31%

Annualized net investment income increased slightly in the three months ended March 31, 2021 as compared to the same annualized performance in the 2020 period as an increase in average invested assets derived from cash flows from our insurance operations and a one-time benefit described below offset a lower portfolio yield. The annualized yield decreased by ten basis points during the first quarter of 2021 compared to the same period in 2020, as we continue to face a challenging investment environment for fixed maturity assets, which account for the majority of our investment portfolio. As part of the ongoing process of managing our portfolio and optimizing performance, we are continuing to identify and invest in new asset classes, including private equities.

Investment income from fixed maturity securities accounted for approximately 87.9% of total investment income for the three months ended March 31, 2021.

	Three Months Ended
	March 31,
(In thousands)	2021	2020

Gross investment income:
Fixed maturity securities	$14,100	13,868
Equity securities	207	180
Policy loans	1,644	1,623
Long-term investments	73	1
Other investment income	15	68
Total investment income	16,039	15,740
Investment expenses	(795)	(571)
Net investment income	$15,244	15,169

Income from fixed maturity securities income increased 1.7% for the three months ended March 31, 2021, compared to the same period in 2020 and our total investment income increased by 1.9% in the same period due to the recognition of accelerated interest payments resulting from a “make-whole” call redemption, whereby the borrower was required to pay a lump sum based on the net present value of interest payments foregone due to the call. Investment expenses were slightly higher due to our increased investments in private equity, which often include start-up fees.

Realized Investment Gains (Losses), Net.  We recorded realized gains of $0.3 million during the first quarter of 2021 related to fair value changes in our equity securities owned at March 31, 2021. The fair value of our equity securities owned at March 31, 2020 was negatively impacted by the onset of the COVID-19 pandemic as discussed above.

March 31, 2021 | 10-Q 31

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

BENEFITS AND EXPENSES

	Three Months Ended
	March 31,
(In thousands)	2021	2020

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$30,589	26,449
Increase in future policy benefit reserves	5,232	9,471
Policyholders' dividends	1,306	1,233
Total insurance benefits paid or provided	37,127	37,153
Commissions	8,157	7,853
Other general expenses	11,382	11,473
Capitalization of deferred policy acquisition costs	(4,985)	(5,009)
Amortization of deferred policy acquisition costs	6,183	6,119
Amortization of cost of insurance acquired	367	368
Total benefits and expenses	$58,231	57,957

Claims and Surrenders.  Death claim and surrender benefits are our primary use of cash. As reflected in the table below, claims and surrender benefits increased 16.6%, from $18.6 million in the three months ended March 31, 2020, to $21.7 million in the three months ended March 31, 2021.

	Three Months Ended
	March 31,
(In thousands)	2021	2020

Claims and Surrenders:
Death claim benefits	$8,940	6,589
Surrender benefits	12,807	12,055
Endowment benefits	2,401	2,739
Matured endowment benefits	5,122	3,753
Property claims	321	487
Accident and health benefits	59	53
Other policy benefits	939	773
Total claims and surrenders	$30,589	26,449

•Death claim benefits increased 35.7% for the three months ended March 31, 2021, compared to the same period in 2020 - Life Insurance segment claims increased 55.6% and Home Service Insurance segment claims increased 28.6%. As discussed above in "Current Financial Highlights", the increase was due to increases in reported claims, including COVID-19 related deaths, and the average dollar amount of claims incurred.
•Surrender benefits increased 6.2% for the three months ended March 31, 2021, compared to the same period in 2020. Surrender benefits represented less than 0.3% of total direct ordinary whole life insurance in force of $4.6 billion as of March 31, 2021. A significant portion of surrender benefits relates to international policies that have been in force and have little or no associated surrender charges.

March 31, 2021 | 10-Q 32

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

•Matured endowment benefits increased 36.5% for the three months ended March 31, 2021, compared to the same period in 2020. We anticipated this increase based upon the dates when our endowment contracts were sold and the maturity dates set forth in the contracts.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves decreased 44.8% for the three months ended March 31, 2021, compared to the same period in 2020. Future policy benefit reserves decreased as our block of in force business decreased.

Commissions. Commission expenses are a cost of acquiring business, as commissions are the primary compensation paid to our independent consultants and independent agents for selling our products. First year commission rates are higher than renewal commission rates. Commissions fluctuate directly in relation to sales and were higher in the three months ended March 31, 2021 due to the increase in first year sales in our Home Service Insurance segment.

Other General Expenses. As mentioned above, general expenses decreased slightly in the three months ended March 31, 2021 compared to the same period in 2020, driven primarily by lower incentive compensation costs, and lower audit and consulting costs.

Capitalization and Amortization of Deferred Policy Acquisition Costs. Costs capitalized include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  Capitalized costs decreased slightly during the three months ended March 31, 2021 compared to the same period in 2020 as we experienced a decrease in first year premium production in our Life Insurance segment as previously discussed. Amortization of deferred policy acquisition costs was slightly higher during the three months ended March 31, 2021 compared to the same period in the prior year. Amortization is impacted by persistency, surrenders, and new sales production and thus it may fluctuate from quarter to quarter.

Federal Income Tax. Tax expense decreased for the three months ended March 31, 2021 compared to the same period in 2020 resulting in effective tax rates of (30.0)% and (60.3)%, respectively. For the three months ended March 31, 2020, the Company's federal income tax expense was impacted by the gain realized on the sale of our former corporate headquarters. The Company's tax rate was impacted by differences between our effective tax rate and the statutory tax rate resulting from income and expense items that are treated differently for financial reporting and tax purposes. In addition, CICA Ltd., a wholly-owned Bermuda subsidiary of Citizens, is considered a controlled foreign corporation for federal tax purposes and CICA Ltd.'s activity gives rise to taxable income in the U.S. as Subpart F Income, which is treated as a permanent tax difference and therefore included in the Company's effective tax rate calculation. See Part I, Item 1, Note 8. Income Taxes in the notes to our consolidated financial statements herein.

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

March 31, 2021 | 10-Q 33

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table shows income (loss) before federal income taxes by segments during the periods indicated.

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Income (loss) before federal income tax expense:
Segments:
Life Insurance	$(106)	2,086
Home Service Insurance	(758)	(2,145)
Total segments	(864)	(59)
Other Non-Insurance enterprises	(1,884)	(2,176)
Total loss before federal income tax expense	$(2,748)	(2,235)

LIFE INSURANCE

Our Life Insurance segment primarily operates through CICA Ltd. (a Bermuda company), which issues ordinary whole life insurance and endowment policies in U.S. Dollar-denominated amounts to non-U.S. residents in more than 75 countries through independent marketing consultants.  The whole life products are designed to provide a fixed amount of insurance coverage over the life of the insured and can include rider benefits to provide additional coverage and annuity benefits to enhance accumulations.  The endowment contracts are principally accumulation contracts that incorporate an element of life insurance protection.  For the majority of our business, we retain the first $0.1 million on any one life and reinsure the remainder of the risk.  We operate the Life Insurance segment internationally through CICA Ltd. and domestically through our CICA and CNLIC insurance subsidiaries.

March 31, 2021 | 10-Q 34

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The results of operations for the Life Insurance segment for the periods indicated are as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Revenues:
Premiums	$27,063	29,819
Net investment income	11,598	11,480
Realized investment gains (losses), net	(108)	735
Other income	913	524
Total revenues	39,466	42,558
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	23,270	20,160
Increase in future policy benefit reserves	3,658	8,146
Policyholders' dividends	1,296	1,225
Total insurance benefits paid or provided	28,224	29,531
Commissions	4,231	4,478
Other general expenses	5,226	4,948
Capitalization of deferred policy acquisition costs	(3,561)	(3,921)
Amortization of deferred policy acquisition costs	5,348	5,318
Amortization of cost of insurance acquired	104	118
Total benefits and expenses	39,572	40,472
Income (loss) before federal income tax expense	$(106)	2,086

Life Insurance segment premium breakout is detailed below.

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Premiums:
First year	$2,479	2,715
Renewal	24,584	27,104
Total premiums	$27,063	29,819

Premiums.  We derive most of our premium revenue in the Life Insurance segment from renewal premiums. Total premium revenues declined 9.2% for the three months ended March 31, 2021 compared to the same period in 2020 and renewal premiums declined by 9.3%. See “Consolidated Results of Operations” above for a discussion regarding the decline in renewal premiums in this segment. As previously mentioned, first year policies issued increased in the three months ended March 31, 2021, but lower issued face amounts led to the decline in first year premium revenue. Endowment sales totaled approximately $2.2 million of first year premiums in the three months ended March 31, 2021, as compared to $2.0 million in the prior year period.

March 31, 2021 | 10-Q 35

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table sets forth, for our top five producing countries, our direct premiums from our international life insurance business for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Country:
Colombia	$5,244	5,888
Taiwan	4,484	4,974
Venezuela	4,368	4,953
Ecuador	2,921	3,111
Argentina	1,828	1,823
Other Non-U.S.	8,105	8,201
Total	$26,950	28,950

Sales from Colombia, Taiwan and Venezuela continued to represent the majority of the new and renewal business premiums in our international business in the three months ended March 31, 2021. Overall, four of our top five countries listed above experienced a decline in premium levels in the current year period due primarily to decreases in renewal premiums. As we discussed above, our in force business, in terms of policy counts and amount of in force insurance, has been declining for several years due to changes we made to our products and distribution over the last few years, which resulted in the pace of new policies issued lagging the number of policies terminated from death, surrender or lapse.

DOMESTIC SALES

Domestic premiums in our Life Insurance segment were $1.2 million in the three months ended March 31, 2021, down from $1.3 million in the prior year period. Our domestic in force business results from blocks of business of insurance companies we have acquired over the years.  We discontinued new sales of domestic ordinary whole life and endowment life insurance products within our Life Insurance segment in 2017 while we evaluated our domestic life strategy; therefore, the majority of the premium recorded is related to renewal business. We began marketing our products again domestically in early 2021, beginning in Florida. We believe that our experience in developing and selling products in Latin America will help us expand into the large Hispanic market in the U.S.

March 31, 2021 | 10-Q 36

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Net Investment Income.  Annualized net investment income in our Life Insurance segment was as follows:

	March 31,	December 31,	March 31,
(In thousands, except for %)	2021	2020	2020
Net investment income, annualized	$46,393	45,885	45,920
Average invested assets, at amortized cost	1,107,540	1,071,792	1,057,428
Annualized yield on average invested assets	4.19%	4.28%	4.34%

Annualized net investment income in our Life Insurance segment increased in the three months ended March 31, 2021 compared to the same period annualized in 2020 and the twelve months ended December 31, 2020, due to continued growth in average invested assets. The annualized yield in the first three months of 2021 decreased compared to the same period in 2020 and from December 31, 2020 as a substantial portion of our fixed maturity investments were called or matured during the past year and we face challenges in finding investments with comparable yields in the continued low interest rate environment. See the Investments section below for more detailed information on our investments.

Realized Investment Gains (Losses), Net.  The realized loss for the three months ended March 31, 2021 and the realized gain for the prior year period were primarily due to changes in the market value of a preferred stock exchange traded fund purchased during the first quarter of 2020.

Claims and Surrenders. The following table shows the claims and surrender benefits paid within the Life Insurance segment for the three months ended March 31, 2021 compared to the same period in 2020.

March 31, 2021 | 10-Q 37

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Claims and Surrenders:
Death claim benefits	$2,684	1,725
Surrender benefits	12,251	11,303
Endowment benefits	2,399	2,736
Matured endowment benefits	4,980	3,600
Accident and health benefits	21	27
Other policy benefits	935	769
Total claims and surrenders	$23,270	20,160

The majority of our claims and surrender benefits in our Life Insurance segment are related to payment of surrender benefits and matured endowment benefits. Policy surrenders increased 8.4% in the three months ended March 31, 2021 as compared to the prior year period and matured endowment benefits increased by 38.3% in the current year. These expenses have been increasing over the last several years, which is expected, due to the aging of this block of business - a significant portion of surrenders relates to policies that have been in force and have little to no associated surrender charges and endowment products reaching their stated maturities. These expenses are within expected levels.

The other key component of claims and surrender benefits is death claim benefits, which increased 55.6% in the three months ended March 31, 2021 as compared to the prior year period due to the reasons discussed above in “Current Financial Highlights”.

HOME SERVICE INSURANCE

We operate in the Home Service Insurance market through our subsidiaries SPLIC, MGLIC and SPFIC, and focus on the life insurance needs of the middle- and lower-income markets, primarily in Louisiana, Mississippi and Arkansas. Premium revenue of 89.4% and 89.7% in the three months ended March 31, 2021 and March 31, 2020, respectively, were from policyholders in Louisiana.  Our policies are sold and serviced through a home service insurance marketing distribution system of independent agents who work on a debit route system and through funeral homes that sell policies, collect premiums and service policyholders.

March 31, 2021 | 10-Q 38

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The results of operations for the Home Service Insurance segment for the periods indicated are as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Revenues:
Premiums	$11,969	11,498
Net investment income	3,345	3,332
Realized investment gains (losses), net	223	(1,717)
Other income	2	18
Total revenues	15,539	13,131
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	7,319	6,289
Increase in future policy benefit reserves	1,574	1,325
Policyholders' dividends	10	8
Total insurance benefits paid or provided	8,903	7,622
Commissions	3,926	3,375
Other general expenses	3,794	4,316
Capitalization of deferred policy acquisition costs	(1,424)	(1,088)
Amortization of deferred policy acquisition costs	835	801
Amortization of cost of insurance acquired	263	250
Total benefits and expenses	16,297	15,276
Loss before federal income tax expense	$(758)	(2,145)

Premiums.  Premiums increased by 4.1% in the three months ended March 31, 2021 compared to the same period in 2020, with increases in both first year premiums and renewal premiums despite the continuing effects of the COVID-19 pandemic in the states in which this segment operates. First year premiums increased due to an automatic issue product we offered to existing policyholders, which resulted in a higher number of policies issued as well as lower premiums in the prior year period due to the onset of the COVID-19 pandemic and stay-at-home orders, which negatively impacted our business. Renewal premiums increased based on continued strong collections by our independent agents.

Net Investment Income.  Net investment income for the three months ended March 31, 2021 increased slightly compared to the same period in 2020 due to an increase in average invested assets and a one-time benefit from a “make-whole” call redemption offsetting a decline in portfolio yield.

Realized Investment Gains (Losses), Net.  Changes in realized gains/losses, which reflect changes in fair values of our equity securities, were primarily due to the sudden stock market decline at the quarter ended March 31, 2020 due to the onset of the COVID-19 pandemic.

March 31, 2021 | 10-Q 39

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Claims and Surrenders.  Claims and surrender benefits for the Home Service Insurance segment is summarized as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Claims and Surrenders:
Death claim benefits	$6,256	4,864
Surrender benefits	556	752
Endowment benefits	2	3
Matured endowment benefits	142	153
Property claims	321	487
Accident and health benefits	38	26
Other policy benefits	4	4
Total claims and surrenders	$7,319	6,289

The vast majority of claims and surrender benefits in our Home Service Insurance segment relate to death claim benefits. Death claim benefits increased 28.6% in the three months ended March 31, 2021 compared to the 2020 period due to the reasons discussed above in “Current Financial Highlights”. Mortality experience is closely monitored by the Company as a key performance indicator and can fluctuate based on reported claims.

OTHER NON-INSURANCE ENTERPRISES

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Income (loss) before income tax expense	$(1,884)	(2,176)

This operating unit represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under U.S. GAAP, which typically results in a segment loss. Revenue in this operating unit consists primarily of net investment income and realized investment gains or losses, while expenses consist of other general expenses. In the three months ended March 31, 2021, the Other Non-Insurance Enterprises had a loss of $1.9 million compared to a loss of $2.2 million for the three months ended 2020 as realized investment gains improved.

INVESTMENTS

Our investments are an integral part of our business success, as we invest the majority of premiums collected to pay for future benefits and rely on net investment income for our ongoing operations. Our cash and invested assets at March 31, 2021 were $1.6 billion, of which 90.8% was invested in fixed maturity securities, all of which are classified as available-for-sale. We closely monitor the duration of our fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy our insurance obligations.

March 31, 2021 | 10-Q 40

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table shows the carrying value of our investments by investment category and cash and the percentage of each to total cash and invested assets.

Carrying Value	March 31, 2021		December 31, 2020
(In thousands, except for %)	Amount	%	Amount	%
Cash and Invested Assets
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$15,538	1.0%	$16,117	1.0%
Corporate	834,790	53.4%	877,208	52.8%
States and political subdivisions (1)	393,859	25.2%	409,665	24.7%
Mortgage-backed (2)	132,146	8.4%	140,184	8.5%
Asset-backed	44,138	2.8%	46,091	2.8%
Foreign governments	116	—%	118	—%
Total fixed maturity securities	1,420,587	90.8%	1,489,383	89.8%
Cash and cash equivalents	19,493	1.2%	34,131	2.1%
Other investments:
Policy loans	82,674	5.3%	83,318	5.0%
Equity securities	22,366	1.4%	22,102	1.3%
Real estate and other long-term investments	19,918	1.3%	29,865	1.8%
Total cash and invested assets	$1,565,038	100.0%	$1,658,799	100.0%
(1) Includes $161.8 million and $164.0 million of securities guaranteed by third parties at March 31, 2021 and December 31, 2020, respectively.
(2) Includes $132.0 million and $139.8 million of U.S. Government-sponsored enterprises at March 31, 2021 and December 31, 2020, respectively.

The carrying value of the Company’s fixed maturity securities investment portfolio at March 31, 2021 was $1.4 billion. The distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2021 did not materially change from December 31, 2020 – the weighted average was “A” at both dates.

Cash and cash equivalents decreased as of March 31, 2021 compared to December 31, 2020 due primarily to the purchase of 100% of the Company’s Class B common stock from the Foundation for $9.1 million.

Real estate and other long-term investments decreased to $19.9 million as of March 31, 2021 as compared to $29.9 million as of December 31, 2020 primarily due a $8.8 million payment from a Rabbi Trust (which was considered a long-term investment) to our former Chief Executive Officer, Geoffrey Kolander, representing the severance payments due to him in connection with his resignation following the change in control.

Obligations of States and Political Subdivisions

The Company’s fixed maturity securities investment portfolio at March 31, 2021 and December 31, 2020 included $393.9 million and $409.7 million, respectively, of securities that are obligations of states and political subdivisions, including municipalities (collectively referred to as the municipal bond portfolio).

March 31, 2021 | 10-Q 41

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

As of March 31, 2021, the Company's municipal bond portfolio included third-party guarantees.  Detailed below is a presentation by the Nationally Recognized Statistical Rating Organization ("NRSRO") rating of these holdings by funding type as of March 31, 2021.

	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
State and political subdivision fixed maturity securities including third-party guarantees
AAA	$21,343	20,768	3,307	3,091	—	—	24,650	23,859	6.4%
AA	63,196	59,413	123,848	118,507	12,191	10,838	199,235	188,758	50.9%
A	14,779	13,429	125,958	117,391	5,017	4,417	145,754	135,237	36.5%
BBB	3,952	3,669	13,330	12,987	1,511	1,450	18,793	18,106	4.9%
BB and other	4,758	4,428	669	607	—	—	5,427	5,035	1.3%
Total	$108,028	101,707	267,112	252,583	18,719	16,705	393,859	370,995	100.0%

State and political subdivision fixed maturity securities excluding third-party guarantees
AAA	$3,248	3,156	—	—	—	—	3,248	3,156	0.9%
AA	43,591	42,435	43,473	41,198	7,633	6,538	94,697	90,171	24.3%
A	28,833	26,827	159,425	149,410	7,914	7,145	196,172	183,382	49.4%
BBB	7,250	6,662	35,561	34,211	56	55	42,867	40,928	11.0%
BB and other	25,106	22,627	28,653	27,764	3,116	2,967	56,875	53,358	14.4%
Total	$108,028	101,707	267,112	252,583	18,719	16,705	393,859	370,995	100.0%

The table below shows the categories in which the Company held investments in special revenue bonds that were greater than 10% of fair value based upon the Company's municipal bond portfolio at March 31, 2021.

(In thousands)	Fair Value	Amortized Cost	% of Total Fair Value

Education	$70,289	66,134	17.9%
Utilities	65,579	59,591	16.7%
Transportation	39,432	38,709	10.0%

The Company's municipal bond portfolio are spread across many states, however, municipal bonds from Texas and California comprise the most significant concentration of the total municipal bond portfolio as of March 31, 2021. The Company holds 21.1% and 10.0% of its municipal bond portfolio in Texas and California issuers, respectively, as of March 31, 2021. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal bond portfolio as of March 31, 2021.

March 31, 2021 | 10-Q 42

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The table below represents the Company's detailed exposure to municipal bond portfolio in Texas at March 31, 2021.

March 31, 2021	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas state and political subdivision fixed maturity securities including third-party guarantees
AAA	$20,757	20,259	3,307	3,091	—	—	24,064	23,350
AA	21,754	21,407	13,426	12,811	56	55	35,236	34,273
A	—	—	21,385	21,849	—	—	21,385	21,849
BBB	—	—	1,905	1,827	—	—	1,905	1,827
BB and other	—	—	554	508	—	—	554	508
Total	$42,511	41,666	40,577	40,086	56	55	83,144	81,807
Texas state and political subdivision fixed maturity securities excluding third-party guarantees
AAA	$3,248	3,156	—	—	—	—	3,248	3,156
AA	32,080	31,541	3,299	3,061	—	—	35,379	34,602
A	5,985	5,818	28,939	29,020	—	—	34,924	34,838
BBB	1,198	1,151	5,483	5,207	56	55	6,737	6,413
BB and other	—	—	2,856	2,798	—	—	2,856	2,798
Total	$42,511	41,666	40,577	40,086	56	55	83,144	81,807

The table below represents the Company's detailed exposure to municipal bond portfolio in California at March 31, 2021.

March 31, 2021	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
California state and political subdivision fixed maturity securities including third-party guarantees
AAA	$—	—	—	—	—	—	—	—
AA	1,681	1,650	25,068	24,333	2,898	2,728	29,647	28,711
A	—	—	4,682	4,726	—	—	4,682	4,726
BBB	—	—	4,888	4,669	—	—	4,888	4,669
BB and other	—	—	—	—	—	—	—	—
Total	$1,681	1,650	34,638	33,728	2,898	2,728	39,217	38,106
California state and political subdivision fixed maturity securities excluding third-party guarantees
AAA	$—	—	—	—	—	—	—	—
AA	1,681	1,650	2,664	2,632	—	—	4,345	4,282
A	—	—	10,496	10,294	2,898	2,728	13,394	13,022
BBB	—	—	8,521	7,970	—	—	8,521	7,970
BB and other	—	—	12,957	12,832	—	—	12,957	12,832
Total	$1,681	1,650	34,638	33,728	2,898	2,728	39,217	38,106

March 31, 2021 | 10-Q 43

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

For the three months ended March 31, 2021 and 2020, the Company recorded no credit valuation losses on fixed maturity securities.

Information on both unrealized and realized gains and losses by category is set forth in Part I, Item 1, Note 5. Investments of the notes to our consolidated financial statements herein.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company experienced increased death claim benefits in the first three months of 2021, we do not believe that the Company's liquidity and capital resources were materially impacted by COVID-19 in the period. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company's liquidity and capital resources, see Part I, Item 1A, Risk Factors in the Company's Form 10-K.

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations. We manage our insurance operations as described herein in order to ensure that we have stable and reliable sources of cash flows to meet our obligations.  We expect to meet our cash needs for the next 12 months with cash generated by our insurance operations and from our invested assets. At March 31, 2021, we had $19.5 million in cash and cash equivalents and $1.5 billion in invested assets.

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

Our cash and cash equivalents decreased from $34.1 million at December 31, 2020 to $19.5 million at March 31, 2021. In the three months ended March 31, 2021, uses of cash included:

•$8.8 million severance payment to our former Chief Executive Officer, Geoffrey Kolander, following his resignation pursuant to the terms of his employment agreement and the Chief Executive Officer Separation of Service and Consulting Agreement dated July 29, 2020 (See Part I, Item 1, Note 6. Fair Value Measurements – "Other Long-Term Investments”, herein, and our Form 10-K for additional discussion about the severance payment to Mr. Kolander); and
•$9.1 million payment to the Harold E. Riley Foundation ("Foundation") for the purchase of 100% of the outstanding Class B common stock.

See Part I, Item 1, Note 11. Subsequent Events in the notes to our consolidated financial statements herein.
On May 5, 2021, we entered into a Credit Facility with Regions Bank. See Part I, Item 1, Note 7. Commitments and Contingencies in the notes to our consolidated financial statements, herein, for a description of the Credit Facility.

March 31, 2021 | 10-Q 44

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The Credit Facility provides additional liquidity to the Company for short-term and longer-term needs. As of May 5, 2021, we had not borrowed any money under the Credit Facility and do not expect to do so immediately.

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium revenues, investment income and investment maturities. Primary cash needs relate to payments of policy benefits to policyholders, investment purchases and operating expenses.  Historically, we have not had to liquidate a material amount of investments to provide cash flow for our insurance operations and we did not do so in the three months ended March 31, 2021. We believe that we have adequate capital resources to support the liquidity requirements of our insurance operations if the cash flow from our insurance operations is insufficient to meet our cash needs. See Contractual Obligations and Off-balance Sheet Arrangements in our Form 10-K for a discussion of known and estimated cash needs.

In the three months ended March 31, 2021, our operations provided $1.8 million in net cash as compared to $14.1 million provided by operations in the same period in 2020. As mentioned above, we used $8.8 million in cash in the quarter to pay Mr. Kolander’s severance. Cash provided by operations was also lower, as surrenders and lower renewal premiums in our international business are not being replaced by new sales. We have traditionally also had significant cash flows from investing activities due to both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities and to a lesser extent private equity funds and other alternative investments. Net cash used in investing activities totaled $7.4 million for the three months ended March 31, 2021 as opposed to $26.2 million used in investing activities for the three months ended March 31, 2020. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.  Cash used in financing activities was $9.1 million in the three months ended March 31, 2021, due to the purchase of the Class B common stock from the Foundation.

Because claims and surrender benefits are our largest expense, a primary liquidity concern is the risk of an extraordinary level of early policyholder surrenders. While these expenses increased in the three months ended March 31, 2021 and have been increasing over the last several years, the increases are within expected levels due to the aging of this block of business - a significant portion of surrenders relates to policies that have been in force and have little to no associated surrender charges and endowment products reaching their stated maturities.

For reasons previously discussed, death claim benefits in our Home Service Insurance segment increased in the first quarter of 2021. We continue to closely monitor claim volumes to evaluate whether there is a delay in reporting or filing for benefits as a result of the COVID-19 pandemic.

As discussed above, we are subject to regulatory capital requirements that could affect the Company’s ability to access capital from our insurance operations or cause the Company to have to put additional cash in our wholly-owned subsidiaries.

Our domestic companies are subject to minimum capital requirements set by the NAIC in the form of risk-based capital ("RBC").  RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves.  Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a parental guarantee between Citizens and CICA, Citizens' wholly-owned subsidiary domiciled in Colorado, to maintain a RBC level above 350%. At March 31, 2021, our domestic insurance subsidiaries were above the required minimum RBC levels.

CICA Ltd. is a Bermuda domiciled company. The BMA requires Bermuda insurers to maintain available statutory economic capital and surplus at a level equal to or in excess of the BMA's Enhanced Capital Requirement, which

March 31, 2021 | 10-Q 45

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

requires a certain Target Capital Level ("TCL"). As of March 31, 2021, CICA Ltd. was above the TCL threshold. At the request of the BMA, on April 15, 2021, Citizens and CICA Ltd. entered into a Keep Well Agreement. The Keep Well Agreement requires Citizens to contribute up to $10 million in capital to CICA Ltd. as necessary to ensure that CICA Ltd. has a minimum capital level of 120%. Since CICA Ltd.’s capital level currently exceeds 120%, Citizens is not currently required to make a capital contribution. Any capital injection that Citizens is required to make under the parental guarantee with CICA or under the Keep Well Agreement with CICA Ltd. could negatively impact the Company’s capital resources and liquidity.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2021, the Company is committed to fund investments up to $68.5 million related to private equity funds and other investments. There have been no other material changes in contractual obligations from those described in Part II, Item 7, Contractual Obligations and Off-Balance Sheet Arrangements in our Form 10-K.  The Company does not have off-balance sheet arrangements at March 31, 2021.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

CRITICAL ACCOUNTING POLICIES

We believe that the accounting policies set forth in Part I, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Policies" and Part IV, Item 15, Note 1. Summary of Significant Accounting Policies of our consolidated financial statements in our Form 10-K continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

CITIZENS, INC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GENERAL

For the Company’s disclosures about market risk, please see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K. Except as set forth below, there have been no material changes to the Company’s disclosures about market risk in Part II, Item 7A. of our Form 10-K. For additional information regarding market risks to which we are subject, see Part I, Item 1, Note 5. Investments - "Valuation of Investments" in the notes to our consolidated financial statements herein.

MARKET RISK RELATED TO INTEREST RATES

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 90.8% of our investment portfolio based on carrying value as of March 31, 2021.  These investments are mainly exposed to changes in U.S. Treasury rates. Changes in interest rates typically have a sizable effect on the fair values of our fixed maturity securities.  The interest rate of the ten-year U.S. Treasury bond increased to 1.74% at March 31, 2021 from 0.93% at December 31, 2020.  Net unrealized gains on fixed maturity securities totaled $88.0 million at March 31, 2021, compared to $167.9 million at December 31, 2020, based upon bond interest rates in relation to the U.S. ten-year Treasury yield.

To manage interest risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our AFS fixed maturity securities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our fixed maturity securities as of March 31, 2021 were within the expected range of this analysis.

There are no fixed maturity securities or other investments classified as trading instruments.  All of the Company's fixed maturity securities were classified as AFS at March 31, 2021.  At March 31, 2021 and December 31, 2020, we had no investments in derivative instruments or subprime loans.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2021.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended March 31, 2021, there were no changes in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

March 31, 2021 | 10-Q 47

CITIZENS, INC.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Part I, Item 3, Legal Proceedings of our Form 10-K for a discussion of our legal proceedings. There have been no material developments in the three months ended March 31, 2021 from the legal proceedings described in our Form 10-K.

Item 1A. RISK FACTORS

Part I, Item 1A, Risk Factors of our Form 10-K includes a discussion of our risk factors. There have been no material changes in the three months ended March 31, 2021 from the risk factors included in our Form 10-K.

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

3.2	Amended and Restated Bylaws dated February 6, 2021 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on February 9, 2021)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q*
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set*
* Filed herewith.
† Indicates management contract or compensatory plan or arrangement.

March 31, 2021 | 10-Q 48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Gerald W. Shields
Gerald W. Shields
Interim Chief Executive Officer & President

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin
Vice President, Chief Financial Officer & Treasurer

Date:	May 5, 2021

March 31, 2021 | 10-Q 49