Form 10-Q
period 2021-06-30
CITIZENS, INC.
filed 2021-08-04
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 30, 2021, the Registrant had 49,630,099 shares of Class A common stock outstanding and 0 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

June 30, 2021 | 10-Q 1

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets

(In thousands)	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $1,325,717 and $1,321,487 in 2021 and 2020, respectively)	$1,467,767	1,489,383
Equity securities, at fair value	22,657	22,102
Policy loans	80,621	83,318
Real estate held-for-sale	2,571	2,571
Other long-term investments (portion measured at fair value $26,023 and $11,923 in 2021 and 2020, respectively; less allowance for losses of $11 in 2021 and 2020)	26,388	27,294
Total investments	1,600,004	1,624,668
Cash and cash equivalents	30,125	34,131
Accrued investment income	16,301	16,137
Reinsurance recoverable	4,822	5,753
Deferred policy acquisition costs	107,135	104,913
Cost of insurance acquired	11,142	11,541
Goodwill and other intangible assets	13,568	13,570
Property and equipment, net	14,926	16,312
Due premiums	9,336	11,309
Other assets (less allowance for losses of $258 and $297 in 2021 and 2020, respectively)	6,642	5,086
Total assets	$1,814,001	1,843,420

See accompanying Notes to Consolidated Financial Statements.

June 30, 2021 | 10-Q 2

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets, Continued

(In thousands, except share amounts)	June 30, 2021	December 31, 2020
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,256,569	1,246,423
Annuities	82,193	78,304
Accident and health	774	761
Dividend accumulations	35,346	33,336
Premiums paid in advance	42,296	40,605
Policy claims payable	12,198	13,206
Other policyholders' funds	26,645	22,447
Total policy liabilities	1,456,021	1,435,082
Commissions payable	2,149	2,572
Current federal income tax payable	45,471	43,916
Deferred federal income tax payable	9,661	9,564
Payable for securities in process of settlement	930	5,265
Other liabilities	30,644	46,076
Total liabilities	1,544,876	1,542,475
Commitments and contingencies (Note 7)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 52,765,837 and 52,654,016 shares issued and outstanding in 2021 and 2020, respectively, including shares in treasury of 3,135,738 in 2021 and 2020	263,060	262,869
Class B, no par value, 2,000,000 shares authorized, 0 and 1,001,714 shares issued and outstanding in 2021 and 2020, respectively, including shares in treasury of 1,001,714 in 2021	3,184	3,184
Accumulated deficit	(80,903)	(82,352)
Accumulated other comprehensive income:
Net unrealized gains (losses) on fixed maturity securities, net of tax	103,885	128,255
Treasury stock, at cost	(20,101)	(11,011)
Total stockholders' equity	269,125	300,945
Total liabilities and stockholders' equity	$1,814,001	1,843,420

See accompanying Notes to Consolidated Financial Statements.

June 30, 2021 | 10-Q 3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Revenues:
Premiums:
Life insurance	$41,438	40,185	79,080	80,131
Accident and health insurance	291	248	634	509
Property insurance	1,097	1,063	2,144	2,173
Net investment income	15,320	14,915	30,564	30,084
Realized investment gains (losses), net	4,859	1,448	5,151	142
Other income	553	482	1,468	1,024
Total revenues	63,558	58,341	119,041	114,063
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	29,296	27,754	59,885	54,203
Increase in future policy benefit reserves	6,287	8,237	11,519	17,708
Policyholders' dividends	1,475	1,328	2,781	2,561
Total insurance benefits paid or provided	37,058	37,319	74,185	74,472
Commissions	8,801	6,714	16,958	14,567
Other general expenses	11,503	11,139	22,885	22,612
Capitalization of deferred policy acquisition costs	(5,787)	(3,731)	(10,772)	(8,740)
Amortization of deferred policy acquisition costs	6,074	6,061	12,257	12,180
Amortization of cost of insurance acquired	309	401	676	769
Total benefits and expenses	57,958	57,903	116,189	115,860
Income (loss) before federal income tax	5,600	438	2,852	(1,797)
Federal income tax expense (benefit)	578	1,465	1,403	2,814
Net income (loss)	5,022	(1,027)	1,449	(4,611)
Per Share Amounts:
Basic and diluted earnings (losses) per share of Class A common stock	0.10	(0.02)	0.03	(0.09)
Basic and diluted earnings (losses) per share of Class B common stock	0.05	(0.01)	0.01	(0.05)
Other Comprehensive Income (Loss):
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) arising during period	31,756	80,508	(24,142)	37,579
Reclassification adjustment for losses (gains) included in net income (loss)	46	(87)	11	45
Unrealized gains (losses) on fixed maturity securities, net	31,802	80,421	(24,131)	37,624
Income tax expense (benefit) on unrealized gains (losses) on fixed maturity securities	(346)	5,774	239	3,047
Other comprehensive income (loss)	32,148	74,647	(24,370)	34,577
Total comprehensive income (loss)	$37,170	73,620	(22,921)	29,966

See accompanying Notes to Consolidated Financial Statements.

June 30, 2021 | 10-Q 4

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stock-holders' equity
(In thousands)	Class A	Class B

Balance at December 31, 2020	$262,869	3,184	(82,352)	128,255	(11,011)	300,945
Comprehensive income (loss):
Net income (loss)	—	—	(3,573)	—	—	(3,573)
Unrealized investment gains (losses), net	—	—	—	(56,518)	—	(56,518)
Total comprehensive income (loss)	—	—	(3,573)	(56,518)	—	(60,091)
Stock-based compensation	(14)	—	—	—	—	(14)
Balance at March 31, 2021	262,855	3,184	(85,925)	71,737	(11,011)	240,840
Comprehensive income (loss):
Net income (loss)	—	—	5,022	—	—	5,022
Unrealized investment gains (losses), net	—	—	—	32,148	—	32,148
Total comprehensive income (loss)	—	—	5,022	32,148	—	37,170
Acquisition of treasury stock	—	—	—	—	(9,090)	(9,090)
Stock-based compensation	205	—	—	—	—	205
Balance at June 30, 2021	$263,060	3,184	(80,903)	103,885	(20,101)	269,125

Balance at December 31, 2019	$261,515	3,184	(70,969)	77,117	(11,011)	259,836
Accounting standards adopted January 1, 2020	—	—	(395)	—	—	(395)
Comprehensive income (loss):
Net income (loss)	—	—	(3,584)	—	—	(3,584)
Unrealized investment gains (losses), net	—	—	—	(40,070)	—	(40,070)
Total comprehensive income (loss)	—	—	(3,584)	(40,070)	—	(43,654)
Stock-based compensation	(53)	—	—	—	—	(53)
Balance at March 31, 2020	261,462	3,184	(74,948)	37,047	(11,011)	215,734
Comprehensive income (loss):
Net income (loss)	—	—	(1,027)	—	—	(1,027)
Unrealized investment gains (losses), net	—	—	—	74,647	—	74,647
Total comprehensive income (loss)	—	—	(1,027)	74,647	—	73,620
Stock-based compensation	439	—	—	—	—	439
Balance at June 30, 2020	$261,901	3,184	(75,975)	111,694	(11,011)	289,793

See accompanying Notes to Consolidated Financial Statements.

June 30, 2021 | 10-Q 5

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30, (In thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,449	(4,611)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses on sale of investments and other assets	(5,151)	(142)
Net deferred policy acquisition costs	1,485	3,440
Amortization of cost of insurance acquired	676	769
Depreciation	761	422
Amortization of premiums and discounts on investments	2,715	4,683
Stock-based compensation	306	632
Deferred federal income tax expense (benefit)	(141)	(76)
Change in:
Accrued investment income	(164)	569
Reinsurance recoverable	931	725
Due premiums	1,973	704
Future policy benefit reserves	11,432	17,593
Other policyholders' liabilities	6,891	4,091
Federal income tax payable	1,555	3,108
Commissions payable and other liabilities	(14,494)	(2,690)
Other, net	(1,246)	(665)
Net cash provided by (used in) operating activities	8,978	28,552
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(48,106)	(113,141)
Sales of fixed maturity securities, available-for-sale	7,254	2,982
Maturities and calls of fixed maturity securities, available-for-sale	29,574	101,852
Purchases of equity securities	—	(4,473)
Principal payments on mortgage loans	5	5
(Increase) decrease in policy loans, net	2,697	(2,166)
Sales of other long-term investments and real estate	17,341	—
Purchases of other long-term investments	(12,203)	(9,140)
Purchases of property and equipment	(773)	(38)
Maturities of short-term investments	—	1,300
Net cash provided by (used in) investing activities	(4,211)	(22,819)

See accompanying Notes to Consolidated Financial Statements.

June 30, 2021 | 10-Q 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(Unaudited)

Six Months Ended June 30, (In thousands)	2021	2020
Cash flows from financing activities:
Annuity deposits	$4,793	2,928
Annuity withdrawals	(4,113)	(2,245)
Acquisition of treasury stock	(9,090)	—
Other	(363)	(246)
Net cash provided by (used in) financing activities	(8,773)	437
Net increase (decrease) in cash and cash equivalents	(4,006)	6,170
Cash and cash equivalents at beginning of year	34,131	46,205
Cash and cash equivalents at end of period	$30,125	52,375

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2021 and 2020, various fixed maturity issuers exchanged securities with book values of $6.4 million and $3.1 million, respectively, for securities of equal value.

The Company had $0.9 million net unsettled security trades at June 30, 2021 and $1.8 million at June 30, 2020.

The Company recognized right-of-use assets of $12.0 million in exchange for new operating lease liabilities during the six months ended June 30, 2020. None were recognized during the six months ended June 30, 2021.

See accompanying Notes to Consolidated Financial Statements.

June 30, 2021 | 10-Q 7

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

The consolidated balance sheet as of June 30, 2021, the consolidated statements of operations and comprehensive income (loss) and stockholders' equity for the three and six months ended June 30, 2021 and June 30, 2020 and the consolidated statements of cash flows for the six months ended June 30, 2021 and June 30, 2020 have been prepared by the Company without audit and are not subject to audit. In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2021 and for comparative periods have been made. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 ("Form 10-K").  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

We converted the small block of ordinary whole life policies of CNLIC from a legacy platform to our new actuarial valuation software solution which provides enhanced modeling capabilities as of April 1, 2021. The impact of this system conversion reflected in the accompanying consolidated financial statements as of and for the three and six months ended June 30, 2021 was an increase to pretax income of $0.7 million consisting of a reduced increase in future policy benefit reserves of $0.8 million and increased amortization of deferred policy acquisition costs of $0.1 million.

June 30, 2021 | 10-Q 8

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

June 30, 2021 | 10-Q 9

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

(3) SEGMENT INFORMATION

The Company has two reportable segments:  Life Insurance and Home Service Insurance.

Our Life Insurance segment primarily issues endowment contracts, which are principally accumulation contracts that incorporate an element of life insurance protection and ordinary whole life insurance, to non-U.S. residents through CICA Ltd.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional coverage and annuity benefits to enhance accumulations. CICA and CNLIC issued ordinary whole life, credit life and disability and accident and health related policies, throughout the Midwest and southern U.S. until they ceased most domestic sales beginning January 1, 2017. We restarted marketing domestically in Florida in 2021.

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

June 30, 2021 | 10-Q 10

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

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended June 30, 2021
(In thousands)

Revenues:
Premiums	$30,138	12,688	—	42,826
Net investment income	11,879	3,243	198	15,320
Realized investment gains (losses), net	4,644	206	9	4,859
Other income	553	—	—	553
Total revenues	47,214	16,137	207	63,558
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	23,531	5,765	—	29,296
Increase in future policy benefit reserves	4,054	2,233	—	6,287
Policyholders' dividends	1,466	9	—	1,475
Total insurance benefits paid or provided	29,051	8,007	—	37,058
Commissions	4,398	4,403	—	8,801
Other general expenses	5,147	4,084	2,272	11,503
Capitalization of deferred policy acquisition costs	(3,816)	(1,971)	—	(5,787)
Amortization of deferred policy acquisition costs	5,200	874	—	6,074
Amortization of cost of insurance acquired	107	202	—	309
Total benefits and expenses	40,087	15,599	2,272	57,958
Income (loss) before federal income tax expense	$7,127	538	(2,065)	5,600

June 30, 2021 | 10-Q 11

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Six Months Ended June 30, 2021
(In thousands)

Revenues:
Premiums	$57,201	24,657	—	81,858
Net investment income	23,477	6,588	499	30,564
Realized investment gains, net	4,536	429	186	5,151
Other income	1,466	2	—	1,468
Total revenues	86,680	31,676	685	119,041
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	46,801	13,084	—	59,885
Increase in future policy benefit reserves	7,712	3,807	—	11,519
Policyholders' dividends	2,762	19	—	2,781
Total insurance benefits paid or provided	57,275	16,910	—	74,185
Commissions	8,629	8,329	—	16,958
Other general expenses	10,373	7,878	4,634	22,885
Capitalization of deferred policy acquisition costs	(7,377)	(3,395)	—	(10,772)
Amortization of deferred policy acquisition costs	10,548	1,709	—	12,257
Amortization of cost of insurance acquired	211	465	—	676
Total benefits and expenses	79,659	31,896	4,634	116,189
Income (loss) before federal income tax expense	$7,021	(220)	(3,949)	2,852

June 30, 2021 | 10-Q 12

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended June 30, 2020
(In thousands)

Revenues:
Premiums	$30,062	11,434	—	41,496
Net investment income	11,345	3,256	314	14,915
Realized investment gains (losses), net	391	924	133	1,448
Other income	482	—	—	482
Total revenues	42,280	15,614	447	58,341
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	20,888	6,866	—	27,754
Increase in future policy benefit reserves	7,384	853	—	8,237
Policyholders' dividends	1,319	9	—	1,328
Total insurance benefits paid or provided	29,591	7,728	—	37,319
Commissions	3,294	3,420	—	6,714
Other general expenses	4,446	4,591	2,102	11,139
Capitalization of deferred policy acquisition costs	(2,716)	(1,015)	—	(3,731)
Amortization of deferred policy acquisition costs	5,419	642	—	6,061
Amortization of cost of insurance acquired	127	274	—	401
Total benefits and expenses	40,161	15,640	2,102	57,903
Income (loss) before federal income tax expense	$2,119	(26)	(1,655)	438

June 30, 2021 | 10-Q 13

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Six Months Ended June 30, 2020
(In thousands)

Revenues:
Premiums	$59,881	22,932	—	82,813
Net investment income	22,825	6,588	671	30,084
Realized investment gains (losses), net	1,126	(793)	(191)	142
Other income	1,006	18	—	1,024
Total revenues	84,838	28,745	480	114,063
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	41,048	13,155	—	54,203
Increase in future policy benefit reserves	15,530	2,178	—	17,708
Policyholders' dividends	2,544	17	—	2,561
Total insurance benefits paid or provided	59,122	15,350	—	74,472
Commissions	7,772	6,795	—	14,567
Other general expenses	9,394	8,907	4,311	22,612
Capitalization of deferred policy acquisition costs	(6,637)	(2,103)	—	(8,740)
Amortization of deferred policy acquisition costs	10,737	1,443	—	12,180
Amortization of cost of insurance acquired	245	524	—	769
Total benefits and expenses	80,633	30,916	4,311	115,860
Income (loss) before federal income tax expense	$4,205	(2,171)	(3,831)	(1,797)

June 30, 2021 | 10-Q 14

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) STOCKHOLDERS' EQUITY AND RESTRICTIONS

EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings (loss) per share.

Three Months Ended June 30,	2021	2020
(In thousands, except per share amounts)

Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$5,022	(1,027)
Net income (loss) allocated to Class A common stock	$5,010	(1,017)
Net income (loss) allocated to Class B common stock	12	(10)
Net income (loss)	$5,022	(1,027)

Denominator:
Weighted average shares of Class A outstanding - basic	49,602	49,345
Weighted average shares of Class A outstanding - diluted	50,192	49,528
Weighted average shares of Class B outstanding - basic and diluted	250	1,002
Basic and diluted earnings (loss) per share of Class A common stock	$0.10	(0.02)
Basic and diluted earnings (loss) per share of Class B common stock	0.05	(0.01)

Six Months Ended June 30,	2021	2020
(In thousands, except per share amounts)
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$1,449	(4,611)
Net income (loss) allocated to Class A common stock	$1,441	(4,565)
Net income (loss) allocated to Class B common stock	8	(46)
Net income (loss)	$1,449	(4,611)

Denominator:
Weighted average shares of Class A outstanding - basic	49,578	49,322
Weighted average shares of Class A outstanding - diluted	50,145	49,506
Weighted average shares of Class B outstanding - basic and diluted	572	1,002
Basic and diluted earnings (loss) per share of Class A common stock	$0.03	(0.09)
Basic and diluted earnings (loss) per share of Class B common stock	0.01	(0.05)

CAPITAL AND SURPLUS

Each of our regulated insurance subsidiaries is required to meet stipulated regulatory capital requirements. These include capital requirements imposed by the U.S. National Association of Insurance Commissioners ("NAIC") and the Bermuda Monetary Authority ("BMA"). All insurance subsidiaries exceeded the minimum capital requirements at June 30, 2021.

June 30, 2021 | 10-Q 15

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation or excess risk, the BMA has established a threshold capital level (termed the Target Capital Level ("TCL")), which is set at 120% of a company’s enhanced capital requirement. The TCL serves as an early warning tool for the BMA. As of June 30, 2021, CICA Ltd. was above the TCL threshold. At the request of the BMA, on April 15, 2021, Citizens and CICA Ltd. entered into a Keep Well Agreement. The Keep Well Agreement requires Citizens to contribute up to $10 million in capital to CICA Ltd. as necessary to ensure that CICA Ltd. has a minimum capital level of 120% (equal to the TCL). Since CICA Ltd.’s capital level currently exceeds 120%, Citizens is not currently required to make a capital contribution.

(5) INVESTMENTS

The Company invests primarily in fixed maturity securities, which totaled 90.1% of total cash and invested assets at June 30, 2021, as shown below.

Carrying Value (In thousands, except for %)	June 30, 2021		December 31, 2020
	Amount	%	Amount	%

Cash and invested assets:
Fixed maturity securities	$1,467,767	90.1%	1,489,383	89.8%
Equity securities	22,657	1.4%	22,102	1.3%
Policy loans	80,621	4.9%	83,318	5.0%
Real estate and other long-term investments	28,959	1.8%	29,865	1.8%
Cash and cash equivalents	30,125	1.8%	34,131	2.1%
Total cash and invested assets	$1,630,129	100.0%	1,658,799	100.0%

The following tables represent the amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities as of the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,559	1,425	—	10,984
U.S. Government-sponsored enterprises	3,477	1,103	—	4,580
States and political subdivisions	357,466	30,761	257	387,970
Corporate:
Financial	206,393	23,908	180	230,121
Consumer	210,132	25,239	620	234,751
Energy	79,322	8,719	245	87,796
All other	297,277	34,196	959	330,514
Residential mortgage-backed	118,147	18,483	—	136,630
Asset-backed	43,843	470	6	44,307
Foreign governments	101	13	—	114
Total fixed maturity securities	$1,325,717	144,317	2,267	1,467,767

June 30, 2021 | 10-Q 16

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,529	1,797	—	11,326
U.S. Government-sponsored enterprises	3,490	1,301	—	4,791
States and political subdivisions	377,462	32,751	548	409,665
Corporate:
Financial	204,160	31,000	13	235,147
Consumer	196,648	30,116	245	226,519
Energy	81,223	8,174	536	88,861
All other	284,209	42,554	82	326,681
Commercial mortgage-backed	225	—	4	221
Residential mortgage-backed	118,144	21,819	—	139,963
Asset-backed	46,295	278	482	46,091
Foreign governments	102	16	—	118
Total fixed maturity securities	$1,321,487	169,806	1,910	1,489,383

Most of the Company's equity securities are diversified stock and bond mutual funds.

Fair Value (In thousands)	June 30, 2021	December 31, 2020

Equity securities:
Stock mutual funds	$3,473	3,174
Bond mutual funds	12,601	12,354
Common stock	1,137	1,143
Non-redeemable preferred stock	276	281
Non-redeemable preferred stock fund	5,170	5,150
Total equity securities	$22,657	22,102

VALUATION OF INVESTMENTS

Available-for-sale securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income. The Company recognized net realized gains of $0.3 million and $0.6 million on equity securities held for the three and six months ended June 30, 2021 and gains of $1.3 million and $0.2 million for the same period ended June 30, 2020.

The Company considers several factors in its review and evaluation of individual investments, using the process described in Part IV, Item 15, Note 2. Investments in the notes to the consolidated financial statements of our Form 10-K to determine whether a credit loss impairment exists. For the three and six months ended June 30, 2021 and 2020, the Company recorded no credit valuation losses on fixed maturity securities.

June 30, 2021 | 10-Q 17

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the fair values and gross unrealized losses of fixed maturity securities that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2021 and December 31, 2020.

June 30, 2021	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
U.S. Treasury securities	$73	—	2	$—	—	—	$73	—	2
States and political subdivisions	10,873	257	15	—	—	—	10,873	257	15
Corporate:
Financial	6,728	180	8	—	—	—	6,728	180	8
Consumer	25,777	620	26	—	—	—	25,777	620	26
Energy	3,730	88	2	2,898	157	6	6,628	245	8
All Other	19,688	959	22	—	—	—	19,688	959	22
Residential mortgage-backed	81	—	2	—	—	—	81	—	2
Asset-backed	4,816	5	9	664	1	1	5,480	6	10
Total fixed maturity securities	$71,766	2,109	86	$3,562	158	7	$75,328	2,267	93

December 31, 2020	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
States and political subdivisions	$32,487	548	27	$—	—	—	$32,487	548	27
Corporate:
Financial	1,308	13	1	—	—	—	1,308	13	1
Consumer	10,740	230	5	1,667	15	1	12,407	245	6
Energy	6,350	536	8	—	—	—	6,350	536	8
All Other	9,418	82	11	—	—	—	9,418	82	11
Commercial mortgage-backed	221	4	1	—	—	—	221	4	1
Residential mortgage-backed	83	—	1	—	—	—	83	—	1
Asset-backed	26,353	481	26	994	1	1	27,347	482	27
Total fixed maturity securities	$86,960	1,894	80	$2,661	16	2	$89,621	1,910	82

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

June 30, 2021 | 10-Q 18

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
have little bearing on the recoverability of our investments. The fair value is expected to recover as the securities approach maturity.

The amortized cost and fair value of fixed maturity securities at June 30, 2021 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

June 30, 2021	Amortized Cost	Fair Value
(In thousands)
Fixed maturity securities:
Due in one year or less	$26,328	26,803
Due after one year through five years	110,907	120,971
Due after five years through ten years	215,708	236,746
Due after ten years	972,774	1,083,247
Total fixed maturity securities	$1,325,717	1,467,767

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Three Months Ended		Six Months Ended
Fixed Maturity Securities, Available-for-Sale	June 30,		June 30,
(In thousands)	2021	2020	2021	2020

Proceeds	$—	5,363	7,254	6,303
Gross realized gains	$—	123	100	123
Gross realized losses	$—	19	1	57

The Company sold 0 and 18 AFS fixed maturity securities during the three and six months ended June 30, 2021 and 5 and 6 during the three and six months ended June 30, 2020, respectively.

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

June 30, 2021 | 10-Q 19

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The following tables set forth our assets that are measured at fair value on a recurring basis as of the dates indicated.

June 30, 2021	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial Assets
Fixed maturity securities available-for-sale
U.S. Treasury and U.S. Government-sponsored enterprises	$10,984	4,580	—	15,564
States and political subdivisions	—	387,970	—	387,970
Corporate	51	883,131	—	883,182
Residential mortgage-backed	—	136,630	—	136,630
Asset-backed	—	44,307	—	44,307
Foreign governments	—	114	—	114
Total fixed maturity securities available-for-sale	11,035	1,456,732	—	1,467,767

Equity securities
Stock mutual funds	3,473	—	—	3,473
Bond mutual funds	12,601	—	—	12,601
Common stock	1,137	—	—	1,137
Non-redeemable preferred stock	276	—	—	276
Non-redeemable preferred stock fund	5,170	—	—	5,170
Total equity securities	22,657	—	—	22,657
Other long-term investments (1)	—	—	—	26,023
Total financial assets	$33,692	1,456,732	—	1,516,447
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

June 30, 2021 | 10-Q 20

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
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At June 30, 2021, our fixed maturity securities, valued using a third-party pricing source, totaled $1.5 billion for Level 2 assets and comprised 96.1% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at June 30, 2021. For the six months ended June 30, 2021, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Limited partnerships. The Company considers the net asset value ("NAV") to represent the value of the investment fund and is measured by the total value of assets minus the total value of liabilities. The following tables include information related to our investments in limited partnerships that calculate NAV per share. For these investments, which are measured at fair value on a recurring basis, we use the NAV per share to measure fair value. Changes in the NAV of our limited partnerships are recorded through net income. The Company recognized net realized gains

June 30, 2021 | 10-Q 21

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
of $4.0 million and $4.5 million on limited partnerships held for the three and six months ended June 30, 2021 and losses of $0.1 million for both the three and six months ended June 30, 2020.These investments are included in other long-term investments on the consolidated balance sheets.

		June 30, 2021			December 31, 2020
		Fair Value Using NAV Per Share	Unfunded Commit- ments	Life in years	Fair Value Using NAV Per Share	Unfunded Commit- ments	Life in years
(In thousands, except years)
Limited partnerships
Middle market	Investments in privately-originated, performing senior secured debt primarily in North America-based companies	$11,119	29,205	10	$10,542	29,783	10
Term liquidity facility	Investments in a facility established by the U.S. Federal Reserve that provides financing to U.S. company market participants for levered asset purchases with a focus on asset-backed, commercial mortgage and collateralized loan obligation markets	—	—	0	1,381	—	3
Late-stage growth	Investments in private late-stage, established companies seeking capital to accelerate growth prior to an IPO or sale	12,956	11,202	7	—	16,291	7
Infrastructure	Investments in climate infrastructure assets, focusing on renewable power generation in wind and solar energy	1,948	18,652	12	—	17,497	12
Total limited partnerships		$26,023	59,059		$11,923	63,571

Our limited partnership investments are not redeemable because distributions will be received when the underlying investments of the partnerships are liquidated. The life spans indicated above may be shortened or extended at the fund manager's discretion, typically in one or two-year increments.

We initially estimate the fair value of investments in limited partnerships by reference to the transaction price. Subsequently, we obtain the fair value of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are audited annually. We carried $6.2 million of limited partnerships investments at cost at December 31, 2020. None were carried at cost at June 30, 2021.

We review the fair value hierarchy classifications each reporting period.  Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. There were no transfers in or out of Level 3 during the six months ended June 30, 2021 or 2020.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE

Estimates of fair values are made at a specific point in time, based on relevant market prices and information about the financial instruments.  The fair values of financial instruments presented below are not necessarily indicative of the amounts the Company might realize in actual market transactions.

June 30, 2021 | 10-Q 22

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	June 30, 2021		December 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Policy loans	$80,621	80,621	83,318	83,318
Mortgage loans	152	171	157	195
Cash and cash equivalents	30,125	30,125	34,131	34,131
Financial Liabilities:
Annuity - investment contracts	62,733	70,181	60,861	71,547

Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at June 30, 2021 and December 31, 2020, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

Mortgage loans. Mortgage loans are secured principally by residential properties.  Weighted average interest rates for these loans were approximately 6.4% at June 30, 2021 and December 31, 2020. At June 30, 2021, maturities ranged from 5 to 19 years.  Management estimated the fair value using an annual interest rate of 6.25% at June 30, 2021.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy and are included in other long-term investments on the consolidated balance sheets.

Cash and cash equivalents. The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 liabilities, was estimated at June 30, 2021 and December 31, 2020 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 0.21% to 2.55% and 0.22% to 2.34%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Other long-term investments. Financial instruments included in other long-term investments are classified in various levels of the fair value hierarchy. The following table summarizes the carrying amounts of these investments.

Carrying Value (In thousands)	June 30, 2021	December 31, 2020
Other long-term investments:
Limited partnerships	$26,023	18,135
FHLB common stock	192	190
Mortgage loans	152	157
All other investments	21	8,811
Total other long-term investments	$26,388	27,293

June 30, 2021 | 10-Q 23

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We are a member of the Federal Home Loan Bank ("FHLB") of Dallas and such membership requires members to own stock in FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value. Included in all other investments at December 31, 2020 was a Rabbi Trust holding $8.8 million for the benefit of our former Chief Executive Officer, Geoffrey Kolander, which we were required to hold for his severance payment under the terms of his employment agreement in connection with his resignation following a change in control of the Company. This amount was paid to him during the first quarter of 2021 and thus is not reflected in all other investments at June 30, 2021.

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

To satisfy the Internal Revenue Service ("IRS") tax withholding and information reporting requirements for the novated policies sold to non-U.S. persons as described above, the Company submitted withholding tax returns to the IRS in December 2019, and amended returns in August 2020 and paid the associated withholding tax. The IRS processed these withholding tax returns in 2021, and the Company considers this matter closed.

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

CONTRACTUAL OBLIGATIONS

As of June 30, 2021, CICA Ltd. is committed to fund investments up to $64.1 million related to limited partnerships previously described and other investments.

CREDIT FACILITY

On May 5, 2021, the Company entered into a $20 million senior secured revolving credit facility (the “Credit Facility”) with Regions Bank ("Regions"). The Credit Facility has a three-year term, maturing on May 5, 2024, and allows the Company to borrow up to $20 million for working capital purposes, capital expenditures and other corporate purposes.

Revolving loans may be requested by the Company in aggregate minimum principal amounts of $0.5 million per loan. At the Company's election, the revolving loans may either bear a base rate, which is 1.75% plus a base rate (a fluctuating rate per annum) equal to the greatest of (a) Regions' prime rate, (b) the federal funds rate plus 0.50%, (c) the one-month LIBOR rate plus 1%, and (d) 0.75%; or an adjusted LIBOR rate, which is 2.75% plus an adjusted LIBOR rate but cannot be less than 0.75%. The Company is required to pay Regions a quarterly commitment fee of 0.375% of the unused portion of the Credit Facility, which the Company expenses as it is incurred.

Obligations under the Credit Facility are secured by substantially all of the assets of the Company other than the equity interests in all of the regulated insurance subsidiaries, real estate owned by the Company, and other limited

June 30, 2021 | 10-Q 24

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
exceptions. The Credit Facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to restrictions on indebtedness, liens, investments, asset dispositions and restricted payments. As of June 30, 2021, the Company had not borrowed any funds against the Credit Facility and was not in violation of any covenants.

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

(8) INCOME TAXES

Our provision for income taxes may not have the customary relationship of taxes to income. CICA Ltd., a wholly owned subsidiary of Citizens, is considered a controlled foreign corporation for federal tax purposes. As a result, the insurance activity of CICA Ltd. is subject to Subpart F of the IRC and is included in Citizens’ taxable income. For the three and six months ended June 30, 2021, the Subpart F income inclusion generated $0.6 million and $1.0 million of federal income tax expense, respectively. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate is as follows:

Three Months Ended June 30,	2021		2020
(In thousands, except for %)	Amount	%	Amount	%
Federal income tax expense:
Expected tax expense (benefit)	$1,176	21.0%	$92	21.0%
Foreign income tax rate differential	(1,408)	(25.1)%	(489)	(111.6)%
Tax-exempt interest and dividends-received deduction	(29)	(0.5)%	(38)	(8.7)%
Annualized effective tax rate adjustment	(316)	(5.6)%	229	52.3%
Adjustment of prior year taxes	—	—%	(83)	(18.9)%
Effect of uncertain tax position	613	10.9%	1,028	234.7%
CICA Ltd. Subpart F income	600	10.7%	717	163.7%
Nondeductible officer compensation	33	0.6%	—	—%
Other	(91)	(1.6)%	9	2.1%
Total federal income tax expense (benefit)	$578	10.4%	$1,465	334.6%

June 30, 2021 | 10-Q 25

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six Months Ended June 30,	2021		2020
(In thousands, except for %)	Amount	%	Amount	%
Federal income tax expense:
Expected tax expense (benefit)	$599	21.0%	$(377)	21.0%
Foreign income tax rate differential	(1,560)	(54.7)%	(1,039)	57.8%
Tax-exempt interest and dividends-received deduction	(59)	(2.1)%	(78)	4.3%
Annualized effective tax rate adjustment	339	11.9%	846	(47.1)%
Adjustment of prior year taxes	—	—%	(88)	4.9%
Effect of uncertain tax position	1,216	42.6%	2,043	(113.7)%
CICA Ltd. Subpart F income	992	34.8%	1,392	(77.5)%
Nondeductible officer compensation	(40)	(1.4)%	—	—%
Other	(84)	(2.9)%	115	(6.4)%
Total federal income tax expense (benefit)	$1,403	49.2%	$2,814	(156.7)%

Income tax expense consists of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Federal income tax expense:
Current	$287	1,261	1,544	2,890
Deferred	291	204	(141)	(76)
Total federal income tax expense	$578	1,465	1,403	2,814

June 30, 2021 | 10-Q 26

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of deferred federal income taxes are as follows:

Net Deferred Tax Asset (Liability) (In thousands)	June 30, 2021	December 31, 2020
Deferred tax assets:
Future policy benefit reserves	$2,597	2,657
Net operating and capital loss carryforwards	1,565	1,395
Accrued policyholder dividends and expenses	143	124
Investments	239	147
Deferred intercompany loss	1,884	2,002
Fixed assets	576	420
Lease liability	2,387	2,514
Accrued compensation	396	513
Other	167	164
Total gross deferred tax assets	9,954	9,936
Deferred tax liabilities:
Deferred policy acquisition costs, cost of insurance acquired and intangible assets	(8,708)	(8,693)
Unrealized gains on investments available-for-sale	(5,125)	(4,522)
Tax reserves transition liability	(3,362)	(3,736)
Right-of-use lease asset	(2,387)	(2,514)
Other	(33)	(35)
Total gross deferred tax liabilities	(19,615)	(19,500)
Net deferred tax liability	$(9,661)	(9,564)

(9) OTHER COMPREHENSIVE INCOME

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% as of the three and six months ended June 30, 2021 and 2020, as indicated below.

Three Months Ended June 30,	2021			2020
(In thousands)	Amount	Tax Effect	Total	Amount	Tax Effect	Total
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$53,234	(3,418)	49,816	80,386	(5,766)	74,620
Reclassification adjustment for (gains) losses included in net income	46	(10)	36	(87)	18	(69)
Effects on deferred policy acquisition costs	(21,492)	3,777	(17,715)	(526)	110	(416)
Effects on cost of insurance acquired	8	(2)	6	(228)	48	(180)
Effects on unearned revenue reserves	6	(1)	5	876	(184)	692
Other comprehensive income (loss)	$31,802	346	32,148	80,421	(5,774)	74,647

June 30, 2021 | 10-Q 27

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six Months Ended June 30,	2021			2020
(In thousands)	Amount	Tax Effect	Total	Amount	Tax Effect	Total
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$(26,188)	1,955	(24,233)	37,480	(3,016)	34,464
Reclassification adjustment for (gains) losses included in net income	11	(3)	8	45	(10)	35
Effects on deferred policy acquisition costs	3,706	(2,540)	1,166	(315)	66	(249)
Effects on cost of insurance acquired	277	(58)	219	(113)	24	(89)
Effects on unearned revenue reserves	(1,937)	407	(1,530)	527	(111)	416
Other comprehensive income (loss)	$(24,131)	(239)	(24,370)	37,624	(3,047)	34,577

(10) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. There were no changes related to these relationships during the six months ended June 30, 2021.  See our Form 10-K for a comprehensive discussion of related party transactions.

(11) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued.

On July 30, 2021, the Company sold our Citizens Academy Training Facility located near Austin, Texas for a gross sales price of $3.8 million, resulting in a gain on the sale of $1.0 million. The facility was owned by Citizens and was held in our Other Non-Insurance Enterprises.

June 30, 2021 | 10-Q 28

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, statements concerning any potential future impact of the coronavirus disease (“COVID-19”) pandemic on our business, as well as factors discussed in the "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2020 which are incorporated herein by reference. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

OVERVIEW

Citizens, Inc. ("Citizens" or the "Company") is an insurance holding company incorporated in Colorado serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our insurance subsidiaries, we provide insurance benefits to residents in 31 U.S. states and more than 75 different countries. We pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  We operate in two business segments:

•Life Insurance segment - U.S. dollar-denominated ordinary whole life insurance and endowment policies predominantly sold to non-U.S. residents, located principally in Latin America and the Pacific Rim through independent marketing consultants and whole life insurance sold domestically through independent agents; and
•Home Service Insurance segment - final expense life insurance and limited liability property insurance policies marketed to middle- and lower-income households, as well as whole life products with higher allowable face values, in Louisiana, Mississippi and Arkansas, sold through independent agents and through funeral homes.

IMPACT OF COVID-19 PANDEMIC

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

June 30, 2021 | 10-Q 29

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Currently, some of the most significant factors that could cause our future results to differ significantly from our prior results or forward-looking statements include:

•decreased premium revenue due to disruption to our distribution channel and quarantines, travel limitations, business restrictions and decreased economic activity;
•higher surrenders or lapses due to cash needs our policyholders may have due to concerns over COVID-19 economic impacts, particularly in our international business; and
•a higher level of claims due to COVID-19 deaths.

While we believe that the COVID-19 pandemic did not materially impact our results of operations during the first six months of 2021, the Delta variant of COVID-19, which is now becoming the predominant strain of COVID-19 globally, is leading to new or reinstated lock-downs and quarantines, and higher rates of transmission and deaths, particularly in unvaccinated individuals, and may materially impact future operations. We continue to monitor the impact of the COVID-19 pandemic on our operations.

CURRENT FINANCIAL HIGHLIGHTS
Net income increased by $6.0 million during both the three and six months ended June 30, 2021 to $5.0 million and $1.4 million, respectively, compared to the prior year periods due primarily to an increase in realized gains of $3.4 million and $5.0 million, respectively in the three and six months ended June 30, 2021. The realized gains primarily reflect changes in the fair value of our limited partnership investments during the second quarter of 2021. We did not sell these investments in the second quarter of 2021, but as discussed in Part I, Item 1, Note 5. Investments, changes in fair values of our equity securities are reflected in realized gains, in addition to executed transactions that result in a gain or loss. Net income in the three months ended June 30, 2021 was also positively impacted by an increase in premiums and more favorable mortality experience in our Home Service Insurance segment as compared to the three months ended June 30, 2020, and a $0.8 million reduction to increase in future policy benefit reserves due to the conversion of a block of business to our new actuarial valuation system as described in Part I, Item 1, Note 1. Financial Statements.

Total benefits and expenses of $58.0 million and $116.2 million, respectively, in the three and six months ended June 30, 2021 were $0.1 million and $0.3 million higher than the respective periods in 2020. The increase was primarily due to increases in claims and surrender benefits paid in our Life Insurance segment. Death claim benefits paid in the Life Insurance Segment, increased by $0.6 million, or 48.8%, in the three months ended June 30, 2021 as compared to the 2020 period and increased by $1.6 million, or 52.7%, in the six months ended June 30, 2021 as compared to the 2020 period. The higher claim expense was a result of a higher volume of reported claims, including those COVID-19 related, in addition to an increase in the average death claim amount. We also continued to experience an increase in surrender benefits in the Life Insurance segment, which increased by 28.1% and 17.7%, respectively, in the three and six months ended June 30, 2021, as compared to the prior year periods. We believe the continued trend of higher surrenders is due primarily to the aging block of business, as the business ages, the surrender charges decrease, and to a lesser extent, global economic circumstances.

June 30, 2021 | 10-Q 30

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Consolidated Revenue Highlights

Life insurance premiums and investment income are our primary sources of revenue. In the three months ended June 30, 2021 compared to the same period in 2020, total revenue increased by $5.2 million.

•Insurance premiums increased by $1.3 million, or 3.2%, due to an increase in first year premiums in our Life Insurance segment and an increase in both first year and renewal premiums in our Home Service Insurance segments. We believe these increases were driven by our focused marketing campaigns and improved sales practices, as well as lower sales in prior year period due to COVID 19 impacts previously described.
•Net investment income increased by $0.4 million, or 2.7%, despite a lower average portfolio yield in the current year period due to a growing base of assets.

In the six months ended June 30, 2021 as compared to the same period in 2020, total revenue increased by $5.0 million.

•Insurance premiums declined by $1.0 million, or 1.2%. The decline was driven by our Life Insurance segment, as renewal premiums declined 6.4% to $52.0 million in the first quarter of 2021 from $55.6 million in the same period in 2020. The decrease in renewal premiums resulted primarily from a decline in our in force business in this segment, which is due in part to changes we made to our products and distribution over the last few years.
•Net investment income increased by $0.5 million, or 1.6%, due to the growing asset base and the make-whole call redemption described below in the "Consolidated Results of Operations".

Additionally, as discussed above, realized investment gains increased by $3.4 million and $5.0 million, respectively, in the three and six months ended June 30, 2021 as compared to the prior year periods.

Other income consists primarily of policyholders in our Life Insurance segment selecting supplemental contracts upon maturity of their original policies, which has been increasing over the past few quarters.

Consolidated Benefits and Expenses Highlights

The primary use of our funds is the payment of insurance benefits for claims, surrenders and matured endowments. As discussed above, our claims and surrender benefits incurred increased by $1.5 million and $5.7 million, respectively, in the three and six months ended June 30, 2021 as compared to the same periods in the prior year; however, total insurance benefits paid or provided was essentially flat year-over-year, as the increase in claims and surrender benefits was offset by a decrease in future policy benefit reserves. Future policy benefit reserves decreased due to the decline in the in force block of business and the conversion of a block of policies to our new actuarial valuation system mentioned above.

The other primary uses of funds are the costs related to selling our insurance products (e.g., commissions, underwriting, marketing expenses) and general expenses. Costs incurred related to selling our insurance products were higher for the three and six months ended June 30, 2021 as compared to the same period in the prior year. First year sales for both our Life Insurance and Home Service Insurance segments increased substantially in the second quarter of 2021 compared to the comparable period last year, when premiums were materially impacted by the COVID-19 pandemic as disclosed previously. Commissions on our first year sales are much higher than commissions on our renewal business.

Other general expenses were slightly higher for the three and six months ended June 30, 2021 due to higher rent at our new headquarters and higher legal fees due to the various legal proceedings described in our Form 10-K for the year ended December 21, 2020.

June 30, 2021 | 10-Q 31

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Financial Condition at June 30, 2021

•Total investments of $1.6 billion; fixed maturity securities comprised 91.7% of total investments.
•Total assets of $1.8 billion.
•Total stockholders' equity of $0.3 billion.
•$4.6 billion of direct insurance in force.
•No debt.
•Fully diluted earnings per share of Class A common stock of $0.03.

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

Six Months Ended June 30,	2021			2020
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life Insurance	$108,680,985	1,803	$60,278	$84,017,811	1,315	$63,892
Home Service Insurance	99,978,080	13,868	7,209	65,239,577	9,230	7,068
Total	$208,659,065	15,671		$149,257,388	10,545

Total insurance issued increased by 39.8% in the six months ended June 30, 2021, from $149.3 million in the first six months of 2020 to $208.7 million in 2021, as both our Life Insurance and Home Service Insurance segments experienced growth. We issued 15,671 new policies in the 2021 period, as compared to 10,545 new policies in the 2020 period. Our sales for the second quarter of 2020 were unusually low, especially for our Life Insurance segment due to the impact of the COVID-19 pandemic during this time.

The number of policies issued in the six months ended June 30, 2021 increased 37.1% in the Life Insurance segment from the same period in 2020. We believe the increase in the first half of 2021 was primarily due to enhancements to our business operations and sales practices to account for the impact of the COVID-19 pandemic, new sales promotions and campaigns, focused training on virtual selling and strategically prioritizing selling lower face amount policies, which typically have less stringent underwriting requirements and, in some cases, may not require the completion of medical tests, as many of our top international markets remain in quarantine due to the COVID-19 pandemic. In addition, in order to address the decreasing first year premiums we have seen in recent years in this segment, we prioritized recruiting new independent contractors in the first quarter of 2021, and we began to see the impact of these efforts through June. Although applications increased during the first six months of 2021 compared to the same period last year due to these enhancements, average policy face amount declined, as we continued to emphasize the selling of lower face amount policies, as noted above.

The number of policies issued in the six months ended June 30, 2021 increased 50.2% in the Home Service Insurance segment compared to the same period in 2020. We believe the increase in our Home Service Insurance segment was driven by the broadening of a sales campaign introduced during the third quarter of last year targeted at existing policyholders that emphasizes increased coverage as well as fewer applications received in the prior

June 30, 2021 | 10-Q 32

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

year period as the onset of the COVID-19 pandemic and stay-at-home orders negatively impacted our business. During the first quarter of 2021, as part of the campaign, we increased the target face amount of insurance. As a result, the overall average face amount of policies issued for the Home Service Insurance segment increased during the six months ended June 30, 2021 compared to the same period last year.

CONSOLIDATED RESULTS OF OPERATIONS

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

REVENUES

Our revenues are generated primarily by insurance renewal premiums and investment income on invested assets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020

Revenues:
Premiums:
Life insurance	$41,438	40,185	79,080	80,131
Accident and health insurance	291	248	634	509
Property insurance	1,097	1,063	2,144	2,173
Net investment income	15,320	14,915	30,564	30,084
Realized investment gains, net	4,859	1,448	5,151	142
Other income	553	482	1,468	1,024
Total revenues	$63,558	58,341	119,041	114,063

Premium Income.  Premium income derived from life, accident and health, and property insurance sales increased $1.3 million, or 3.2%, for the second quarter, and decreased $1.0 million, or 1.2% for the six months ended June 30, 2021 compared to the same periods in 2020. The increase in the three-month period was due to higher first year premiums in both our segments and slightly higher renewal premiums in our Home Services Insurance segment. First year premiums were negatively affected in the three and six months ended June 30, 2020 due to the impacts of the COVID-19 pandemic. Despite higher first year premiums in both our segments and slightly higher renewal premiums in our Home Services Insurance segment for the six months ended June 30, 2021, overall premiums declined due to lower renewal premiums in our Life Insurance segment. The decrease in renewal premiums in the Life Insurance segment is mainly due to a continuing decline in our in force business in this segment over the last several years as we have made changes to our products and distribution and as surrenders outpace new sales. Premium revenues continue to be negatively impacted by high levels of surrenders, which we believe are due not only to an aging block of business (i.e., maturities and surrenders of products where the surrender charges are close to expiring or have expired) and our decision to cease issuing new policies in Brazil in 2017 (where we see many policies lapsing), but also to economic circumstances in Latin America. See the detailed distribution of premiums within Segment Operations discussed below.

June 30, 2021 | 10-Q 33

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Net Investment Income. Our annualized net investment income performance is summarized as follows.

	June 30,	December 31,	June 30,
(In thousands, except for %)	2021	2020	2020

Net investment income, annualized	$61,128	60,197	60,168
Average invested assets, at amortized cost	1,447,241	1,420,129	1,403,295
Annualized yield on average invested assets	4.22%	4.24%	4.29%

Annualized net investment income increased by $1.0 million in the six months ended June 30, 2021 as compared to the same six months of 2020 despite a lower annualized yield. The increase is due to the growing asset base and the make-whole call redemptions described below. The annualized yield decreased by seven basis points during the first six months of 2021 compared to the same period in 2020, as we continue to face a challenging investment environment for fixed maturity assets, which account for the majority of our investment portfolio. As part of the ongoing process of managing our portfolio and optimizing performance, we are continuing to identify and invest in new asset classes, including limited partnerships.

Investment income from fixed maturity securities accounted for approximately 87.5% and 87.7% of total investment income for the three and six months ended June 30, 2021, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020

Gross investment income:
Fixed maturity securities	$13,796	13,512	27,896	27,380
Equity securities	216	199	423	379
Policy loans	1,563	1,629	3,207	3,252
Long-term investments	180	18	253	19
Other investment income	5	16	20	84
Total investment income	15,760	15,374	31,799	31,114
Investment expenses	(440)	(459)	(1,235)	(1,030)
Net investment income	$15,320	14,915	30,564	30,084

Income from fixed maturity securities income increased 2.1% and 1.9% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, and our total investment income increased by 2.5% and 2.2% in the same periods. However, when adjusted for two non-recurring events, a "make-whole" call redemption and early distributions from our limited partnership investments, net investment income was flat year-over-year. Investment expenses primarily reflect investment in limited partnerships.

Realized Investment Gains (Losses), Net.  We recorded realized gains of $4.5 million related to fair value changes in our investments in limited partnerships during the second quarter of this year. We also recorded realized gains of $0.3 million and $0.6 million during the three and six months ended June 30, 2021, respectively, related to fair value changes in our equity securities owned at June 30, 2021. The fair value of our equity securities owned at June 30, 2020 was negatively impacted by the onset of the COVID-19 pandemic as discussed previously.

June 30, 2021 | 10-Q 34

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

BENEFITS AND EXPENSES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$29,296	27,754	59,885	54,203
Increase in future policy benefit reserves	6,287	8,237	11,519	17,708
Policyholders' dividends	1,475	1,328	2,781	2,561
Total insurance benefits paid or provided	37,058	37,319	74,185	74,472
Commissions	8,801	6,714	16,958	14,567
Other general expenses	11,503	11,139	22,885	22,612
Capitalization of deferred policy acquisition costs	(5,787)	(3,731)	(10,772)	(8,740)
Amortization of deferred policy acquisition costs	6,074	6,061	12,257	12,180
Amortization of cost of insurance acquired	309	401	676	769
Total benefits and expenses	$57,958	57,903	116,189	115,860

Claims and Surrenders.  Death claims and surrender benefits are our primary uses of cash. As reflected in the table below, death claim and surrender benefits combined increased 13.3% and 15.0%, respectively, in the three and six months ended June 30, 2021 as compared to the same periods in 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020

Claims and Surrenders:
Death claim benefits	$6,544	7,046	15,484	13,635
Surrender benefits	13,529	10,675	26,336	22,730
Endowment benefits	2,251	2,619	4,652	5,358
Matured endowment benefits	5,662	6,148	10,784	9,901
Property claims	315	316	636	803
Accident and health benefits	43	61	102	114
Other policy benefits	952	889	1,891	1,662
Total claims and surrenders	$29,296	27,754	59,885	54,203

•Death claim benefits decreased 7.1% and increased 13.6% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. Claims in our Life Insurance segment increased 48.8% during the second quarter and 52.7% during the first half of the year 2021 compared to the same periods in 2020. The increases were due to both a higher volume and a higher average amount of reported claims. Home Service Insurance segment claims decreased 19.1% and increased 2.7% for the three and six months ended June 30, 2021, respectively, as compared to the prior year periods. The increase during the first six months of the year compared to the same period last year was due primarily to COVID-19 related deaths during the first quarter of this year.
•Surrender benefits increased 26.7% and 15.9% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. Surrender benefits represented less than 0.6% of total direct ordinary whole life insurance in force of $4.6 billion as of June 30, 2021. A

June 30, 2021 | 10-Q 35

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

significant portion of surrender benefits relates to international policies that have been in force for an extended period and have little or no associated surrender charges. In addition, we saw an unusually high number of policyholders in our Life Insurance segment who had outstanding loans on their policies select the reduced paid up insurance ("RPU") conversion option in the second quarter of this year. These loans are considered surrenders upon conversion. We believe that the higher RPU policy elections and increased surrenders are results of the continuing economic uncertainty in Latin America due to the COVID-19 pandemic.
•Matured endowment benefits decreased 7.9% and increased 8.9% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. We anticipated this overall increase based upon the dates when our endowment contracts were sold and the maturity dates set forth in the contracts.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves decreased 23.7% and 35.0% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. Future policy benefit reserves decreased as our in force block of business decreased and also decreased by $0.8 million in the three months ended June 30, 2021 due to the conversion of a small block of policies to our new actuarial valuation system mentioned above.

Commissions. Commission expenses are a cost of acquiring business, as commissions are the primary compensation paid to our independent consultants and independent agents for selling our products. First year commission rates are higher than renewal commission rates. Commissions fluctuate directly in relation to sales and were higher in the three and six months ended June 30, 2021.

Other General Expenses. General expenses were generally consistent during the three and six months ended June 30, 2021 compared to the same periods in 2020.

Capitalization and Amortization of Deferred Policy Acquisition Costs. Costs capitalized include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  Capitalized costs increased during the three and six months ended June 30, 2021 compared to the same periods in 2020 as we experienced an increase in first year premium production as previously discussed. Amortization of deferred policy acquisition costs was slightly higher during the three and six months ended June 30, 2021 compared to the same periods in the prior year. Amortization is impacted by persistency, surrenders, and new sales production and thus it may fluctuate from quarter to quarter.

Federal Income Tax. Tax expense decreased for the three and six months ended June 30, 2021 resulting in effective tax rates of 10.4% and 49.2% compared to 334.6% and (156.7)% for the same periods in 2020, respectively. The Company's tax rate was impacted by differences between our effective tax rate and the statutory tax rate resulting from income and expense items that are treated differently for financial reporting and tax purposes. In addition, CICA Ltd., a wholly-owned Bermuda subsidiary of Citizens, is considered a controlled foreign corporation for federal tax purposes and CICA Ltd.'s activity gives rise to taxable income in the U.S. as Subpart F Income, which is treated as a permanent tax difference and therefore included in the Company's effective tax rate calculation. See Part I, Item 1, Note 8. Income Taxes in the notes to our consolidated financial statements herein.

SEGMENT OPERATIONS

Our business is comprised of two operating business segments, as detailed below.

•Life Insurance
•Home Service Insurance

These segments are reported in accordance with U.S. GAAP.  The Company's Other Non-Insurance enterprises include non-insurance operations such as IT and corporate-support functions, which are included in the table

June 30, 2021 | 10-Q 36

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

presented below to properly reconcile the segment information with the consolidated financial statements of the Company.

The following table shows income (loss) before federal income taxes by segments during the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Income (loss) before federal income tax expense:
Segments:
Life Insurance	$7,127	2,119	7,021	4,205
Home Service Insurance	538	(26)	(220)	(2,171)
Total segments	7,665	2,093	6,801	2,034
Other Non-Insurance enterprises	(2,065)	(1,655)	(3,949)	(3,831)
Total income (loss) before federal income tax expense	$5,600	438	2,852	(1,797)

LIFE INSURANCE

Our Life Insurance segment primarily operates through CICA Ltd. (a Bermuda company), which issues ordinary whole life insurance and endowment policies in U.S. Dollar-denominated amounts to non-U.S. residents in more than 75 different countries through independent marketing consultants.  The whole life products are designed to provide a fixed amount of insurance coverage over the life of the insured and can include rider benefits to provide additional coverage and annuity benefits to enhance accumulations.  The endowment contracts are principally accumulation contracts that incorporate an element of life insurance protection.  For the majority of our business, we retain the first $0.1 million on any one life and reinsure the remainder of the risk.  We operate the Life Insurance segment internationally through CICA Ltd. and domestically through our CICA and CNLIC insurance subsidiaries.

June 30, 2021 | 10-Q 37

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The results of operations for the Life Insurance segment for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Revenues:
Premiums	$30,138	30,062	57,201	59,881
Net investment income	11,879	11,345	23,477	22,825
Realized investment gains, net	4,644	391	4,536	1,126
Other income	553	482	1,466	1,006
Total revenues	47,214	42,280	86,680	84,838
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	23,531	20,888	46,801	41,048
Increase in future policy benefit reserves	4,054	7,384	7,712	15,530
Policyholders' dividends	1,466	1,319	2,762	2,544
Total insurance benefits paid or provided	29,051	29,591	57,275	59,122
Commissions	4,398	3,294	8,629	7,772
Other general expenses	5,147	4,446	10,373	9,394
Capitalization of deferred policy acquisition costs	(3,816)	(2,716)	(7,377)	(6,637)
Amortization of deferred policy acquisition costs	5,200	5,419	10,548	10,737
Amortization of cost of insurance acquired	107	127	211	245
Total benefits and expenses	40,087	40,161	79,659	80,633
Income (loss) before federal income tax expense	$7,127	2,119	7,021	4,205

As discussed above in Current Financial Highlights, net income increased in both the three and six months ended June 30, 2021 as compared to the same prior year periods primarily due to our realized investment gains from the increased fair value of our limited partnership investments. These gains were attributable to the Life Insurance segment.

Life Insurance segment premium breakout is detailed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Premiums:
First year	$2,724	1,588	5,203	4,303
Renewal	27,414	28,474	51,998	55,578
Total premiums	$30,138	30,062	57,201	59,881

Premiums.  We derive most of our premium revenue in the Life Insurance segment from renewal premiums. Total premium revenues increased slightly for the three months and declined 4.5% for the six months ended June 30, 2021 compared to the same periods in 2020. While first year premiums increased in both periods in 2021, renewal

June 30, 2021 | 10-Q 38

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

premiums declined by 3.7% and 6.4% for the same three and six periods, respectively. See “Consolidated Results of Operations” above for a discussion regarding the increase in first year premiums and the decline in renewal premiums in this segment. First year policies issued increased by 37.1% in the six months ended June 30, 2021, but due to lower issued face amounts, first year premiums during the period rose more modestly at 20.9%. Endowment sales totaled approximately $4.5 million of first year premiums in the six months ended June 30, 2021, as compared to $2.3 million in the prior year period.

The following graph sets forth, for our top five producing countries, our direct premiums from our international life insurance business for the six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Country:
Colombia	$6,023	5,981	11,267	11,869
Taiwan	4,743	3,882	9,227	8,856
Venezuela	4,496	4,937	8,864	9,890
Ecuador	3,346	3,227	6,267	6,338
Argentina	2,408	2,433	4,236	4,256
Other Non-U.S.	10,083	9,347	18,188	17,548
Total	$31,099	29,807	58,049	58,757

Sales from Colombia, Taiwan and Venezuela continued to represent the majority of the new and renewal business premiums in our international business in the three and six months ended June 30, 2021.

DOMESTIC SALES

Domestic premiums in our Life Insurance segment were $1.3 million and $2.5 million in the three and six months ended June 30, 2021, compared to $1.3 million and $2.6 million, respectively, in the prior year periods. Our domestic in force business results from blocks of business of insurance companies we have acquired over the years.  We discontinued new sales of domestic ordinary whole life and endowment life insurance products within our Life Insurance segment in 2017 while we evaluated our domestic life strategy; therefore, the majority of the premium recorded is related to renewal business. We began marketing our products again domestically in early

June 30, 2021 | 10-Q 39

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

2021, beginning in Florida. We believe that our experience in developing and selling products in Latin America will help us expand into the large Hispanic market in the U.S.

Net Investment Income.  Annualized net investment income in our Life Insurance segment was as follows:

	June 30,	December 31,	June 30,
(In thousands, except for %)	2021	2020	2020
Net investment income, annualized	$46,954	45,885	45,714
Average invested assets, at amortized cost	1,106,589	1,071,792	1,052,500
Annualized yield on average invested assets	4.24%	4.28%	4.34%

Annualized net investment income in our Life Insurance segment increased in the six months ended June 30, 2021 compared to the same period annualized in 2020 and the twelve months ended December 31, 2020, due to continued growth in average invested assets and $0.7 million in non-recurring income as noted previously. The annualized yield in the first six months of 2021 decreased compared to the same period in 2020 and from December 31, 2020 as a substantial portion of our fixed maturity investments were called or matured during the past year and we have faced challenges in finding investments with comparable yields in the continued low interest rate environment. See the Investments section below for more detailed information on our investments.

Realized Investment Gains (Losses), Net.  The realized gain for the six months ended June 30, 2021 was due to the change in estimated fair market value for our limited partnerships, as previously discussed.

Claims and Surrenders. The following table shows the claims and surrender benefits paid within the Life Insurance segment for the six months ended June 30, 2021 compared to the same period in 2020.

June 30, 2021 | 10-Q 40

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Claims and Surrenders:
Death claim benefits	$1,849	1,243	4,533	2,968
Surrender benefits	12,978	10,132	25,229	21,435
Endowment benefits	2,248	2,617	4,647	5,353
Matured endowment benefits	5,489	5,969	10,469	9,569
Accident and health benefits	18	41	39	68
Other policy benefits	949	886	1,884	1,655
Total claims and surrenders	$23,531	20,888	46,801	41,048

The majority of our claims and surrender benefits in our Life Insurance segment are related to payment of surrender and matured endowment benefits. Policy surrenders increased 28.1% and 17.7% in the three and six months ended June 30, 2021 as compared to the prior year period and matured endowment benefits decreased by 8.0% and increased 9.4%, respectively, during the same period. These expenses have been increasing over the last several years, which is expected, due in part to the aging of this block of business - a significant portion of surrenders relates to policies that have been in force and have little to no associated surrender charges and endowment products reaching their stated maturities. In addition, as discussed in Consolidated Results of Operations above, the COVID-19 pandemic and higher RPU policy elections by policyholders in the second quarter of this year have contributed to the higher surrenders in 2021. However, these expenses are within expected levels.

The other key component of claims and surrender benefits in the Life Insurance segment is death claim benefits, which increased 48.8% and 52.7% in the three and six months ended June 30, 2021 due to both a higher volume and a higher average amount of reported claims.

Increase in future policy benefit reserves. The change in future policy benefit reserves decreased 45.1% and 50.3%% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. Future policy benefit reserves decreased as our in force block of business decreased. In addition, the change in future policy reserves for the three and six months ended June 30, 2021 was lower due to an $0.8 million adjustment for the conversion of a small block of policies to our new actuarial valuation system for our Life Insurance segment during the second quarter.

HOME SERVICE INSURANCE

We operate in the Home Service Insurance market through our subsidiaries SPLIC, MGLIC and SPFIC, and focus on the life insurance needs of the middle- and lower-income markets, primarily in Louisiana, Mississippi and Arkansas. Premium revenue of 88.7% and 89.9% in the six months ended June 30, 2021 and 2020, respectively, were from policyholders in Louisiana. Our policies have historically been sold and serviced through a home service insurance marketing distribution system of independent agents who work on a debit route system and through funeral homes that sell policies, collect premiums and service policyholders. In June 2021, we added a new whole life product to this market that has higher allowable face values.

June 30, 2021 | 10-Q 41

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The results of operations for the Home Service Insurance segment for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Revenues:
Premiums	$12,688	11,434	24,657	22,932
Net investment income	3,243	3,256	6,588	6,588
Realized investment gains (losses), net	206	924	429	(793)
Other income	—	—	2	18
Total revenues	16,137	15,614	31,676	28,745
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,765	6,866	13,084	13,155
Increase in future policy benefit reserves	2,233	853	3,807	2,178
Policyholders' dividends	9	9	19	17
Total insurance benefits paid or provided	8,007	7,728	16,910	15,350
Commissions	4,403	3,420	8,329	6,795
Other general expenses	4,084	4,591	7,878	8,907
Capitalization of deferred policy acquisition costs	(1,971)	(1,015)	(3,395)	(2,103)
Amortization of deferred policy acquisition costs	874	642	1,709	1,443
Amortization of cost of insurance acquired	202	274	465	524
Total benefits and expenses	15,599	15,640	31,896	30,916
Income (loss) before federal income tax expense	$538	(26)	(220)	(2,171)

Premiums.  Premiums increased by 11.0% and 7.5% in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, with increases in both first year premiums and renewal premiums. First year premiums increased due mainly to the broadening of an automatic issue product offered to existing policyholders as discussed in Our Operating Segments, which contributed to a higher number of policies issued as well as a higher average face amount for policies issued during the first six months of 2021, compared to the same period last year. The 2020 period was negatively impacted by the COVID-19 pandemic. Renewal premiums increased during the six months ended June 30, 2021 primarily due to strong collection efforts by our independent agents as we believe disposable income of our insureds increased as a result of government stimulus and assistance programs related to the COVID-19 pandemic.

Net Investment Income.  Net investment income for the three and six months ended June 30, 2021 remained consistent to the same periods in 2020.

Realized Investment Gains (Losses), Net.  Changes in realized gains/losses, which reflect changes in fair values of our equity securities, were primarily due to the stock market decline and subsequent increase in the previous year due to the COVID-19 pandemic.

June 30, 2021 | 10-Q 42

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Claims and Surrenders.  Claims and surrender benefits for the Home Service Insurance segment is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Claims and Surrenders:
Death claim benefits	$4,695	5,803	10,951	10,667
Surrender benefits	551	543	1,107	1,295
Endowment benefits	3	2	5	5
Matured endowment benefits	173	179	315	332
Property claims	315	316	636	803
Accident and health benefits	25	20	63	46
Other policy benefits	3	3	7	7
Total claims and surrenders	$5,765	6,866	13,084	13,155

The vast majority of claims and surrender benefits in our Home Service Insurance segment relate to death claim benefits. Death claim benefits decreased 19.1% and increased 2.7% in the three and six months ended June 30, 2021, respectively, compared to the 2020 periods. The increase during the first six months of the year compared to the same period last year was due primarily to COVID-19 related deaths during the first quarter of this year for reasons discussed above in “Current Financial Highlights”. Mortality experience is closely monitored by the Company as a key performance indicator and can fluctuate based on reported claims.

Increase in future policy benefit reserves. The increase in reserves was higher during the three and six months ended June 30, 2021 compared to the same period last year is due to higher sales and better policyholder retention in 2021.

Other general expenses. Other general expenses decreased for the three and six months ended June 30, 2021 due to changes we made to our distribution structure in the prior year.

OTHER NON-INSURANCE ENTERPRISES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Income (loss) before income tax expense	$(2,065)	(1,655)	(3,949)	(3,831)

This operating unit represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under U.S. GAAP, which typically results in a segment loss. Revenue in this operating unit consists primarily of net investment income and realized investment gains or losses, while expenses consist of other general expenses. In the three and six months ended June 30, 2021, the Other Non-Insurance Enterprises had a loss of $2.1 million and $3.9 million, respectively, compared to a loss of $1.7 million and $3.8 million for the same periods 2020, as other general expenses increased.

June 30, 2021 | 10-Q 43

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

INVESTMENTS

Our investments are an integral part of our business success. Our cash and invested assets at June 30, 2021 were $1.6 billion, of which 90.1% was invested in fixed maturity securities, all of which are classified as available-for-sale. We closely monitor the duration of our fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy our insurance obligations.

The following table shows the carrying value of our investments by investment category and cash, cash equivalents and the percentage of each to total cash and invested assets.

Carrying Value	June 30, 2021		December 31, 2020
(In thousands, except for %)	Amount	%	Amount	%
Cash, Cash Equivalents and Invested Assets
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$15,564	1.0%	$16,117	1.0%
Corporate	883,182	54.2%	877,208	52.8%
States and political subdivisions (1)	387,970	23.8%	409,665	24.7%
Mortgage-backed (2)	136,630	8.4%	140,184	8.5%
Asset-backed	44,307	2.7%	46,091	2.8%
Foreign governments	114	—%	118	—%
Total fixed maturity securities	1,467,767	90.1%	1,489,383	89.8%
Cash and cash equivalents	30,125	1.8%	34,131	2.1%
Other investments:
Policy loans	80,621	4.9%	83,318	5.0%
Equity securities	22,657	1.4%	22,102	1.3%
Real estate and other long-term investments	28,959	1.8%	29,865	1.8%
Total cash, cash equivalents and invested assets	$1,630,129	100.0%	$1,658,799	100.0%
(1) Includes $160.6 million and $164.0 million of securities guaranteed by third parties at June 30, 2021 and December 31, 2020, respectively.
(2) Includes $136.5 million and $139.8 million of U.S. Government-sponsored enterprises at June 30, 2021 and December 31, 2020, respectively.

The carrying value of the Company’s fixed maturity securities investment portfolio at June 30, 2021 was $1.5 billion. The distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2021 did not materially change from December 31, 2020 – the weighted average was “A” at both dates. Our portfolio mix did not materially change during the six months.

Cash and cash equivalents decreased as of June 30, 2021 compared to December 31, 2020 due primarily to the purchase of 100% of the Company’s Class B common stock from the Foundation for $9.1 million, but increased from March 31, 2021 due to the timing of reinvestment of available cash as we search for suitable investments in the ongoing low interest rate environment.

Real estate and other long-term investments decreased by $0.9 million as of June 30, 2021 to December 31, 2020. Although we paid $8.8 million from a Rabbi Trust (which was considered a long-term investment) to our former Chief Executive Officer, Geoffrey Kolander in February 2021, investments in our limited partnerships increased by $9.0 million in the second quarter of 2021.

June 30, 2021 | 10-Q 44

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Obligations of States and Political Subdivisions

The Company’s fixed maturity securities investment portfolio at June 30, 2021 and December 31, 2020 included $388.0 million and $409.7 million, respectively, of securities that are obligations of states and political subdivisions, including municipalities (collectively referred to as the municipal bond portfolio).

The Company's municipal bond portfolio includes third-party guarantees.  Detailed below is a presentation by the Nationally Recognized Statistical Rating Organization ("NRSRO") rating of these holdings by funding type as of June 30, 2021.

	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
State and political subdivision fixed maturity securities including third-party guarantees
AAA	$21,602	20,723	3,369	3,087	—	—	24,971	23,810	6.7%
AA	56,082	52,196	122,019	113,852	12,234	10,834	190,335	176,882	49.5%
A	16,567	15,062	117,862	106,204	5,085	4,415	139,514	125,681	35.2%
BBB	4,036	3,664	13,706	12,972	1,543	1,450	19,285	18,086	5.1%
BB and other	4,832	4,422	9,033	8,585	—	—	13,865	13,007	3.5%
Total	$103,119	96,067	265,989	244,700	18,862	16,699	387,970	357,466	100.0%

State and political subdivision fixed maturity securities excluding third-party guarantees
AAA	$3,212	3,138	—	—	—	—	3,212	3,138	0.9%
AA	39,237	37,729	48,288	44,586	7,588	6,534	95,113	88,849	24.9%
A	28,041	25,945	143,448	130,439	8,024	7,143	179,513	163,527	45.7%
BBB	7,395	6,655	36,304	34,040	57	55	43,756	40,750	11.4%
BB and other	25,234	22,600	37,949	35,635	3,193	2,967	66,376	61,202	17.1%
Total	$103,119	96,067	265,989	244,700	18,862	16,699	387,970	357,466	100.0%

The table below shows the categories in which the Company held investments in special revenue bonds that were greater than 10% of fair value based upon the Company's municipal bond portfolio at June 30, 2021.

(In thousands)	Fair Value	Amortized Cost	% of Total Fair Value

Education	$70,516	65,120	18.2%
Utilities	67,788	60,431	17.5%
Transportation	40,421	38,568	10.4%

The Company's municipal bond portfolio is spread across many states, however, municipal bonds from Texas and California comprise the most significant concentration of the total municipal bond portfolio as of June 30, 2021. The Company holds 21.8% and 10.4% of its municipal bond portfolio in Texas and California issuers, respectively, as of June 30, 2021. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal bond portfolio as of June 30, 2021.

June 30, 2021 | 10-Q 45

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The table below represents the Company's detailed exposure to municipal bond portfolio in Texas at June 30, 2021.

June 30, 2021	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas state and political subdivision fixed maturity securities including third-party guarantees
AAA	$21,014	20,215	3,369	3,087	—	—	24,383	23,302
AA	21,699	21,378	13,613	12,800	57	55	35,369	34,233
A	—	—	22,311	21,844	—	—	22,311	21,844
BBB	—	—	1,971	1,827	—	—	1,971	1,827
BB and other	—	—	548	506	—	—	548	506
Total	$42,713	41,593	41,812	40,064	57	55	84,582	81,712
Texas state and political subdivision fixed maturity securities excluding third-party guarantees
AAA	$3,212	3,138	—	—	—	—	3,212	3,138
AA	32,348	31,499	3,286	3,052	—	—	35,634	34,551
A	5,957	5,806	29,929	29,011	—	—	35,886	34,817
BBB	1,196	1,150	5,637	5,205	57	55	6,890	6,410
BB and other	—	—	2,960	2,796	—	—	2,960	2,796
Total	$42,713	41,593	41,812	40,064	57	55	84,582	81,712

The table below represents the Company's detailed exposure to municipal bond portfolio in California at June 30, 2021.

June 30, 2021	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
California state and political subdivision fixed maturity securities including third-party guarantees
AA	$—	—	25,912	24,322	2,939	2,728	28,851	27,050
A	1,693	1,650	4,936	4,720	—	—	6,629	6,370
BBB	—	—	4,841	4,663	—	—	4,841	4,663
Total	$1,693	1,650	35,689	33,705	2,939	2,728	40,321	38,083
California state and political subdivision fixed maturity securities excluding third-party guarantees
AA	$—	—	2,715	2,632	—	—	2,715	2,632
A	1,693	1,650	10,816	10,289	2,939	2,728	15,448	14,667
BBB	—	—	8,545	7,956	—	—	8,545	7,956
BB and other	—	—	13,613	12,828	—	—	13,613	12,828
Total	$1,693	1,650	35,689	33,705	2,939	2,728	40,321	38,083

June 30, 2021 | 10-Q 46

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

For the three and six months ended June 30, 2021 and 2020, the Company recorded no credit valuation losses on fixed maturity securities.

Information on both unrealized and realized gains and losses by category is set forth in Part I, Item 1, Note 5. Investments of the notes to our consolidated financial statements herein.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations. We manage our insurance operations as described herein in order to ensure that we have stable and reliable sources of cash flows to meet our obligations.  We expect to meet our cash needs for the next 12 months with cash generated by our insurance operations and from our invested assets. At June 30, 2021, we had $30.1 million in cash and cash equivalents and $1.6 billion in invested assets.

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

Our cash and cash equivalents decreased from $34.1 million at December 31, 2020 to $30.1 million at June 30, 2021, but increased by $10.6 million from March 31, 2021. The decrease was primarily due to the following uses of cash in the first quarter of 2021:

•$8.8 million severance payment in February 2021 to our former Chief Executive Officer, Geoffrey Kolander, following his resignation pursuant to the terms of his employment agreement and the Chief Executive Officer Separation of Service and Consulting Agreement dated July 29, 2020 (See Part I, Item 1, Note 6. Fair Value Measurements – "Other Long-Term Investments”, herein, and our Form 10-K for additional discussion about the severance payment to Mr. Kolander); and
•$9.1 million payment to the Harold E. Riley Foundation ("Foundation") in March 2021 for the purchase of 100% of the outstanding Class B common stock.
Cash and cash equivalents increased by $10.6 million from March 31, 2021 to June 30, 2021 due to cash received from maturing securities and operations not yet reinvested as we search for suitable investment opportunities in the ongoing low interest rate environment.
On May 5, 2021, we entered into a Credit Facility with Regions Bank. See Part I, Item 1, Note 7. Commitments and Contingencies in the notes to our consolidated financial statements, herein, for a description of the Credit Facility. The Credit Facility provides additional liquidity to the Company for short-term and longer-term needs. As of June 30, 2021, we have not borrowed any money under the Credit Facility and have no immediate plans to do so.

June 30, 2021 | 10-Q 47

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium revenues, investment income and investment maturities. Primary cash needs relate to payments of policy benefits to policyholders, investment purchases and operating expenses.  Historically, we have not had to liquidate a material amount of investments to provide cash flow for our insurance operations and we did not do so in the six months ended June 30, 2021. We believe that we have adequate capital resources to support the liquidity requirements of our insurance operations if the cash flow from our insurance operations is insufficient to meet our cash needs. See Contractual Obligations and Off-balance Sheet Arrangements in our Form 10-K and below for a discussion of known and estimated cash needs.

In the six months ended June 30, 2021, our operations provided $9.0 million in net cash as compared to $28.6 million provided by operations in the same period in 2020. As mentioned above, we used $8.8 million in cash in the first quarter to pay Mr. Kolander’s severance. Cash provided by operations was also lower, as first year premiums continued to be outpaced by increased surrenders and decreased renewal premiums in our international business. Additionally, increased first year premiums, which have higher costs associated with them than renewal premiums, such as commissions, led to lower cash provided by operations. We have traditionally also had significant cash flows from investing activities due to both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities and to a lesser extent limited partnerships and other alternative investments. Net cash used in investing activities totaled $4.2 million for the six months ended June 30, 2021 as opposed to $22.8 million used in investing activities for the six months ended June 30, 2020. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.  Cash used in financing activities was $8.8 million in the six months ended June 30, 2021, due primarily to the purchase of the Class B common stock from the Foundation for $9.1 million in March 2021.

Because claims and surrender benefits are our largest expense, a primary liquidity concern is the risk of an extraordinary level of early policyholder surrenders. While surrender benefit expenses increased in the six months ended June 30, 2021 and have been increasing over the last several years, the increases are within expected levels due to the aging of this block of business - a significant portion of surrenders relates to policies that have been in force and have little to no associated surrender charges and endowment products reaching their stated maturities. Death claims also increased in 2021 for the reasons discussed above, which included payment of COVID related death claims that materially impacted our operations. We continue to closely monitor claim volumes to evaluate whether there is a delay in reporting or filing for benefits as a result of the COVID-19 pandemic.

As discussed above, we are subject to regulatory capital requirements that could affect the Company’s ability to access capital from our insurance operations or cause the Company to have to put additional cash in our wholly-owned subsidiaries.

Our domestic companies are subject to minimum capital requirements set by the NAIC in the form of risk-based capital ("RBC").  RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves.  Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a parental guarantee between Citizens and CICA, Citizens' wholly-owned subsidiary domiciled in Colorado, to maintain a RBC level above 350%. At June 30, 2021, our domestic insurance subsidiaries were above the required minimum RBC levels.

CICA Ltd. is a Bermuda domiciled company. The BMA requires Bermuda insurers to maintain available statutory economic capital and surplus at a level equal to or in excess of the BMA's Enhanced Capital Requirement, which requires a certain Target Capital Level ("TCL"). As of June 30, 2021, CICA Ltd. was above the TCL threshold. At

June 30, 2021 | 10-Q 48

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2021, we have no additional contractual obligations or off-balance sheet arrangements other than those described in Part I. Item 1, Note 7. Commitments and Contingencies in the notes to our consolidated financial statements herein and in Part II, Item 7, Contractual Obligations and Off-Balance Sheet Arrangements in our Form 10-K.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

June 30, 2021 | 10-Q 49

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

MARKET RISK RELATED TO INTEREST RATES

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 90.1% of our investment portfolio based on carrying value as of June 30, 2021.  These investments are mainly exposed to changes in U.S. Treasury rates. Changes in interest rates typically have a sizable effect on the fair values of our fixed maturity securities.  The interest rate of the ten-year U.S. Treasury bond increased to 1.45% at June 30, 2021 from 0.93% at December 31, 2020.  Net unrealized gains on fixed maturity securities totaled $142.1 million at June 30, 2021, compared to $167.9 million at December 31, 2020, based upon bond interest rates in relation to the U.S. ten-year Treasury yield.

To manage interest risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our AFS fixed maturity securities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our fixed maturity securities as of June 30, 2021 were within the expected range of this analysis.

There are no fixed maturity securities or other investments classified as trading instruments.  All of the Company's fixed maturity securities were classified as AFS at June 30, 2021.  At June 30, 2021 and December 31, 2020, we had no investments in derivative instruments or subprime loans.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2021.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended June 30, 2021, there were no changes in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

June 30, 2021 | 10-Q 50

CITIZENS, INC.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Part I, Item 3, Legal Proceedings of our Form 10-K includes a discussion of our legal proceedings. There have been no material developments in the three and six months ended June 30, 2021 from the legal proceedings described in our Form 10-K except as follows:

The Trade Secret Suit filed by the Company, CICA Ltd. and CICA ("Plaintiffs") in the District Court of Travis County, Texas against (i) Randall Riley (“Riley”), a former Citizens executive and son of Citizens’ founder Harold E. Riley, (ii) certain copycat companies formed by Riley, including Citizens American Life, Inc. and Citizens American Life, LLC (collectively, the copycat companies, "CALI") and (iii) Alexis Enrique Delgado, Carlos Nalsen Landa, Enrique Pinzon Ruiz, Johan Emilio Mikuski Silva and Esperanza Peralta de Delgado (collectively, the “Los Raudales Defendants,”), (iv) Michael P. Buchweitz, Jonathan M. Pollio, Jeffrey J. Wood and Steven A. Rekedal, former Citizens executives and employees and, in the case of Steven A. Rekedal, a former Citizens independent consultant (the "Former Citizens Defendants"); (v) First Trinity Financial Corporation, and Trinity American, Inc. (collectively, “First Trinity”) and International Marketing Group S.A., LLC, entities that have founded a business on the exploitation of Citizens’ trade secrets and goodwill, and (vi) Gregg E. Zahn, a First Trinity executive, was previously scheduled for trial in the second quarter of 2021. Due to the COVID-19 pandemic, the jury trial is now expected to occur in the first quarter of 2022.

On June 30, 2021, we filed a no evidence Motion for Summary Judgment against the Los Raudales Defendants seeking dismissal of counterclaims for tortious interference brought by the Los Raudales Defendants. The Los Raudales Defendants subsequently dismissed these counterclaims.

On June 30, 2021, (i) all of the Defendants filed a traditional and no evidence Motion for Partial Summary Judgment against Plaintiffs' non-trade secret claims for unfair competition, tortious interference with contract, conspiracy and unjust enrichment; (ii) the Los Raudales Defendants filed a no evidence Motion for Partial Summary Judgment against Plaintiffs' claims against such defendants; (iii) Defendant Michael P. Buchweitz filed a traditional and no evidence Motion for Summary Judgment against Plaintiffs' claim for breach of contract; (iv) Defendants Gregg E. Zahn and Jeffrey J. Wood filed a traditional and no evidence Motion for Summary Judgment against Plaintiffs' claims of trade secret misappropriation, common law unfair competition, unjust enrichment and conspiracy; and (v) Defendant Jonathan Pollio filed a traditional and no evidence Motion for Partial Summary Judgment on our' breach of contract claim. Essentially, the Defendants argue that claims other than the trade secrets claims that we brought under the Texas Uniform Trade Secrets Act ("TUTSA") are pre-empted by TUTSA. We disagree and have filed motions in opposition to Defendants various Summary Judgment motions. The District Court is in the process of hearing Defendants' motions and as of the date hereof has not yet rendered decisions on any of the motions and thus all of our claims against Defendants remain pending.

Item 1A. RISK FACTORS

Part I, Item 1A, Risk Factors of our Form 10-K includes a discussion of our risk factors. There have been no material changes in the three and six months ended June 30, 2021 from the risk factors included in our Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

June 30, 2021 | 10-Q 51

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

3.2	Amended and Restated Bylaws dated February 6, 2021 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on February 9, 2021)
10.1*	Credit Agreement between the Company and Regions Bank dated May 5, 2021*
10.2*	Pledge and Security Agreement dated May 5, 2021 by and between Citizens, Inc., as obligor, and Regions Bank, as lender*
10.3†*	Separation Agreement between the Company and James A. Eliasberg effective April 30, 2021†*
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q*
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set*
* Filed herewith.
† Indicates management contract or compensatory plan or arrangement.

June 30, 2021 | 10-Q 52

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Gerald W. Shields
Gerald W. Shields
Interim Chief Executive Officer & President

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin
Vice President, Chief Financial Officer & Treasurer

Date:	August 4, 2021

June 30, 2021 | 10-Q 53