Form 10-Q
period 2021-09-30
CITIZENS, INC.
filed 2021-11-04
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 29, 2021, the Registrant had 49,789,339 shares of Class A common stock outstanding and 0 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

September 30, 2021 | 10-Q 1

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets

(In thousands)	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $1,324,307 and $1,321,487 in 2021 and 2020, respectively)	$1,456,694	1,489,383
Equity securities, at fair value	22,335	22,102
Policy loans	80,102	83,318
Real estate held-for-sale	—	2,571
Other long-term investments (portion measured at fair value $32,651 and $11,923 in 2021 and 2020, respectively; less allowance for losses of $11 in 2021 and 2020)	34,013	27,294
Total investments	1,593,144	1,624,668
Cash and cash equivalents	30,087	34,131
Accrued investment income	15,625	16,137
Receivable for securities	10,000	—
Reinsurance recoverable	13,724	5,753
Deferred policy acquisition costs	115,093	104,913
Cost of insurance acquired	10,865	11,541
Goodwill and other intangible assets	13,567	13,570
Property and equipment, net	14,524	16,312
Due premiums	9,369	11,309
Other assets (less allowance for losses of $223 and $297 in 2021 and 2020, respectively)	5,500	5,086
Total assets	$1,831,498	1,843,420

See accompanying Notes to Consolidated Financial Statements.

September 30, 2021 | 10-Q 2

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets, Continued

(In thousands, except share amounts)	September 30, 2021	December 31, 2020
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,266,745	1,246,423
Annuities	83,223	78,304
Accident and health	779	761
Dividend accumulations	36,588	33,336
Premiums paid in advance	42,132	40,605
Policy claims payable	23,478	13,206
Other policyholders' funds	28,064	22,447
Total policy liabilities	1,481,009	1,435,082
Commissions payable	2,197	2,572
Current federal income tax payable	45,771	43,916
Deferred federal income tax payable	9,162	9,564
Payable for securities in process of settlement	560	5,265
Other liabilities	27,768	46,076
Total liabilities	1,566,467	1,542,475
Commitments and contingencies (Note 7)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 52,765,837 and 52,654,016 shares issued and outstanding in 2021 and 2020, respectively, including shares in treasury of 3,135,738 in 2021 and 2020	263,160	262,869
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2021 and 2020, including shares in treasury of 1,001,714 in 2021	3,184	3,184
Accumulated deficit	(83,702)	(82,352)
Accumulated other comprehensive income:
Net unrealized gains (losses) on fixed maturity securities, net of tax	102,490	128,255
Treasury stock, at cost	(20,101)	(11,011)
Total stockholders' equity	265,031	300,945
Total liabilities and stockholders' equity	$1,831,498	1,843,420

See accompanying Notes to Consolidated Financial Statements.

September 30, 2021 | 10-Q 3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Revenues:
Premiums:
Life insurance	$43,239	42,732	122,319	122,863
Accident and health insurance	311	236	945	745
Property insurance	(223)	1,140	1,921	3,313
Net investment income	15,454	14,997	46,018	45,081
Realized investment gains (losses), net	2,126	527	7,277	669
Other income	677	193	2,145	1,217
Total revenues	61,584	59,825	180,625	173,888
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	31,816	32,958	91,701	87,161
Increase in future policy benefit reserves	10,888	4,158	22,407	21,866
Policyholders' dividends	1,650	1,450	4,431	4,011
Total insurance benefits paid or provided	44,354	38,566	118,539	113,038
Commissions	9,115	7,712	26,073	22,279
Other general expenses	10,542	19,391	33,427	42,003
Capitalization of deferred policy acquisition costs	(6,026)	(4,892)	(16,798)	(13,632)
Amortization of deferred policy acquisition costs	6,043	6,760	18,300	18,940
Amortization of cost of insurance acquired	283	459	959	1,228
Total benefits and expenses	64,311	67,996	180,500	183,856
Income (loss) before federal income tax	(2,727)	(8,171)	125	(9,968)
Federal income tax expense (benefit)	72	(256)	1,475	2,558
Net income (loss)	(2,799)	(7,915)	(1,350)	(12,526)
Per Share Amounts:
Basic and diluted earnings (losses) per share of Class A common stock	(0.06)	(0.16)	(0.03)	(0.25)
Basic and diluted earnings (losses) per share of Class B common stock	—	(0.07)	(0.01)	(0.12)
Other Comprehensive Income (Loss):
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) arising during period	(1,564)	15,128	(25,706)	52,707
Reclassification adjustment for losses (gains) included in net income (loss)	(102)	2	(91)	46
Unrealized gains (losses) on fixed maturity securities, net	(1,666)	15,130	(25,797)	52,753
Income tax expense (benefit) on unrealized gains (losses) on fixed maturity securities	(271)	1,020	(32)	4,067
Other comprehensive income (loss)	(1,395)	14,110	(25,765)	48,686
Total comprehensive income (loss)	$(4,194)	6,195	(27,115)	36,160
See accompanying Notes to Consolidated Financial Statements.

September 30, 2021 | 10-Q 4

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stock-holders' equity
(In thousands)	Class A	Class B

Balance at December 31, 2020	$262,869	3,184	(82,352)	128,255	(11,011)	300,945
Comprehensive income (loss):
Net income (loss)	—	—	(3,573)	—	—	(3,573)
Unrealized investment gains (losses), net	—	—	—	(56,518)	—	(56,518)
Total comprehensive income (loss)	—	—	(3,573)	(56,518)	—	(60,091)
Stock-based compensation	(14)	—	—	—	—	(14)
Balance at March 31, 2021	262,855	3,184	(85,925)	71,737	(11,011)	240,840
Comprehensive income (loss):
Net income (loss)	—	—	5,022	—	—	5,022
Unrealized investment gains (losses), net	—	—	—	32,148	—	32,148
Total comprehensive income (loss)	—	—	5,022	32,148	—	37,170
Acquisition of treasury stock	—	—	—	—	(9,090)	(9,090)
Stock-based compensation	205	—	—	—	—	205
Balance at June 30, 2021	263,060	3,184	(80,903)	103,885	(20,101)	269,125
Comprehensive income (loss):
Net income (loss)	—	—	(2,799)	—	—	(2,799)
Unrealized investment gains (losses), net	—	—	—	(1,395)	—	(1,395)
Total comprehensive income (loss)	—	—	(2,799)	(1,395)	—	(4,194)
Stock-based compensation	100	—	—	—	—	100
Balance at September 30, 2021	$263,160	3,184	(83,702)	102,490	(20,101)	265,031

See accompanying Notes to Consolidated Financial Statements.

September 30, 2021 | 10-Q 5

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

See accompanying Notes to Consolidated Financial Statements.

September 30, 2021 | 10-Q 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended September 30, (In thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$(1,350)	(12,526)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses on sale of investments and other assets	(7,277)	(669)
Net deferred policy acquisition costs	1,502	5,308
Amortization of cost of insurance acquired	959	1,228
Depreciation	954	771
Amortization of premiums and discounts on investments	4,065	6,616
Stock-based compensation	406	2,020
Deferred federal income tax expense (benefit)	(370)	(386)
Change in:
Accrued investment income	512	1,133
Reinsurance recoverable	(7,971)	(8,274)
Due premiums	1,940	1,434
Future policy benefit reserves	22,292	21,654
Other policyholders' liabilities	20,668	15,364
Federal income tax payable	1,855	3,165
Commissions payable and other liabilities	(14,342)	145
Other, net	(73)	(2,967)
Net cash provided by (used in) operating activities	23,770	34,016
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(62,809)	(187,267)
Sales of fixed maturity securities, available-for-sale	8,238	17,524
Maturities and calls of fixed maturity securities, available-for-sale	40,395	154,873
Purchases of equity securities	—	(4,473)
Principal payments on mortgage loans	7	9
Funding of mortgage loans	(1,000)	—
(Increase) decrease in policy loans, net	3,216	(1,957)
Sales of other long-term investments and real estate	20,893	—
Purchases of other long-term investments	(27,514)	(19,115)
Sales of property and equipment	14	—
Purchases of property and equipment	(847)	(124)
Maturities of short-term investments	—	1,300
Net cash provided by (used in) investing activities	(19,407)	(39,230)

See accompanying Notes to Consolidated Financial Statements.

September 30, 2021 | 10-Q 7

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(Unaudited)

Nine Months Ended September 30, (In thousands)	2021	2020
Cash flows from financing activities:
Annuity deposits	$6,901	5,542
Annuity withdrawals	(5,855)	(3,403)
Acquisition of treasury stock	(9,090)	—
Other	(363)	(869)
Net cash provided by (used in) financing activities	(8,407)	1,270
Net increase (decrease) in cash and cash equivalents	(4,044)	(3,944)
Cash and cash equivalents at beginning of year	34,131	46,205
Cash and cash equivalents at end of period	$30,087	42,261

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2021 and 2020, various fixed maturity issuers exchanged securities with book values of $10.9 million and $5.3 million, respectively, for securities of equal value.

The Company had $9.4 million net unsettled security trades at September 30, 2021 and $6.0 million at September 30, 2020.

The Company recognized right-of-use assets of $12.0 million in exchange for new operating lease liabilities during the nine months ended September 30, 2020. None were recognized during the nine months ended September 30, 2021.

See accompanying Notes to Consolidated Financial Statements.

September 30, 2021 | 10-Q 8

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

The consolidated balance sheets as of September 30, 2021, the consolidated statements of operations and comprehensive income (loss) and stockholders' equity for the three and nine months ended September 30, 2021 and September 30, 2020 and the consolidated statements of cash flows for the nine months ended September 30, 2021 and September 30, 2020 have been prepared by the Company without audit and are not subject to audit. In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2021 and for comparative periods have been made. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 ("Form 10-K").  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Our Home Service Insurance segment operates through our subsidiaries SPLIC, MGLIC and SPFIC, and focuses on the life insurance needs of the middle- and lower-income markets, primarily in Louisiana, Mississippi and Arkansas.  Our products in this segment consist primarily of small face amount ordinary whole life, industrial life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs as well as property insurance policies, which are named peril property policies covering dwelling and contents.

CTI provides data processing systems and services to the Company.

We converted the small block of ordinary whole life policies of CNLIC from a legacy platform to our new actuarial valuation software solution which provides enhanced modeling capabilities as of April 1, 2021. The impact of this system conversion reflected in the accompanying consolidated financial statements as of and for the nine months ended September 30, 2021 was an increase to pretax income of $0.7 million consisting of a reduced increase in future policy benefit reserves of $0.8 million and increased amortization of deferred policy acquisition costs of $0.1 million.

September 30, 2021 | 10-Q 9

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

September 30, 2021 | 10-Q 10

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

For calendar-year public companies, the changes will be effective on January 1, 2023, however, early adoption is permitted. While it is not possible to estimate the expected impact of adoption at this time, the Company believes there is a reasonable possibility that implementation of ASU No. 2018-12 may result in a material impact on our consolidated statements of stockholders' equity and future earnings patterns.

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

Our Home Service Insurance segment operates through our subsidiaries SPLIC, MGLIC and SPFIC, and focuses on the life insurance needs of the middle- and lower-income markets in Louisiana, Mississippi and Arkansas.  Our policies are sold and serviced through funeral homes and independent agents who sell policies, collect premiums and service policyholders.  To a lesser extent, our Home Service Insurance segment also sells property insurance policies in Louisiana.

The Company also operates other non-insurance portions of the Company ("Other Non-Insurance Enterprises"), which primarily include the Company’s IT and Corporate-support functions that are included in the tables presented. The Company's Other Non-Insurance Enterprises are the only reportable difference between segments and consolidated operations.

September 30, 2021 | 10-Q 11

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

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended September 30, 2021
(In thousands)

Revenues:
Premiums	$32,198	11,129	—	43,327
Net investment income	11,991	3,238	225	15,454
Realized investment gains (losses), net	1,205	(36)	957	2,126
Other income	676	1	—	677
Total revenues	46,070	14,332	1,182	61,584
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	22,565	9,251	—	31,816
Increase in future policy benefit reserves	9,369	1,519	—	10,888
Policyholders' dividends	1,638	12	—	1,650
Total insurance benefits paid or provided	33,572	10,782	—	44,354
Commissions	4,854	4,261	—	9,115
Other general expenses	4,900	4,146	1,496	10,542
Capitalization of deferred policy acquisition costs	(4,201)	(1,825)	—	(6,026)
Amortization of deferred policy acquisition costs	5,191	852	—	6,043
Amortization of cost of insurance acquired	68	215	—	283
Total benefits and expenses	44,384	18,431	1,496	64,311
Income (loss) before federal income tax expense	$1,686	(4,099)	(314)	(2,727)

September 30, 2021 | 10-Q 12

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Nine Months Ended September 30, 2021
(In thousands)

Revenues:
Premiums	$89,399	35,786	—	125,185
Net investment income	35,468	9,826	724	46,018
Realized investment gains (losses), net	5,741	393	1,143	7,277
Other income	2,142	3	—	2,145
Total revenues	132,750	46,008	1,867	180,625
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	69,366	22,335	—	91,701
Increase in future policy benefit reserves	17,081	5,326	—	22,407
Policyholders' dividends	4,400	31	—	4,431
Total insurance benefits paid or provided	90,847	27,692	—	118,539
Commissions	13,483	12,590	—	26,073
Other general expenses	15,273	12,024	6,130	33,427
Capitalization of deferred policy acquisition costs	(11,578)	(5,220)	—	(16,798)
Amortization of deferred policy acquisition costs	15,739	2,561	—	18,300
Amortization of cost of insurance acquired	279	680	—	959
Total benefits and expenses	124,043	50,327	6,130	180,500
Income (loss) before federal income tax expense	$8,707	(4,319)	(4,263)	125

September 30, 2021 | 10-Q 13

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended September 30, 2020
(In thousands)

Revenues:
Premiums	$32,265	11,843	—	44,108
Net investment income	11,507	3,200	290	14,997
Realized investment gains (losses), net	133	388	6	527
Other income	189	1	3	193
Total revenues	44,094	15,432	299	59,825
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	25,023	7,935	—	32,958
Increase in future policy benefit reserves	3,274	884	—	4,158
Policyholders' dividends	1,443	7	—	1,450
Total insurance benefits paid or provided	29,740	8,826	—	38,566
Commissions	4,140	3,572	—	7,712
Other general expenses	1,915	4,524	12,952	19,391
Capitalization of deferred policy acquisition costs	(3,512)	(1,380)	—	(4,892)
Amortization of deferred policy acquisition costs	6,190	570	—	6,760
Amortization of cost of insurance acquired	113	346	—	459
Total benefits and expenses	38,586	16,458	12,952	67,996
Income (loss) before federal income tax expense	$5,508	(1,026)	(12,653)	(8,171)

September 30, 2021 | 10-Q 14

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Nine Months Ended September 30, 2020
(In thousands)

Revenues:
Premiums	$92,146	34,775	—	126,921
Net investment income	34,332	9,788	961	45,081
Realized investment gains (losses), net	1,259	(405)	(185)	669
Other income	1,195	19	3	1,217
Total revenues	128,932	44,177	779	173,888
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	66,071	21,090	—	87,161
Increase in future policy benefit reserves	18,804	3,062	—	21,866
Policyholders' dividends	3,987	24	—	4,011
Total insurance benefits paid or provided	88,862	24,176	—	113,038
Commissions	11,912	10,367	—	22,279
Other general expenses	11,309	13,431	17,263	42,003
Capitalization of deferred policy acquisition costs	(10,149)	(3,483)	—	(13,632)
Amortization of deferred policy acquisition costs	16,927	2,013	—	18,940
Amortization of cost of insurance acquired	358	870	—	1,228
Total benefits and expenses	119,219	47,374	17,263	183,856
Income (loss) before federal income tax expense	$9,713	(3,197)	(16,484)	(9,968)

September 30, 2021 | 10-Q 15

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) STOCKHOLDERS' EQUITY AND RESTRICTIONS

EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings (loss) per share.

Three Months Ended September 30,	2021	2020
(In thousands, except per share amounts)

Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$(2,799)	(7,915)
Net income (loss) allocated to Class A common stock	$(2,799)	(7,836)
Net income (loss) allocated to Class B common stock	—	(79)
Net income (loss)	$(2,799)	(7,915)

Denominator:
Weighted average shares of Class A outstanding - basic	49,630	49,437
Weighted average shares of Class A outstanding - diluted	50,263	49,832
Weighted average shares of Class B outstanding - basic and diluted	—	1,002
Basic and diluted earnings (loss) per share of Class A common stock	$(0.06)	(0.16)
Basic and diluted earnings (loss) per share of Class B common stock	—	(0.07)

Nine Months Ended September 30,	2021	2020
(In thousands, except per share amounts)
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$(1,350)	(12,526)
Net income (loss) allocated to Class A common stock	$(1,345)	(12,401)
Net income (loss) allocated to Class B common stock	(5)	(125)
Net income (loss)	$(1,350)	(12,526)

Denominator:
Weighted average shares of Class A outstanding - basic	49,594	49,365
Weighted average shares of Class A outstanding - diluted	50,226	49,760
Weighted average shares of Class B outstanding - basic and diluted	401	1,002
Basic and diluted earnings (loss) per share of Class A common stock	$(0.03)	(0.25)
Basic and diluted earnings (loss) per share of Class B common stock	(0.01)	(0.12)

CAPITAL AND SURPLUS

Each of our regulated insurance subsidiaries is required to meet stipulated regulatory capital requirements. These include capital requirements imposed by the U.S. National Association of Insurance Commissioners ("NAIC") and the Bermuda Monetary Authority ("BMA"). All insurance subsidiaries exceeded the minimum capital requirements at September 30, 2021.

September 30, 2021 | 10-Q 16

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation or excess risk, the BMA has established a threshold capital level (termed the Target Capital Level ("TCL")), which is set at 120% of a company’s enhanced capital requirement. The TCL serves as an early warning tool for the BMA. As of September 30, 2021, CICA Ltd. was above the TCL threshold. At the request of the BMA, on April 15, 2021, Citizens and CICA Ltd. entered into a Keep Well Agreement. The Keep Well Agreement requires Citizens to contribute up to $10 million in capital to CICA Ltd. as necessary to ensure that CICA Ltd. has a minimum capital level of 120% (equal to the TCL). Since CICA Ltd.’s capital level currently exceeds 120%, Citizens is not currently required to make a capital contribution.

(5) INVESTMENTS

The Company invests primarily in fixed maturity securities, which totaled 89.7% of total cash and invested assets at September 30, 2021, as shown below.

Carrying Value (In thousands, except for %)	September 30, 2021		December 31, 2020
	Amount	%	Amount	%

Cash and invested assets:
Fixed maturity securities	$1,456,694	89.7%	1,489,383	89.8%
Equity securities	22,335	1.4%	22,102	1.3%
Policy loans	80,102	4.9%	83,318	5.0%
Real estate and other long-term investments	34,013	2.1%	29,865	1.8%
Cash and cash equivalents	30,087	1.9%	34,131	2.1%
Total cash and invested assets	$1,623,231	100.0%	1,658,799	100.0%

The following tables represent the amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities as of the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$7,257	1,078	—	8,335
U.S. Government-sponsored enterprises	3,470	1,045	—	4,515
States and political subdivisions	353,653	29,186	517	382,322
Corporate:
Financial	203,997	22,774	120	226,651
Consumer	212,805	23,842	787	235,860
Energy	79,442	8,147	89	87,500
All other	300,594	31,884	1,147	331,331
Residential mortgage-backed	117,845	16,681	4	134,522
Asset-backed	45,143	413	10	45,546
Foreign governments	101	11	—	112
Total fixed maturity securities	$1,324,307	135,061	2,674	1,456,694

September 30, 2021 | 10-Q 17

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,529	1,797	—	11,326
U.S. Government-sponsored enterprises	3,490	1,301	—	4,791
States and political subdivisions	377,462	32,751	548	409,665
Corporate:
Financial	204,160	31,000	13	235,147
Consumer	196,648	30,116	245	226,519
Energy	81,223	8,174	536	88,861
All other	284,209	42,554	82	326,681
Commercial mortgage-backed	225	—	4	221
Residential mortgage-backed	118,144	21,819	—	139,963
Asset-backed	46,295	278	482	46,091
Foreign governments	102	16	—	118
Total fixed maturity securities	$1,321,487	169,806	1,910	1,489,383

Most of the Company's equity securities are diversified stock and bond mutual funds.

Fair Value (In thousands)	September 30, 2021	December 31, 2020

Equity securities:
Stock mutual funds	$3,407	3,174
Bond mutual funds	12,512	12,354
Common stock	1,072	1,143
Non-redeemable preferred stock	272	281
Non-redeemable preferred stock fund	5,072	5,150
Total equity securities	$22,335	22,102

VALUATION OF INVESTMENTS

Available-for-sale securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income. The Company recognized net realized losses of $0.4 million and net realized gains of $0.2 million on equity securities held for the three and nine months ended September 30, 2021 and gains of $0.4 million and $0.6 million for the same periods ended September 30, 2020.

The Company considers several factors in its review and evaluation of individual investments, using the process described in Part IV, Item 15, Note 2. Investments in the notes to the consolidated financial statements of our Form 10-K to determine whether a credit loss impairment exists. For the three and nine months ended September 30, 2021 and 2020, the Company recorded no credit valuation losses on fixed maturity securities.

September 30, 2021 | 10-Q 18

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the fair values and gross unrealized losses of fixed maturity securities that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2021 and December 31, 2020.

September 30, 2021	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
U.S. Treasury securities	$72	—	2	$—	—	—	$72	—	2
States and political subdivisions	22,636	517	17	—	—	—	22,636	517	17
Corporate:
Financial	3,264	24	7	1,219	96	1	4,483	120	8
Consumer	26,204	651	28	2,410	136	1	28,614	787	29
Energy	6,778	89	8	—	—	—	6,778	89	8
All Other	32,946	1,147	29	—	—	—	32,946	1,147	29
Residential mortgage-backed	1,009	4	5	—	—	—	1,009	4	5
Asset-backed	9,215	9	14	664	1	1	9,879	10	15
Total fixed maturity securities	$102,124	2,441	110	$4,293	233	3	$106,417	2,674	113

December 31, 2020	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
States and political subdivisions	$32,487	548	27	$—	—	—	$32,487	548	27
Corporate:
Financial	1,308	13	1	—	—	—	1,308	13	1
Consumer	10,740	230	5	1,667	15	1	12,407	245	6
Energy	6,350	536	8	—	—	—	6,350	536	8
All Other	9,418	82	11	—	—	—	9,418	82	11
Commercial mortgage-backed	221	4	1	—	—	—	221	4	1
Residential mortgage-backed	83	—	1	—	—	—	83	—	1
Asset-backed	26,353	481	26	994	1	1	27,347	482	27
Total fixed maturity securities	$86,960	1,894	80	$2,661	16	2	$89,621	1,910	82

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

September 30, 2021 | 10-Q 19

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
have little bearing on the recoverability of our investments. The fair value is expected to recover as the securities approach maturity.

The amortized cost and fair value of fixed maturity securities at September 30, 2021 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

September 30, 2021	Amortized Cost	Fair Value
(In thousands)
Fixed maturity securities:
Due in one year or less	$31,502	32,097
Due after one year through five years	120,606	130,861
Due after five years through ten years	199,687	218,519
Due after ten years	972,512	1,075,217
Total fixed maturity securities	$1,324,307	1,456,694

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Three Months Ended		Nine Months Ended
Fixed Maturity Securities, Available-for-Sale	September 30,		September 30,
(In thousands)	2021	2020	2021	2020

Proceeds	$984	11,221	8,238	17,524
Gross realized gains	$89	25	189	148
Gross realized losses	$—	77	1	134

The Company sold 10 and 28 AFS fixed maturity securities during the three and nine months ended September 30, 2021 and 18 and 24 during the three and nine months ended September 30, 2020, respectively.

The Company sold its former training facility near Austin, Texas during the third quarter 2021 for a gross sale price of $3.8 million, resulting in a gain on the sale of $1.0 million. The facility was owned by Citizens and was held in Other Non-Insurance Enterprises.

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

September 30, 2021 | 10-Q 20

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

September 30, 2021 | 10-Q 21

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets that are measured at fair value on a recurring basis as of the dates indicated.

September 30, 2021	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial Assets
Fixed maturity securities available-for-sale
U.S. Treasury and U.S. Government-sponsored enterprises	$8,335	4,515	—	12,850
States and political subdivisions	—	382,322	—	382,322
Corporate	51	881,291	—	881,342
Residential mortgage-backed	—	134,522	—	134,522
Asset-backed	—	45,546	—	45,546
Foreign governments	—	112	—	112
Total fixed maturity securities available-for-sale	8,386	1,448,308	—	1,456,694

Equity securities
Stock mutual funds	3,407	—	—	3,407
Bond mutual funds	12,512	—	—	12,512
Common stock	1,072	—	—	1,072
Non-redeemable preferred stock	272	—	—	272
Non-redeemable preferred stock fund	5,072	—	—	5,072
Total equity securities	22,335	—	—	22,335
Other long-term investments (1)	—	—	—	32,651
Total financial assets	$30,721	1,448,308	—	1,511,680
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

September 30, 2021 | 10-Q 22

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

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At September 30, 2021, our fixed maturity securities, valued using a third-party pricing source, totaled $1.4 billion for Level 2 assets and comprised 95.8% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at September 30, 2021. For the nine months ended September 30, 2021, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

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

September 30, 2021 | 10-Q 23

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
of $1.3 million and $5.8 million on limited partnerships held for the three and nine months ended September 30, 2021 and gains of $0.2 million for both the three and nine months ended September 30, 2020. These investments are included in other long-term investments on the consolidated balance sheets.

		September 30, 2021			December 31, 2020
		Fair Value Using NAV Per Share	Unfunded Commit- ments	Life in years	Fair Value Using NAV Per Share	Unfunded Commit- ments	Life in years
(In thousands, except years)
Limited partnerships
Middle market	Investments in privately-originated, performing senior secured debt primarily in North America-based companies	$13,847	26,645	10	$10,542	29,783	10
Term liquidity facility	Investments in a facility established by the U.S. Federal Reserve that provides financing to U.S. company market participants for levered asset purchases with a focus on asset-backed, commercial mortgage and collateralized loan obligation markets	—	—	0	1,381	—	3
Late-stage growth	Investments in private late-stage, established companies seeking capital to accelerate growth prior to an IPO or sale	16,864	8,525	7	—	16,291	7
Infrastructure	Investments in climate infrastructure assets, focusing on renewable power generation in wind and solar energy	1,940	17,784	12	—	17,497	12
Total limited partnerships		$32,651	52,954		$11,923	63,571

Our limited partnership investments are not redeemable because distributions will be received when the underlying investments of the partnerships are liquidated. The life spans indicated above may be shortened or extended at the fund manager's discretion, typically in one or two-year increments.

We initially estimate the fair value of investments in limited partnerships by reference to the transaction price. Subsequently, we obtain the fair value of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are audited annually. We carried no limited partnership investments at cost at September 30, 2021 and $6.2 million of limited partnership investments at cost at December 31, 2020.

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. There were no transfers in or out of Level 3 during the nine months ended September 30, 2021 or 2020.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE

Estimates of fair values are made at a specific point in time, based on relevant market prices and information about the financial instruments.  The fair values of financial instruments presented below are not necessarily indicative of the amounts the Company might realize in actual market transactions.

September 30, 2021 | 10-Q 24

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	September 30, 2021		December 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Policy loans	$80,102	80,102	83,318	83,318
Commercial mortgage loan	1,000	1,000	—	—
Residential mortgage loans	150	169	157	195
Cash and cash equivalents	30,087	30,087	34,131	34,131
Financial Liabilities:
Annuity - investment contracts	63,690	69,603	60,861	71,547

Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at September 30, 2021 and December 31, 2020, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

Commercial mortgage loan. We financed $1.0 million of the sale of our training facility at a 6.0% interest rate. The loan is due in less than 1 year. Due to the short-term nature of the loan, the carrying value approximates fair value.

Residential mortgage loans. Mortgage loans are secured principally by residential properties.  Weighted average interest rates for these loans were approximately 6.4% at September 30, 2021 and December 31, 2020. At September 30, 2021, maturities ranged from 5 to 18 years.  Management estimated the fair value using an annual interest rate of 6.25% at September 30, 2021.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy and are included in other long-term investments on the consolidated balance sheets.

Cash and cash equivalents. The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 liabilities, was estimated at September 30, 2021 and December 31, 2020 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 0.19% to 2.59% and 0.22% to 2.34%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

September 30, 2021 | 10-Q 25

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other long-term investments. Financial instruments included in other long-term investments are classified in various levels of the fair value hierarchy. The following table summarizes the carrying amounts of these investments.

Carrying Value (In thousands)	September 30, 2021	December 31, 2020
Other long-term investments:
Limited partnerships	$32,651	18,135
FHLB common stock	191	190
Mortgage loans	1,150	157
All other investments	21	8,811
Total other long-term investments	$34,013	27,293

We are a member of the Federal Home Loan Bank ("FHLB") of Dallas and such membership requires members to own stock in FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value. Included in all other investments at December 31, 2020 was a Rabbi Trust holding $8.8 million for the benefit of our former Chief Executive Officer, which we were required to hold for his severance payment under the terms of his employment agreement in connection with his resignation following a change in control of the Company. This amount was paid to him during the first quarter of 2021 and thus is not reflected in all other investments at September 30, 2021.

(7) COMMITMENTS AND CONTINGENCIES

QUALIFICATION OF LIFE PRODUCTS

We have previously reported that a portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. Further, we have determined that the structure of our policies sold to non-U.S. persons, which were novated to CICA Ltd. effective July 1, 2018, inadvertently generated U.S. source income over time, which subjected the Company to certain tax withholding and information reporting requirements for the Company under Chapters 3 or 4 of the IRC. The products have been and continue to be appropriately reported as life insurance under U.S. GAAP for financial reporting.

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

CONTRACTUAL OBLIGATIONS

As of September 30, 2021, CICA Ltd. is committed to fund investments up to $63.0 million related to limited partnerships previously described and other investments.

September 30, 2021 | 10-Q 26

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

Obligations under the Credit Facility are secured by substantially all of the assets of the Company other than the equity interests in all of the regulated insurance subsidiaries, real estate owned by the Company, and other limited exceptions. The Credit Facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to restrictions on indebtedness, liens, investments, asset dispositions and restricted payments. As of September 30, 2021, the Company had not borrowed any funds against the Credit Facility and was not in violation of any covenants.

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

September 30, 2021 | 10-Q 27

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8) INCOME TAXES

Our provision for income taxes may not have the customary relationship of taxes to income. CICA Ltd., a wholly owned subsidiary of Citizens, is considered a controlled foreign corporation for federal tax purposes. As a result, the insurance activity of CICA Ltd. is subject to Subpart F of the IRC and is included in Citizens’ taxable income. For the nine months ended September 30, 2021, the Subpart F income inclusion generated $1.3 million of federal income tax expense. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate is as follows:

Nine Months Ended September 30,	2021		2020
(In thousands, except for %)	Amount	%	Amount	%
Federal income tax expense:
Expected tax expense (benefit)	$26	21.0%	$(2,093)	21.0%
Foreign income tax rate differential	(1,904)	(1,523.2)%	(1,726)	17.3%
Tax-exempt interest and dividends-received deduction	(88)	(70.4)%	(113)	1.1%
Annualized effective tax rate adjustment	77	61.6%	200	(2.0)%
Adjustment of prior year taxes	(7)	(5.6)%	10	(0.1)%
Effect of uncertain tax position	1,842	1,473.6%	2,673	(26.8)%
Nondeductible costs to remediate tax compliance issue	—	—%	(620)	6.2%
CICA Ltd. Subpart F income	1,310	1,048.0%	2,180	(21.9)%
Rate differential on net operating loss carryback claim	296	236.8%	—	—%
Nondeductible officer compensation	—	—%	2,042	(20.5)%
Other	(77)	(61.8)%	5	(0.1)%
Total federal income tax expense (benefit)	$1,475	1,180.0%	$2,558	(25.8)%

Income tax expense consists of:

	Nine Months Ended
	September 30,
(In thousands)	2021	2020
Federal income tax expense:
Current	$1,845	2,944
Deferred	(370)	(386)
Total federal income tax expense	$1,475	2,558

The Company previously accrued an uncertain tax position, most of which will be released during the fourth quarter of 2021 following the expiration of the statute of limitations on the tax year ended December 31, 2017. This release will increase the carrying value of our Life Insurance segment and could potentially result in an impairment of goodwill in that segment upon the completion of our annual impairment analysis during the fourth quarter of 2021.

September 30, 2021 | 10-Q 28

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9) OTHER COMPREHENSIVE INCOME

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% as of the three and nine months ended September 30, 2021 and 2020, as indicated below.

Three Months Ended September 30,	2021			2020
(In thousands)	Amount	Tax Effect	Total	Amount	Tax Effect	Total
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$(9,561)	781	(8,780)	15,077	(1,009)	14,068
Reclassification adjustment for (gains) losses included in net income	(102)	22	(80)	2	—	2
Effects on deferred policy acquisition costs	7,975	(528)	7,447	(104)	22	(82)
Effects on cost of insurance acquired	7	(1)	6	(30)	6	(24)
Effects on unearned revenue reserves	15	(3)	12	185	(39)	146
Other comprehensive income (loss)	$(1,666)	271	(1,395)	15,130	(1,020)	14,110

Nine Months Ended September 30,	2021			2020
(In thousands)	Amount	Tax Effect	Total	Amount	Tax Effect	Total
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$(35,749)	2,736	(33,013)	52,557	(4,025)	48,532
Reclassification adjustment for (gains) losses included in net income	(91)	19	(72)	46	(10)	36
Effects on deferred policy acquisition costs	11,681	(3,068)	8,613	(419)	88	(331)
Effects on cost of insurance acquired	284	(59)	225	(143)	30	(113)
Effects on unearned revenue reserves	(1,922)	404	(1,518)	712	(150)	562
Other comprehensive income (loss)	$(25,797)	32	(25,765)	52,753	(4,067)	48,686

(10) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. There were no changes related to these relationships during the nine months ended September 30, 2021.  See our Form 10-K for a comprehensive discussion of related party transactions.

(11) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued and determined that no significant subsequent events need to be recognized or disclosed.

September 30, 2021 | 10-Q 29

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

OVERVIEW

Citizens, Inc. ("Citizens" or the "Company") is an insurance holding company incorporated in Colorado serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our insurance subsidiaries, we provide insurance benefits to residents in 31 U.S. states and more than 75 different countries. We pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  We operate in two business segments:

•Life Insurance segment - U.S. dollar-denominated ordinary whole life insurance and endowment policies predominantly sold to non-U.S. residents, located principally in Latin America and the Pacific Rim through independent marketing consultants and whole life insurance sold domestically through independent agents; and
•Home Service Insurance segment - final expense life insurance and property insurance policies marketed to middle- and lower-income households, as well as whole life products with higher allowable face values, in Louisiana, Mississippi and Arkansas, sold through independent agents and through funeral homes.

IMPACT OF COVID-19 PANDEMIC

The impacts of COVID-19 and related economic conditions on the Company's financial results, which began to affect the Company late in the first quarter of 2020, continue to be highly uncertain. While the Company has implemented new strategies and processes to mitigate this impact, the scope, duration and magnitude of the direct and indirect effects of COVID-19 are difficult or impossible to anticipate. As a result, it is not possible to predict its

September 30, 2021 | 10-Q 30

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

impact on the Company's results for the remainder of 2021 or beyond. Currently, some of the most significant factors that could cause our future results to differ significantly from our prior results or forward-looking statements include:

•decreased premium revenue due to disruption to our distribution channel and overall operations resulting from quarantines, travel limitations, business restrictions and decreased economic activity;
•higher surrenders and lapses due to cash needs our policyholders may have due to concerns over COVID-19 economic impacts, particularly in our international business;
•a higher level of claims due to COVID-19 deaths; and
•the vulnerability of our Home Service Insurance business in particular to any future increase in the intensity of the pandemic, and any related or unrelated material health crisis or negative health trend, especially if concentrated in or directly impacting the southeastern part of the United States.

We believe that in the third quarter of 2021, we experienced higher than normal death claims due to the impact of COVID-19. As we previously disclosed, the Delta variant of COVID-19, which has become the predominant strain of COVID-19 globally, is associated with higher rates of transmission and deaths, particularly in unvaccinated individuals.

We continue to monitor the impact of the COVID-19 pandemic on our operations.

IMPACT OF HURRICANE IDA

Hurricane Ida was a destructive Category 4 hurricane that made landfall in Louisiana on August 29, 2021 and became the second-most damaging and intense hurricane in the U.S. state of Louisiana on record, behind Hurricane Katrina in 2005. We sell property insurance through Security Plan Fire Insurance Company in the state of Louisiana. Hurricane Ida negatively affected our income in the third quarter by approximately $2.3 million. For hurricanes, we pay the first $0.5 million in claims and our non-affiliated catastrophic reinsurance carriers pay the next $10.5 million in claims. We expect claims from Hurricane Ida to exceed our reinsurance by approximately $0.8 million and thus the total claim impact to us is expected to be approximately $1.2 million. In addition, due to Hurricane Ida, we incurred a reinstatement premium for reinsurance coverage in case of a second major storm this year, resulting in an additional premium charge during the third quarter of 2021 of approximately $1.1 million, which offsets premium revenue for the Home Service Insurance segment. Our catastrophic event reinsurance agreement allows coverage on a maximum of two catastrophic events per calendar year per reinsurance layer.

September 30, 2021 | 10-Q 31

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

CURRENT FINANCIAL HIGHLIGHTS
Our net loss decreased by $5.1 million in the three months ended September 30, 2021 and $11.2 million in the nine months ended September 30, 2021, to $2.8 million and $1.4 million, respectively, compared to $7.9 million and $12.5 million in prior year periods. The decrease in our net loss in both periods was primarily due to a decrease in other general expenses of $8.8 million and $8.6 million, respectively, in the current year periods, due to executive severance costs and professional fees paid in 2020 in connection with a change in control of the Company. The decrease in our net loss was also due to an increase in realized gains of $1.6 million and $6.6 million, respectively in the three and nine months ended September 30, 2021. The realized gains primarily reflect changes in the fair value of our limited partnership investments and the sale of our offsite training facility located near Austin, Texas, which resulted in a gain of $1.0 million during the third quarter of 2021. We did not sell any of our limited partnership investments or receive any distributions in the third quarter of 2021, but as discussed in Part I, Item 1, Note 5. Investments, changes in fair values of our equity securities are reflected in realized gains, in addition to executed transactions that result in a gain or loss. As discussed above, decreases in general expenses and increases in realized gains in the three and nine-months ended September 30, 2021 as compared to the same periods in 2020, were offset by higher death claims due to COVID-19 and the impact of Hurricane Ida on our premiums and claims in the current year.

Consolidated Revenue Highlights

Life insurance premiums and investment income are our primary sources of revenue. In the three months ended September 30, 2021 compared to the same period in 2020, total revenue increased by $1.8 million.

•Life insurance premiums increased by $0.5 million due primarily to an increase in first year premiums in our Life Insurance and Home Service Insurance segments and an increase in renewal premiums in our Home Service Insurance segment. Total first year premiums increased by 35.5% year over year during the third quarter. We believe this increase was driven by our focused marketing campaigns, as well as lower sales in the prior year period due to COVID 19 impacts as previously described. Total premiums, however, decreased by $0.8 million due to decreased property insurance premiums related to the reinstatement of catastrophic reinsurance as a result of Hurricane Ida, as discussed above.
•Net investment income increased by $0.5 million, or 3.0%, despite a lower average portfolio yield in the current year period due to a growing asset base and strong results from our Middle market private equity investment.
•As mentioned above, realized investment gains increased by $1.6 million.

In the nine months ended September 30, 2021 as compared to the same period in 2020, total revenue increased by $6.7 million.

•Insurance premiums declined by $1.7 million, or 1.4%. The $2.4 million increase in first year premiums was offset by a decline in renewal premiums in our Life Insurance segment to $81.2 million in the first nine months of 2021 from $85.6 million in the same period in 2020. The decrease

September 30, 2021 | 10-Q 32

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

in renewal premiums resulted primarily from a decline in our in force business in this segment, due in part to changes we made to our products and distribution over the last several years, which offset the positive impact from reduced COVID-related impact and the Company's premium retention efforts.
•Net investment income increased by $0.9 million, or 2.1%.
•As mentioned above, realized investment gains increased by $6.6 million.

Other income consists primarily of policyholders in our Life Insurance segment selecting supplemental contracts upon the surrender or maturity of their original policies, which has been increasing over the past few quarters.

Consolidated Benefits and Expenses Highlights

The primary use of our funds is the payment of insurance benefits for claims, surrenders and matured endowment as well as our general operating expenses.

In the three months ended September 30, 2021 compared to the same period in 2020, total benefits and expenses decreased by $3.7 million. Other general expenses decreased by $8.8 million for the reasons discussed above. Decreased general expenses were offset primarily by:

•$5.8 million increase in total insurance benefits paid or provided due to an increase in future policy benefit reserves as a result of higher sales production and better persistency; and
•Higher commissions paid in 2021 due to higher sales of new insurance policies in both of our segments in the third quarter of 2021 compared to the comparable period last year, when premiums were materially impacted by the COVID-19 pandemic as disclosed previously. Commissions on our first year sales are much higher than commissions on our renewal business.

In the nine months ended September 30, 2021 compared to the same period in 2020, total benefits and expenses decreased by $3.4 million. Other general expenses decreased by $8.6 million for the reasons discussed above. Decreased general expenses were offset primarily by:

•$4.5 million increase in claims and surrender benefits due primarily to a higher volume of reported claims, including those COVID-19 related, in addition to an increase in the average death claim amount; and
•Higher commissions paid in 2021 for the reasons discussed above.

Financial Condition at September 30, 2021

•Total investments of $1.6 billion; fixed maturity securities comprised 91.4% of total investments.
•Total assets of $1.8 billion.
•Total stockholders' equity of $0.3 billion.
•$4.6 billion of direct insurance in force.
•No debt.
•Fully diluted loss per share of Class A common stock of $0.03.

OUR OPERATING SEGMENTS

Our business is comprised of two operating business segments, as detailed below.

•Life Insurance
•Home Service Insurance

September 30, 2021 | 10-Q 33

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Our insurance operations are the primary focus of the Company, as these operations generate most of our income.  See the discussion under Segment Operations below for detailed analysis.  The amount of insurance, number of policies, and average face amounts of ordinary life policies issued during the periods indicated are shown below.

Nine Months Ended September 30,		2021		2020
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life Insurance	$172,645,808	2,873	$60,093	$142,390,980	2,214	$64,314
Home Service Insurance	142,678,954	18,533	7,699	103,456,413	20,261	5,106
Total	$315,324,762	21,406		$245,847,393	22,475

Total insurance issued increased by 28.3% in the nine months ended September 30, 2021, from $245.8 million in the first nine months of 2020 to $315.3 million in 2021, as both our Life Insurance and Home Service Insurance segments experienced growth. We issued 21,406 new policies in the 2021 period, compared to 22,475 new policies in the 2020 period.

The number of policies issued in the nine months ended September 30, 2021 increased 29.8% in the Life Insurance segment from the same period in 2020. We believe the increase was primarily due to enhancements to our business operations and sales practices to account for the impact of the COVID-19 pandemic as well as continued sales promotions and campaigns, focused training on virtual selling, and strategically prioritizing selling lower face amount policies due to the COVID-19 pandemic. In addition, in order to address the decreasing first year premiums we have seen in recent years in this segment, we prioritized recruiting new independent contractors in the first quarter of 2021, and we have seen the impact of these efforts through September. Although applications increased during the first nine months of 2021 compared to the same period last year due to these enhancements, average policy face amount declined, as we continued to emphasize the selling of lower face amount policies, as noted above.

The number of policies issued in the nine months ended September 30, 2021 decreased 8.5% in the Home Service Insurance segment compared to the same period in 2020; however, the amount of insurance issued increased by 38% due to higher average policy face amounts. We believe the higher average policy face amounts issued are attributable to sales campaigns that focused on increasing the face amount of insurance sold as well as the introduction of our new whole life product in this segment, which has a higher maximum face value.

September 30, 2021 | 10-Q 34

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

CONSOLIDATED RESULTS OF OPERATIONS

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

REVENUES

Our revenues are generated primarily by insurance renewal premiums and investment income from invested assets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020

Revenues:
Premiums:
Life insurance	$43,239	42,732	122,319	122,863
Accident and health insurance	311	236	945	745
Property insurance	(223)	1,140	1,921	3,313
Net investment income	15,454	14,997	46,018	45,081
Realized investment gains, net	2,126	527	7,277	669
Other income	677	193	2,145	1,217
Total revenues	$61,584	59,825	180,625	173,888

Premium Income.  Total premium income decreased $0.8 million, or 1.8%, for the third quarter, and decreased $1.7 million, or 1.4% for the nine months ended September 30, 2021 compared to the same periods in 2020.

•Three months ended September 30, 2021: Life insurance premiums increased by $0.5 million due to an increase in first year premiums in our Life Insurance segment and an increase in both first year and renewal premiums in our Home Service Insurance segment; however, total premiums decreased due to a $1.4 million decline in property insurance premiums primarily related to the reinstatement of catastrophic reinsurance as a result of Hurricane Ida, as discussed above.

•Nine months ended September 30, 2021: Despite higher first year premiums in both our segments and slightly higher renewal premiums in our Home Service Insurance segment, total premiums declined due to lower renewal premiums in our Life Insurance segment and the decrease in property insurance premiums in the third quarter as discussed above.

The decrease in renewal premiums in the Life Insurance segment in both the three and nine months ended September 30, 2021, as compared to the prior year periods, is mainly due to a continuing decline in our in force business in this segment over the last several years due to an aging block of business and changes we made to our products and distribution beginning in 2017. The prior-year surrenders negatively impacted the current period renewal premiums even though total surrender benefits paid declined in the current three-month period as compared to the prior year period and were basically flat in the current nine-month period as compared to the same period in 2020.

We believe that first year premiums were negatively affected in the three and nine months ended September 30, 2020 due to the impacts of the COVID-19 pandemic, especially the initial global stay-at-home orders.

September 30, 2021 | 10-Q 35

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Net Investment Income. Our annualized net investment income performance is summarized as follows:

	September 30,	December 31,	September 30,
(In thousands, except for %)	2021	2020	2020

Net investment income, annualized	$61,357	60,197	60,108
Average invested assets, at amortized cost	1,448,615	1,420,129	1,409,993
Annualized yield on average invested assets	4.24%	4.24%	4.26%

Annualized net investment income increased by $1.2 million in the nine months ended September 30, 2021 as compared to the same nine months of 2020 despite a lower annualized yield. The increase is due to our growing asset base and the make-whole call redemptions described below, and to strong yields from our Middle market private equity investment. The annualized yield decreased by two basis points during the first nine months of 2021 compared to the same period in 2020, as we continue to face a challenging investment environment for fixed maturity assets, which account for the majority of our investment portfolio. As part of the ongoing process of managing our portfolio and optimizing performance, in addition to fixed maturity securities, we have been investing in new asset classes, including limited partnerships; however, insurance regulations limit the amount we can invest in these alternative investments.

Investment income from fixed maturity securities accounted for approximately 86.1% and 87.2% of total investment income for the three and nine months ended September 30, 2021, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020

Gross investment income:
Fixed maturity securities	$13,786	13,593	41,682	40,973
Equity securities	213	214	636	593
Policy loans	1,604	1,666	4,811	4,918
Long-term investments	389	72	642	91
Other investment income	15	3	35	87
Total investment income	16,007	15,548	47,806	46,662
Investment expenses	(553)	(551)	(1,788)	(1,581)
Net investment income	$15,454	14,997	46,018	45,081

Income from fixed maturity securities income increased 1.4% and 1.7% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, and our total investment income increased by 3.0% and 2.5% in the same periods. These increases were primarily due to two non-recurring events, (i) a "make-whole" call redemption, and (ii) early distributions from our limited partnership investments.

Realized Investment Gains (Losses), Net.  We recorded realized gains of $1.3 million and $5.8 million related to fair value changes in our investments in limited partnerships during the three and nine months ended September 30, 2021, respectively. We also recorded realized losses of $0.4 million and realized gains of $0.2 million during the three and nine months ended September 30, 2021, respectively, related to fair value changes in our equity securities owned at September 30, 2021. The fair value of our equity securities owned at September 30, 2020 was negatively impacted by the onset of the COVID-19 pandemic as discussed previously.

The Company also sold its former training facility located near Austin, Texas during the third quarter 2021, which resulted in a gain on the sale of $1.0 million.

September 30, 2021 | 10-Q 36

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

BENEFITS AND EXPENSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$31,816	32,958	91,701	87,161
Increase in future policy benefit reserves	10,888	4,158	22,407	21,866
Policyholders' dividends	1,650	1,450	4,431	4,011
Total insurance benefits paid or provided	44,354	38,566	118,539	113,038
Commissions	9,115	7,712	26,073	22,279
Other general expenses	10,542	19,391	33,427	42,003
Capitalization of deferred policy acquisition costs	(6,026)	(4,892)	(16,798)	(13,632)
Amortization of deferred policy acquisition costs	6,043	6,760	18,300	18,940
Amortization of cost of insurance acquired	283	459	959	1,228
Total benefits and expenses	$64,311	67,996	180,500	183,856

Death claims benefits, surrender benefits and general expenses are our primary uses of cash.

Claims and Surrenders.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020

Claims and Surrenders:
Death claim benefits	$9,723	7,724	25,207	21,359
Surrender benefits	12,435	16,131	38,771	38,861
Endowment benefits	2,360	2,706	7,012	8,064
Matured endowment benefits	4,276	4,475	15,060	14,376
Property claims	1,765	966	2,401	1,769
Accident and health benefits	98	33	200	147
Other policy benefits	1,159	923	3,050	2,585
Total claims and surrenders	$31,816	32,958	91,701	87,161

•Death claim benefits increased 25.9% and 18.0% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. Claims in our Life Insurance segment increased 88.4% during the third quarter and 65.2% during the first nine months of 2021 compared to the same periods in 2020. The increases were due to both a higher volume and a higher average amount of reported claims. Home Service Insurance segment claims increased 9.6% and 5.2% for the three and nine months ended September 30, 2021, respectively, as compared to the prior year periods. The increases during the first three and nine months of 2021 compared to the same periods last year was due primarily to COVID-19 related deaths, which we believe materially impacted our consolidated results of operations in the third quarter of 2021, as described above.

September 30, 2021 | 10-Q 37

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

•Surrender benefits decreased 22.9% and 0.2% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. Surrender benefits represented less than 0.8% of total direct ordinary whole life insurance in force of $4.6 billion as of September 30, 2021. Prior to the three months ended September 30, 2021, our surrender benefits had been increasing due to international policies that have been in force for an extended period and have little or no associated surrender charges. We have focused our efforts on retaining policyholders and believe we have begun to see positive benefits from these efforts starting in the third quarter of 2021.
•Matured endowment benefits decreased 4.4% and increased 4.8% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. We anticipated these fluctuations based upon the dates when our endowment contracts were sold and the maturity dates set forth in the contracts.
•Property claims increased 82.7% and 35.7% in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, due to higher hurricane property claims.

Increase in Future Policy Benefit Reserves.  The change in future policy benefit reserves increased 161.9% and 2.5% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 due to better persistency and higher production in our Home Service Insurance and Life Insurance segments. See Segment Operations below for more detail.

Commissions. Commission expenses are a cost of acquiring business, as commissions are the primary compensation paid to our independent consultants and independent agents for selling our products. First year commission rates are higher than renewal commission rates. Commissions fluctuate directly in relation to sales and were higher in the three and nine months ended September 30, 2021 as compared to the same periods in 2020 due to higher first year sales in 2021.

Other General Expenses. General expenses decreased 45.6% and 20.4% in the three and nine months ended September 30, 2021 compared to the same periods in 2020. As discussed above, the three and nine months ended September 30, 2020 were negatively impacted by severance payments, professional fees related to our change in control.

Capitalization and Amortization of Deferred Policy Acquisition Costs. Costs capitalized include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  Capitalized costs increased during the three and nine months ended September 30, 2021 compared to the same periods in 2020 as we experienced an increase in first year premium production as previously discussed. Amortization of deferred policy acquisition costs was lower during the three and nine months ended September 30, 2021 compared to the same periods in the prior year. Amortization is impacted by persistency, surrenders, and new sales production and thus it may fluctuate from quarter to quarter.

Federal Income Tax. Tax expense increased for the three months and decreased for the nine months ended September 30, 2021 resulting in effective tax rates of (2.8)% and 1,180.0% compared to 3.1% and (25.8)% for the same periods in 2020, respectively. The Company's tax rate was impacted by differences between our effective tax rate and the statutory tax rate resulting from income and expense items that are treated differently for financial reporting and tax purposes. In addition, CICA Ltd., a wholly-owned Bermuda subsidiary of Citizens, is considered a controlled foreign corporation for federal tax purposes and CICA Ltd.'s activity gives rise to taxable income in the U.S. as Subpart F Income, which is treated as a permanent tax difference and therefore included in the Company's effective tax rate calculation. See Part I, Item 1, Note 8. Income Taxes in the notes to our consolidated financial statements herein.

September 30, 2021 | 10-Q 38

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

The following table shows income (loss) before federal income taxes by segments during the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Income (loss) before federal income tax expense:
Segments:
Life Insurance	$1,686	5,508	8,707	9,713
Home Service Insurance	(4,099)	(1,026)	(4,319)	(3,197)
Total segments	(2,413)	4,482	4,388	6,516
Other Non-Insurance enterprises	(314)	(12,653)	(4,263)	(16,484)
Total income (loss) before federal income tax expense	$(2,727)	(8,171)	125	(9,968)

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

September 30, 2021 | 10-Q 39

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The results of operations for the Life Insurance segment for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Revenues:
Premiums	$32,198	32,265	89,399	92,146
Net investment income	11,991	11,507	35,468	34,332
Realized investment gains, net	1,205	133	5,741	1,259
Other income	676	189	2,142	1,195
Total revenues	46,070	44,094	132,750	128,932
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	22,565	25,023	69,366	66,071
Increase in future policy benefit reserves	9,369	3,274	17,081	18,804
Policyholders' dividends	1,638	1,443	4,400	3,987
Total insurance benefits paid or provided	33,572	29,740	90,847	88,862
Commissions	4,854	4,140	13,483	11,912
Other general expenses	4,900	1,915	15,273	11,309
Capitalization of deferred policy acquisition costs	(4,201)	(3,512)	(11,578)	(10,149)
Amortization of deferred policy acquisition costs	5,191	6,190	15,739	16,927
Amortization of cost of insurance acquired	68	113	279	358
Total benefits and expenses	44,384	38,586	124,043	119,219
Income (loss) before federal income tax expense	$1,686	5,508	8,707	9,713

Income before federal income tax expense declined in the three months ended September 30, 2021 as compared to the prior year periods due to a large increase in future policy benefit reserves this quarter due to better persistency and higher production. In the nine months ended September 30, 2021, income before federal income tax expense decreased by $1.0 million. Realized gains related to our limited partnership investments were negatively offset by lower renewal premiums and increased death claims, partly due to the COVID-19 pandemic and to higher commissions due to better first year sales in 2021. The decline to net income in both the three and nine months ended September 30, 2021 was also due to lower other general expenses in this segment during the 2020 period due to the release of our tax compliance liability.

September 30, 2021 | 10-Q 40

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Life Insurance segment premium breakout is detailed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Premiums:
First year	$2,998	2,214	8,201	6,517
Renewal	29,200	30,051	81,198	85,629
Total premiums	$32,198	32,265	89,399	92,146

Premiums.  We derive most of our premium revenue in the Life Insurance segment from renewal premiums. Total premium revenues decreased slightly for the three months and declined 3.0% for the nine months ended September 30, 2021 compared to the same periods in 2020. While first year premiums increased in both periods in 2021, renewal premiums declined by 2.8% and 5.2% for the same three and nine periods, respectively. See Consolidated Results of Operations above for a discussion regarding the increase in first year premiums and the decline in renewal premiums in this segment. First year policies issued increased by 29.8% in the nine months ended September 30, 2021, but due to lower issued face amounts, first year premiums during the period rose slightly less at 25.8%.

September 30, 2021 | 10-Q 41

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following graph sets forth, for our top five producing countries, our direct premiums from our international life insurance business for the nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Country:
Colombia	$6,368	5,858	17,635	17,727
Venezuela	4,729	5,000	13,593	14,890
Taiwan	3,905	4,157	13,132	13,013
Ecuador	3,420	3,443	9,687	9,781
Argentina	2,785	2,466	7,021	6,722
Other Non-U.S.	10,259	10,346	28,447	27,894
Total	$31,466	31,270	89,515	90,027

DOMESTIC SALES

Domestic premiums in our Life Insurance segment were $1.2 million and $3.7 million in the three and nine months ended September 30, 2021, compared to $1.1 million and $3.7 million, respectively, in the prior year periods. Our domestic in force business results from blocks of business of insurance companies we have acquired over the years.  We discontinued new sales of domestic ordinary whole life and endowment life insurance products within our Life Insurance segment in 2017 while we evaluated our domestic life strategy; therefore, the majority of the premium recorded is related to renewal business.

We began marketing our products again domestically in early 2021, beginning in Florida. We believe that our experience in developing and selling products in Latin America will help us expand into the large Hispanic market in the U.S.

September 30, 2021 | 10-Q 42

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Net Investment Income.  Annualized net investment income in our Life Insurance segment was as follows:

	September 30,	December 31,	September 30,
(In thousands, except for %)	2021	2020	2020
Net investment income, annualized	$47,291	45,885	45,776
Average invested assets, at amortized cost	1,110,332	1,071,792	1,062,751
Annualized yield on average invested assets	4.26%	4.28%	4.31%

Annualized net investment income in our Life Insurance segment increased in the nine months ended September 30, 2021 compared to the same period annualized in 2020 and the twelve months ended December 31, 2020, due to continued growth in average invested assets and $0.7 million in non-recurring income as noted previously. The annualized yield in the first nine months of 2021 decreased compared to the same period in 2020 and from December 31, 2020 as we have faced challenges in finding investments with attractive yields in the continued low interest rate environment. See the Investments section below for more detailed information on our investments.

Realized Investment Gains (Losses), Net.  The realized gain for the nine months ended September 30, 2021 was due primarily to the change in estimated fair market value for our limited partnerships, as previously discussed.

Claims and Surrenders. The following table shows the claims and surrender benefits paid within the Life Insurance segment for the nine months ended September 30, 2021 compared to the same period in 2020.

September 30, 2021 | 10-Q 43

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Claims and Surrenders:
Death claim benefits	$3,005	1,595	7,538	4,563
Surrender benefits	11,870	15,449	37,099	36,884
Endowment benefits	2,359	2,703	7,006	8,056
Matured endowment benefits	4,138	4,324	14,607	13,893
Accident and health benefits	38	34	77	102
Other policy benefits	1,155	918	3,039	2,573
Total claims and surrenders	$22,565	25,023	69,366	66,071

During the three and nine months ended September 30, 2021 and 2020, the majority of our claims and surrender benefits in our Life Insurance segment are related to payment of surrender benefits. As previously discussed, surrender benefits have been higher than usual the last several years as many of our policies have reached the age where surrender charges have expired. However, policy surrenders decreased 23.2% and were basically flat in the three and nine months ended September 30, 2021, respectively, as compared to the prior year periods, as we have instituted new programs to curb surrenders. Matured endowment benefits paid, our next largest claims and surrenders expense, decreased by 4.3% and increased 5.1%, respectively, during the current year periods as compared to the same periods in 2020. These expenses are consistent with our expectations, as the endowment products are reaching their stated maturities. In addition, as discussed in Consolidated Results of Operations above, the COVID-19 pandemic has contributed to the higher death claims in the 2021 periods.

Increase in future policy benefit reserves. The change in future policy benefit reserves increased 186.2% and decreased 9.2% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 due to better persistency as discussed above. In addition, the change in future policy reserves for the nine months ended September 30, 2021 was lower due to an $0.8 million adjustment for the conversion of a small block of policies to our new actuarial valuation system for our Life Insurance segment during the second quarter.

HOME SERVICE INSURANCE

We operate in the Home Service Insurance market through our subsidiaries SPLIC, MGLIC and SPFIC, and focus on the life insurance and property insurance needs of the middle- and lower-income markets in Louisiana, Mississippi and Arkansas. Premium revenue of 89.2% and 90.0% in the nine months ended September 30, 2021 and 2020, respectively, were from policyholders living in Louisiana. Our policies are sold and serviced through a home service insurance marketing distribution system of independent agents who work on a debit route system and through funeral homes that sell policies, collect premiums and service policyholders. In June 2021, we added a new whole life product to this market that has higher allowable face values, which we sell through independent consultants.

September 30, 2021 | 10-Q 44

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The results of operations for the Home Service Insurance segment for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Revenues:
Premiums	$11,129	11,843	35,786	34,775
Net investment income	3,238	3,200	9,826	9,788
Realized investment gains (losses), net	(36)	388	393	(405)
Other income	1	1	3	19
Total revenues	14,332	15,432	46,008	44,177
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	9,251	7,935	22,335	21,090
Increase in future policy benefit reserves	1,519	884	5,326	3,062
Policyholders' dividends	12	7	31	24
Total insurance benefits paid or provided	10,782	8,826	27,692	24,176
Commissions	4,261	3,572	12,590	10,367
Other general expenses	4,146	4,524	12,024	13,431
Capitalization of deferred policy acquisition costs	(1,825)	(1,380)	(5,220)	(3,483)
Amortization of deferred policy acquisition costs	852	570	2,561	2,013
Amortization of cost of insurance acquired	215	346	680	870
Total benefits and expenses	18,431	16,458	50,327	47,374
Loss before federal income tax expense	$(4,099)	(1,026)	(4,319)	(3,197)

Total revenue declined by 7.1% and increased by 4.1% in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The changes were primarily due to increases in both first year premiums and renewal premiums in life policies, offset by negative property premiums in the current three-month period due to the impact of Hurricane Ida. First year life premiums increased due mainly to the sales campaigns that focused on increasing the face amount of insurance sold as well as the introduction of our new whole life product in this segment, which has a higher maximum face value. Renewal premiums increased during the nine months ended September 30, 2021 due to improvements in our collection and payment processes, strong collection efforts by our independent agents and our insureds' increased disposable income due to government stimulus and assistance programs related to the COVID-19 pandemic. Sales during the 2020 period were negatively impacted by the COVID-19 pandemic.

September 30, 2021 | 10-Q 45

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Claims and Surrenders.  Claims and surrender benefits, which are the largest portion of our expenses in the Home Service Insurance segment, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Claims and Surrenders:
Death claim benefits	$6,718	6,129	17,669	16,796
Surrender benefits	565	682	1,672	1,977
Endowment benefits	1	3	6	8
Matured endowment benefits	138	151	453	483
Property claims	1,765	966	2,401	1,769
Accident and health benefits	60	(1)	123	45
Other policy benefits	4	5	11	12
Total claims and surrenders	$9,251	7,935	22,335	21,090

The majority of claims and surrender benefits in our Home Service Insurance segment relate to death claim benefits. Death claim benefits increased 9.6% and 5.2% in the three and nine months ended September 30, 2021, respectively, compared to the 2020 periods. The increase during the first nine months of the year compared to the same period last year was due primarily to COVID-19 related deaths as discussed above. Mortality experience is closely monitored by the Company as a key performance indicator and fluctuates from quarter-to-quarter based on reported claims. As discussed above, property claims were higher due to Hurricane Ida.

Increase in future policy benefit reserves. The increase in reserves was higher during the three and nine months ended September 30, 2021 compared to the same period last year due to higher sales and improved retention in 2021.

Other general expenses. Other general expenses decreased for the three and nine months ended September 30, 2021 due to changes we made to our distribution structure in the prior year.

OTHER NON-INSURANCE ENTERPRISES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Income (loss) before income tax expense	$(314)	(12,653)	(4,263)	(16,484)

This operating unit represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under U.S. GAAP, which typically results in a segment loss. Revenue in this operating unit consists primarily of net investment income and realized investment gains or losses, while expenses consist of other general expenses related to corporate functions. In the three and nine months ended September 30, 2021, the Other Non-Insurance Enterprises had a loss of $0.3 million and $4.3 million, respectively, compared to a loss of $12.7 million and $16.5 million for the same periods 2020, as other general expenses decreased in the current year periods due to the change of control expenses paid in 2020, as previously discussed. The Company also sold its former training facility located near Austin, Texas during the third quarter 2021, resulting in a gain on the sale of $1.0 million.

September 30, 2021 | 10-Q 46

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

INVESTMENTS

Our investments are an integral part of our business success. Our cash and invested assets at September 30, 2021 were $1.6 billion, of which 89.7% was invested in fixed maturity securities, all of which are classified as available-for-sale. We closely monitor the duration of our fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy our insurance obligations.

The following table shows the carrying value of our investments by investment category and cash, cash equivalents and the percentage of each to total cash and invested assets.

Carrying Value	September 30, 2021		December 31, 2020
(In thousands, except for %)	Amount	%	Amount	%
Cash, Cash Equivalents and Invested Assets
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,850	0.8%	$16,117	1.0%
Corporate	881,342	54.2%	877,208	52.8%
States and political subdivisions (1)	382,322	23.6%	409,665	24.7%
Mortgage-backed (2)	134,522	8.3%	140,184	8.5%
Asset-backed	45,546	2.8%	46,091	2.8%
Foreign governments	112	—%	118	—%
Total fixed maturity securities	1,456,694	89.7%	1,489,383	89.8%
Cash and cash equivalents	30,087	1.9%	34,131	2.1%
Other investments:
Policy loans	80,102	4.9%	83,318	5.0%
Equity securities	22,335	1.4%	22,102	1.3%
Real estate and other long-term investments	34,013	2.1%	29,865	1.8%
Total cash, cash equivalents and invested assets	$1,623,231	100.0%	$1,658,799	100.0%
(1) Includes $159.4 million and $164.0 million of securities guaranteed by third parties at September 30, 2021 and December 31, 2020, respectively.
(2) Includes $134.4 million and $139.8 million of U.S. Government-sponsored enterprises at September 30, 2021 and December 31, 2020, respectively.

The carrying value of the Company’s fixed maturity securities investment portfolio at both September 30, 2021 and December 31, 2020 was $1.5 billion. The distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2021 did not materially change from December 31, 2020 – the weighted average was “A” at both dates. Our portfolio mix did not materially change during the nine months.

Cash and cash equivalents decreased as of September 30, 2021 from December 31, 2020 due primarily to the purchase of 100% of the Company’s Class B common stock from the Foundation for $9.1 million, offset by cash from matured investments that we are holding as we search for suitable investments in the ongoing low interest rate environment.

Real estate and other long-term investments increased by $4.1 million as of September 30, 2021 from December 31, 2020. Although we paid $8.8 million from a Rabbi Trust (which was considered a long-term investment) to our former Chief Executive Officer in February 2021 and completed the sale of our former training facility in July 2021, investments in our limited partnerships, which are considered long-term investments, increased by $20.7 million in 2021.

September 30, 2021 | 10-Q 47

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Obligations of States and Political Subdivisions

The Company’s fixed maturity securities investment portfolio at September 30, 2021 and December 31, 2020 included $382.3 million and $409.7 million, respectively, of securities that are obligations of states and political subdivisions, including municipalities (collectively referred to as the municipal bond portfolio).

The Company's municipal bond portfolio includes third-party guarantees.  Detailed below is a presentation by the Nationally Recognized Statistical Rating Organization ("NRSRO") rating of these holdings by funding type as of September 30, 2021.

	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
State and political subdivision fixed maturity securities including third-party guarantees
AAA	$20,475	19,627	3,338	3,082	—	—	23,813	22,709	6.4%
AA	52,126	48,217	120,994	113,482	12,144	10,829	185,264	172,528	48.8%
A	19,949	18,384	116,059	105,161	5,059	4,413	141,067	127,958	36.2%
BBB	3,410	3,062	13,573	12,956	1,536	1,450	18,519	17,468	4.9%
BB and other	4,734	4,417	8,925	8,573	—	—	13,659	12,990	3.7%
Total	$100,694	93,707	262,889	243,254	18,739	16,692	382,322	353,653	100.0%

State and political subdivision fixed maturity securities excluding third-party guarantees
AAA	$2,599	2,542	—	—	—	—	2,599	2,542	0.7%
AA	35,124	33,418	48,383	44,934	7,517	6,530	91,024	84,882	24.0%
A	31,269	29,189	140,815	128,797	7,988	7,142	180,072	165,128	46.7%
BBB	6,743	6,051	36,008	33,945	57	55	42,808	40,051	11.3%
BB and other	24,959	22,507	37,683	35,578	3,177	2,965	65,819	61,050	17.3%
Total	$100,694	93,707	262,889	243,254	18,739	16,692	382,322	353,653	100.0%

The table below shows the categories in which the Company held investments in special revenue bonds that were greater than 10% of fair value based upon the Company's municipal bond portfolio at September 30, 2021.

(In thousands)	Fair Value	Amortized Cost	% of Total Fair Value

Education	$69,879	65,080	18.3%
Utilities	66,842	59,940	17.5%
Transportation	39,530	37,917	10.3%

The Company's municipal bond portfolio is spread across many states, however, municipal bonds from Texas and California comprise the most significant concentration of the total municipal bond portfolio as of September 30, 2021. The Company holds 21.7% and 10.4% of its municipal bond portfolio in Texas and California issuers, respectively, as of September 30, 2021. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal bond portfolio as of September 30, 2021.

September 30, 2021 | 10-Q 48

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The table below represents the Company's detailed exposure to municipal bond portfolio in Texas at September 30, 2021.

September 30, 2021	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas state and political subdivision fixed maturity securities including third-party guarantees
AAA	$19,893	19,119	3,338	3,082	—	—	23,231	22,201
AA	21,564	20,843	13,556	12,788	57	55	35,177	33,686
A	—	—	22,003	21,838	—	—	22,003	21,838
BBB	—	—	1,975	1,826	—	—	1,975	1,826
BB and other	—	—	542	506	—	—	542	506
Total	$41,457	39,962	41,414	40,040	57	55	82,928	80,057
Texas state and political subdivision fixed maturity securities excluding third-party guarantees
AAA	$2,599	2,542	—	—	—	—	2,599	2,542
AA	31,682	30,476	3,252	3,042	—	—	34,934	33,518
A	5,988	5,796	29,576	29,002	—	—	35,564	34,798
BBB	1,188	1,148	5,624	5,202	57	55	6,869	6,405
BB and other	—	—	2,962	2,794	—	—	2,962	2,794
Total	$41,457	39,962	41,414	40,040	57	55	82,928	80,057

The table below represents the Company's detailed exposure to municipal bond portfolio in California at September 30, 2021.

September 30, 2021	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
California state and political subdivision fixed maturity securities including third-party guarantees
AA	$—	—	25,656	24,227	2,929	2,729	28,585	26,956
A	1,655	1,650	4,909	4,714	—	—	6,564	6,364
BBB	—	—	4,794	4,658	—	—	4,794	4,658
Total	$1,655	1,650	35,359	33,599	2,929	2,729	39,943	37,978
California state and political subdivision fixed maturity securities excluding third-party guarantees
AA	$1,655	1,650	2,698	2,632	—	—	4,353	4,282
A	—	—	10,764	10,284	2,929	2,729	13,693	13,013
BBB	—	—	8,403	7,860	—	—	8,403	7,860
BB and other	—	—	13,494	12,823	—	—	13,494	12,823
Total	$1,655	1,650	35,359	33,599	2,929	2,729	39,943	37,978

September 30, 2021 | 10-Q 49

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

For the three and nine months ended September 30, 2021 and 2020, the Company recorded no credit valuation losses on fixed maturity securities.

Information on both unrealized and realized gains and losses by category is set forth in Part I, Item 1, Note 5. Investments of the notes to our consolidated financial statements herein.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations. We manage our insurance operations as described herein in order to ensure that we have stable and reliable sources of cash flows to meet our obligations.  We expect to meet our cash needs for the next 12 months with cash generated by our insurance operations and from our invested assets. At September 30, 2021, we had $30.1 million in cash and cash equivalents and $1.6 billion in invested assets.

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

In addition to the above-mentioned sources of cash, we offer a Stock Investment Plan ("SIP"), whereby investors, policyholders, independent contractors and agents, employees and directors can directly purchase our stock. At our option, purchases of stock under the SIP can be made from newly issued or treasury stock, rather than in the open market, in which case, we can raise capital by selling our shares.

On May 5, 2021, we entered into a Credit Facility with Regions Bank. See Part I, Item 1, Note 7. Commitments and Contingencies in the notes to our consolidated financial statements, herein, for a description of the Credit Facility. The Credit Facility provides additional liquidity to the Company for short-term and longer-term needs. As of September 30, 2021, we have not borrowed any money under the Credit Facility and have no immediate plans to do so.

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium revenues, investment income and investment maturities or sales. Primary cash needs relate to payments of policyholder benefits, investment purchases and operating expenses.  Historically, we have not had to liquidate a material amount of investments to provide cash flow for our insurance operations and we did not do so in the nine months ended September 30, 2021. We believe that we have adequate capital resources to support the liquidity requirements of our insurance operations if the cash flow from our insurance operations is insufficient to meet our cash needs. See Contractual Obligations and Off-balance Sheet Arrangements in our Form 10-K and below for a discussion of known and estimated cash needs.

September 30, 2021 | 10-Q 50

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

In the nine months ended September 30, 2021, our operations provided $23.8 million in net cash as compared to $34.0 million provided by operations in the same period in 2020. As previously disclosed, we used $8.8 million in cash in the first quarter of 2021 to pay a contractually obligated severance to our former CEO. Cash provided by operations was also lower, as first year premiums continued to be outpaced by decreased renewal premiums in our international business. Additionally, increased first year premiums, which have higher costs associated with them than renewal premiums, such as commissions, led to lower cash provided by operations. We have traditionally also had significant cash flows from investing activities due to both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in new investments. Net cash used in investing activities totaled $19.4 million for the nine months ended September 30, 2021 as opposed to $39.2 million used in investing activities for the nine months ended September 30, 2020. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.  Cash used in financing activities was $8.4 million in the nine months ended September 30, 2021, due primarily to the purchase of 100% of the outstanding Class B common stock from the Harold E. Riley Foundation for $9.1 million in March 2021.

Because claims and surrender benefits are our largest expense, a primary liquidity concern is the risk of an extraordinary level of early policyholder surrenders or higher than expected mortality. Accordingly, we have been aggressively managing policyholder retention efforts and in the nine months ended September 30, 2021, surrender benefits slightly decreased. Prior to this year, surrender benefits had been increasing due to policies that have been in force and have little to no associated surrender charges and endowment products reaching their stated maturities. Death claims also increased in 2021 for the reasons discussed above, which included payment of COVID related death claims that materially impacted our operations. We continue to closely monitor claim volumes to evaluate whether there is a delay in reporting or filing for benefits as a result of the COVID-19 pandemic.

As discussed above, we are subject to regulatory capital requirements that could affect the Company’s ability to access capital from our insurance operations or cause the Company to have to put additional cash in our wholly-owned subsidiaries.

Our domestic companies are subject to minimum capital requirements set by the NAIC in the form of risk-based capital ("RBC").  RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves.  Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a parental guarantee between Citizens and CICA, Citizens' wholly-owned subsidiary domiciled in Colorado, to maintain a RBC level above 350%. At September 30, 2021, our domestic insurance subsidiaries were above the required minimum RBC levels.

CICA Ltd. is a Bermuda domiciled company. The BMA requires Bermuda insurers to maintain available statutory economic capital and surplus at a level equal to or in excess of the BMA's Enhanced Capital Requirement, which requires a certain Target Capital Level ("TCL"). As of September 30, 2021, CICA Ltd. was above the TCL threshold. At the request of the BMA, on April 15, 2021, Citizens and CICA Ltd. entered into a Keep Well Agreement. The Keep Well Agreement requires Citizens to contribute up to $10 million in capital to CICA Ltd. as necessary to ensure that CICA Ltd. has a minimum capital level of 120%. Since CICA Ltd.’s capital level currently exceeds 120%, Citizens is not currently required to make a capital contribution. Any capital injection that Citizens is required to make under the parental guarantee with CICA or under the Keep Well Agreement with CICA Ltd. could negatively impact the Company’s capital resources and liquidity.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2021, we have no additional contractual obligations or off-balance sheet arrangements other than those described in Part I. Item 1, Note 7. Commitments and Contingencies in the notes to our consolidated

September 30, 2021 | 10-Q 51

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

MARKET RISK RELATED TO INTEREST RATES

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 89.7% of our investment portfolio based on carrying value as of September 30, 2021.  These investments are mainly exposed to changes in U.S. Treasury rates. Changes in interest rates typically have a sizable effect on the fair values of our fixed maturity securities.  The interest rate of the ten-year U.S. Treasury bond increased to 1.52% at September 30, 2021 from 0.93% at December 31, 2020.  Net unrealized gains on fixed maturity securities totaled $132.4 million at September 30, 2021, compared to $167.9 million at December 31, 2020, based upon bond interest rates in relation to the U.S. ten-year Treasury yield.

To manage interest risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our AFS fixed maturity securities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our fixed maturity securities as of September 30, 2021 were within the expected range of this analysis.

There are no fixed maturity securities or other investments classified as trading instruments.  All of the Company's fixed maturity securities were classified as AFS at September 30, 2021.  At September 30, 2021 and December 31, 2020, we had no investments in derivative instruments or subprime loans.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2021.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this quarterly report.

September 30, 2021 | 10-Q 52

CITIZENS, INC.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended September 30, 2021, there were no changes in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

September 30, 2021 | 10-Q 53

CITIZENS, INC.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Part I, Item 3, Legal Proceedings of our Form 10-K includes a discussion of our legal proceedings. There have been no material developments in the three and nine months ended September 30, 2021 from the legal proceedings described in our Form 10-K except as follows:

On September 14, 2021, the Company won a victory in its trade secret theft suit against Randall Riley, Alexis Delgado and certain of his co-agents, and First Trinity Financial Corporation (“First Trinity”) when the Travis County District Court (the “Court”) denied Defendants’ traditional and no evidence Motion for Partial Summary Judgment (“Defendants’ Motion”) in its entirety. Defendants Motion claimed that the Company should not be able to proceed with our claims against Defendants for unfair competition, tortious interference with contract, conspiracy and unjust enrichment, because they “have no evidence to support these theories.”

With respect to these claims, our lawsuit claims that:

•Riley and First Trinity tortiously interfered with Citizens’ contracts with its agents and that they “willfully and intentionally” induced the agents to breach those contracts by disclosing Citizens’ confidential information;
•Defendants wrongfully secured benefits from Citizens and thus Citizens is entitled to those benefits (unjust enrichment);
•Defendants stole Citizens’ information in order to unfairly compete with us; and
•Defendants conspired to achieve the theft of Citizens’ trade secrets.

By denying Defendants’ Motion in its entirety, we can proceed to trial with all of the claims described above.

Further, on September 28, 2021, the Court ruled in our favor on motions for summary judgment filed by five of the defendants. Specifically, the court:

•Denied the requests of Alexis Enrique Delgado, Enrique Pinzon Ruiz, and Esperanza Peralta de Delgado to be dismissed from the lawsuit. These individuals were independent consultants who were terminated by the Company for cause due to the facts alleged in this lawsuit.
•Denied Michael Buchweitz’s request that the claim against him for breach of his confidentiality agreement be dismissed. Mr. Buchweitz is a former underwriter for Citizens.
•Denied Jonathan Pollio’s request that the claim against him for breach of his confidentiality agreement be dismissed. Mr. Pollio is a former actuary for Citizens.

We have alleged that the above defendants conspired with Randall Riley and First Trinity to steal our trade secrets and unfairly compete with us, including by using a confusingly similar name and logo. The court denied the motions of Delgado, Ruiz, Delgado, Buchweitz and Pollio in their entireties, allowing us to proceed with all of the claims against each of them.

While the court allowed the CEO and CFO of First Trinity to be dismissed individually from the lawsuit, the ruling does not affect Citizens’ claims against First Trinity described above.

Trial in the lawsuit is set for February 2022.

September 30, 2021 | 10-Q 54

CITIZENS, INC.

Item 1A. RISK FACTORS

Part I, Item 1A, Risk Factors of our Form 10-K includes a discussion of our risk factors. There have been no material changes in the three and nine months ended September 30, 2021 from the risk factors included in our Form 10-K other than those noted below.

Climate Change and Impact on Natural Catastrophes

SPFIC sells property insurance policies in Louisiana and is licensed to sell in Arkansas. The vast majority of SPFIC’s claims have arisen out of natural catastrophes such as Hurricane Laura and most recently, Hurricane Ida, a category 4 hurricane that hit the coast of Louisiana in August 2021. Climate change, including rising temperatures and changes in weather patterns could impact storm frequency and severity in our coverage areas, which could materially impact Citizens' financial performance as the volume and severity of claims also continues to rise. Furthermore, since we obtain catastrophic storm reinsurance, storm frequency could cause us to have to obtain additional reinsurance, which negatively impacts our premium revenue. Since we operate in a highly regulated and competitive environment, we may not be able to raise our rates sufficiently to recoup our losses. Additionally, the volume and severity of storms increases the risks of writing property insurance in coastal areas, which could cause us to change our business model, negatively impacting our revenue and earnings.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

On November 3, 2021, Citizens, Inc. entered into an Executive Change in Leadership Agreement (the “Agreement”) with its Chief Financial Officer, Jeffery P. Conklin, and each of the following executive officers: Sheryl Kinlaw, Robert M. Mauldin III and Harvey J. L. Waite (each, an “Executive” and collectively, the “Executives”). The Compensation Committee of the Board of Directors of the Company determined that the Agreement would, among other things, help retain key leadership as the Company continues its search for and ultimately transitions to a new chief executive officer. Capitalized terms used in this Part II, Item 5 but not defined herein shall have the meaning ascribed to them in the Agreement.

The Agreement provides that if within a year of the date of the Agreement: (i) either (a) Gerald W. Shields, the interim President and Chief Executive Officer, is replaced by a new chief executive officer (a “Change in Leadership”), or (b) there is a Change of Control, and (ii) the Executive is terminated without Cause or the Executive terminates employment with the Company for Good Reason within one year of the Change in Leadership or Change of Control, as applicable, the Executive shall be entitled to a termination payment as follows:

1.reimbursement of six (6) months of COBRA continuation payments under the Company’s group health plan at cost of normal employee rate provided that Executive elects COBRA continuation coverage; and
2.six (6) months of Executive’s then-base monthly compensation; and
3.payment of a bonus to Executive equal to Executive’s target bonus for the year in which Executive is terminated, multiplied by a fraction, the numerator of which is the number of days in the year

September 30, 2021 | 10-Q 55

CITIZENS, INC.

Executive has been employed by the Company and the denominator of which is 365, plus, if executive is terminated before a bonus is paid for a prior fiscal year (e.g., terminated in January of a calendar year), Executive shall receive 100% of Executive’s target bonus for such other prior year if such bonus has not already been paid to Executive as of the date of termination; and
4.the immediate vesting of any outstanding stock grants from the Company to the Executive.

The Termination Payment shall be made to the Executive in a lump sum within 30 days of termination of employment provided Executive signs a release of claims in a form acceptable to the Company on the last day of Executive’s employment with the Company.

The above summary of the Agreement is qualified by reference in its entity to the Agreement, which is attached hereto as Exhibit 10.2, and incorporated herein by reference.

Item 6. EXHIBITS

Exhibit Number	The following exhibits are filed herewith:

3.1
Restated and Amended Articles of Incorporation dated March 4, 2004 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 15, 2004)

3.2	Amended and Restated Bylaws dated February 6, 2021 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on February 9, 2021)
10.1*†	Amendment to Gerald Shields consulting agreement*†
10.2*†	Form of Executive Change in Leadership Agreement entered into by and between the Company and each of the following: Jeffery P. Conklin, Sheryl Kinlaw, Robert M. Mauldin III and Harvey J. L. Waite*†
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q*
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set*
* Filed herewith.
† Indicates management contract or compensatory plan or arrangement.

September 30, 2021 | 10-Q 56

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Gerald W. Shields
Gerald W. Shields
Interim Chief Executive Officer & President

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin
Vice President, Chief Financial Officer & Treasurer

Date:	November 4, 2021

September 30, 2021 | 10-Q 57