Form 10-K
period 2021-12-31
CITIZENS, INC.
filed 2022-03-11
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

As of June 30, 2021, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $294,118,656.
Number of shares of common stock outstanding as of March 04, 2022.
Class A: 49,028,634
Class B: —

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report incorporates by reference certain portions of the definitive proxy materials to be delivered to stockholders in connection with the 2022 Annual Meeting of Shareholders (the "2022 Proxy Statement"). The 2022 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CITIZENS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements include, but are not limited to, statements regarding:
•the Company being positioned to offer stability to our management team, employees and independent sales force in order to move forward with our business and strategic initiatives;
•cross-selling opportunities leading to revenue growth;
•efforts to develop and enhance our products, incentivize our sales force and make process and technology improvements to put the Company on a stronger financial footing and drive sustainable growth;
•competitive advantages over competitors;
•continued premium growth in the Home Service Insurance segment via new products and increased focus on direct sales through our independent agents;
•the attractiveness and competitiveness of our standard commission structure;
•the long-term value of providing agent campaigns and promotions with additional incentives;
•the impact of our retention efforts on the decline in renewal premiums;
•the increasing need for age-related products and increasing demand for living benefit products rather than death benefit products; and
•the impact of the COVID-19 pandemic on our first year premium revenue.

Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” Currently, some of the most significant factors that could cause our actual results to differ significantly from our forward-looking statements include risks related to the ongoing COVID-19 pandemic, such as:
•a higher level of claims due to COVID-19 deaths;
•decreased premium revenue due to disruption to our workforce or distribution channel resulting from required isolation, travel limitations and business restrictions;
•higher surrenders and lapses due to cash needs our policyholders may have due to concerns over COVID-19 economic impacts, particularly in our international business; and
•volatility in our investment portfolio due to market disruptions caused by COVID-19 related concerns such as inflation.

The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. You should be aware that factors not referred to above could affect the accuracy of our forward-looking statements and use caution and common sense when considering our forward-looking statements.

The U.S. Securities and Exchange Commission ("SEC") maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. We also make available, free of charge, through our Internet website (http://www.citizensinc.com), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 Reports filed by officers and directors, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934,

December 31, 2021 | 10-K 1

CITIZENS, INC.

as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC.  We are not including any of the information contained on our website as part of, or incorporating it by reference into, this Form 10-K.

December 31, 2021 | 10-K 2

CITIZENS, INC.

PART I

Item 1.   BUSINESS

OVERVIEW

Citizens, Inc. ("Citizens" or the "Company") is an insurance holding company incorporated in Colorado serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our insurance subsidiaries, we provide insurance benefits to residents in 31 U.S. states and more than 70 different countries. We pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  We had approximately $1.9 billion of assets at December 31, 2021 and approximately $4.2 billion of insurance in force.  We operate in two business segments:

•Life Insurance segment - U.S. dollar-denominated ordinary whole life insurance and endowment policies predominantly sold to non-U.S. residents, located principally in Latin America and the Pacific Rim through independent marketing consultants and whole life insurance sold domestically through independent agents; and
•Home Service Insurance segment - final expense life insurance and property insurance policies marketed to middle- and lower-income households, as well as whole life products with higher allowable face values, in Louisiana, Mississippi and Arkansas, and sold through independent agents and through funeral homes.

As an insurance provider, we collect premiums on an ongoing basis from our policyholders and invest the majority of the premiums to pay future benefits, including claims, surrenders and policyholder dividends. Accordingly, the Company derives its revenues principally from: (1) premiums earned for insurance coverage provided to our policyholders; and (2) net investment income. In addition to paying and reserving for insurance benefits that we pay to our policyholders, our expenses consist primarily of the costs of selling our insurance products (e.g., commissions, underwriting, marketing expenses), operating expenses and income taxes.

Because collection of premiums is the primary source of our revenues, our overall financial performance depends primarily upon the pricing of our insurance products and the accuracy of our pricing assumptions. The Company seeks to price our insurance policies such that insurance premiums and future net investment income earned on premiums received will cover the ultimate cost of paying claims on our policies, our expenses and will also yield a profit margin. Pricing adequacy depends on a number of factors, including proper evaluation of underwriting risks, the ability to project future losses based on historical loss experience adjusted for known trends, the Company’s response to competitors, the ability to obtain regulatory approval for rate changes, expectations about regulatory and legal developments and expense levels.

In order to manage the risks related to pricing, we employ medical underwriting procedures to assess and quantify risks before we issue policies. Insurance applications are reviewed to make two determinations: first, eligibility based on established underwriting guidelines and second, the applicable premium. We periodically review our underwriting requirements and may make changes as needed.

We also seek to manage pricing risk through:

•favorable risk selection and diversification;
•management of claims;
•use of reinsurance;
•careful monitoring of our mortality and morbidity experience; and
•management of our expense ratio.

In addition to insurance premiums, the investment return, or yield, on invested assets is an important element of the Company’s earnings since insurance products are priced with the assumption that premiums received can be invested for a period of time before benefits are paid. Pursuant to regulatory guidelines, most of the Company’s invested assets are held in available-for-sale ("AFS") fixed maturity securities, primarily in asset classes of corporate bonds, municipal bonds, and government obligation bonds. The interest rate environment has a

December 31, 2021 | 10-K 3

CITIZENS, INC.

significant impact on the determination of insurance contract liabilities, our investment rates and yields, and our asset/liability management. The profitability of our "spread-based" product features depends largely on the Company’s ability to earn higher returns on invested assets than the interest we credit to policyholders.

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

IN 2021, WE BECAME A NON-CONTROLLED COMPANY

Throughout most of our history, the Company was led and controlled by our founder Harold E. Riley and his family members. Mr. Riley passed away in 2017 and in 2020, a change-in-control of our Company occurred when the shares held by the Harold E. Riley Trust were transferred to the Harold E. Riley Foundation (the “Foundation”). As a result of this change-in-control:

•On August 5, 2020, Geoffrey Kolander, our Chief Executive Officer and President resigned and Gerald W. Shields, the Vice Chairman of the Board of Directors of the Company, was appointed Interim Chief Executive Officer and President; and
•In February 2021, the Company entered into an agreement with the Foundation to purchase all of the outstanding shares of Class B common stock for a purchase price of $9.1 million (the “B Share Transaction”).

In April 2021, the Company and the Foundation obtained all regulatory approval required to consummate the B Share Transaction. In accordance with Colorado law, the shares of Class B common stock are now classified as authorized, but unissued shares and the Company's Board of Directors (the "Board") has resolved not to vote the shares of Class B common stock as long as they are so classified. Accordingly, since April 2021:

•the Company has only one class of stock outstanding: the Class A common stock, which is registered under the Securities Exchange Act of 1934, as amended, and listed on the New York Stock Exchange (“NYSE”); and
•the Class B Shares do not have any voting rights; and
•the holders of the Class A shares are entitled to elect all of the directors at the Company’s annual meetings; and
•for the first time in over 30 years, we are no longer a “controlled” company as defined under the NYSE rules.

After the consummation of the B Share Transaction, Mr. Shields, then acting as our Interim Chief Executive Officer, began working with the Board and management to create and implement a new strategy for the Company in order to set a course for long-term profitable growth. In December 2021, the Board announced that effective January 1, 2022, Mr. Shields would become the permanent CEO and President.

After the B Share Transaction and the appointment of Mr. Shields as our permanent Chief Executive Officer, the Company believes that it is positioned to offer stability to our management team, employees and independent sales force in order to move forward with our business and strategic initiatives, as described below.

STRATEGIC INITIATIVES

As mentioned above, in 2021, the Company became a non-controlled company for the first time in over 30 years. This change allowed the Board and management to reset and clearly define our priorities to set a course for long-term profitable growth. Our growth strategy consists of focusing on sales growth, improved policy retention, roadmap execution, and financial and expense discipline.

We believe that our roadmap execution is key to achieving sales growth, as it helps us improve sales and service across our three markets (international life, domestic life and home services) by focusing on three specific sales

December 31, 2021 | 10-K 4

CITIZENS, INC.

levers in each market- products, promotions and processes. Specifically, we implemented a five-quarter roadmap that lays out the following:

•Products. We are focusing on our customer needs by offering new products tailored to our specific markets and enhancing existing products. New products also help our sales force, as they can sell additional products to existing customers and offer a broader portfolio of products to entice prospective customers.
•Promotions. We are focused on implementing sales promotions and campaigns in order to align our sales consultant compensation opportunities with our premium revenue goals, and our growth and retention initiatives.
•Processes. We are implementing process improvements and new technologies in order to get products to our customers faster and improve services for both our policyholders and our agents, as well as helping our employees work more effectively and efficiently.

Status of New and Enhanced Products; Trends in Market Demand

As mentioned above, offering new and enhanced products are key to achieving our strategic goals. In 2021 we:

Introduced New Products in our Home Service Insurance Segment. Over the past 18 months, our Home Service Insurance business has been a focus of transformation to drive sales growth for the Company. Prior to mid-2020, the focus of this segment was collections, i.e. renewal premiums and our sales force had sold the same life insurance product for over 30 years. In 2021, we introduced a higher face value whole life product in this segment, allowing us to expand our target customer. In December 2021, we launched a critical illness product that offers a true living benefit to policyholders by paying a lump sum amount in the event of a covered critical illness to use at the policyholder's discretion. As we continue to expand our product offerings in this market, we believe that cross-selling opportunities (i.e., selling new products to existing customers and offering more than one product to a new customer) will lead to revenue growth.

Reevaluated expansion of Life Insurance Segment into Hispanic US Market. As we previously disclosed, in 2021 we undertook an initiative to expand our Life Insurance segment to the Hispanic market in the U.S. by bringing our infrastructure to complete insurance transactions end-to-end in Spanish to the Florida market. We launched three products in this market in 2021. While we still believe that there is a need for this type of product and service in the U.S., our efforts to recruit agents to sell our products have been slower than we expected and we are re-evaluating our sales distribution approach, initiatives and domestic life insurance offerings in the Florida market in 2022.

Retention

As policy surrenders have increased in our business over the last several years, in 2021, we formed a retention steering team in an effort to curb policy surrenders. This team focused on cultivating and executing on ideas that would increase each of our segments' overall retention, while being beneficial to our policyholders. Both our Life Insurance segment and our Home Service Insurance segment improved policy retention in 2021 due to these efforts.

As we seek to optimize value for the Company's shareholders, customers and distributors, we believe our efforts to develop and enhance our products, incentivize our sales force and make process and technology improvements will continue to put the Company on a stronger financial footing and drive sustainable growth.

December 31, 2021 | 10-K 5

CITIZENS, INC.

LIFE INSURANCE

Our Life Insurance segment primarily operates through CICA Life Ltd. ("CICA International"), a Bermuda company.

INTERNATIONAL LIFE INSURANCE

Sales

We focus our international sales to residents in Latin America and the Pacific Rim. As of December 31, 2021, we had insurance policies in force in more than 70 foreign countries and receive the majority of our premiums from Colombia, Venezuela, Taiwan, Ecuador and Argentina. International direct premiums comprised approximately 96% of total direct premiums in the Life Insurance segment and 68% of our total direct premiums in 2021.

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

Our international sales force consists of independent marketing agencies and consultants who specialize in marketing life insurance products and generally have several years of insurance marketing experience. We enter into sales and service contracts with the independent marketing agencies pursuant to which they recruit, train and supervise their managers and associates in the sales and service of our products. These agencies receive commissions for products they sell, as well as commission overrides on the business that their agents produce and, in return for the override, they guarantee any debt their agents owe to us. Their sales agents also contract directly with us as independent consultants and receive commission compensation directly from us. This allows us to develop a relationship with their associates so if an agency contract is terminated for any reason, we may seek to continue the existing independent consultant marketing arrangements with the associates of such agency. Our agreements typically provide that the agencies and their agents are independent consultants responsible for their own operational expenses and are the representative of the prospective insured. Our contracts require the independent marketing agencies and consultants to understand and comply with all laws applicable to sales of our products in their country.

Products

CICA International issues ordinary whole life insurance and endowment products in U.S. dollar-denominated amounts to non-U.S. residents.  The whole life insurance products are designed to provide a fixed amount of insurance coverage over the life of the insured and can include rider benefits to provide additional coverage and annuity benefits to enhance accumulations.  Our endowment contracts are principally accumulation contracts that incorporate an element of life insurance protection. These products have premium rates that are competitive with most foreign local companies and have been structured to provide the policyowners with:

•U.S. dollar-denominated cash values that accumulate, beginning in the first policy year, throughout a policyholder’s lifetime;
•protection against devaluation of the policyowners' local currency;
•capital investment in a more secure economic environment (i.e., the U.S.); and
•lifetime income guarantees for an insured or for surviving beneficiaries.

Our international products have both living and death benefit features. Most policies contain guaranteed cash values and are participating (i.e., provide for cash dividends as apportioned by CICA International's board of directors).  Once a policyowner pays the annual premium and the policy is issued, the owner becomes entitled to policy cash dividends and may elect to receive annual premium benefits.  The policyowner has several options with regards to the policy dividends and annual premium benefits, which include, among other things, electing to receive cash, crediting such amounts towards the payment of premiums on the policy, leaving such amounts on deposit with the Company to accumulate at a defined interest rate or assigning them to a third-party. Under the "assigned to a

December 31, 2021 | 10-K 6

CITIZENS, INC.

third-party" provision, the Company has historically allowed policyowners, after receiving a copy of the Citizens, Inc. Stock Investment Plan (the "CISIP") prospectus and acknowledging their understanding of the risks of investing in Citizens Class A common stock, the right to assign policy values outside of the policy to the CISIP, which is administered in the United States by Computershare Trust Company, N.A., our plan administrator and an affiliate of Computershare, Inc., our transfer agent. The CISIP is a direct stock purchase plan available to policyowners, shareholders, our employees and directors, independent consultants, and other potential investors through the Computershare website. The Company has registered the shares of Class A common stock issuable to participants under the CISIP on a registration statement under the Securities Act of 1933, as amended (the "Securities Act") that is on file with the SEC. Computershare administers the CISIP in accordance with the terms and conditions of the CISIP, which is available on the Computershare website and as part of the Company’s registration statement on file with the SEC.

Competition

The life insurance business is highly competitive.  Internationally, we compete with a number of life insurance companies, as well as with financial institutions that offer insurance products.

We face competition from other insurance companies that operate in the same markets and manner as we do. Additionally, some of our competitors are local companies formed and operated in the country in which an insured resides, and others are companies foreign to the countries in which their products are sold, but issue insurance policies denominated in the local currency of those countries or issue products approved by regulators of those countries.  Some of these companies may have a competitive advantage over us due to their greater financial resources, histories of successful operations and brand recognition, local licensing, partnering with local insurance companies and larger marketing forces.

We believe that we have a competitive advantage over some of our competitors because premiums on our international policies are paid in U.S. dollars, cash value is accumulated in U.S. dollars, and we pay claims and benefits in U.S. dollars. We believe this provides security and stability to our insureds, who are generally individuals in the middle to upper-middle class in their respective countries with significant net worth and earnings.  Therefore, our products protect them from the inflationary risks and economic crises that have been common in many of our top-producing foreign countries.

DOMESTIC LIFE INSURANCE

We operate our domestic life insurance business through CICA Life Insurance Company of America ("CICA") and Citizens National Life Insurance Company ("CNLIC"). In 2021, domestic direct life insurance premiums comprised approximately 4% of total direct premiums in the Life Insurance segment and 3% of our consolidated total direct premiums. The majority of our domestic in force business results from renewal premiums from blocks of business of insurance companies we have acquired over the years.  CICA and CNLIC issued domestic ordinary whole life and endowment life insurance products prior to 2017, and except for our new domestic initiative described below, continues to sell primarily credit life and accident and health products in Texas.

In 2021, we undertook an initiative to re-start domestic sales in Florida. We believe that our experience in developing and selling products in Latin America will help us expand into the large Hispanic market in the U.S. However, our efforts to recruit agents to sell our product have been slower than we expected and we are re-evaluating our sales distribution approach, initiatives and domestic offerings in the Florida market in 2022.

HOME SERVICE INSURANCE

We operate our domestic Home Service Insurance segment only in the U.S. through our subsidiaries Security Plan Life Insurance Company ("SPLIC"), Magnolia Guaranty Life Insurance Company ("MGLIC") and Security Plan Fire Insurance Company ("SPFIC"). SPLIC and MGLIC focus on final expense life insurance needs of middle- and lower-income markets, primarily in Louisiana, Mississippi and Arkansas. Prior to 2021, all of our Home Service Insurance products issued by SPLIC were sold primarily through employee agents who worked on a debit route system. Starting in late 2020 and continuing throughout 2021, we have been transforming this segment by converting a large portion of our sales force to independent agents, reducing layers of management and introducing

December 31, 2021 | 10-K 7

CITIZENS, INC.

new products for the first time in almost 35 years. This transformation led to increased sales and decreased operational expenses in 2021.

Policies issued by MGLIC are primarily burial policies which are sold and serviced through funeral homes, who are also typically the beneficiaries of the policies.

SPFIC is a limited liability casualty company that sells small face value property insurance policies covering dwelling and contents, primarily in Louisiana. In 2021, we expanded our product offering to Arkansas in part to mitigate the risk of hurricane-related claims that have impacted our business over the last two years.

In 2021, our Home Service Insurance segment comprised 29% of our total consolidated direct premiums.

Products and Competition

Our Home Service Insurance products consist primarily of small face amount ordinary whole life and pre-need policies, which are designed to fund final expenses for the insured (e.g. funeral and burial costs).  The average life insurance policy face amount issued in 2021 was approximately $7,900 per policy. Due to the lower risk associated with small face amount polices, the underwriting performed on these applications is limited. As part of the Home Services Insurance segment transformation mentioned above, in 2021 we introduced a new product, Security Plan Plus, which has a higher allowed face amount. In December 2021, we also introduced a critical illness product, which pays the insured a lump sum following the diagnosis of an illness covered under the plan.  To a much lesser extent, our Home Service Insurance segment sells property insurance policies covering dwellings and content. We provide $30,000 maximum coverage on any one dwelling and contents, while content-only coverage and dwelling-only coverage are both limited to $20,000.

We face competition in Louisiana, Mississippi and Arkansas from other companies specializing in final expense insurance as well as from other property & casualty insurance companies.  We seek to compete based upon our emphasis on personal service to our customers.  We intend to continue premium growth within this segment via our new products and increased focus on direct sales through our independent agents.

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

For the majority of our life insurance business, we retain the first $100,000 of risk on any one life and reinsure the remainder of the risk. Therefore, under the terms of the reinsurance agreements, the reinsurers agree to reimburse us for the ceded amount (i.e., the death benefit amount less our retained risk) in the event a claim is paid. Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible.

For SPFIC, we obtain catastrophic reinsurance in order to minimize the risks related to payments we owe our insureds due to catastrophic events, such as hurricanes. Upon the occurrence of a catastrophic event, we retain (i.e., pay) the first $500,000 in claims, and then the reinsurer pays the next $10.5 million in claims. Upon the occurrence of a catastrophic event, in order to continue receiving reinsurance, we also have to pay reinstatement premiums in order to be covered for another catastrophic event in the same calendar year.

Our amounts recoverable from reinsurers represent receivables from and/or reserves ceded to reinsurers. The amounts recoverable from reinsurers were $5.5 million as of December 31, 2021.

We focus on obtaining reinsurance from a diverse group of well-established reinsurers. We have restructured our reinsurance relationships as of January 1, 2021 and reinsure our international business with three different

December 31, 2021 | 10-K 8

CITIZENS, INC.

reinsurers and our domestic business with two reinsurers. We regularly evaluate the financial condition of our reinsurers and monitor concentration risk with our reinsurers.

OTHER NON-INSURANCE ENTERPRISES

Other Non-Insurance Enterprises includes the results of our parent company, Citizens, Inc. and our non-insurance subsidiary, Computing Technology, Inc., which entities primarily provide the Company's information technology and corporate-support functions to the insurance operations.

OPERATIONS AND TECHNOLOGY

Most of our operations are based at our corporate headquarters in Austin, Texas. We also conduct operations for our Home Service Insurance segment from our district offices in Louisiana, Arkansas and Mississippi, as well as our service center in Donaldsonville, Louisiana. At our Bermuda office, we perform underwriting, policy issuance, claims processing, accounting and reporting related to CICA International's policies.

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

REGULATION

The insurance industry is heavily regulated and both Citizens and our insurance subsidiaries are subject to regulation and supervision by the U.S. states in which they do business, by U.S. federal laws, and for CICA International, by Bermuda.

INTERNATIONAL REGULATION

Bermuda

CICA International, our Bermuda domiciled subsidiary, is subject to regulation and supervision by the Bermuda Monetary Authority (the "BMA") and compliance with all applicable Bermuda laws and insurance statutes and regulations, including but not limited to Bermuda’s Insurance Act of 1978 (the "Insurance Act").

CICA International, which is incorporated to conduct long-term business, is registered as a Class E insurer, which is the license class for long-term insurers and reinsurers with total assets of more than $500 million that are not registrable as a single-parent or multi-owner long-term captive insurer or reinsurer. CICA International is not licensed to conduct any business other than life insurance business. The Insurance Act regulates the insurance business of CICA International and provides that no person may conduct any insurance business in or within Bermuda unless registered as an insurer under the Insurance Act by the BMA.

The Insurance Act imposes solvency and liquidity standards as well as auditing and reporting requirements and confers on the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Certain requirements of the Insurance Act include: the filing of annual statutory financial returns; the filing of annual U.S. GAAP financial statements; the filing of an annual capital and solvency return; the delivery of a declaration of compliance; compliance with minimum enhanced capital requirements; compliance with the BMA’s Insurance Code of Conduct; compliance with minimum solvency margins; limitations on dividends and distributions that CICA International may make to Citizens, its parent company; preparation of an annual Financial Condition Report providing details of measures governing the business operations, corporate governance framework, solvency and financial performance; preparation of an assessment of an insurer's own risk and solvency requirements, referred to as a Commercial Insurer’s Solvency Self-Assessment; the establishment and maintenance of a head and principal office in Bermuda; appointment of an independent auditor; and appointment of an actuary approved by the BMA.

The BMA measures an insurer’s risk and determines appropriate levels of capitalization by using a risk-based capital model called the Bermuda Solvency Capital Requirement (“BSCR”), which CICA International uses to

December 31, 2021 | 10-K 9

CITIZENS, INC.

calculate its solvency requirements. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to their capital.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation or excess risk, the BMA requires Bermuda insurers to maintain available statutory capital and surplus at a level equal to or in excess of the enhanced capital requirement, which requires a threshold capital level (termed the Target Capital Level ("TCL")), of 120% of a company’s enhanced capital requirement. The TCL serves as an early warning tool for the BMA. In addition to being required to meet the TCL, at the request of the BMA, on April 15, 2021, Citizens and CICA International entered into a “Keep Well Agreement.” The Keep Well Agreement requires Citizens to contribute up to $10 million in capital to CICA International as necessary to ensure that it has a minimum capital level of 120%.

Bermuda law distinguishes between those companies that are at least 60% owned and controlled by Bermudians, which are "local companies", and those which are owned and controlled by non-Bermudians, which are "exempted companies". Exempted companies may be resident in Bermuda and conduct business from Bermuda in connection with transactions and activities which are external to Bermuda or with other exempted companies, and exempted companies must obtain a license to conduct business activities within Bermuda from the Minister of Finance of Bermuda. Generally, it is not permitted without a special license granted by the Minister of Finance of Bermuda to ensure Bermuda domestic risks or risks of persons of, in or based in Bermuda and we do not offer insurance products to residents of Bermuda.

In December 2018, the Economic Substance Act (the "ES Act") came into force. The ES Act, as amended, and the regulations promulgated thereunder (collectively, "ES Law"), apply to any "relevant entity" that conducts any "relevant activity" in a "relevant financial period". Under the ES Law, insurance and holding entities are each defined as a "relevant activity" and thus the ES Act applies to CICA International. Under the provisions of the ES Law, a relevant entity that conducts a relevant activity must satisfy the economic substance requirements under the ES Law (the "ES Requirements") in relation to the relevant activity and where a relevant entity is conducting more than one relevant activity, it must meet the ES Requirements with respect to each relevant activity that it conducts. A relevant entity complies with the ES Requirements if: (a) the relevant entity is managed and directed from Bermuda; (b) the core income-generating activities are undertaken in Bermuda with respect to each relevant activity; (c) the relevant entity maintains an adequate physical presence in Bermuda; (d) there are adequate full-time employees in Bermuda with suitable qualifications; and (e) there is adequate operating expenditure incurred in Bermuda in relation to each relevant activity.

CICA International is required to demonstrate compliance with the ES Requirements by filing an annual economic substance declaration with the Registrar of Companies in Bermuda no later than six months after the last day of the relevant financial period. Companies that conduct insurance as a relevant activity are deemed to comply with the ES Requirements, with respect to their insurance business, if they comply with the existing regulatory requirements under the Insurance Act and the corporate governance provisions of the Companies Act 1981. CICA International is in compliance with these requirements as of December 31, 2021.

Other International Regulation

Generally, all foreign countries in which we offer insurance products require a license or other authority to conduct insurance business in that country. Some of these countries also require that local regulatory authorities approve the terms of any insurance product sold to residents of that country. Other than Bermuda, we have never qualified to do business in any foreign country or jurisdiction and have never submitted our insurance policies for approval by any foreign or domestic insurance regulatory agency. As described above, we sell our policies to residents of foreign countries through independent marketing agencies and independent consultants located in those countries, and we rely on our independent consultants to comply with laws applicable to them in marketing our insurance products in their respective countries.

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

December 31, 2021 | 10-K 10

CITIZENS, INC.

U.S. REGULATION

Our domestic insurance subsidiaries are primarily regulated by the insurance departments of the state in which they are domiciled (Colorado, Louisiana, Texas and Mississippi). They are also regulated in each of the 31 states and the District of Columbia in which we conduct insurance business. In supervising and regulating insurance companies, state insurance departments generally aim to protect policyholders and the public rather than investors, and enjoy broad authority and discretion in applying applicable insurance laws and regulation for that purpose. The extent of this regulation varies, but most U.S. jurisdictions have laws and regulations based upon the National Association of Insurance Commissioners ("NAIC") model rules governing the financial condition of insurers, including standards of solvency, types and concentration of investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy, and the business conduct of insurers, including marketing and sales practices and claims handling.  In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and the approval of rates for certain types of insurance products.

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

Insurance regulatory authorities (including state law enforcement agencies and attorneys general) periodically make inquiries and regularly conduct examinations regarding compliance by us and our subsidiaries with insurance and other laws and regulations regarding the conduct of our insurance businesses.  It is our practice to fully and consistently cooperate with such inquiries and examinations and take corrective action when warranted.

Because Citizens is a holding company that directly and indirectly owns insurance operating subsidiaries, we are also subject to regulation in our four domiciliary states that require us to furnish the respective insurance regulators with financial and other information concerning the operations of, and the interrelationships and transactions among, the companies within our holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Generally, these laws and regulations require that all transactions within a holding company system between an insurer and its affiliates be fair and reasonable and that the insurer's statutory capital and surplus following any transaction with an affiliate be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  For certain types of agreements and transactions between an insurer and its affiliates, these laws and regulations require prior notification to, and non-disapproval or approval by, the insurance regulatory authority of the insurer's jurisdiction of domicile. These laws also require that a controlling party obtain the approval of the insurance commissioner of the insurance company's jurisdiction of domicile prior to acquiring or divesting control of the insurer.

The payment of dividends or other distributions to Citizens by our insurance subsidiaries is also regulated by the insurance laws and regulations of their respective state or jurisdiction of domicile.  The laws and regulations of some of these jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain regulatory approval before it may do so.  In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by our insurance subsidiaries to us (such as a payment under a tax sharing agreement or for employee or other services) if they determine such payment could be adverse to policyholders or insurance contract holders of the subsidiary.

In addition to state insurance-specific laws, U.S. laws, such as the USA Patriot Act of 2001, the Foreign Corrupt Practices Act, the Gramm-Leach-Bliley Act of 1999, the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Tax Cuts and Jobs Act, are examples of U.S. laws that affect our business.  We are subject to comprehensive regulations under the USA Patriot Act and the U.S. Bank Secrecy Act with respect to money laundering, as well as federal regulations regarding privacy and confidentiality.  Our U.S.-based insurance products and thus our businesses also are affected by U.S. federal, state and local tax laws.

December 31, 2021 | 10-K 11

CITIZENS, INC.

HUMAN CAPITAL RESOURCES

Composition and Demographics

Our human capital is a critical component to our success. Our employees implement and drive our strategic initiatives and contribute to the success of our products (development, underwriting, pricing adequacy, customer service), promotions and processes. Our independent consultants and agents also drive our key goals, as they sell our insurance products and provide local services to our global base of policyholders. We also believe that we derive a great deal of strength from our diverse workforce. Fostering an equitable and inclusive workplace with diverse teams produces more creative solutions and results in more innovative products and services and is crucial to our efforts to attract, develop and retain key talent.

As of December 31, 2021, we had 215 employees. The pie charts below illustrate the gender, racial, ethnicity, and generational make-up of our total employee workforce as of such date.

December 31, 2021 | 10-K 12

CITIZENS, INC.

We determine race, ethnicity, gender, and generation based on our employees' self-identification or other information compiled to meet requirements of the U.S. government.

None of our employees are subject to a collective bargaining agreement.

We currently do not utilize captive employee agents to distribute our products and thus contract with almost 1,000 actively producing independent consultants internationally and over 500 independent agencies and agents domestically to sell and service our insurance products. Our independent agents generally reflect the demographics of the areas in which they sell their products, i.e., our agents in Latin America are almost all Hispanic or Latino and our agents in Taiwan are almost all Asian.

In order to continue to develop, sell and administer our products, it is crucial that we continue to attract and retain both experienced employees and independent agents.

Compensation and Benefits

Our compensation program is designed to attract and retain talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include base salary and annual performance-based bonus opportunities that include cash, and for our executive officers, long-term equity awards currently in the form of restricted stock units ("RSUs"). We believe that a compensation program with both short-term cash awards and long-term equity awards provides fair and competitive compensation and aligns employee and stockholder interests. In addition to cash and equity compensation, we also offer standard employee benefits such as life and health (medical, dental & vision) insurance, HSA contributions, paid parental leave, and a 401(k) plan.

Independent agents work for themselves and may sell insurance policies for a variety of insurers and make most of their money through sales commissions and bonuses. We attract and retain our independent agent sales force through the use of our commission structure and agent campaigns and promotions. We believe that our standard commission structure is attractive and competitive in the market. In our Life Insurance segment, we believe our campaigns and promotions provide an extra incentive to agents that not only promote first year premium growth, but also create improvements within policyholder retention. In our Home Service Insurance segment, we believe our agent campaigns and promotions are critical in attracting and retaining our independent agent sales force. This business contains a large block of existing in force policies. To ensure we maintain this book of business, the agent campaigns and promotions provide an extra incentive to not only grow the business but to collect on the existing policies. We believe that providing agent campaigns and promotions with additional incentives that provide long-term value creates an advantage for Citizens over our competition.

Wellness

We are committed to the health and safety of our work force and compliance with applicable regulatory and legal requirements. In response to the COVID-19 pandemic, in 2021 we implemented operating changes that we determined were in the best interest of the health of our employees, including offering a hybrid work environment where our employees can work part- or full-time from home, depending on their position and circumstances. We also have implemented training programs to assist our independent agents with online sales efforts in order to minimize face-to-face interactions with potential customers and our policyholders.

Item 1A.   RISK FACTORS

You should carefully consider the following discussion of risks. If any of these risks develop into actual events, our business, financial condition, results of operations or cash flows could be materially and adversely affected, and, as a result, the trading price of our Class A common stock could decline. These risk factors may also be important to understanding other statements in this Form 10-K. The following information should be read in conjunction with Part I. Item 3. Legal Proceedings, Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes in Part II. Item 8. Financial Statements and Supplementary Data of this report..

December 31, 2021 | 10-K 13

CITIZENS, INC.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

A SUBSTANTIAL PORTION OF OUR REVENUE IS GENERATED FROM INSURANCE PRODUCTS SOLD OUTSIDE OF THE UNITED STATES. WHILE OUR PRODUCTS ARE PRICED AND PAID FOR IN U.S. DOLLARS, OUR FOREIGN OPERATIONS MAY SUBJECT US TO SEVERAL RISKS.

Our sales to residents of foreign countries expose us to unknown risks related to foreign regulation, foreign currency and tax laws, and political instability. A significant loss of sales in these foreign markets would have a material adverse effect on our results of operations and financial condition.

International Regulatory Risks. A substantial majority of our direct insurance premiums, approximately 68% at December 31, 2021, are from policyholders in foreign countries, primarily those in Latin America and the Pacific Rim.  These policies are issued by our Bermuda subsidiary, CICA International, and are sold by independent consultants who are located in the foreign countries in which the policies are sold. Other than Bermuda, we have never registered to do business in these countries, and our products have not been approved by a governmental authority. While we have undertaken a comprehensive compliance review of risks associated with the potential application of foreign laws to our sales of insurance policies in foreign countries, the laws vary by country and there is a lack of uniform regulation and lack of clarity in certain regulations and thus we face various risks associated with the application of foreign laws to these sales.

Generally, all foreign countries in which we offer insurance products require either CICA International and/or our independent consultants to obtain a license or other authority to conduct insurance business in that country. Some of these countries also require that local regulatory authorities approve the terms of any insurance product sold to residents of that country. Other than Bermuda, where CICA International is domiciled, we have never sought to qualify to do business in any foreign country or jurisdiction and have never submitted the insurance policies that we issue to residents of foreign countries for approval by any insurance regulatory agency. Some foreign governments have determined under their existing laws that their residents may not purchase life insurance from us or sell life insurance on our behalf unless we become qualified to do business in that country or unless our policies receive prior approval from their insurance regulators. Others have a "consumption abroad" model where their residents may purchase unregistered products only if they are outside of their country when the purchase is made. There is a risk that foreign governments where we sell our products will become more aggressive in enforcing any perceived violations of their laws and seek to impose monetary fines, criminal penalties, and/or order us to cease our sales in that jurisdiction. There is no assurance that, if a foreign country were to require that we qualify to do business in that country or submit our policies for approval by that country’s regulatory authorities, we would be able to, or would conclude that it is financially reasonable to comply with those requirements.

We have sought to mitigate the risks described above by, among other things, not locating any of our offices or assets in these foreign countries or jurisdictions, selling policies only through independent consultants rather than our own employees, requiring that all applications for insurance be submitted to and accepted only in our offices in Bermuda, and requiring that policy premiums be paid to us only in U.S. dollars. We rely on our independent consultants to comply with laws applicable to them in marketing and servicing our insurance products in their respective countries. There is no assurance that these precautionary measures, practices and policies will partially or entirely mitigate the risks associated with the potential application of foreign laws to our sales of insurance policies in our foreign markets. From time to time, insurance regulators in the foreign countries in which we operate have sought to exercise regulatory authority over the Company, including through the imposition of fines and we have chosen not to do business in certain countries, such as Brazil, due to these actions. Although the Company believes that these foreign regulators do not have jurisdiction over the Company and that any actions, including fines, may be unenforceable against the Company, any regulatory action could otherwise absorb Company time and resources away from its business operations or the Company may choose to pay such fines in order to do business in a particular country. Alternatively, the Company may determine that the risks associated with a particular market and its regulatory environment outweigh the benefits of conducting further business in that market and discontinue doing business there.

Any actions by a foreign government to enforce these laws against us could cause disruption to the marketing and sale of our policies in that country or our withdrawal from doing business in that country, which could have a

December 31, 2021 | 10-K 14

CITIZENS, INC.

material adverse effect on our premium revenue, our costs and expenses and on our results of operations and financial condition.

International Currency and Tax Risks. Currency control laws or other currency exchange restrictions in foreign countries could materially adversely affect our revenues by limiting the ability of our policyholders in such countries to pay premiums in U.S. dollars or to receive U.S. dollar benefits. Additionally, difficulties in transferring funds from or converting currencies to U.S. dollars in certain countries could cause an increase in fees and costs associated with such payments or receipt of benefits and therefore make our products less attractive to such policyholders.

Bermuda participates in the Common Reporting Standard (CRS), which is an information standard for the automatic exchange of information regarding financial accounts on a global level, among tax authorities who participate in CRS. CICA International complies with CRS reporting requirements and therefore we send required account information to certain foreign tax regulators. Taxes imposed upon our policyholders by these foreign countries may cause our products to be less attractive than other products which may be more tax-advantaged. A significant loss of sales or surrenders due to tax reporting could materially impact our business.

International Political Risks. Many of the countries in which we operate have a history of political instability, including regime changes, political uprisings, and anti-democratic or anti-U.S. policies. The ability of people living in these countries to purchase and continue to make premium payments on our insurance policies and our ability to sell our policies in those countries through our independent consultants or otherwise may be adversely affected by political instability. Given the nature of our products, in an economic environment characterized by higher unemployment, lower personal income and reduced consumer spending, new product sales may be adversely affected. During such periods, we may also experience higher claims incidence, longer claims duration, increase in policy lapses and/or increase in surrenders, any of which could have a material adverse effect on our results of operations or financial condition. In addition, the imposition of U.S. sanctions against foreign countries where our policyholders reside could make it difficult for us to continue to issue new policies and receive premiums from policyholders in those countries.

We face significant competition in our international markets. If we are unable to compete effectively in these markets, our business, results of operations and profitability may be adversely affected.

Our international marketing plan focuses on offering U.S. dollar-denominated life insurance products to individuals residing in foreign countries and we depend on the ability of our independent consultants in foreign countries to effectively distribute our products. We experience considerable competition, primarily from the following sources, many of which have substantially greater financial, marketing and other resources than we have:

•Foreign companies with U.S. dollar-denominated policies. We face direct competition from companies that operate in the same manner as we do in our international markets, including from a company recently formed by some of our former employees and independent consultants who we have sued for, among other things, unfair competition (see, Part I. Item 3. Legal Proceedings);
•Foreign companies with locally operated subsidiaries that are registered in those countries and offer both local jurisdiction-regulated products in local currency and off-shore U.S. dollar-denominated policies. This arrangement creates competition in that the U.S. dollar-denominated policies are cross-sold with high-need local insurance policies such as health insurance; and
•Locally operated companies with local currency policies. We compete with companies formed and operated in the country in which our foreign insureds reside.

In addition, from time to time, companies enter and exit the markets in which we operate, thereby increasing competition at times when there are new entrants. We may lose business to competitors offering competitive products at lower prices, or for other reasons.

Since we rely on independent consultants for distribution of our products in foreign markets, regulation and licensing requirements imposed upon our Company may impact our ability to attract and retain effective sales representatives, who may choose to distribute products of our competitors.

There can be no assurance that we will be able to compete effectively in any of our markets. If we do not, our business, results of operations and financial condition will be materially adversely affected.

December 31, 2021 | 10-K 15

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

The Company’s financial condition, liquidity and results of operations largely depend on the Company’s ability to underwrite and set premiums accurately for the risks it faces. Premium rate adequacy is necessary to generate sufficient premiums to cover our cost of sales, costs of operations (including payment of policy benefits) and to earn a profit. In order to price products accurately, the Company must develop and apply appropriate morbidity and mortality estimates, closely monitor and timely recognize changes in trends, and project both severity and frequency of losses with reasonable accuracy to cover these risks. The Company must also review and properly underwrite applications for life insurance in order to charge a sufficient premium to its policyholders. The Company’s ability to undertake these efforts successfully is subject to a number of risks and uncertainties, including, without limitation:

•availability of sufficient reliable data;
•incorrect or incomplete analysis of available data;
•uncertainties inherent in estimates and assumptions;
•selection and application of appropriate rating formulae or other pricing methodologies;
•adoption of successful pricing strategies;
•prediction of policyholder life expectancy and retention;
•unforeseen events that may cause our estimates to be wrong (such as the COVID-19 pandemic);
•unanticipated legislation, regulatory action or court decisions; or
•unexpected changes in interest rates or inflation.

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

December 31, 2021 | 10-K 16

CITIZENS, INC.

Pricing accuracy depends upon our ability to project future losses based on historical loss experience, including policyholder retention. Unanticipated increases in early policyholder withdrawals or surrenders or elections by policyholders to receive lump sum payouts at maturity could negatively impact liquidity.

A primary liquidity concern is the risk of unanticipated or extraordinary early policyholder withdrawals or surrenders. Our insurance policies include provisions, such as surrender charges, that help limit and discourage early withdrawals. We also track and manage liabilities and align our investment portfolio in an effort to maintain sufficient liquidity to support anticipated withdrawal demands. However, early withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, including changes in economic conditions, changes in policyholder behavior or financial needs, changes in relationships with our independent consultants, efforts by foreign governments to tax policyholders or increases in surrenders among policies that have been in force for more than fifteen years and are no longer subject to surrender charges.

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

The Company’s failure to pay claims fairly, accurately, and in a timely manner, or to deploy claims resources appropriately, could result in unanticipated costs, lead to material litigation, undermine customer goodwill and the Company’s reputation in the marketplace, impair its brand image and, as a result, materially and adversely affect its competitiveness, financial results, prospects, and liquidity.

Higher than expected policyholder claims related to unforeseen events may negatively impact our sales, increase our benefits and expense costs and increase our reinsurance costs, thus negatively affecting our financial condition.

Our insurance operations are exposed to the risk of unforeseen events that could cause our pricing assumptions to be wrong. Two of these unforeseen events and the risks they pose to our business are described below:

December 31, 2021 | 10-K 17

CITIZENS, INC.

The COVID-19 pandemic is negatively impacting certain aspects of our business and, depending on severity and duration, could have a material adverse effect on our financial condition, results of operations and overall business operations.

The prolonged COVID-19 pandemic has caused significant disruption to the global economy and business operations and has resulted in unfavorable impacts to our Company as well as other companies the insurance industry. Due to the unprecedented nature of these events and the uncertainty surrounding the virus and its several variants and their impacts, we cannot fully estimate the duration or full impact of the COVID-19 pandemic on our business. However, we have identified several areas where the COVID-19 pandemic impacted our business during the years ended December 31, 2021 and 2020. Events that we are unable to control, such as the spread of new variants (e.g., Delta, Omicron), spikes in the number of cases of COVID-19, lower than expected vaccination rates in certain areas and the related responses by government authorities and businesses, may continue to present unforeseen risks to our business. We are closely monitoring developments related to the COVID-19 pandemic to assess its impacts on our business.

Some of the most significant risks related to the ongoing COVID-19 pandemic include the following:

•a higher level of claims due to COVID-19 deaths; and
•decreased premium revenue due to disruption to our workforce or distribution channel resulting from required isolation, travel limitations and business restrictions; and
•higher surrenders and lapses due to cash needs our policyholders may have due to concerns over COVID-19 economic impacts, particularly in our international business; and
•volatility in our investment portfolio due to market disruptions caused by COVID-19 related concerns such as inflation.

While we utilize an Enterprise Risk Management framework to manage potential crisis scenarios, we do not know the long-term impact that the COVID-19 pandemic may have on our business. Some potential future risks include (i) the adequacy of our pricing assumptions due to long-term effects of COVID-19, (ii) our ability to adequately underwrite risks related to COVID-19 survivors, and (iii) our ability to ensure the safety of our employees and potential lawsuits related to safety and/or workplace policies. Additionally, the COVID-19 pandemic has led to reliance on digital distribution and development of digital sales and service platforms in order to offset social distancing measures and thus our ability to develop and maintain these platforms and protect them from cyber risk is critical to our ongoing success.

While governmental and non-governmental organizations are continuing to engage in efforts to combat the spread and severity of the COVID-19 pandemic and related public health issues, these measures may not be effective. We cannot predict how legal and regulatory responses to concerns about the COVID-19 pandemic and related public health issues will impact our business. Such events or conditions could result in additional regulation or restrictions affecting the conduct of our business or results of operations in the future.

Climate Change and Impact on Natural Catastrophes

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, tsunamis and man-made catastrophes may produce significant damage or loss of life in larger areas, especially those that are heavily populated. SPFIC sells property insurance policies in Louisiana. The vast majority of SPFIC’s claims have arisen out of natural catastrophes such as Hurricane Laura and Hurricane Delta, which both hit Louisiana in 2020, and most recently, Hurricane Ida, a category 4 hurricane that hit the coast of Louisiana in August 2021. Climate change, including rising temperatures and changes in weather patterns, could impact storm frequency and severity in our coverage areas, which could materially impact our financial performance as the volume and severity of claims also continues to rise. Furthermore, since we obtain catastrophic storm reinsurance, storm frequency could cause us to have to obtain additional reinsurance, which negatively impacts our premium revenue. Since we operate in a highly regulated and competitive environment, we may not be able to raise our rates sufficiently to recoup our losses. Additionally, the volume and severity of storms increases the risks of writing property insurance in coastal areas, which could cause us to change our business model, negatively impacting our revenue and earnings.

December 31, 2021 | 10-K 18

CITIZENS, INC.

Our actual claims losses may exceed our reserves for claims and we may be required to establish additional reserves, which in turn may adversely impact our results of operations and financial condition.

We maintain reserves to cover our estimated exposure for claims relating to our issued insurance policies. Reserves do not represent an exact calculation of exposure, but instead represent our best estimates using actuarial and statistical procedures. Reserve estimates are refined as experience develops, and adjustments to reserves are reflected in our statements of operations for the period in which such estimates are updated. Because establishing reserves is an inherently uncertain process involving estimates of future losses, future developments may require us to increase policy benefit reserves, which restricts our use of cash to the extent of such increased reserves and increases expenses, negatively affecting our results of operations and financial condition in the periods in which such increases occur.

We may be required to accelerate the amortization of deferred acquisition costs, which would increase our expenses and adversely affect our results of operations and financial condition.

At December 31, 2021, we had $140.4 million of deferred policy acquisition costs, or DAC. DAC represents costs that are directly related to the successful sale and issuance of our insurance policies, which costs are deferred and amortized over the estimated life of the related insurance policies. These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.

Under U.S. GAAP for our type of insurance products, DAC is amortized over the premium-paying period of the policies. Because DAC is amortized over such period, unexpected changes from our assumptions that shorten the premium-paying period, such as increased lapse and surrender rates, or lower persistency in the early years of a policy, would cause us to have to accelerate the amortization of DAC. We regularly review the quality of our DAC to determine if it is recoverable from future income. If these costs are not recoverable, the amount that is not recoverable is charged to expenses in the financial period in which we make this determination. Unfavorable experience with regards to expected expenses, investment returns, surrender and other policy charges, mortality, morbidity, lapses or persistency may cause us to increase the amortization of DAC or to record a current period expense to increase benefit reserves, any of which could have a material adverse effect on our results of operations and financial condition.

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

We depend almost exclusively on the services of independent marketing agencies and independent consultants and agents for the distribution of our products. These agencies, agents and consultants are key to the development and maintenance of our relationships with our policyholders. Significant competition exists among insurers in attracting and maintaining marketers of demonstrated ability. Some of our competitors may offer better compensation packages or commissions or induce agents to sell their products due to their broader product offerings, more distribution resources, better brand recognition, more competitive pricing, lower cost structures or greater financial strength or claims paying ratings than we have. We compete with other insurers for marketing agencies, agents and independent consultants primarily on the basis of our compensation, products and support services. Any reduction in our ability to attract and retain effective sales representatives could materially adversely affect our revenues, results of operations and financial condition.

Additionally, as we disclosed in Item 3. Legal Proceedings, we are subject to a risk of our independent consultants leaving our Company to sell products for a competitor and inducing our policyholders to lapse or surrender their policies, or otherwise terminate their relationship with us, in order to purchase products from the independent consultant with our competitor company.

December 31, 2021 | 10-K 19

CITIZENS, INC.

There may be adverse tax, legal or financial consequences if our sales representatives are determined not to be independent consultants.

Our sales representatives are independent consultants who operate their own businesses. Although we believe that we have properly classified our representatives as independent consultants, there is nevertheless a risk that the IRS, a foreign agency, a court or other authority will take the different view that our sales representatives should be classified as employees. The tests governing the determination of whether an individual is considered to be an independent consultant or an employee are typically fact-sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status and misclassification of independent sales representatives are subject to change and interpretation.

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

INSURANCE IS A HIGHLY REGULATED BUSINESS. REGULATIONS VARY FROM JURISDICTION TO JURISDICTION AND MAY CHANGE FROM TIME TO TIME. THESE REGULATIONS AFFECT OUR OPERATIONS AND CHANGES COULD NEGATIVELY IMPACT OUR CASH FLOW, THE RESULTS OF OUR OPERATIONS, OUR LIQUIDITY AND OUR FINANCIAL CONDITION.

LEGAL REGULATION AND RISKS

In addition to the legal risks related to our international operations discussed above in this Item 1A, Risk Factors, we are subject to risks related to the laws and regulations in the jurisdictions where we are domiciled and registered to do business, including Bermuda and various U.S. states. These material risks are described below.

Our insurance subsidiaries are subject to minimum capital and surplus requirements, and any failure to meet these requirements could subject us to regulatory action or other restrictions.

The capacity for an insurance company's growth in premiums is partially a function of its required statutory surplus. Maintaining appropriate levels of statutory surplus, as measured by statutory accounting practices prescribed or permitted by a company's jurisdiction of domicile, is considered important by insurance regulatory authorities. Failure to maintain required levels of statutory surplus could result in increased regulatory scrutiny and enforcement action by regulatory authorities.

Our insurance subsidiaries are subject to minimum capital and surplus requirements in both the U.S. and Bermuda, as described below. If we fail to meet these standards and requirements, our various regulators may require specified actions to be taken, including without limitation:

•restricting distributions from our subsidiaries to Citizens; or
•requiring Citizens to contribute additional capital to a subsidiary; or
•requiring Citizens to enter into a guaranty or other agreement to contribute capital to such subsidiary under certain circumstances;

all of which could have a material and adverse impact on the Company’s competitiveness, operational flexibility, financial condition, and results of operations. Additionally, failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny or action by regulatory authorities.

In April 2021, Citizens and CICA International entered into a Keep Well Agreement, as described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital

December 31, 2021 | 10-K 20

CITIZENS, INC.

Resources. If CICA International's minimum capital level fell below the minimum required by the BMA, Citizens may have to contribute capital to CICA International, which could negatively impact our capital resources and liquidity.

Citizens is a holding company that has minimal operations of its own and depends on the ability of our insurance subsidiaries to pay dividends or make service payments to us in sufficient amounts to fund our operations. If they cannot make such payments, Citizens may need to sell its investments or seek external capital to cover its operational costs.

As a holding company, our assets consist of the capital stock of our subsidiaries, cash and investments. Accordingly, we rely primarily on statutorily permissible payments from our insurance company subsidiaries, principally through dividends or service agreements we have with our subsidiaries, to meet our working capital needs. As discussed above, the ability of our insurance company subsidiaries to make payments to us is subject to regulation by the states and jurisdictions in which they are domiciled, and in addition to maintaining minimum capital and surplus ratios, these payments depend primarily on regulatory approval of dividend payments and approved service agreements between us and these subsidiaries.

Except to the extent that we are a creditor with recognized claims against our subsidiaries, claims of our subsidiaries' creditors, including policyholders, have priority with respect to the assets and earnings of the subsidiaries over the claims of other creditors (including us) and shareholders. If any of our subsidiaries becomes insolvent, liquidates or otherwise reorganizes, our policyholders will have a priority to receive the assets of such subsidiary and Citizens may have no rights to receive cash or other assets of such subsidiaries.

If our internal sources of liquidity prove to be insufficient to cover our holding company operations, we may have to sell investments earlier than we want to sell them or in less than favorable market conditions, or we may have to seek external sources of capital. Out of an abundance of caution, in May 2021, we entered into a Credit Facility with Regions Bank. See Part IV, Item 1, Note 7, Commitments and Contingencies in the notes to our consolidated financial statements, herein, for a description of the Credit Facility. To date, we have not utilized the Credit Facility, but if internal sources of capital are not sufficient to meet our operating needs, we may need to utilize the Credit Facility or increase the borrowing availability under the Credit Facility. We may also need to raise capital through issuing our stock. Borrowing money, increasing our borrowing availability under the Credit Facility or obtaining financing for even a small amount of capital could be challenging or expensive in unfavorable market conditions and during periods of economic uncertainty. The availability of financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and the possibility that customers or lenders could develop a negative perception of our financial prospects. Raising capital in unfavorable market conditions could increase our interest expense or negatively impact our shareholders through dilution of their common stock ownership of the Company.

Citizens and our insurance subsidiaries are subject to extensive governmental regulation in Bermuda and in the U.S. The rules and regulations to which we are subject may change and impose greater restrictions on our business, which could increase our costs of doing business, restrict the conduct of our business, increase capital requirements for our insurance subsidiaries and negatively impact our results of operations, liquidity and financial condition.

CICA International is registered in Bermuda and is subject to regulation by the Bermuda Monetary Authority ("BMA") and the provisions of the Bermuda Insurance Act and the rules and regulations promulgated thereunder, as well as other laws which apply to Bermuda-based companies, such as compliance with Common Reporting Standards, which are administered by the Bermuda Ministry of Finance ("MOF"). Citizens and our domestic insurance subsidiaries are subject to extensive regulation and supervision in U.S. jurisdictions where we are domiciled and where we do business. These rules and regulations require us to comply with privacy, anti-money laundering, bank secrecy, anti-corruption and foreign asset control laws among others.

In the U.S., we are subject to federal laws, as well as state-level regulation, including a requirement to obtain approval of forms and rates in the states we sell our insurance policies. Insurance company regulation is generally designed to protect the interests of policyholders, with substantially lesser protections to shareholders of the regulated insurance companies. To that end, all the U.S. states in which we do business have insurance regulatory agencies with broad legal powers with respect to licensing companies to transact business, mandating capital and surplus requirements, regulating claims practices, approving service agreements between a holding company and

December 31, 2021 | 10-K 21

CITIZENS, INC.

its operating subsidiary, restricting companies' ability to enter and exit markets, and restricting or prohibiting the payment of dividends by our subsidiaries to us.

The BMA and most U.S. insurance regulatory authorities have broad discretion to grant, renew, suspend and revoke licenses and approvals, and could preclude or temporarily suspend us from carrying on some or all of our activities, including acquisitions of other insurance companies, require us to add capital to our insurance company subsidiaries, or fine us. If we are unable to maintain all required licenses and approvals, or if our insurance business is determined not to comply fully with the wide variety of applicable laws and regulations and their interpretations, our revenues, results of operations and financial condition and our reputation could be materially adversely affected.

FINANCIAL REGULATION AND RISKS

Changes in accounting standards may adversely affect our reported results of operations and financial condition.

Our consolidated financial statements are subject to the application of GAAP in the U.S. and Bermuda, which is periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board ("FASB"), the BMA and the National Association of Insurance Commissioners ("NAIC"). Future accounting standards we adopt, including the FASB’s Accounting Standard Update related to long-duration insurance contracts (known as LDTI), will change current accounting and disclosure requirements applicable to our consolidated financial statements. Such changes may have a material effect on our reported results of operations or financial condition. In addition, the required adoption of new accounting standards may result in significant incremental costs associated with initial implementation and ongoing compliance. See Note 1. Summary of Significant Accounting Policies in the notes to our consolidated financial statements contained herein for additional information regarding accounting updates.

Unexpected losses in future reporting periods may require us to record a valuation allowance against our deferred tax assets.

Under U.S. GAAP, we are required to evaluate our deferred tax assets ("DTA") quarterly for recoverability based on available evidence. This process involves management's judgment about assumptions, which are subject to change from period to period due to tax rate changes or variances between our projected operating performance and our actual results. Ultimately, future adjustments to the DTA valuation allowance, if any, will be determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets depends on the existence of sufficient taxable income in either the carry back or carry forward periods under applicable tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we may be required to record a valuation allowance in future reporting periods. Such an adjustment could have a material adverse effect on our results of operation and financial condition.

APPROXIMATELY 25% OF OUR TOTAL REVENUES FOR THE YEAR ENDED DECEMBER 31, 2021 CONSISTED OF INVESTMENT INCOME. THE INVESTMENT RETURN, OR YIELD, ON INVESTED ASSETS IS AN IMPORTANT ELEMENT OF OUR EARNINGS SINCE INSURANCE PRODUCTS ARE PRICED WITH THE ASSUMPTION THAT PREMIUMS RECEIVED CAN BE INVESTED FOR A PERIOD OF TIME BEFORE BENEFITS ARE PAID. CHANGES IN THE GLOBAL OR U.S. INVESTMENT ENVIRONMENT, OR MARKET DISRUPTIONS THAT AFFECT INTEREST RATES AND INVESTMENT OPPORTUNITIES, AS WELL AS DECLINES IN THE VALUE OF OUR INVESTMENT PORTFOLIO, MAY ADVERSELY AFFECT OUR RESULTS OF OPERATION AND FINANCIAL CONDITION.

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

December 31, 2021 | 10-K 22

CITIZENS, INC.

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

If interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured, prepaid, been sold, or called at lower yields, reducing our investment margin. We have experienced significant call activity on our fixed maturity portfolio over the years due to the low interest rate environment. Our fixed maturity bond portfolio is exposed to interest rate risk as approximately 52% of the portfolio is callable as of December 31, 2021, with 4% that could be called within the next year. If subject to increased call activity, the Company would have to reinvest the resulting investment portfolio cash proceeds from calls as well as from maturities in lower yielding instruments, further reducing our investment income. Some of our products, principally traditional whole life insurance with annuity riders, expose us to the risk that changes in interest rates will reduce our "spread," or the difference between the amounts we are required to pay under our contracts to policyholders and the rate of return we are able to earn on our investments intended to support obligations under the contracts. As a key component of profitability, a narrowing of our “spread” may have a material adverse effect on our results of operations or financial condition. Lowering our interest crediting rates can help offset decreases in investment margins on some of our products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields.

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

Our investment portfolio is subject to various risks that may result in investment related losses. In particular, decreases in the fair value of fixed maturities may significantly reduce the value of our investments, and as a result, our financial condition may suffer.

We are subject to credit risk in our investment portfolio. Defaults by third parties in the payment or performance of their obligations under these securities could reduce our investment income and investment related gains or result in the recognition of investment losses. The value of our investments may be materially adversely affected by increases in interest rates, downgrades in the bonds included in our portfolio and by other factors that may result in the recognition of credit related allowances. Each of these events may cause us to reduce the carrying value of our investment portfolio.

In particular, at December 31, 2021, fixed maturities represented $1.5 billion or 90.6% of our total investments of $1.6 billion. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has

December 31, 2021 | 10-K 23

CITIZENS, INC.

prepayment risk when there is a risk that the timing of cash flows resulting from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our consolidated financial statements, as all of our fixed maturities are classified as available-for-sale, with changes in fair value reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. Although 98.0% of our fixed maturities were investment grade with 59.5% rated A or above at December 31, 2021, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could be downgraded (with a concurrent decrease in fair value) and, in a worst-case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

The determination of valuation and impairments of our investments include estimations and assumptions that are subjective and prone to differing interpretations and could materially impact our results of operations or financial condition.

The Company makes assumptions regarding the fair value and expected performance of its fixed maturity securities and other investments. Valuations may include inputs and assumptions that are less observable or require greater estimation, particularly during periods of market disruption, resulting in values which may be less than the value at which the investments may ultimately be sold. Further, rapidly changing and/or unprecedented credit and equity market conditions could materially impact the valuation of investments as reported in our consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

When we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies. This intangible asset, called the cost of insurance acquired, or COIA, represents the actuarially estimated present value of future cash flows from the acquired policies. At December 31, 2021, we had $10.6 million of COIA.

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

December 31, 2021 | 10-K 24

CITIZENS, INC.

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

December 31, 2021 | 10-K 25

CITIZENS, INC.

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

The failure of our business recovery and incident management processes to resume our business operations in the event of a catastrophe, an epidemic, a cyber attack, or other event could adversely affect our profitability, results of operations, or financial condition.

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

RISKS RELATED TO OUR HOLDING SECURITIES

The number and location of our shareholders may make it difficult to obtain approval of certain corporate actions.

Because we allow our policyholders to use their policy dividends to purchase our Class A common stock through our CISIP, we have over 86,000 shareholders and approximately 40% of our shareholders hold less than 100 shares each. Additionally, many of these shareholders are located in Latin America and the Pacific Rim, where most of our policies are sold, and English may not be their native language. We believe that because of this, we typically have low voter turn-out at our annual meetings and therefore any proposal, such as one related to a merger or an acquisition of our Company, or an amendment to our articles of incorporation, that may require the affirmative vote of a majority of the outstanding shares of our Class A common stock, may be logistically difficult to approve.

Our Class A common stock is not registered in any foreign country.

As mentioned above, a significant portion of our Class A common stock has been purchased under the CISIP by foreign holders of life insurance policies. The Class A common stock sold under the CISIP is registered with the SEC pursuant to a Form S-3 registration statement under the Securities Act of 1933 but is not registered under the laws of any foreign jurisdiction. If a foreign securities regulatory authority were to determine the offer and sale of our Class A common stock under the CISIP was not allowed under applicable laws and regulations of its jurisdiction, such authority may issue or assert a fine, penalty or cease and desist order against our offer and sale of Class A common stock in that foreign jurisdiction. There is a risk our Class A common stock price could be negatively impacted by a decrease in participation in the CISIP.

December 31, 2021 | 10-K 26

CITIZENS, INC.

Applicable insurance laws in the jurisdictions where our insurance subsidiaries are domiciled may discourage takeovers and business combinations that our shareholders might consider to be in their best interests.

Insurance laws in the jurisdictions in which our insurance subsidiaries are domiciled require regulatory actions for certain transactions, such as a merger or acquisition of our Company, that our shareholders might consider in their best interests. As previously described, the insurance regulators consider the best interests of our policyholders over the best interests of our shareholders. As a result, our shareholders may be prevented from receiving the benefit from any premium to the market price of our Class A common stock that may be offered by a bidder in a takeover context or such regulatory approval requirement may delay, deter, render more difficult or prevent a takeover attempt or a change in control.

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

December 31, 2021 | 10-K 27

CITIZENS, INC.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

We lease our principal office at the Domain in Austin, Texas to service all business entities and operations. We lease space for our office in Bermuda related to CICA International and in Louisiana, Arkansas and Mississippi related to our Home Service Insurance operations. We also own properties in Louisiana related to our Home Service Insurance operations.

Item 3.   LEGAL PROCEEDINGS

The following are material pending legal proceedings in which we or any of our subsidiaries is a party or in which any of our or their property is the subject.

Trade Secret Lawsuit

As previously disclosed, on November 7, 2018, Citizens, CICA International and CICA (defined as "we", "us", "our" or "Plaintiffs" in this Item 3) filed a lawsuit in the District Court of Travis County, Texas (the “District Court”) against (i) Randall Riley (“Riley”), a former Citizens executive and son of Citizens’ founder Harold E. Riley, (ii) CALI, copycat companies formed by Riley and (iii) Alexis Enrique Delgado, Carlos Nalsen Landa, Enrique Pinzon Ruiz, Johan Emilio Mikuski Silva and Esperanza Peralta de Delgado, former independent consultants of Citizens (collectively, the “Los Raudales Defendants,” and together with Riley and CALI, collectively the “Original Defendants”).

On September 10, 2019, we filed an amended complaint and added additional defendants to the lawsuit (with the Original Defendants, collectively, "Defendants"), including (i) Michael P. Buchweitz (a former underwriter for Citizens), Jonathan M. Pollio (a former actuary for Citizens), Jeffrey J. Wood (a former Chief Financial Officer and the current Chief Financial Officer of First Trinity) and Steven A. Rekedal (former marketing officer), (ii) First Trinity Financial Corporation, and Trinity American, Inc. (collectively, “First Trinity”) and International Marketing Group S.A., LLC, entities that have founded a business on the exploitation of Citizens’ trade secrets and goodwill, and (iii) Gregg E. Zahn, the CEO of First Trinity. Our lawsuit claims that:

•Riley and First Trinity tortiously interfered with Citizens’ contracts with its agents and former employees and that they “willfully and intentionally” induced the Los Raudales Defendants and other agents and former employees to breach those contracts by disclosing Citizens’ confidential information;
•The Los Raudales Defendants were properly terminated for cause under their independent consultant contracts and thus not entitled to additional commissions under such contracts;
•Defendants stole Citizens’ information in order to unfairly compete with us;
•Defendants wrongfully secured benefits from Citizens and thus Citizens is entitled to those benefits (unjust enrichment); and
•Defendants conspired to achieve the theft of Citizens’ trade secrets, including by using a confusingly similar name and logo.

December 31, 2021 | 10-K 28

CITIZENS, INC.

In January 2019, the Original Defendants filed a motion to dismiss certain claims alleged in the suit, which the District Court denied in its entirety. In May 2019, we filed a motion for a preliminary injunction to bar the Original Defendants from continuing to engage in unfair competition and misappropriation of Citizens’ trade secrets and tortious interference with Citizens’ existing contracts with its independent consultants. The District Court denied the application for a temporary injunction and in August 2020, the Third Court of Appeals in Austin, Texas affirmed the District Court’s decision.

In June 2021, the Defendants filed a traditional and no evidence Motion for Partial Summary Judgment (the “Motion”), which was denied in its entirety by the District Court. Defendants’ Motion claimed that we should not be able to proceed with our claims against them for unfair competition, tortious interference with contract, conspiracy and unjust enrichment, because we “have no evidence to support these theories.” By denying Defendants’ Motion in its entirety, we can proceed to trial with all of the claims described above.

In September 2021, the District Court denied the requests of Alexis Enrique Delgado, Enrique Pinzon Ruiz, and Esperanza Peralta de Delgado to be dismissed from the lawsuit and denied Michael Buchweitz’s and Jonathan Pollio’s requests that the claim against each of them for breach of his confidentiality agreement be dismissed. While the District Court allowed the CEO (Zahn) and CFO (Wood) of First Trinity to be dismissed individually from the lawsuit, the ruling does not affect Citizens’ claims against First Trinity described above.

Trial in the lawsuit has been delayed several times due to the COVID-19 pandemic. The trial is currently scheduled to start in May 2022.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

December 31, 2021 | 10-K 29

CITIZENS, INC.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol CIA. Our Class B common stock is not registered with the SEC nor traded on any exchange. As of December 31, 2021, we held 100% of our Class B common stock in treasury so it is no longer outstanding.

Holders. The number of stockholders of record as of March 4, 2022 was as follows:

•	Class A Common Stock -	86,270
•	Class B Common Stock -	—

Dividend Policy. We have never paid cash dividends on our Class A or B common stock and do not expect to pay cash dividends in the foreseeable future, as it is our policy to retain earnings for use in the operation and expansion of our business.

Company Purchases of Equity Securities. We did not repurchase any shares of our Class A common stock during the fourth quarter of 2021.

See Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for equity compensation plan information.

PERFORMANCE COMPARISON

The following graph compares, for the five-year period ended December 31, 2021, the change in the Company’s cumulative total stockholder return on its Class A common stock to that of the NYSE Composite and NASDAQ Insurance indexes. The graph assumes a $100 investment on December 31, 2016, and reinvestment of all dividends in each of the Company’s Class A common stock, the NYSE Composite and the NASDAQ Insurance Index. Note that historical stock price performance is not necessarily indicative of future stock price performance.

	2016	2017	2018	2019	2020	2021
Citizens, Inc.	$100.00	74.85	76.58	68.74	58.35	54.07
NYSE Composite	$100.00	118.73	108.10	135.68	145.16	175.18
NASDAQ Insurance	$100.00	113.68	102.76	136.99	137.65	158.73

December 31, 2021 | 10-K 30

CITIZENS, INC.

Item 6.   [RESERVED]

December 31, 2021 | 10-K 31

CITIZENS, INC.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 10-K").

OVERVIEW

For over 45 years, we have been fulfilling the needs of our policyholders and their families by providing insurance products that offer both living and death benefits. Citizens conducts insurance related operations through its insurance subsidiaries, which provide benefits to residents in 31 U.S. states and more than 70 different countries. We specialize in offering primarily ordinary whole life insurance, endowment products and final expense insurance in niche markets where we believe we can optimize our competitive position.

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

Objective of our Management's Discussion and Analysis

We refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “MD&A”. The objective of our MD&A is to provide investors with a succinct analysis of the Company's financial performance from management's perspective. We start by discussing the factors that we believe drive our operating results and then we discuss how industry developments and economic circumstances in general (e.g., low interest rates, the COVID-19 pandemic) affected or could affect our financial performance. After telling you about our industry, we discuss our 2021 financial highlights, the impacts of COVID-19 on our business during 2021, and then we break-down our results of operations in detail so an investor understands the various line items of our profit & loss statements from management’s perspective. Since our investments are one of the two principal sources of our revenues, we describe them in detail. Finally, we discuss our capital resources and liquidity so investors will have a better understanding how those resources are utilized and how we are able to meet our cash needs.

Throughout the MD&A, we describe how we view the Company and which matters we believe are reasonably likely to affect future operations. We describe our priorities for the business in Item 1. Business - “Strategic Initiatives” and in the MD&A, we describe how we performed on those initiatives and any known trends or uncertainties that might impact our ability to achieve our goals.

The Factors that Drive our Operating Results

We see the following as the primary factors that drive our operating results:

•Sales
•Our investments
•Death claims and surrenders
•Operating expenses

As premium revenues and investment income are our two primary sources of income, both new sales and "resells" (i.e. retaining the policy) as well as our investments and the interest we receive on such investments, are key to our profitability. Throughout the MD&A and in Item 1 - Business, we describe the actions and initiatives that are taken to increase sales and improve retention, how we performed in 2021, and how we view trends with respect

December 31, 2021 | 10-K 32

CITIZENS, INC.

to sales and retention. We also discuss our investment performance and what we are doing to improve performance in this extended low-interest rate environment.

Our first-year premiums in 2021 increased by 11.2% compared to 2020. We believe this increase was driven by our focused marketing campaigns, including a campaign intended to recruit new agents, the introduction of new products, and higher sales in 2021 compared to 2020 due to COVID-19 impacts in 2020.

Renewal premiums in our Home Service Insurance increased in 2021 as compared to 2020 due to an increased focus on collection efforts. Renewal premiums in our Life Insurance segment declined due to the decrease in our in-force business over the last several years. The prior-year surrenders negatively impacted the current year renewal premiums even though total surrender benefits paid declined in 2021 compared to 2020 (see below). As we describe in Item 1. Business - Strategic Initiatives, we believe that our retention efforts began to stem the decline of renewal premiums in 2021.

While interest rates continue to remain low, our yield stayed flat, at 4.24% in both 2021 and 2020. Our net investment income increased by $1.3 million from 2020 to 2021 due to a greater asset base.
As part of the ongoing process of managing our portfolio and optimizing performance we have been diversifying our investment portfolio in order to help mitigate the effects of the sustained low interest rate environment, and investment related gains on our investments contributed significantly to our profitability in 2021.

December 31, 2021 | 10-K 33

CITIZENS, INC.

Payment of policyholder benefits for death claims and surrenders is our largest expense. In 2021, our death claims increased due in large part to COVID-19-related deaths. Our surrenders decreased by $3.2 million in 2021 from 2020, which we believe was in large part due to our retention efforts.
Operating Expenses are our second largest expense and thus drive our operating results. Our general operating expenses decreased by $10.3 million in 2021 as compared to 2020. General operating expenses in 2020 included $10.0 million of severance payments to our former CEO related to the change in control of the Company.

ECONOMIC AND INSURANCE INDUSTRY DEVELOPMENTS

The following significant trends and developments are currently impacting our business and industry:

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
◦Causing us to reinvest proceeds in lower yielding assets as portions of our fixed maturity investment portfolio, which is primarily invested in callable securities, are called and must be reinvested;
◦Potentially requiring us to increase our reserves or trigger loss recognition events related to policy liabilities, accelerate amortization of DAC and COIA, and potentially impair intangible assets;
◦Making our products less attractive (due to lower credited interest rates), resulting in lower sales; and
◦Changing policyholder behavior, including increasing surrender or withdrawal activity.

We have attempted to mitigate the risk of the low interest rate environment by making new investments in securities of states, municipalities, essential services and corporate issuers as well as identifying investment opportunities in other asset classes, such as limited partnerships, to increase our yields while maintaining a prudent risk profile for our overall portfolio.
•Impact of COVID-19. The COVID-19 pandemic has had and continues to have a significant impact on the life insurance industry. Initially there were hopes for a gradual decline in COVID-19 mortality as the vaccination roll out increased significantly and the pandemic ebbed after more than a year during the summer months of 2021. However, the emergence of the Delta variant resulted in a significant increase in the number of pandemic-related deaths in 2021, and the emergence of the

December 31, 2021 | 10-K 34

CITIZENS, INC.

Omicron variant has resulted in additional economic distress in early 2022. The global life insurance industry has experienced significantly higher reported claims due to the COVID-19 pandemic.

The long-term nature of life insurance products means premiums are not yet capturing the risk that deaths or long-term illness from COVID-19 will likely remain higher than previously estimated. Additionally, life insurers will need to decide how to underwrite COVID-19 survivors, as the long-term effects of COVID-19 are still unclear.
•Aging population. Many countries in the world are experiencing growth in the number and proportion of older persons in their population. As an increasing percentage of the world population reaches retirement age, we believe there will be a greater need for age-related products and we will benefit from increased demand for living benefit products rather than death benefit products, as customers will require cash accumulation to pay expenses to meet their lifetime income needs.  Our ordinary life products are designed to accumulate cash values to provide for living expenses in a policy owner's later years, while continuously providing a death benefit. However, as the population reaches retirement age, policyholders may decide to use their accumulated cash value for cash needed in retirement, thus increasing surrenders of long-term products.
•Availability of Reinsurance. Reinsurance market dynamics including increased pricing, years of accumulating catastrophic losses, investment market losses and the significant losses expected from the fallout of the COVID-19 pandemic have led to a decline in the availability of reinsurance, tighter terms (such as, for example, pandemic exclusions) and/or increased reinsurance prices. While we currently cede a limited amount of our primary insurance business to reinsurers, we may encounter difficulty in obtaining reinsurance in the future, forcing us to resort to a more expensive reinsurance market.  If we are unable to obtain affordable reinsurance coverage, this may impact our net exposures and the number of underwriting commitments.
•Technology Adoption. Innovation and digital development strategies continue to evolve and impact all industries, including the insurance industry. The onset of the COVID-19 pandemic in 2020 caused companies to adapt to a more digital operations platform, almost overnight. Therefore, it is critical that we embrace these changes for the benefit of our policyholders, agents, employees and stockholders.
•Climate Change. Rising climate related losses stemming from the frequency and severity of extreme weather-related events have shone a regulatory spotlight on insurance risk and climate change. While the majority of our business is related to life insurance products, which may be less impacted by climate change than our property insurance products, we must understand and access accurate climate data in order to make informed decisions with regard to climate risk.

2021 HIGHLIGHTS

COVID-19 PANDEMIC

The overall impact of COVID-19 and its related economic conditions on the Company's financial results continue to be highly uncertain and unpredictable. While the Company has implemented new strategies and processes to mitigate this impact, the scope, duration and magnitude of the direct and indirect effects of COVID-19 are difficult or impossible to anticipate. As a result, it is not possible to predict its impact on the Company's results in 2022 or beyond. Currently, some of the most significant factors affecting our business that could cause our future results to differ significantly from our prior results or forward-looking statements include:

•a higher level of claims due to COVID-19 deaths;
•decreased premium revenue due to disruption to our workforce or distribution channel resulting from required isolation, travel limitations and business restrictions;
•higher surrenders and lapses due to cash needs our policyholders may have due to concerns over COVID-19 economic impacts, particularly in our international business; and
•volatility in our investment portfolio due to market disruptions caused by COVID-19 related concerns such as inflation.

December 31, 2021 | 10-K 35

CITIZENS, INC.

We believe that in both 2020 and 2021 we experienced higher than usual death claims due to the impact of COVID-19.

We continue to monitor the impact of the COVID-19 pandemic on our operations.

FINANCIAL HIGHLIGHTS

Federal Income Tax Benefit

The results of operations for the fiscal year ended December 31, 2021 included a significant income tax benefit for the release of most of the uncertain tax position of $43.8 million. The uncertain tax position from previous years is related to the tax treatment of tax reserves pursuant to Internal Revenue Code ("IRC") Section 807, specifically due to ramifications on the determination of those reserves from our product qualification issues in the past. The uncertain tax position released during the fourth quarter of 2021 is due to the expiration of the statute of limitations for the year ended December 31, 2017.

Goodwill Impairment

The release of the liability for the uncertain tax position referenced above, increased the carrying value of our Life Insurance segment. Due to such increase in carrying value and the continued low interest rate environment (which negatively affected the fair value of our net assets by decreasing expected cash flows), we determined that the carrying value of our Life Insurance segment exceeded its implied fair value, resulting in an impairment of goodwill (the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets as of the date of acquisition). Accordingly, as of December 31, 2021, we wrote-off the goodwill and recognized an expense of $12.6 million for 2021.

Summary

At December 31, 2021, we had $1.9 billion in total assets, an increase from $1.8 billion at December 31, 2020, and we had $27.3 million in cash. We did not have any debt at December 31, 2021.

During 2021, we reported net income of $36.8 million, compared to a net loss of $11.0 million in 2020. In comparison to 2020, the $47.8 million increase in net income was primarily due to:

↑ $43.8 million tax benefit;
↑ $9.5 million increase in investment related gains; and
↓ $10.3 million of general expenses.

The increase in net income was partially offset by:

↑ $4.2 million in death claim benefits;
↑ $6.5 million in future policy benefit reserves; and
↑ $12.6 million goodwill impairment.

Revenue Highlights

As discussed above, insurance premiums and investment income are our primary sources of revenue.
•Insurance premiums declined 0.3% in 2021 compared to 2020, totaling $174.7 million and $175.3 million, respectively, as growth in first year premiums in both segments was more than offset by a decline in renewal premiums in our Life Insurance segment.
•Net investment income increased 2.2% in 2021 compared to 2020, totaling $61.5 million and $60.2 million, respectively, driven by a growing asset base. The average yield on our consolidated investment portfolio was 4.24% for both 2021 and 2020 as diversification of our investment portfolio into limited partnership investments helped offset a challenging investment environment for fixed maturity securities in 2021.
•Investment related gains increased by $9.5 million.

December 31, 2021 | 10-K 36

CITIZENS, INC.

Benefits and Expenses Highlights

The primary use of our funds is payment of insurance benefits. Total insurance benefits paid or provided in 2021 increased by 3.6%, from $156.7 million in 2020, to $162.4 million in 2021. This expense consists primarily of the following:

•Claims and surrender benefits decreased 1.2% in 2021 compared to 2020. This decrease was primarily due to a decrease in surrender benefits and endowments benefits in the Life Insurance segment, which more than offset the increase in death claims benefits. The increase in death claim benefits was due primarily to a higher volume of reported claims, including COVID-19 related claims, in addition to an increase in the average death claim amount; and
•Future policy benefit reserves, which increased 21.8% in 2021 compared to 2020 as a result of higher sales production and improved persistency.

The other primary use of our funds are the costs of selling our insurance products and other expenses:

•Commissions increased in 2021 compared to 2020, as they are directly related to premium production, and primarily first year premium production, which increased in 2021;
•General expenses decreased 19.2% in 2021 compared to 2020, driven by the change in control and executive severance expenses in 2020; and
•Goodwill impairment of $12.6 million in 2021.

Our Operating Segments

We manage our business in two operating segments, Life Insurance and Home Service Insurance.

Life Insurance

International. For over 45 years, CICA Life Insurance Company of America ("CICA") and its predecessors have issued U.S. dollar-denominated ordinary whole life insurance and endowment policies to non-U.S. residents. In 2018, we novated of all of the international policies issued by CICA to CICA Life Ltd. ("CICA International"), our Bermuda-based insurer. We distribute our international insurance products through independent marketing organizations and their agents located in the countries in which our policyholders reside. Endowment product sales are the primary driver of sales in this segment.

Domestic. Our domestic operations in our Life Insurance segment primarily consist of the collection of renewal premiums on ordinary whole life and final expense policies issued to middle- and lower-income families and individuals in certain markets in the Mountain West, Midwest and Southern U.S. We also sell credit life and credit accident and health insurance domestically. As we discussed in Item 1. Business - Strategic Initiatives, we introduced our domestic whole life products to the Florida market in 2021. Our efforts to recruit agents to sell our products have been slower than we expected and we are re-evaluating our sales distribution approach, initiatives and domestic life insurance offerings in the Florida market in 2022. The majority of our current domestic revenues are generated by the policies of domestic life insurance companies we have acquired since 1987.

Home Service Insurance

We operate in the Home Service Insurance market through our subsidiaries Security Plan Life Insurance Company ("SPLIC"), Magnolia Guaranty Life Insurance Company ("MGLIC") and Security Plan Fire Insurance Company ("SPFIC"). These companies provide final expense ordinary and industrial life insurance to middle- and lower-income individuals in Louisiana, Mississippi and Arkansas. Our policies in this segment are sold and serviced through a home service marketing distribution system utilizing independent agents who work on a route system to collect premiums and service policyholders, and through networks of funeral homes that collect premiums and provide personal policyholder service. In 2021, we added a new whole life product to this market that has higher allowable face values and a new critical illness coverage product which we sell through independent agents. To a much lesser extent, our Home Service Insurance segment also sells property insurance policies covering dwellings and content.

December 31, 2021 | 10-K 37

CITIZENS, INC.

CONSOLIDATED RESULTS OF OPERATIONS

Our insurance operations are the primary focus of the Company, as those operations generate most of our income.  The total dollar amount of insurance issued, number of policies issued, and average face amounts of policies issued in 2021 and 2020 are shown below.

Years Ended December 31,		2021		2020
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life Insurance	$233,574,941	3,870	$60,355	$219,902,799	3,419	$64,318
Home Service Insurance	177,754,244	22,600	7,865	134,270,147	24,920	5,388
Total	$411,329,185	26,470		$354,172,946	28,339

Total insurance issued increased $57.2 million, or 16.1%, in 2021 compared to 2020 as both the Life Insurance and Home Service Insurance segments experienced growth in amount of insurance issued.

The number of policies issued in the Life Insurance segment increased 13.2% in 2021 compared to 2020. We believe the increase was primarily due to enhancements to our business operations and sales practices to adapt to the COVID-19 pandemic as well as continued sales promotions and campaigns, focused training on virtual selling, and strategically prioritizing selling lower face amount policies due to the COVID-19 pandemic in 2021. In addressing the decreasing first year premiums we have seen in recent years in this segment, we have prioritized recruiting new independent contractors in 2021 and we believe we have seen the impact of these efforts in 2021. We believe that our policies issued and amount of insurance issued in 2020 were negatively impacted by the COVID-19 pandemic.

The number of policies issued in the Home Service Insurance segment decreased 9.3% in 2021 compared to 2020; however, the amount of insurance issued increased by 32.4% due to higher average policy face amounts. The increase in higher average policy face amounts issued is attributable to sales campaigns that focused on increasing the face amount of insurance sold as well as the introduction of our new whole life product in this segment, which has a higher maximum face value. In addition, our Home Service Insurance segment was negatively impacted by the COVID-19 pandemic in 2020 as we had temporary office closures in Louisiana during the second and third quarters of 2020 due to the COVID-19 pandemic and Hurricane Laura, and we also temporarily curtailed the sales of certain product offerings that require extensive person-to-person sales interaction due to the COVID-19 pandemic.

REVENUES

Revenues are primarily generated from insurance premiums and investment income on invested assets.

Years ended December 31, (In thousands)	2021	2020	2019
Revenues:
Premiums:
Life insurance	$169,801	170,328	178,351
Accident and health insurance	1,250	1,019	1,383
Property insurance	3,677	3,982	4,613
Net investment income	61,495	60,197	59,531
Investment related gains (losses)	10,991	1,502	5,249
Other income	3,332	1,828	1,418
Total revenues	$250,546	238,856	250,545

December 31, 2021 | 10-K 38

CITIZENS, INC.

Renewal premiums consisted of 89.8% and 90.9% of our total premium revenue in 2021 and 2020, respectively.

Years ended December 31, (In thousands)	2021	2020	2019
Premiums:
First year	$17,766	15,972	17,508
Renewal	156,962	159,357	166,839
Total premiums	$174,728	175,329	184,347

As discussed above, despite higher first year premiums in both our segments and higher renewal premiums in our Home Service Insurance segment, total premiums declined due to lower renewal premiums in our Life Insurance segment. A decrease in property insurance premiums resulting from higher catastrophic reinsurance reinstatement premiums in 2021 also contributed to the lower renewal premiums. We believe that our consolidated first year premium revenue was negatively impacted by the COVID-19 pandemic in both 2020 and 2021.

Net Investment Income. Our net investment income and investment performance is summarized as follows:

Years ended December 31, (In thousands, except for %)	2021	2020	2019
Gross investment income:
Fixed maturity securities	$55,579	54,653	53,860
Equity securities	1,024	816	662
Policy loans	6,420	6,605	6,451
Long-term investments	809	238	13
Other	54	97	374
Total investment income	63,886	62,409	61,360
Less investment expenses	(2,391)	(2,212)	(1,829)
Net investment income	$61,495	60,197	59,531

Average invested assets, at amortized cost	$1,451,701	1,445,087	1,365,036
Yield on average invested assets	4.24%	4.24%	4.36%

Net investment income increased 2.2% to $61.5 million in 2021 compared to $60.2 million in 2020 driven by a growing asset base. Investment income from fixed maturity securities accounted for a majority of our investment income. Long-term investment income continued to increase as our limited partnership asset base grew, in addition to some early distribution income.

The annualized yield remained level in 2021 compared to 2020. The sustained low interest rate environment of the past several years has required us to reinvest a portion of our portfolio at lower interest rates; however, diversification of our investment portfolio into limited partnership investments helped offset a challenging investment environment for fixed maturity securities. As we continue to face a challenging investment environment for fixed maturity assets, which account for the majority of our investment portfolio we have been investing in new asset classes, including limited partnerships; however, insurance regulations limit the amount we can invest in these alternative investments.

December 31, 2021 | 10-K 39

CITIZENS, INC.

Investment Related Gains (Losses).  Investment gains and losses are as follows:

Years ended December 31, (In thousands)	2021	2020	2019
Investment related gains (losses):
Realized investment gains (losses)	$2,977	(94)	7,392
Change in fair value of equity securities	376	1,596	962
Change in fair value of limited partnerships	7,452	—	—
Change in credit loss allowance	186	—	—
Other-than-temporary impairments ("OTTI")	—	—	(3,105)
Investment related gains (losses), net	$10,991	1,502	5,249

Net investment related gains increased by $9.5 million in 2021 from 2020, helping drive our net income improvement in 2021. A significant portion of these gains related to fair value changes in our limited partnership investments. In addition, the Company realized a gain of $1.0 million on the sale of its former training facility near Austin, Texas during 2021 with a gross sale price of $3.8 million. The facility was owned by Citizens and was held in Other Non-Insurance Enterprises. These increases were partially offset by a decrease in fair value on our equity securities.

BENEFITS AND EXPENSES

Years ended December 31, (In thousands)	2021	2020	2019
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$119,735	121,145	106,827
Increase in future policy benefit reserves	36,444	29,923	41,712
Policyholders' dividends	6,180	5,587	6,040
Total insurance benefits paid or provided	162,359	156,655	154,579
Commissions	35,463	32,069	34,222
Other general expenses	43,370	53,669	48,440
Capitalization of deferred policy acquisition costs	(22,740)	(20,475)	(22,255)
Amortization of deferred policy acquisition costs	24,952	27,439	28,268
Amortization of cost of insurance acquired	1,206	1,816	1,546
Goodwill impairment	12,624	—	—
Total benefits and expenses	$257,234	251,173	244,800

December 31, 2021 | 10-K 40

CITIZENS, INC.

Claims and Surrenders.  Payment of death claims and surrender benefits is our primary use of cash. Claims and surrenders decreased 1.2% from $121.1 million in 2020 to $119.7 million in 2021.

Years ended December 31, (In thousands)	2021	2020	2019
Claims and surrenders:
Death claim benefits	$31,380	27,195	25,100
Surrender benefits	51,638	54,827	49,293
Endowment benefits	9,572	11,026	12,247
Matured endowment benefits	20,304	21,580	15,147
Property claims	2,112	2,807	1,563
Accident and health benefits	332	219	232
Other policy benefits	4,397	3,491	3,245
Total claims and surrenders	$119,735	121,145	106,827
•Death claim benefits increased 15.4% in 2021 compared to 2020. The increases were due to both a higher volume, including COVID-19 related deaths, and a higher average amount of reported claims. Mortality experience and COVID-19 impacts will continue to be closely monitored by the Company.
•Surrender benefits decreased 5.8% in 2021 compared to 2020. The decrease in surrender benefits is primarily within our Life Insurance segment. Surrender benefits have been high in recent years due to international policies that have been in force for an extended period and have little or no associated surrender charges, but we have focused our efforts on retaining policyholders and believe we have begun to see positive benefits from these efforts starting in the second half of 2021. Surrender benefits represented less than 1.1% of total direct life insurance in force of $4.6 billion as of December 31, 2021.
•Property claim expenses decreased 24.8% in 2021 compared to 2020 due to fewer hurricanes impacting Louisiana in 2021.

Increase in Future Policy Benefit Reserves.  Future policy benefit reserves increased 21.8% in 2021 compared to 2020 due to better persistency and higher first year sales in both of our segments.

Policyholder Dividends.  Most of our Life Insurance segment's international policies contain guaranteed cash values and are participating (i.e., provide for cash dividends as apportioned by our Board of Directors). Policyholders' dividends increased by 10.6% in 2021 as compared to 2020 due to increased sales in 2021 and improved policyholder retention.
Commissions. Commission expenses are a cost of acquiring business, as commissions are the primary compensation paid to our independent consultants and independent agents for selling our products. First year

December 31, 2021 | 10-K 41

CITIZENS, INC.

commission rates are higher than renewal commission rates. Commissions fluctuate directly in relation to sales and thus the increase in commissions in 2021 as compared to 2020 was due to higher sales in 2021.

Other General Expenses.  Total general expenses decreased $10.3 million, or 19.2%, in 2021 compared to 2020. Other general expenses in 2020 included $10.0 million of non-recurring expenses related to change-in-control severance expenses. We continue to work on improving our controllable operating expenses and in 2021, we had lower audit and long-term incentive compensation expenses compared to 2020.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  We capitalize costs related to successful sales of our insurance products, which include certain commissions, policy issuance costs, and underwriting and agency expenses. These costs vary based upon amounts or premiums received related to new and renewal business. Capitalized DAC was $22.7 million and $20.5 million in 2021 and 2020, respectively.  Increases in capitalized amounts are in line with the increases in new sales activity.  Significantly lower amounts are capitalized related to renewal business in correlation with the lower commissions paid on that business compared to first year business, which has higher commission rates.

Amortization of Deferred Policy Acquisition Costs. Amortization of DAC totaled $25.0 million and $27.4 million in 2021 and 2020, respectively. The decrease in amortization is a result of better persistency and sales. Amortization of DAC is impacted by new business, persistency and the level of surrenders.
Amortization of Cost of Insurance Acquired ("COIA"). Amortization of COIA decreased in 2021 compared to 2020 due primarily to an update in our Home Service Insurance segment's expected earned rate assumptions used within annuity models that resulted in additional amortization of approximately $0.2 million in 2020.

Goodwill Impairment. We recognized a goodwill impairment in our Life Insurance segment of $12.6 million in 2021. The impairment was triggered by increases in our carrying value of the Life Insurance segment due to the release of a $43.8 million uncertain tax position in the fourth quarter of 2021 following the expiration of the statute of limitations for the tax year ended December 31, 2017.

Federal Income Tax.  Federal income tax benefits of $43.5 million in 2021 and $1.3 million in 2020 resulted in effective tax rates of 650.0% and 10.8%, respectively. The significant tax benefit in 2021 is comprised of the release of the uncertain tax position of $43.8 million related to the expiration of the statute of limitations for the year ended December 31, 2017.  Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes. Refer to Note 9. Income Taxes in the notes to our consolidated financial statements for further discussion.

SEGMENT OPERATIONS

As described above, our business is comprised of two operating business segments:

•Life Insurance
•Home Service Insurance

These segments are reported in accordance with U.S. GAAP. The Company evaluates profit and loss performance based on net income (loss) before federal income taxes for these segments.

Years ended December 31, (In thousands)	2021	2020	2019
Income (loss) before federal income taxes:
Segments:
Life Insurance	$918	9,894	11,795
Home Service Insurance	(2,036)	(3,470)	1,181
Total Segments	(1,118)	6,424	12,976
Other Non-Insurance Enterprises	(5,570)	(18,741)	(7,231)
Total income (loss) before federal income taxes	$(6,688)	(12,317)	5,745

December 31, 2021 | 10-K 42

CITIZENS, INC.

LIFE INSURANCE

Our Life Insurance segment primarily issues ordinary whole life insurance and endowment policies in U.S. dollar-denominated amounts to non-U.S. residents in more than 70 countries through almost 1,000 active independent marketing consultants as of December 31, 2021.

Years ended December 31, (In thousands)	2021	2020	2019
Revenue:
Premiums
Life insurance	$125,558	128,900	136,941
Accident and health insurance	500	301	725
Net investment income	47,216	45,885	44,779
Investment related gains, net	9,176	1,340	6,795
Other income	3,362	1,806	1,412
Total revenue	185,812	178,232	190,652
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	91,390	93,813	82,964
Increase in future policy benefit reserves	29,407	25,825	39,873
Policyholders' dividends	6,140	5,554	6,004
Total insurance benefits paid or provided	126,937	125,192	128,841
Commissions	18,747	17,944	20,128
Other general expenses	20,846	16,323	23,012
Capitalization of deferred policy acquisition costs	(16,174)	(15,568)	(17,448)
Amortization of deferred policy acquisition costs	21,571	23,987	23,832
Amortization of cost of insurance acquired	343	460	492
Goodwill impairment	12,624	—	—
Total benefits and expenses	184,894	168,338	178,857
Income (loss) before federal income taxes	$918	9,894	11,795

Income before federal income tax expense decreased in 2021 as compared to 2020 due primarily to the goodwill impairment.

Life Insurance Segment premium breakout is detailed below.

Years ended December 31, (In thousands)	2021	2020	2019
Premiums:
First year	$11,420	10,397	11,692
Renewal	114,638	118,805	125,974
Total premium	$126,058	129,202	137,666

Over 90% of our Life Insurance premium revenue in both 2021 and 2020 was generated by renewal premiums. While first year premiums increased by 9.8% in 2021 as compared to 2020, overall premium revenue decreased by 2.4% in 2021 compared to 2020 as renewal premiums declined by 3.5%. We believe that the increase in first year premiums is the result of actions we have taken over the past 18 months in executing on our strategic initiatives, including sales promotions and campaigns, focused training on virtual selling, and recruiting new independent contractors in 2021. Renewal premiums have been declining over the last several years, due in part to our

December 31, 2021 | 10-K 43

CITIZENS, INC.

withdrawal from Brazil and also due to one of our top distributors in Venezuela leaving our Company and as we discussed in Item 3 - Legal Proceedings, we believe is illegally competing with us and stealing our trade secrets and business. We began to stem the decline of renewal premiums in 2021, which we believe is due in part to our retention efforts that we also discuss in Part I. Item 1, Business - Strategic Initiatives.

Endowment sales represent a significant portion of our new business sales internationally and totaled approximately $10.0 million and $8.6 million in 2021 and 2020, respectively, representing approximately 87.2% and 82.7% of total first year premiums in 2021 and 2020, respectively.

International Premiums. The following table sets forth, for our top five producing countries, our direct premiums from our international life insurance business for the periods indicated.

Years ended December 31, (In thousands, except for %)	2021		2020		2019
Country:
Colombia	$24,829	20.2%	$25,783	20.4%	$26,768	20.1%
Taiwan	19,042	15.5	19,078	15.1	19,403	14.6
Venezuela	17,788	14.5	19,956	15.8	22,353	16.8
Ecuador	13,115	10.7	13,301	10.5	14,198	10.6
Argentina	9,160	7.5	9,175	7.3	10,069	7.6
Other Non-U.S.	38,871	31.6	38,992	30.9	40,562	30.3
Total	$122,805	100.0%	$126,285	100.0%	$133,353	100.0%

The five countries listed above represented the majority of the new and renewal premiums in both 2021 and 2020. All experienced slight declines in 2021 as compared to 2020, which is due to the overall decline in our renewal business. However, premiums from Venezuela continue to decrease more than the other countries and decreased by 10.9% from 2020 to 2021. One of our largest distributors, who is based in Venezuela, has left our Company and based upon discovery conducted in such lawsuit, we believe is illegally competing with us and negatively affecting our business in Venezuela.

Domestic Premiums. Domestic premiums in our Life Insurance segment were $5.0 million in 2021, compared to $5.1 million in 2020. The majority of the premium recorded in 2020 and 2021 is related to renewal business as we discontinued new sales of domestic ordinary whole life and endowment life insurance products within our Life Insurance segment in 2017. In 2021, we introduced new domestic whole life products and distribution to expand our Life Insurance segment to the Hispanic market in Florida. However, our efforts to recruit agents to sell our products have been slower than we expected and we are re-evaluating our sales distribution approach, initiatives and domestic life insurance offerings in the Florida market in 2022.

December 31, 2021 | 10-K 44

CITIZENS, INC.

Net Investment Income.  Net investment income in our Life Insurance segment increased 2.9% in 2021 compared to 2020 due to continued growth in average invested assets. We experienced a decrease in portfolio yield of two basis points in this segment in 2021 compared to 2020 as we continue to face a challenging investment environment for fixed maturity assets, which account for the majority of our investment portfolio.

Years ended December 31, (In thousands, except for %)	2021	2020	2019
Net investment income	$47,216	45,885	44,779
Average invested assets, at amortized cost	1,109,466	1,071,792	1,016,055
Annualized yield on average invested assets	4.26%	4.28%	4.41%

Investment Related Gains, Net.  The investment related gain for 2021 was primarily due to the appreciation in the value of our limited partnership investments. The investment related gain for 2020 was primarily due to the appreciation in value of a preferred stock exchange traded fund purchased during the first quarter of 2020 as we were able to take advantage of the market dislocation to identify an attractive risk-adjusted investment opportunity.

Claims and Surrenders. A breakout of the primary claims and surrender benefits for the Life Insurance segment is detailed below.

Years ended December 31, (In thousands)	2021	2020	2019
Claims and surrenders:
Death claim benefits	$8,160	5,990	6,710
Surrender benefits	49,439	52,218	46,062
Endowment benefits	9,565	11,016	12,233
Matured endowment benefits	19,709	20,965	14,601
Accident and health benefits	135	149	128
Other policy benefits	4,382	3,475	3,230
Total claims and surrenders	$91,390	93,813	82,964
75.7% of our claims and surrender benefits in 2021 and 78.0% in 2020 were related to payment of surrender benefits and matured endowment benefits. Policy surrenders decreased 5.3% in 2021 as compared to 2020 and matured endowment benefits decreased by 6.0% in 2021 as compared to 2020. Surrender benefits have been higher than usual the last several years. However, policy surrenders decreased as we have instituted new programs seeking to curb surrenders. Matured endowment benefits had been increasing over the last several years

December 31, 2021 | 10-K 45

CITIZENS, INC.

but leveled off this year, which is expected, due to endowment products reaching their stated maturities. These charges are within expected levels.

The other key component of claims and surrender benefits is death claim benefits, which increased 36.2% in 2021 compared to 2020 due to both a higher volume, including COVID-19 related deaths, and a higher average amount of reported claims. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

Increase in future policy benefit reserves. The change in future policy benefit reserves increased 13.9% in 2021 compared to 2020 due to better persistency. In addition, the change in future policy reserves for 2021 was lower due to an $0.8 million adjustment for the conversion of a small block of policies to our new actuarial valuation system for our Life Insurance segment during the second quarter of 2021.

HOME SERVICE INSURANCE

Our Home Service Insurance products consist primarily of small face amount ordinary whole life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs. In June 2021, we added a new whole life product to this market that has higher allowable face values; and in the fourth quarter of 2021, we added a new critical illness insurance product. Our Home Service Insurance segment also sells property insurance policies covering dwellings and contents with maximum coverage of $30,000 per dwelling.

Years ended December 31, (In thousands)	2021	2020	2019
Revenue:
Premiums
Life insurance	$44,243	41,428	41,410
Accident and health insurance	750	718	658
Property insurance	3,677	3,982	4,613
Net investment income	13,224	13,051	13,058
Investment related gains, net	618	223	1,470
Other income	7	19	4
Total revenue	62,519	59,421	61,213
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	28,345	27,332	23,863
Increase in future policy benefit reserves	7,037	4,098	1,839
Policyholders' dividends	40	33	36
Total insurance benefits paid or provided	35,422	31,463	25,738
Commissions	16,716	14,125	14,094
Other general expenses	14,739	17,402	19,517
Capitalization of deferred policy acquisition costs	(6,566)	(4,907)	(4,807)
Amortization of deferred policy acquisition costs	3,381	3,452	4,436
Amortization of cost of insurance acquired	863	1,356	1,054
Total benefits and expenses	64,555	62,891	60,032
Income (loss) before income tax expense	$(2,036)	(3,470)	1,181

Our net loss before income tax expense decreased by $1.4 million in 2021 due primarily to higher first year and renewal life insurance premiums, which drove the total segment revenue increase of 5.2% in 2021 compared to 2020. The increase was partially offset by higher reinstatement premiums for reinsurance coverage from the impact of Hurricane Ida in 2021. First year life premiums increased due mainly to our sales campaigns that focused on increasing the face amount of insurance sold as well as the introduction of our new whole life product in this

December 31, 2021 | 10-K 46

CITIZENS, INC.

segment, which has a higher maximum face value. Renewal premiums increased during 2021 due to improvements in our collection and payment processes, strong collection efforts by our independent agents and our insureds' increased disposable income due to government stimulus and assistance programs related to the COVID-19 pandemic. Sales during the 2020 period were negatively impacted by the COVID-19 pandemic.

Our benefits and expenses in this segment increased by $1.7 million in 2021 as compared to 2020, primarily due to higher claims and surrenders, as well as an increase in future policy benefit reserves in 2021 due to better persistency and higher first year sales, partially offset by a decrease in other general expenses.

Claims and Surrenders.  A breakout of claims and surrender benefits for the Home Service Insurance segment is detailed below.

Years ended December 31, (In thousands)	2021	2020	2019
Claims and surrenders:
Death claim benefits	$23,220	21,205	18,390
Surrender benefits	2,199	2,609	3,231
Endowment benefits	7	10	14
Matured endowment benefits	595	615	546
Property claims	2,112	2,807	1,563
Accident and health benefits	197	70	104
Other policy benefits	15	16	15
Total claims and surrenders	$28,345	27,332	23,863

The majority of claims and surrender benefits in our Home Service Insurance segment relate to death claim benefits. Death claim benefits increased 9.5% in 2021 compared to 2020 due to both a higher volume, including COVID-19 related deaths, and a higher average amount of reported claims. Mortality experience is closely monitored by the Company and can fluctuate based on reported claims as a key performance indicator.

Property claims decreased in 2021 compared to 2020. The Company was impacted by Hurricane Ida in 2021 and by Hurricanes Laura, Delta and Zeta in 2020. We have a reinsurance agreement that covers catastrophic events such as hurricanes. This agreement contains a maximum coverage of $11.0 million per event and a retention level of $0.5 million per event. The decreased hurricane activity in 2021 helped reduce our property claims in 2021 compared to 2020.

Increase in future policy benefit reserves. The change in future policy benefit reserves increased 71.7% in 2021 compared to 2020 due to higher sales and improved retention in 2021.

Other general expenses. Other general expenses decreased in 2021 compared to 2020 as a result of a released tax compliance best estimate liability of $1.8 million and lower expenses due to changes we made to our distribution structure in 2020.

OTHER NON-INSURANCE ENTERPRISES

Years ended December 31, (In thousands)	2021	2020	2019
Income (loss) before federal income tax	$(5,570)	(18,741)	(7,231)

December 31, 2021 | 10-K 47

CITIZENS, INC.

This operating unit represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under U.S. GAAP, which typically results in a segment loss. Revenue in this operating unit consists primarily of net investment income and investment related gains or losses, while expenses consist of other general expenses. The loss reported for 2021 declined as other general expenses decreased in 2021 due to the $10.0 million in severance payments paid in 2020 related to our change in control. The Company also sold its former training facility located near Austin, Texas during 2021, resulting in a gain on the sale of $1.0 million.

INVESTMENTS

Our investments play a significant role in the success of our business, as we invest the majority of premiums collected to pay for future benefits and rely on net investment income for our ongoing operations. The administration of our investment portfolio is handled by our management and a third-party investment manager, pursuant to Board-approved investment guidelines. State insurance statutes prescribe the quality and percentage of the various types of investments that may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, mortgage loans and real estate within certain specified percentages. Our investment guidelines comply with the applicable statutes and thus fixed maturity securities comprise a majority of our investment portfolio. The assets are intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for our insurance company subsidiaries to meet their respective policyholder obligations and operating expenses.

The following table shows the carrying value of our investments by investment category and cash and the percentage of each to total invested assets.

As of December 31, (In thousands, except for %)	2021	%	2020	%
Cash and invested assets:
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$15,070	0.9%	$16,117	1.0%
Corporate	893,008	54.0	877,208	52.8
Municipal bonds (1)	383,958	23.3	409,665	24.7
Mortgage-backed (2)	133,795	8.1	140,184	8.5
Asset-backed	44,676	2.7	46,091	2.8
Foreign governments	110	—	118	—
Total fixed maturity securities	1,470,617	89.0	1,489,383	89.8
Cash and cash equivalents	27,294	1.7	34,131	2.1
Other investments:
Policy loans	80,307	4.9	83,318	5.0
Equity securities	14,844	0.9	22,102	1.3
Real estate and other long-term investments	57,399	3.5	29,865	1.8
Total cash and invested assets	$1,650,461	100.0%	$1,658,799	100.0%
(1) Includes $158.6 million and $164.0 million of securities guaranteed by third parties at December 31, 2021 and 2020, respectively.
(2) Includes $133.7 million and $139.8 million of U.S. Government agencies and government-sponsored enterprises at December 31, 2021 and 2020, respectively.

During 2021, we continued repositioning our portfolio into more diversified holdings as part of our investment management strategy. As investments matured or were called, the Company increased investments in corporate securities, which now represent 54.0% of our cash and invested assets as of December 31, 2021 as compared to 52.8% at December 31, 2020. The Company has also decreased its exposure to the municipal bond market, which represents 23.3% of the investment portfolio as of December 31, 2021 compared to 24.7% as of December 31, 2020.

December 31, 2021 | 10-K 48

CITIZENS, INC.

Cash and cash equivalents decreased as of December 31, 2021 compared to December 31, 2020 due to timing of cash inflows and investments of cash into marketable securities.

Real estate and other long-term investments increased to $57.4 million as of December 31, 2021, as compared to $29.9 million as of December 31, 2020, primarily due to investments of $37.9 million in limited partnerships, partially offset by the sale of our former training facility for $2.5 million and the payment of $8.8 million of severance previously held in a Rabbi trust for the benefit of our former chief executive officer.

At December 31, 2021, investments in fixed maturity and equity securities were 90.0% of our total cash and invested assets.  All of our fixed maturity securities were classified as available-for-sale at December 31, 2021 and 2020.  We had no fixed maturity securities that were classified as trading securities at December 31, 2021 or 2020.

The following table shows annualized investment yields by segment and on a consolidated basis as of December 31 for each year presented.

Year	Life Insurance	Home Service Insurance	Consolidated
2021	4.26%	4.37%	4.24%
2020	4.28%	4.37%	4.24%
2019	4.41%	4.45%	4.36%

Yields on investment assets vary between segment operations due to different portfolio mixes and durations in the segments. The consolidated yields include our other non-insurance enterprises. The sustained low interest rate environment of the past several years for fixed maturity assets, which account for the majority of our investment portfolio, has required us to reinvest a portion of our portfolio at lower interest rates; however, diversification of our investment portfolio into limited partnership investments helped offset a challenging investment environment for fixed maturity securities in 2021.

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

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value.

December 31, (In thousands, except for %)	2021	%	2020	%
AAA	$29,572	2.0%	$31,990	2.1%
AA	425,996	29.0	449,934	30.3
A	418,465	28.5	451,488	30.3
BBB	565,923	38.5	532,993	35.8
BB and other	30,661	2.0	22,978	1.5
Totals	$1,470,617	100.0%	$1,489,383	100.0%

The Company made new investments in investment grade bonds during 2021.  Non-investment grade securities are the result of downgrades of issuers or securities acquired during acquisitions of other companies, as the Company has not purchased below investment grade securities.

December 31, 2021 | 10-K 49

CITIZENS, INC.

As of December 31, 2021, the Company held municipal fixed maturity securities that include third-party guarantees.  Detailed below is a presentation by credit rating of our municipal holdings by funding type.

	December 31, 2021
	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Municipal fixed maturity securities shown including third-party guarantees
AAA	$20,655	19,588	3,315	3,078	—	—	23,970	22,666	6.4%
AA	51,780	48,158	124,926	117,665	12,010	10,824	188,716	176,647	49.5
A	17,497	16,116	116,115	105,646	5,008	4,412	138,620	126,174	35.4
BBB	3,389	3,059	13,490	12,940	1,537	1,450	18,416	17,449	4.9
BB and other	4,703	4,413	9,533	9,245	—	—	14,236	13,658	3.8
Total	$98,024	91,334	267,379	248,574	18,555	16,686	383,958	356,594	100.0%
Municipal fixed maturity securities shown excluding third-party guarantees
AAA	$2,568	2,526	—	—	—	—	2,568	2,526	0.7%
AA	35,200	33,377	49,088	45,885	7,380	6,526	91,668	85,788	24.1
A	28,849	26,902	141,759	130,001	7,941	7,141	178,549	164,044	46.0
BBB	6,727	6,047	35,720	33,863	57	55	42,504	39,965	11.2
BB and other	24,680	22,482	40,812	38,825	3,177	2,964	68,669	64,271	18.0
Total	$98,024	91,334	267,379	248,574	18,555	16,686	383,958	356,594	100.0%

The table below shows the categories in which the Company held investments in special revenue bonds that were greater than 10% of fair value based upon the Company's portfolio of municipal fixed maturity securities at December 31, 2021.

(In thousands, except for %)	Fair Value	Amortized Cost	% of Total Fair Value
Education	$69,130	65,040	18.0%
Utilities	62,545	55,958	16.3%
Transportation	44,210	42,569	11.5%

The Company's municipal holdings are spread across many states. However, municipal fixed maturity securities from Texas and California comprise the most significant concentration of the total municipal holdings portfolio as of December 31, 2021.

The Company holds 21.6% and 12.9% of its municipal holdings in Texas and California issuers, respectively, as of December 31, 2021. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of December 31, 2021.

December 31, 2021 | 10-K 50

CITIZENS, INC.

The table below represents the Company's detailed exposure to municipal bond portfolio by credit rating in Texas at December 31, 2021.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas securities including third-party guarantees
AAA	$20,082	19,080	3,315	3,078	—	—	23,397	22,158
AA	21,535	20,821	13,660	12,777	57	55	35,252	33,653
A	—	—	21,671	21,832	—	—	21,671	21,832
BBB	—	—	1,959	1,825	—	—	1,959	1,825
BB and other	—	—	534	505	—	—	534	505
Total	$41,617	39,901	41,139	40,017	57	55	82,813	79,973

Texas securities excluding third-party guarantees
AAA	$2,568	2,526	—	—	—	—	2,568	2,526
AA	31,801	30,439	3,216	3,032	—	—	35,017	33,471
A	6,034	5,788	29,369	28,993	—	—	35,403	34,781
BBB	1,214	1,148	5,611	5,199	57	55	6,882	6,402
BB and other	—	—	2,943	2,793	—	—	2,943	2,793
Total	$41,617	39,901	41,139	40,017	57	55	82,813	79,973

The table below represents the Company's detailed exposure to municipal bond portfolio by credit rating in California at December 31, 2021.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
California securities including third-party guarantees
AA	$—	—	31,942	30,407	2,933	2,729	34,875	33,136
A	1,705	1,650	8,354	8,113	—	—	10,059	9,763
BBB	—	—	4,757	4,653	—	—	4,757	4,653
Total	$1,705	1,650	45,053	43,173	2,933	2,729	49,691	47,552
California securities excluding third-party guarantees
AA	$—	—	3,708	3,639	—	—	3,708	3,639
A	1,705	1,650	16,076	15,463	2,933	2,729	20,714	19,842
BBB	—	—	8,315	7,847	—	—	8,315	7,847
BB and other	—	—	16,954	16,224	—	—	16,954	16,224
Total	$1,705	1,650	45,053	43,173	2,933	2,729	49,691	47,552

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

Beginning January 1, 2020, in connection with the adoption of a new accounting standard, the Company assesses available-for-sale ("AFS") fixed maturity securities in an unrealized loss position for expected credit losses. See Note 1. Summary of Significant Accounting Policies for a discussion regarding our application of this accounting standard. The Company recorded no credit losses on securities in 2021 or 2020.

December 31, 2021 | 10-K 51

CITIZENS, INC.

Gross unrealized losses on AFS fixed maturity securities amounted to $3.0 million as of December 31, 2021 and $1.9 million as of December 31, 2020.  This increase in gross unrealized losses during 2021 was a result of the increase in average interest rates compared to 2020.

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

We believe we have established appropriate reinsurance coverage based upon our net retained insured liabilities compared to our surplus.

The effect of reinsurance on premiums is as follows.

Years ended December 31, (In thousands)	2021	2020	2019
Direct premiums	$178,806	178,952	187,009
Reinsurance assumed	84	91	99
Reinsurance ceded	(4,162)	(3,714)	(2,761)
Net premiums	$174,728	175,329	184,347

Our insurance subsidiaries monitor the solvency of their reinsurers in seeking to minimize the risk of loss in the event of default by a reinsurer.  The primary reinsurers of our insurance subsidiaries are large, well-capitalized entities.

The effect of reinsurance on life insurance in force is as follows.

Years ended December 31, (In millions)	2021	2020	2019
Direct written life insurance in force	$4,628	4,612	4,729
Reinsurance assumed	4	5	5
Reinsurance ceded	(466)	(475)	(487)
Net life insurance in force	$4,166	4,142	4,247

Virtually all of the Company's non-credit accident and health insurance has been reinsured and is administered by Unified Life Insurance Company, an unaffiliated party.

The Company monitors the credit ratings of our life and property reinsurers.  The ratings by A.M. Best Company range from B+ (Good) to A+ (Superior).

SPFIC generally carries first and second event catastrophe reinsurance coverage of $10.5 million per event and a retention level of $0.5 million per event.  Thus, the first $0.5 million of incurred claims and any claims in excess of $11.0 million per event are SPFIC's responsibility.  The reinsurance premium for catastrophe reinsurance was $2.3 million in 2021, $1.4 million in 2020 and $0.8 million in 2019.

December 31, 2021 | 10-K 52

CITIZENS, INC.

LIQUIDITY AND CAPITAL RESOURCES

Below are our primary capital resources (based on carrying value) at each of December 31, 2021 and 2020.

(In thousands, except for %)	2021	2020
Fixed maturity securities	$1,470,617	1,489,383
Cash and cash equivalents	27,294	34,131

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  In the year ended December 31, 2021, our operations provided $40.5 million in net cash. We manage our insurance operations as described herein in order to ensure that we have stable and reliable sources of cash flows to meet our obligations. We currently anticipate meeting our short-term and long-term cash needs with cash generated by our insurance operations and from our invested assets. From time-to-time we may raise capital by selling shares in our SIP (as defined below) and we may also access our Credit Facility if needed (both as described below).

PARENT COMPANY LIQUIDITY AND CAPITAL RESOURCES

Citizens is a holding company and has had minimal operations of its own. Our assets consist of the capital stock of our subsidiaries, cash and investments. Our liquidity requirements are met primarily from two sources: cash generated from our operating subsidiaries and our invested assets. Our ability to obtain cash from our insurance subsidiaries depends primarily upon the availability of statutorily permissible payments, including payments Citizens receives from service agreements with our life insurance subsidiaries and dividends from the subsidiaries. The ability to make payments to the holding company is limited by applicable laws and regulations of Bermuda and U.S. states of domicile which subject insurance operations to significant regulatory restrictions. As discussed in Part I, Item 1, Business and Part I. Item 1A. Risk Factors, these laws and regulations require, among other things, that our insurance subsidiaries maintain minimum capital requirements, which limit the amount of dividends that can be paid to the holding company. The regulations also require approval of our service agreements with the applicable regulatory authority in order to prevent insurance subsidiaries from moving large amounts of cash to the unregulated holding company.

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

On May 5, 2021, we entered into a Credit Facility with Regions Bank. See Part IV, Item 1, Note 7, Commitments and Contingencies in the notes to our consolidated financial statements, herein, for a description of the Credit Facility. The Credit Facility provides additional liquidity to the Company for short-term and longer-term needs. As of December 31, 2021, we have not borrowed any money under the Credit Facility and have no immediate plans to do so.

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium revenues, investment income and investment maturities. Our primary uses of cash are for payments of policy benefits to policyholders, investment purchases, and operating expenses. Historically, cash flow from our operations has been sufficient to meet our cash needs and we have not had to liquidate a material amount of investments to pay our expenses and we did not do so in 2021. Premium revenue was $174.7 million and $175.3 million in the years ended December 31, 2021 and 2020, respectively. See Contractual Obligations and Off-balance Sheet Arrangements below for a discussion of known and estimated cash needs related to payments of future policy benefits and policy claims. Cash flow projections and cash flow tests under various market interest rate scenarios are performed annually to assist in evaluating liquidity needs and adequacy.

Cash from Operations. Cash provided by (used in) operating activities is an important liquidity metric because it reflects, during a given period, the amount of cash generated that is available to pay our operating expenses or

December 31, 2021 | 10-K 53

CITIZENS, INC.

make strategic acquisitions. Cash provided by operating activities was $40.5 million and $48.8 million for the years ended December 31, 2021 and 2020, respectively. Cash provided by operations was lower in 2021 due to (i) the $8.8 million severance payment to our former CEO, (ii) decreased renewal premiums in our international business; and (iii) increased first year premiums, which have higher costs associated with them than renewal premiums, such as commissions. During the third quarter of 2020, the Company used funds from matured securities to pay $6.0 million to the IRS for the tax compliance matter described in Note 7. Commitments and Contingencies in the notes to our consolidated financial statements. As noted in Note 7. Commitments and Contingencies, the IRS processed these withholding tax returns in 2021, and the Company considers this matter closed.

Cash from/used in Investments. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows, for the most part, are reinvested in fixed income securities and to a lesser extent limited partnerships or other alternative investments. Net cash outflows from investing activities totaled $41.1 million and $61.8 million for the years ended December 31, 2021 and 2020, respectively. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds. Our investments consist of 90.6% of marketable fixed maturity securities classified as available-for-sale and 0.9% of equity securities that could be readily converted to cash for liquidity needs. Over the last several years, a large portion of our fixed maturity security investment portfolio has matured or called, which required us to reinvest in fixed maturity securities with lower interest rates. We are seeking to diversify our portfolio with limited partnership investments in order to earn higher investment income to mitigate the effect of a decrease in our spread between our policy liability crediting rates and our investment earned rates (our gross margin), which could also negatively impact our liquidity. Our investment portfolio (and, specifically, the valuations of investment assets we hold) has also been, and may continue to be, adversely affected as a result of market developments from the COVID-19 pandemic and uncertainty regarding its outcome. Moreover, changes in interest rates, reduced liquidity or a continued slowdown in the U.S. or in global economic conditions may also adversely affect the values and cash flows of these assets.

Cash from/used in Financing Activities. Cash used in financing activities was $6.2 million for the year ended December 31, 2021 due primarily to the purchase of 100% of the outstanding Class B common stock from the Harold E. Riley Foundation for $9.1 million in March 2021. This amount was partially offset by $2.3 million we received from issuing shares under our SIP and $1.1 million net in annuity deposits received higher than annuity withdrawals.

Trends, Demands and Restrictions on our Uses of Cash

Because claims and surrenders are our largest expense, a primary liquidity concern is the risk of either (i) an extraordinary level of early policyholder surrenders, or (ii) higher than expected mortality experience. In order to mitigate the risk of early policyholder surrenders, we include provisions in our insurance policies, such as surrender charges, that help limit and discourage early withdrawals. As previously discussed, surrender benefits have been higher than usual the last several years as many of our policies have reached the age where surrender charges have expired and due to other reasons, like the loss of one of our biggest distributors in Venezuela (see Item 3. Legal Proceedings). However, policy surrenders decreased 5.3% in 2021 when compared to 2020 as we have instituted new programs seeking to curb surrenders. To the extent that early surrenders are higher than expected, our liquidity could be negatively impacted. We continue to monitor surrenders and early withdrawals.

Our whole life and endowment products provide the policyholder with alternatives once the policy matures - they can choose to take a lump sum payout or leave the money on deposit at interest with the Company. As of December 31, 2021, 40% of the Company's total insurance in force was in endowment products. Approximately 15% of the endowments in force will mature in the next five years. Policyholder election behavior is unknown, but if too many policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell securities at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the market rate we are earning on our investments. We currently anticipate that our available operating cash flow and capital resources will be adequate to meet our needs for funds, but we will monitor closely our policyholder behavior patterns.

December 31, 2021 | 10-K 54

CITIZENS, INC.

Primarily due to the COVID-19 pandemic, we have experienced increased death claim benefits over the last two years. Because the pandemic was an unforeseen event that was not priced into our product assumptions, to the extent we continue to experience increased claims and the associated death benefit payouts as a result of the COVID-19 pandemic, our liquidity could be negatively impacted. Some of our policies include pandemic exclusions, and we carry reinsurance to offset some of these risks.

As discussed above, we are subject to regulatory capital requirements that could affect the Company’s ability to access capital from our insurance operations or cause the Company to have to put additional cash in our wholly-owned subsidiaries. We experienced substantial increases in property claims in the 2021 and the last half of 2020 due in large part to four hurricanes that hit Louisiana. As a result, SPLIC had to contribute capital to SPFIC in both 2021 and 2020 in order to maintain statutory capital requirements.

Our domestic companies are subject to minimum capital requirements set by the NAIC in the form of risk-based capital ("RBC"). RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a parental guarantee between Citizens and CICA, Citizens' wholly-owned subsidiary domiciled in Colorado, to maintain a RBC level above 350%. At December 31, 2021, our domestic insurance subsidiaries were above the required minimum RBC levels.

CICA International is a Bermuda domiciled company. The BMA requires Bermuda insurers to maintain available statutory economic capital and surplus at a level equal to or in excess of the BMA's Enhanced Capital Requirement, which requires a certain Target Capital Level ("TCL"). As of December 31, 2021, CICA International was above the TCL threshold. At the request of the BMA, on April 15, 2021, Citizens and CICA International entered into a Keep Well Agreement. The Keep Well Agreement requires Citizens to contribute up to $10 million in capital to CICA International as necessary to ensure that CICA International has a minimum capital level of 120%. Since CICA International's capital level currently exceeds 120%, Citizens is not currently required to make a capital contribution. Any capital injection that Citizens is required to make under the parental guarantee with CICA or under the Keep Well Agreement with CICA International could negatively impact the Company's capital resources and liquidity.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Our material cash requirements from known contractual and other obligations primarily relate to our policy liabilities. Expected timing of those payments are as follows:

As of December 31, 2021 (In thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual Obligations:
Investment commitments	$39,824	21,459	18,365	—	—
Real estate and equipment leases	10,827	1,015	2,134	2,377	5,301
Future policy benefit reserves	1,472,829	36,906	104,454	136,757	1,194,712
Policy claims payable	14,590	14,590	—	—	—
Total contractual obligations	$1,538,070	73,970	124,953	139,134	1,200,013
Future Policy Benefit Reserves and Policy Claims Payable. As a life insurance company, the vast majority of our known cash requirements are for payments related to future policy benefits and policy claims payable, which we estimated in the table above. These amounts have been projected utilizing assumptions based upon our historical experience and anticipated future experience. Because the exact timing and amount of the future policy benefit reserves are subject to significant uncertainty, we have reflected the majority of the obligation in the more than five-years category.

December 31, 2021 | 10-K 55

CITIZENS, INC.

Real Estate Lease. The Company entered into a long-term lease agreement with an unrelated party for its home office in Austin, Texas and moved into its new home office in 2020. Payments under this long-term lease agreement average approximately $112,340 per month.

The Company does not have off-balance sheet arrangements at December 31, 2021. We do not utilize special purpose entities as investment vehicles, nor do we invest in any such entities that engage in speculative activities of any nature. In addition, we do not hedge our investment positions.

We have no known material cash requirements other than those described above.

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

Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the disclosure presented.  See Note 1. Summary of Significant Accounting Policies in the notes to our consolidated financial statements for further information on our critical accounting policies.

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

December 31, 2021 | 10-K 56

CITIZENS, INC.

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

Inherent in the capitalization and amortization of DAC are certain management judgments about what acquisition costs are deferred, the ending asset balance and the annual amortization.  Approximately 94.6% of our capitalized DAC are attributed to first year and renewal excess commissions.  The remaining 5.4% are attributed to other costs that vary with and are directly related to the successful acquisition of new insurance business.  Those costs generally include costs related to the production, underwriting and issuance of new business.

DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing on an annual basis, or when an event occurs that might require loss recognition testing. If loss recognition or impairment is necessary, DAC would be written off to the extent that anticipated future premiums and investment income is insufficient to cover expected future policy benefits and expenses. Loss recognition testing considers, among other things, actual experience and projected future experience and calculates the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years.  DAC is evaluated for recoverability using best estimate assumptions related to interest rates, mortality and lapses. Based on the results of DAC recoverability and loss recognition testing, management believes that our DAC for the years ended December 31, 2021 and 2020 is recorded at its estimated realizable value. However, if mortality increases by more than 125% from our underlying assumptions a loss recognition event could occur in our Home Service Insurance segment. Likewise, if interest rates decline significantly, a loss recognition event could occur in both of our operating segments.

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

December 31, 2021 | 10-K 57

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

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests are based initially on an estimate of the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years using best estimate assumptions related to interest rates, mortality and lapses.  Management believes that our COIA is recoverable for the years ended December 31, 2021 and 2020.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

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

The Company completes its annual goodwill assessment for the individual reporting units within the Life Insurance segment as of December 31 each year. We apply significant judgement when determining the estimated fair value of our reporting unit. These judgments incorporate multiple inputs, including discounted cash flow calculations based on assumptions that market participants would make in valuing the reporting unit, levels of economic capital, production levels and profitability of new business, pricing changes, spread compression, value of in force, discount rate and earnings projections. Estimates of fair value are inherently uncertain and represent management’s reasonable expectations regarding future developments. We recorded an impairment of $12.6 million in 2021 in our Life Insurance segment caused by increases in our carrying value of the segment due to the release of a $43.8 million uncertain tax position in the fourth quarter of 2021 following the expiration of the statute of limitations on the tax year ended December 31, 2017. This impairment is recorded on the Consolidated Statement of Operations. There was no impairment of goodwill in the years ended December 31, 2020 or 2019.

December 31, 2021 | 10-K 58

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

We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the "lock-in concept”) unless a premium deficiency exists.  Management monitors these assumptions and has determined that a premium deficiency did not exist as of December 31, 2021.  Management believes that our policy liabilities and increase in future policy benefit reserves as of the years ended December 31, 2021, 2020 and 2019 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision. Annually, the Company completes experience studies with respect to mortality, lapse, interest and expenses. The results of these studies are used for current year reserve adequacy testing, which includes loss recognition, goodwill, and establishing benefit liabilities and DAC for the following year's new issues.

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

TAX ACCOUNTING

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period in which the change is enacted.  CICA International, a wholly-owned subsidiary of Citizens, is considered a controlled foreign corporation for U.S. federal tax purposes. As a result, the insurance activity of CICA International is subject to Subpart F of the IRC and is included in Citizens taxable income on its U.S. federal income tax return. Due to the 0% enacted tax rate in Bermuda there are no deferred taxes recorded for CICA International's temporary differences.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 8. Financial Statements and Supplementary Data and "Accounting Pronouncements" in Note 1. Summary of Significant Accounting Policies in the notes to our consolidated financial statements.

December 31, 2021 | 10-K 59

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

The following table summarizes net unrealized gains and losses as of the dates indicated.

	December 31, 2021			December 31, 2020
(In thousands)	Amortized Cost	Fair Value	Net Unrealized Gains	Amortized Cost	Fair Value	Net Unrealized Gains
Total fixed maturity securities	$1,343,755	1,470,617	126,862	1,321,487	1,489,383	167,896
Total equity securities	$11,894	14,844	2,950	19,529	22,102	2,573

MARKET RISK RELATED TO INTEREST RATES

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments and policy loans, both of which comprised over 94.0% of our cash and investment portfolio as of December 31, 2021.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturity security investments include bonds issued by U.S. Government-sponsored enterprises, U.S. treasury bonds, securities issued by government agencies, state and municipal bonds, corporate bonds and other asset-backed securities.  26.1% of the fixed maturity securities at market value at December 31, 2021 were classified as state and political subdivisions, which are primarily municipal holdings. These holdings are diversified over several states with 34.5% of our state and municipal securities concentrated in Texas and California.

Changes in interest rates typically have a sizable effect on the fair value of our debt and equities securities. The interest rate of the ten-year U.S. Treasury bond increased to 1.52% at December 31, 2021, from 0.93% at December 31, 2020. Net unrealized gains on fixed maturity securities totaled $126.9 million at December 31, 2021, compared to $167.9 million at December 31, 2020, based upon bond interest rates in relation to the U.S. ten-year Treasury yield.

To manage interest risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity on an annual basis with respect to our fixed maturity security investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The Company performed an analysis of fair value changes using assumed 100 basis point shifts in interest rates, noting that the fair value of our fixed maturity investment portfolio of $1.5 billion would decrease by approximately $0.1 billion to a fair value of $1.4 billion upon a 100 basis point increase.  The following table shows the effects on the fair values of our fixed maturity investments based upon these scenarios.

	Fair Values of Fixed Maturity Investments
(In thousands)	-100	0	+100	+200	+300
Assumed fair value	$1,642,973	1,470,617	1,351,490	1,234,374	1,132,442

While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term change that illustrates the potential

December 31, 2021 | 10-K 60

CITIZENS, INC.

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

There are no fixed maturity securities or other investments that we classify as trading instruments.  All fixed maturity securities were classified as available-for-sale based upon fair value at December 31, 2021.  At December 31, 2021 and 2020, we had no investments in derivative instruments or subprime loans.

MARKET RISKS RELATED TO EQUITY PRICES

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 0.9% of our total investments at December 31, 2021, with 58.1% invested in diversified equity and bond mutual funds.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K.   Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and reported to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure.

December 31, 2021 | 10-K 61

CITIZENS, INC.

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

Management evaluated the design and operating effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this evaluation, management concluded that our internal control over financial reporting as of December 31, 2021 was effective.

Grant Thornton LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2021. Their attestation report is included in Item 9A(c) of this Annual Report.

December 31, 2021 | 10-K 62

CITIZENS, INC.

(c) ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Citizens, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Citizens, Inc. (a Colorado corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 11, 2022, expressed an unqualified opinion on those consolidated financial statements.

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

December 31, 2021 | 10-K 63

CITIZENS, INC.

become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Miami, Florida
March 11, 2022

(d) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   OTHER INFORMATION

None.

December 31, 2021 | 10-K 64

CITIZENS, INC.

PART III

The information in this Part III indicated below is incorporated by reference from other sections of this Annual Report on Form 10-K or from our definitive proxy statement pursuant to General Instruction G(3) of Form 10-K. We plan to file our definitive proxy statement for our 2022 annual meeting of shareholders within 120 days after December 31, 2021.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 of this Annual Report on Form 10-K incorporates by reference the information in the sections entitled "Corporate Governance," "Audit Matters," "Directors" and "Executive Officers" in our Proxy Statement.

Item 11. EXECUTIVE COMPENSATION

Item 11 of this Annual Report on Form 10-K incorporates by reference the information in the sections entitled "Directors - Director Compensation," "Executive Compensation" and "Board Matters - Compensation Committee Interlocks and Insider Participation" in our Proxy Statement.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, the Citizens, Inc. Omnibus Incentive Plan, as of December 31, 2021. See Note 11. Stock Compensation in the notes to our consolidated financial statements for additional information regarding our Omnibus Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	212,747	$5.75	2,450,015

Equity compensation plans not approved by security holders	—	—	—
Total	212,747	$5.75	2,450,015

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 of this Annual Report on Form 10-K incorporates by reference the information in the sections entitled "Board Matters - Director Independence" and "Board Matters - Certain Relationships and Related Party Transactions" in our Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Item 14 of this Annual Report on Form 10-K incorporates by reference the information in the section entitled "Audit Matters" in our Proxy Statement.

December 31, 2021 | 10-K 65

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

(3)   Exhibits

See the Index of Exhibits.

December 31, 2021 | 10-K 66

CITIZENS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Citizens, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Citizens, Inc. (a Colorado corporation) and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2022 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Development of Assumptions for Future Policy Benefit Reserves Loss Recognition Testing and Deferred Acquisition Costs Recoverability Testing

As described further in notes 1 and 4 to the financial statements, the Company develops assumptions that are used for several key estimates. These estimates include, but are not limited to, the loss recognition testing for future policy benefit reserves for life insurance contracts and deferred policy acquisition costs and their related recoverability estimate. The most significant assumptions include mortality, persistency, expense, and investment experience. These assumptions are based upon the Company’s experience, modified as necessary to reflect

December 31, 2021 | 10-K 67

CITIZENS, INC.

anticipated trends and to include provisions for possible adverse deviations. Management’s estimate of future policy benefits for life insurance contracts was $1.28 billion as of December 31, 2021, while the balance of deferred policy acquisitions costs which was subject to recoverability testing was $140.4 million as of December 31, 2021. We identified the development of assumptions for future policy benefit reserves loss recognition testing and deferred acquisition costs recoverability testing as a critical audit matter.

The principal considerations for our determination that the development of assumptions for future policy benefit reserves loss recognition testing and deferred acquisition costs recoverability testing is a critical audit matter are that the development of these assumptions requires management to make significant estimates regarding mortality, persistency, expense, and investment experience based on historical experience and future expectations. As such, auditing the development of such assumptions involved subjective and complex auditor judgment and the involvement of specialists.

Our audit procedures related to the development of assumptions for future policy benefit reserves loss recognition testing and deferred acquisition costs recoverability testing included the following, among others.

•We tested the design and operating effectiveness of management's review control over the mortality, persistency, expense, and investment experience assumption development process.
•We utilized a specialist in evaluating management's process, methodologies and judgments in the development of the assumptions of mortality, persistency, expense, and investment experience, that were used in management's testing of future policy benefit reserves loss recognition and deferred acquisition costs recoverability testing.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Miami, Florida
March 11, 2022

December 31, 2021 | 10-K 68

CITIZENS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Citizens, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Citizens, Inc. and consolidated subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Austin, Texas
March 10, 2021

We began serving as the Company's auditor in 2017. In 2021, we became the predecessor auditor.

December 31, 2021 | 10-K 69

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Balance Sheets
December 31, (In thousands)	2021	2020
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $1,343,755 and $1,321,487 in 2021 and 2020, respectively)	$1,470,617	1,489,383
Equity securities, at fair value	14,844	22,102
Policy loans	80,307	83,318
Real estate held-for-sale	—	2,571
Other long-term investments (portion measured at fair value $56,038 and $11,923 in 2021 and 2020, respectively; less allowance for losses of $— and $11 in 2021 and 2020, respectively)	57,399	27,294
Total investments	1,623,167	1,624,668
Cash and cash equivalents	27,294	34,131
Accrued investment income	16,197	16,137
Reinsurance recoverable	5,539	5,753
Deferred policy acquisition costs	140,380	104,913
Cost of insurance acquired	10,611	11,541
Goodwill and other intangible assets	941	13,570
Federal income tax receivable	762	—
Property and equipment, net	14,074	16,312
Due premiums	10,748	11,309
Other assets (less allowance for losses of $111 and $297 in 2021 and 2020, respectively)	4,798	5,086
Total assets	$1,854,511	1,843,420

See accompanying Notes to Consolidated Financial Statements.

December 31, 2021 | 10-K 70

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Balance Sheets
December 31, continued (In thousands, except share amounts)	2021	2020
Liabilities and Stockholders' Equity
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,278,987	1,246,423
Annuities	83,918	78,304
Accident and health	784	761
Dividend accumulations	37,760	33,336
Premiums paid in advance	40,690	40,605
Policy claims payable	14,590	13,206
Other policyholders' funds	30,690	22,447
Total policy liabilities	1,487,419	1,435,082
Commissions payable	2,285	2,572
Deferred federal income tax liability, net	15,456	9,564
Current federal income tax payable	—	43,916
Payable for securities in process of settlement	—	5,265
Other liabilities	28,780	46,076
Total liabilities	1,533,940	1,542,475
Commitments and contingencies (Notes 5 and 7)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 53,170,413 and 52,654,016 shares issued and outstanding as of December 31, 2021 and 2020, respectively, including shares in treasury of 3,135,738 as of December 31, 2021 and 2020	265,561	262,869
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding as of December 31, 2021 and 2020, including shares in treasury of 1,001,714 as of December 31, 2021	3,184	3,184
Accumulated deficit	(45,565)	(82,352)
Accumulated other comprehensive income:
Net unrealized gains on fixed maturity securities, net of tax	117,492	128,255
Treasury stock, at cost	(20,101)	(11,011)
Total stockholders' equity	320,571	300,945
Total liabilities and stockholders' equity	$1,854,511	1,843,420

See accompanying Notes to Consolidated Financial Statements.

December 31, 2021 | 10-K 71

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Loss)
Years Ended December 31, (In thousands, except share amounts)	2021	2020	2019
Revenues:
Premiums
Life insurance	$169,801	170,328	178,351
Accident and health insurance	1,250	1,019	1,383
Property insurance	3,677	3,982	4,613
Net investment income	61,495	60,197	59,531
Investment related gains (losses), net	10,991	1,502	5,249
Other income	3,332	1,828	1,418
Total revenues	250,546	238,856	250,545
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	119,735	121,145	106,827
Increase in future policy benefit reserves	36,444	29,923	41,712
Policyholders' dividends	6,180	5,587	6,040
Total insurance benefits paid or provided	162,359	156,655	154,579
Commissions	35,463	32,069	34,222
Other general expenses	43,370	53,669	48,440
Capitalization of deferred policy acquisition costs	(22,740)	(20,475)	(22,255)
Amortization of deferred policy acquisition costs	24,952	27,439	28,268
Amortization of cost of insurance acquired	1,206	1,816	1,546
Goodwill impairment	12,624	—	—
Total benefits and expenses	257,234	251,173	244,800
Income (loss) before federal income tax	(6,688)	(12,317)	5,745
Federal income tax expense (benefit)	(43,475)	(1,329)	7,115
Net income (loss)	36,787	(10,988)	(1,370)
Basic Earnings Per Share:
Class A common stock	$0.74	(0.22)	(0.03)
Class B common stock	0.37	(0.11)	(0.01)
Diluted Earnings Per Share:
Class A common stock	0.73	(0.22)	(0.03)
Class B common stock	0.36	(0.11)	(0.01)
Other Comprehensive Income (Loss):
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) arising during period	(5,055)	48,642	78,825
Reclassification adjustment for losses (gains) included in net income (loss)	(243)	111	(1,927)
Unrealized gains (losses) on fixed maturity securities, net	(5,298)	48,753	76,898
Income tax expense (benefit) on unrealized gains (losses) on fixed maturity securities	5,465	(2,385)	5,147
Other comprehensive income (loss)	(10,763)	51,138	71,751
Total comprehensive income (loss)	$26,024	40,150	70,381

See accompanying Notes to Consolidated Financial Statements.

December 31, 2021 | 10-K 72

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Stockholders' Equity

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stock-holders' equity
(In thousands)	Class A	Class B
Balance at December 31, 2018	$259,793	3,184	(69,599)	5,366	(11,011)	187,733
Comprehensive income (loss):
Net income (loss)	—	—	(1,370)	—	—	(1,370)
Unrealized investment gains (losses), net	—	—	—	71,751	—	71,751
Total comprehensive income (loss)	—	—	(1,370)	71,751	—	70,381
Stock-based compensation	1,722	—	—	—	—	1,722
Balance at December 31, 2019	261,515	3,184	(70,969)	77,117	(11,011)	259,836
Accounting standards adopted January 1, 2020(1)	—	—	(395)	—	—	(395)
Comprehensive income (loss):
Net income (loss)	—	—	(10,988)	—	—	(10,988)
Unrealized investment gains (losses), net	—	—	—	51,138	—	51,138
Total comprehensive income (loss)	—	—	(10,988)	51,138	—	40,150
Stock-based compensation	1,354	—	—	—	—	1,354
Balance at December 31, 2020	262,869	3,184	(82,352)	128,255	(11,011)	300,945
Comprehensive income (loss):
Net income (loss)	—	—	36,787	—	—	36,787
Unrealized investment gains (losses), net	—	—	—	(10,763)	—	(10,763)
Total comprehensive income (loss)	—	—	36,787	(10,763)	—	26,024
Acquisition of treasury stock	—	—	—	—	(9,090)	(9,090)
Stock-based compensation	2,692	—	—	—	—	2,692
Balance at December 31, 2021	$265,561	3,184	(45,565)	117,492	(20,101)	320,571
(1)See Note 1 in the Notes to Consolidated Financial Statements for more details.

See accompanying Notes to Consolidated Financial Statements.

December 31, 2021 | 10-K 73

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows

Years Ended December 31, (In thousands)	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$36,787	(10,988)	(1,370)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment related gains (losses), net on sales of investments and other assets	(10,991)	(1,502)	(5,249)
Net deferred policy acquisition costs	2,212	6,964	6,013
Amortization of cost of insurance acquired	1,206	1,816	1,546
Depreciation	1,140	1,423	1,677
Amortization of premiums and discounts on investments	5,568	8,061	12,859
Stock-based compensation	646	2,223	2,099
Deferred federal income tax expense (benefit)	427	(402)	1,573
Goodwill impairment	12,624	—	—
Change in:
Accrued investment income	(60)	1,316	1,014
Reinsurance recoverable	214	(2,057)	(32)
Due premiums	561	1,347	669
Future policy benefit reserves	35,239	29,650	41,479
Other policyholders' liabilities	14,136	11,030	5,387
Federal income tax payable	(44,678)	(706)	3,341
Commissions payable and other liabilities	(15,450)	3,702	2,924
Other, net	874	(3,043)	(1,707)
Net cash provided by (used in) operating activities	40,455	48,834	72,223
Cash Flows from Investing Activities:
Sales of fixed maturity securities, available-for-sale	8,238	20,537	66,900
Maturities and calls of fixed maturity securities, available-for-sale	53,089	220,397	181,618
Purchases of fixed maturity securities, available-for-sale	(94,265)	(271,474)	(329,627)
Purchases of equity securities	—	(4,473)	—
Sales of equity securities	7,383	—	—
Principal payments on mortgage loans	10	9	9
Funding of mortgage loans	(1,000)	—	—
Change in policy loans, net	3,011	(1,313)	(1,180)
Sales of other long-term investments and real estate	24,238	3,671	6,983
Purchases of other long-term investments	(40,788)	(30,256)	(187)
Purchases of property and equipment	(1,007)	(221)	(511)
Sales of property and equipment	14	11	16
Maturities of short-term investments	—	1,300	9,090
Purchases of short-term investments	—	—	(2,456)
Net cash provided by (used in) investing activities	(41,077)	(61,812)	(69,345)

See accompanying Notes to Consolidated Financial Statements.

December 31, 2021 | 10-K 74

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows

Years Ended December 31, (In thousands)	2021	2020	2019

Cash Flows from Financing Activities:
Annuity deposits	$8,839	7,532	6,717
Annuity withdrawals	(7,763)	(5,759)	(8,505)
Issuance of common stock	2,255	—	—
Acquisition of treasury stock	(9,090)	—	—
Other	(456)	(869)	(377)
Net cash provided by (used in) financing activities	(6,215)	904	(2,165)
Net increase (decrease) in cash and cash equivalents	(6,837)	(12,074)	713
Cash and cash equivalents at beginning of year	34,131	46,205	45,492
Cash and cash equivalents at end of year	$27,294	34,131	46,205

Supplemental Disclosure of Operating Activities:
Cash paid during the year for income taxes	$1,198	—	2,200

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During 2021, 2020 and 2019, various fixed maturity issuers exchanged securities with book values of $12.1 million, $9.1 million and $16.8 million, respectively, for securities of equal value.

The Company recognized right-of-use assets of $12.0 million in exchange for new operating lease liabilities during 2020 and none during 2021 and 2019. The Company accrued purchases of property and equipment of $0.8 million as of December 31, 2020, which is reflected in other liabilities on the Consolidated Balance Sheets and recorded none as of December 31, 2021 and 2019.

The Company also had $5.3 million of unsettled security trades as of December 31, 2020 and none as of December 31, 2021 and 2019.

See accompanying Notes to Consolidated Financial Statements.

December 31, 2021 | 10-K 75

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements of Citizens, Inc. and its wholly-owned subsidiaries have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP").

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens" or the "Company"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA"), CICA Life Ltd. ("CICA International"), Citizens National Life Insurance Company ("CNLIC"), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Magnolia Guaranty Life Insurance Company ("MGLIC"), and Computing Technology, Inc. ("CTI").  All significant inter-company accounts and transactions have been eliminated.  Citizens and its wholly-owned subsidiaries are collectively referred to as the "Company," "we," "us," or "our".

Our Life Insurance segment operates through CICA International, CICA and CNLIC. Our international life insurance business, which operates through CICA International, issues U.S. dollar-denominated endowment contracts internationally, which are principally accumulation contracts that incorporate an element of life insurance protection, and ordinary whole life insurance in U.S. dollar-denominated amounts sold to non-U.S. residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations. Our domestic life insurance business operates through CICA and CNLIC. CICA issues credit life and disability policies and CNLIC issues ordinary whole life policies mainly in Texas and Florida and services whole life and accident and health policies primarily in the Southern U.S., Midwest and Mountain West.

Our Home Service Insurance segment operates through our subsidiaries SPLIC, MGLIC and SPFIC, and focuses on the life insurance needs of the middle- and lower-income markets, primarily in Louisiana, Mississippi and Arkansas.  Our products in this segment consist primarily of small face amount ordinary whole life, industrial life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs as well as property insurance policies, which cover dwelling and contents.

CTI provides data processing systems and services to the Company.

SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

Investment securities are classified as held-to-maturity ("HTM"), available-for-sale ("AFS") or trading.  Management determines the appropriate classification at the time of purchase.  The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Fixed maturity securities are classified as HTM and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity.  Securities not classified as HTM are classified as AFS and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and are not reported in earnings until realized.  Our fixed maturity securities consist primarily of bonds classified as AFS.  The Company does not classify any fixed maturity securities as trading or as HTM.  Equity securities are measured at fair value with the change in fair value recorded through net income.

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

December 31, 2021 | 10-K 76

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

specifically related to the security, among other factors. If management deems a credit loss has occurred, the impairment is recorded through an allowance for credit losses rather than as a write-down. Changes in the allowance for credit losses are recorded through investment related gains and losses. Any impairment that has not been recorded through an allowance for credit losses is recognized in accumulated other comprehensive income on our consolidated balance sheets. Prior to 2020, the Company evaluated all fixed maturity securities on a quarterly basis, and more frequently when economic conditions warranted additional evaluations, to determine if a write-down should be recorded due to an other-than-temporary impairment ("OTTI"). If an OTTI was required, the write-down was recorded directly to operations and any subsequent recoveries were recorded through net investment income over the remaining life of the security.

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

Other long-term investments at December 31, 2021, consisted primarily of investments in limited partnerships, Federal Home Loan Bank ("FHLB") common stock and mortgage loans. At December 31, 2020, this balance also included a Rabbi Trust established for the benefit of the former Chief Executive Officer for the severance payment that was made to him on February 8, 2021. We initially estimate the fair value of investments in limited partnerships by reference to the transaction price. Subsequently, we obtain the fair value of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are audited annually. Recognition of investment income on these funds is delayed due to the availability of the related financial statements, which are generally obtained from the partnerships' general partners. As a result, our limited partnerships are generally reported on a three-month delay.

We are a member of the FHLB of Dallas and such membership requires members to own stock in the FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value.

Mortgage loans on real estate are reported at unpaid principal balances.

The Company had cash equivalents and fixed maturity securities with an aggregate fair value of $10.1 million and $10.8 million at December 31, 2021 and 2020, respectively, on deposit with various state regulatory authorities to fulfill statutory requirements.

CASH AND CASH EQUIVALENTS

Cash consists of balances on hand and on deposit in banks and financial institutions. Cash equivalents consists of securities whose duration does not exceed 90 days at the date of acquisition.

SHORT-TERM INVESTMENTS

The Company considers investments maturing within one year at acquisition as short-term. These securities are carried at fair value.

December 31, 2021 | 10-K 77

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

DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs consist of commissions and policy issuance, underwriting and agent convention expenses that are directly related to and vary with the successful production of new business and are deferred.  These deferred amounts, referred to as deferred policy acquisition costs ("DAC"), are recorded as an asset on the consolidated balance sheets and amortized to income in a systematic manner, based on related contract revenues or gross profits as appropriate.

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

Inherent in the capitalization and amortization of DAC are certain management judgments about what acquisition costs are deferred, the ending asset balance and the annual amortization.  Approximately 94.6% of our capitalized DAC is attributed to first year and renewal excess commissions.  The remaining 5.4% is attributed to costs that vary with and are directly related to the successful acquisition of new insurance business.  Those costs generally include costs related to the production, underwriting and issuance of new business.

DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing on an annual basis, or when an event occurs that might require loss recognition testing. If loss recognition or impairment is necessary, DAC would be written off to the extent that anticipated future premiums and investment income is insufficient to cover expected future policy benefits and expenses. Loss recognition testing that considers, among other things, actual experience and projected future experience calculates the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years.  DAC is evaluated for recoverability using best estimate assumptions.  Based on the results of DAC recoverability testing and loss recognition testing, management believes that our DAC as of the years ended December 31, 2021 and 2020 limits the amount of deferred costs to its estimated recoverable value.

DAC related to investment-oriented products is also adjusted to reflect the effect of unrealized gains or losses on AFS fixed maturity securities with related changes recognized through other comprehensive income (shadow DAC).

December 31, 2021 | 10-K 78

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The adjustment is made at each balance sheet date, as if the securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. Similarly, for long-duration traditional insurance contracts, if the assets supporting the liabilities are in a net unrealized gain position at the balance sheet date, loss recognition testing assumptions are updated to exclude such gains from future cash flows by reflecting the impact of reinvestment rates on future yields. If a future loss is anticipated under this basis, any additional shortfall indicated by loss recognition tests is recognized as a reduction in accumulated other comprehensive income (shadow loss recognition). Similar to other loss recognition on long-duration insurance contracts, such shortfall is first reflected as a reduction in DAC and secondly as an increase in liabilities for future policy benefits. The change in these adjustments, net of tax, is included with the change in net gains (losses) on available-for-sale fixed maturity securities that is credited or charged directly to other comprehensive income.

The components of DAC from year to year are summarized as follows:

Years ended December 31, (In thousands)	2021	2020	2019
Balance at beginning of period	$104,913	149,249	155,747
Capitalization of deferred policy acquisition costs	22,740	20,475	22,255
Amortization of deferred policy acquisition costs	(24,952)	(27,439)	(28,268)
Effects of unrealized (gains) losses	37,679	(37,372)	(485)
Balance at end of period	$140,380	104,913	149,249

We converted to a new actuarial valuation software solution that provided enhanced modeling capabilities for the ordinary whole life policies of CNLIC as of April 1, 2021 and of SPLIC as of July 1, 2019. The total impact of these system conversions, which impacted both the Home Service Insurance and Life Insurance segments, reflect changes in actuarial valuation estimates associated with the conversion. The impact is reflected in the accompanying consolidated financial statements and summarized in the table below.

(In thousands)	2021	2019
Increase (Decrease)
Consolidated Balance Sheets
DAC	$(122)	(1,396)
Future policy benefit reserves:
Life insurance	(827)	(2,299)

Consolidated Statements of Operations and Comprehensive Income (Loss)
Decrease in future policy benefit reserves	(827)	(2,299)
Amortization of deferred policy acquisition costs	122	1,396
Income before federal income tax	705	903
Federal income tax expense	148	190
Net income	$557	713

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

December 31, 2021 | 10-K 79

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

believes that our COIA is recoverable for the years ended December 31, 2021 and 2020.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

COIA relative to purchased blocks of insurance is summarized as follows:

Years ended December 31, (In thousands)	2021	2020	2019
Balance at beginning of period	$11,541	13,455	15,225
Amortization	(1,206)	(1,816)	(1,546)
Change in effects of unrealized (gains) losses on COIA	276	(98)	(224)
Balance at end of period	$10,611	11,541	13,455

Estimated amortization of COIA in each of the next five years and thereafter is as follows.  Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.

(In thousands)	Amount
Cost of insurance acquired:
Year:
2022	$846
2023	762
2024	693
2025	633
2026	577
Thereafter	7,308
10,819
Effects of unrealized (gains) losses on COIA	(208)
Total cost of insurance acquired	$10,611

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

Goodwill is tested for impairment on an annual basis or more frequently if indicators of potential impairment exist. The goodwill testing requires us to compare the estimated fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit is lower than its estimated fair value, no further evaluation is required. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment charge is recorded for that excess, limited to the total amount of goodwill allocated to that reporting unit. We have the option of performing an assessment of certain qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value or proceeding directly to a quantitative impairment test. We elected to apply the quantitative assessment for the goodwill in our reporting units within the Life Insurance segment as of December 31, 2021 and 2020.

The Company completes its annual goodwill assessment for the individual reporting units within the Life Insurance segment as of December 31 each year. We apply significant judgement when determining the estimated fair value of our reporting unit. These judgments incorporate multiple inputs including discounted cash flow calculations based on assumptions that market participants would make in valuing the reporting unit, levels of economic capital,

December 31, 2021 | 10-K 80

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

production levels and profitability of new business, pricing changes, spread compression, value of in force, discount rate and earnings projections. Estimates of fair value are inherently uncertain and represent management’s reasonable expectations regarding future developments.

The following is a summary of changes in goodwill in our Life Insurance segment:

Years ended December 31, (In thousands)	2021	2020	2019
Balance at beginning of period	$12,624	12,624	12,624
Impairment	12,624	—	—
Balance at end of period	$—	12,624	12,624

We recorded an impairment of $12.6 million in 2021 in our Life Insurance segment caused by increases in our carrying value of the segment due to recognition of an $43.8 million uncertain tax position in the fourth quarter of 2021, following the expiration of the statute of limitations on the tax year ended December 31, 2017. This impairment is recorded on the Consolidated Statement of Operations. There was no impairment of goodwill in the years ended 2020 or 2019.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost less accumulated depreciation.  Depreciation of property and equipment is computed using the straight-line method over the useful lives of the assets, ranging from three years to thirty years.

The following is a summary of property and equipment.

December 31, (In thousands)	2021	2020
Property and equipment:
Home office, land and buildings	$3,980	4,136
Furniture and equipment	1,236	1,618
Electronic data processing equipment and computer software	7,418	7,179
Automobiles	—	50
Real estate and equipment leases (See Note 7)	10,827	11,973
Total property and equipment	23,461	24,956
Accumulated depreciation	(9,387)	(8,644)
Total property and equipment	$14,074	16,312

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

December 31, 2021 | 10-K 81

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

PARTICIPATING POLICIES

At December 31, 2021 and 2020, participating business approximated 59.3% and 60.8% of direct life insurance in force, respectively.

Future policy benefits on participating policies are estimated based on net level premium reserves for death and endowment policy benefits with interest rates ranging from 2.5% to 9.0%, and the cash surrender values described in such contracts.  The scaling rate used for the 2021 portfolio ranged between 2.51% for 1 year and then going up to 3.02% over 20 years and remaining there for the duration.  Earnings and dividends on participating policies are allocated based on policies in force.

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

A gain contingency is an uncertain situation that will be resolved in the future, possibly resulting in a gain. We do not allow the recognition of a gain contingency prior to settlement of the underlying event. There were none for the years ended December 31, 2021, 2020 and 2019.

December 31, 2021 | 10-K 82

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

PREMIUM REVENUE AND RELATED EXPENSES

Premiums on life policies are recognized as earned when due.  Premiums paid in advance on the consolidated balance sheets are held on deposit and accrue interest at rates ranging from 2.5% to 6.0% until such time as the premiums become due. Premiums on accident and health policies are recognized as revenue over the contract period on a pro rata basis.  Benefits and expenses are associated with earned premiums resulting in the recognition of profits over the estimated lives of the contracts.  This matching is accomplished by means of a provision for future policy benefits and the capitalization and amortization of deferred policy acquisition costs.

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

The Company releases stranded tax effects in accumulated other comprehensive income on an aggregate portfolio basis.

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

RECLASSIFICATIONS

Certain amounts presented in prior years have been reclassified to conform to the current presentation.  No individual amounts were material.

December 31, 2021 | 10-K 83

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

For calendar-year public companies, the changes will be effective on January 1, 2023, however, early adoption is permitted. We will adopt this ASU effective January 1, 2023, with a transition date of January 1, 2021, using a

December 31, 2021 | 10-K 84

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

modified retrospective approach. We continue to make progress in our implementation process that includes, but is not limited to, making significant accounting policy decisions, employing appropriate internal controls, building and updating actuarial models and systems, revising reporting processes and developing informative qualitative and quantitative disclosures. In 2022, we will begin the process of recording our transition adjustments and restating applicable periods. We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations and will be able to better assess the effects as we progress with our implementation efforts. While it is not possible to estimate the expected impact of adoption at this time, the Company believes there is a reasonable possibility that implementation of this ASU may result in a material impact to accumulated other comprehensive income and future earnings patterns.

No other new accounting pronouncement issued or effective during 2021 had, or is expected to have, a material impact on our consolidated financial statements.

(2) INVESTMENTS

The Company invests primarily in fixed maturity securities, which totaled 89.0% of total cash and invested assets at December 31, 2021.

Carrying Value as of December 31, (In thousands, except for %)	2021	%	2020	%
Cash and invested assets
Fixed maturity securities	$1,470,617	89.0%	$1,489,383	89.8%
Equity securities	14,844	0.9	22,102	1.3
Policy loans	80,307	4.9	83,318	5.0
Real estate and other long-term investments	57,399	3.5	29,865	1.8
Cash and cash equivalents	27,294	1.7	34,131	2.1
Total cash and invested assets	$1,650,461	100.0%	$1,658,799	100.0%

The following table represents the amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities as of December 31, 2021 and 2020.

December 31, 2021 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,515	1,097	1	10,611
U.S. Government-sponsored enterprises	3,463	996	—	4,459
States and political subdivisions	356,594	28,056	692	383,958
Corporate
Financial	213,652	22,477	172	235,957
Consumer	219,223	23,658	900	241,981
Energy	76,989	7,334	68	84,255
All Other	302,141	29,855	1,181	330,815
Residential mortgage-backed	117,755	16,046	6	133,795
Asset-backed	44,322	368	14	44,676
Foreign governments	101	9	—	110
Total fixed maturity securities	$1,343,755	129,896	3,034	1,470,617

December 31, 2021 | 10-K 85

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

December 31, 2020 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,529	1,797	—	11,326
U.S. Government-sponsored enterprises	3,490	1,301	—	4,791
States and political subdivisions	377,462	32,751	548	409,665
Corporate
Financial	204,160	31,000	13	235,147
Consumer	196,648	30,116	245	226,519
Energy	81,223	8,174	536	88,861
All Other	284,209	42,554	82	326,681
Commercial mortgage-backed	225	—	4	221
Residential mortgage-backed	118,144	21,819	—	139,963
Asset-backed	46,295	278	482	46,091
Foreign governments	102	16	—	118
Total fixed maturity securities	$1,321,487	169,806	1,910	1,489,383

Most of the Company's equity securities are diversified stock and bond mutual funds.

Fair Value as of December 31, (In thousands)	2021	2020
Equity securities:
Stock mutual funds	$3,571	3,174
Bond mutual funds	5,060	12,354
Common stock	990	1,143
Non-redeemable preferred stock	161	281
Non-redeemable preferred stock fund	5,062	5,150
Total equity securities	$14,844	22,102

VALUATION OF INVESTMENTS

AFS fixed maturity securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income. The Company recognized net realized gains of $0.4 million and $1.6 million on equity securities held for the years ended December 31, 2021 and 2020.

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
December 31, 2021 | 10-K 86

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The Company recorded no credit valuation losses on fixed maturity securities for the years ended December 31, 2021 and 2020.

For fixed maturity security investments that have unrealized losses as of December 31, 2021 and 2020, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows.

December 31, 2021	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$72	1	2	—	—	—	72	1	2
States and political subdivisions	21,715	692	15	—	—	—	21,715	692	15
Corporate
Financial	8,059	86	15	1,227	86	1	9,286	172	16
Consumer	29,494	777	28	2,419	123	1	31,913	900	29
Energy	7,381	68	8	—	—	—	7,381	68	8
All Other	33,384	781	30	4,523	400	4	37,907	1,181	34
Residential mortgage-backed	1,084	6	6	—	—	—	1,084	6	6
Asset-backed	9,078	12	11	663	2	1	9,741	14	12
Total fixed maturity securities	$110,267	2,423	115	8,832	611	7	119,099	3,034	122

December 31, 2021 | 10-K 87

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

December 31, 2020	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Fixed maturity securities:
Available-for-sale:
States and political subdivisions	$32,487	548	27	—	—	—	32,487	548	27
Corporate
Financial	1,308	13	1	—	—	—	1,308	13	1
Consumer	10,740	230	5	1,667	15	1	12,407	245	6
Energy	6,350	536	8	—	—	—	6,350	536	8
All Other	9,418	82	11	—	—	—	9,418	82	11
Commercial mortgage-backed	221	4	1	—	—	—	221	4	1
Residential mortgage-backed	83	—	1	—	—	—	83	—	1
Asset-backed	26,353	481	26	994	1	1	27,347	482	27
Total fixed maturity securities	$86,960	1,894	80	2,661	16	2	89,621	1,910	82

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

The unrealized losses on fixed maturity securities detailed in the previous tables are due to noncredit-related factors, including interest rate sensitivity and other market conditions, which have little bearing on the recoverability of our investments, hence they are not recognized as credit losses. The fair value is expected to recover as the securities approach maturity or if market yields for such investments decline.

The amortized cost and fair value of fixed maturity securities at December 31, 2021 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

(In thousands)	Amortized Cost	Fair Value
Fixed maturity securities:
Due in one year or less	$40,017	40,752
Due after one year through five years	119,116	128,507
Due after five years through ten years	200,823	218,200
Due after ten years	983,799	1,083,158
Total fixed maturity securities	$1,343,755	1,470,617

The Company had no investments in any one entity which exceeded 10% of stockholders' equity at December 31, 2021 or 2020.  In addition, there were no investments that were non-income producing for the years ended December 31, 2021 or 2020.

December 31, 2021 | 10-K 88

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Major categories of net investment income are summarized as follows:

Years ended December 31, (In thousands)	2021	2020	2019
Gross investment income:
Fixed maturity securities	$55,579	54,653	53,860
Equity securities	1,024	816	662
Policy loans	6,420	6,605	6,451
Other long-term investments	809	238	13
Other	54	97	374
Total investment income	63,886	62,409	61,360
Investment expenses	(2,391)	(2,212)	(1,829)
Net investment income	$61,495	60,197	59,531

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

Years ended December 31, (In thousands)	2021	2020	2019
Fixed maturity securities:
Proceeds	$8,238	20,537	66,900
Gross realized gains	189	239	2,538
Gross realized losses	1	351	973

Equity securities:
Proceeds	$7,383	—	—
Gross realized gains	—	—	—
Gross realized losses	149	—	—

We sold 28, 29 and 68 fixed maturity securities from our available-for-sale portfolio in 2021, 2020 and 2019, respectively, as part of a repositioning strategy recommended by our asset manager.

There was one sale of equity securities in 2021 and none in 2020 or 2019.

December 31, 2021 | 10-K 89

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Investment related gains (losses) are as follows:

Years ended December 31, (In thousands)	2021	2020	2019
Investment related gains (losses):
Sales, calls and maturities:
Fixed maturity securities	$243	(112)	1,927
Equity securities	(152)	—	—
Real estate	981	—	5,513
Property and equipment	13	9	(48)
Other long-term investments	1,892	9	—
Realized investment gains (losses)	2,977	(94)	7,392
Change in fair value of equity securities	376	1,596	962
Change in fair value of limited partnerships	7,452	—	—
Change in credit loss allowance	186	—	—
Realized loss on OTTI - real estate held for sale	—	—	(3,105)
Net investment related gains (losses)	$10,991	1,502	5,249

The Company sold its former training facility near Austin, Texas during 2021 for a gross sale price of $3.8 million, resulting in a gain on the sale of $1.0 million. We had recorded an impairment loss of $3.1 million in 2019 on this facility in connection with reclassifying it as real estate held for sale. The facility was owned by Citizens and was held in Other Non-Insurance Enterprises.

During 2019, the Company sold its former corporate office in Austin, Texas for a gross sale price of $7.5 million, resulting in a gain on the sale of $5.5 million. The building was owned by CICA and was included in our Life Insurance segment.

(3) FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We hold AFS fixed maturity securities, which are carried at fair value. We also report our equity securities and certain other long-term investments at fair value with changes in fair value reported through the consolidated statements of operations and comprehensive income (loss).

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

December 31, 2021 | 10-K 90

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. There were no transfers in or out of Level 3 during the years ended December 31, 2021 and 2020.

The following tables set forth our assets that are measured at fair value on a recurring basis as of the dates indicated.

December 31, 2021 (In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Fixed maturity securities available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$10,611	4,459	—	15,070
States and political subdivisions	—	383,958	—	383,958
Corporate	51	892,957	—	893,008
Residential mortgage-backed	—	133,795	—	133,795
Asset-backed	—	44,676	—	44,676
Foreign governments	—	110	—	110
Total fixed maturity securities available-for-sale	10,662	1,459,955	—	1,470,617

Equity securities:
Stock mutual funds	3,571	—	—	3,571
Bond mutual funds	5,060	—	—	5,060
Common stock	990	—	—	990
Non-redeemable preferred stock	161	—	—	161
Non-redeemable preferred stock fund	5,062	—	—	5,062
Total equity securities	14,844	—	—	14,844
Other long-term investments (1)	—	—	—	56,038
Total financial assets	$25,506	1,459,955	—	1,541,499
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet.

December 31, 2021 | 10-K 91

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

December 31, 2020 (In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Fixed maturity securities available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$11,326	4,791	—	16,117
States and political subdivisions	—	409,665	—	409,665
Corporate	52	877,156	—	877,208
Commercial mortgage-backed	—	221	—	221
Residential mortgage-backed	—	139,963	—	139,963
Asset-backed	—	46,091	—	46,091
Foreign governments	—	118	—	118
Total fixed maturity securities available-for-sale	11,378	1,478,005	—	1,489,383

Equity securities:
Stock mutual funds	3,174	—	—	3,174
Bond mutual funds	12,354	—	—	12,354
Common stock	1,143	—	—	1,143
Non-redeemable preferred stock	281	—	—	281
Non-redeemable preferred stock fund	5,150	—	—	5,150
Total equity securities	22,102	—	—	22,102
Other long-term investments (1)	—	—	—	11,923
Total financial assets	$33,480	1,478,005	—	1,523,408
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet.

FINANCIAL INSTRUMENTS VALUATION

Fixed maturity securities, available-for-sale.  At December 31, 2021, fixed maturity securities, valued using a third-party pricing source, totaled $1.5 billion for Level 2 assets and comprised 94.7% of total reported fair value of our financial assets. The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades. In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness. There were no Level 3 assets as of December 31, 2021 and 2020. For the year ended December 31, 2021, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Limited partnerships. The Company considers the net asset value ("NAV") to represent the value of the investment fund and is measured by the total value of assets minus the total value of liabilities. The following table includes information related to our investments in limited partnerships that calculate NAV per share. For these investments,

December 31, 2021 | 10-K 92

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

which are measured at fair value on a recurring basis, we use the NAV per share to measure fair value. These investments are included in other long-term investments on the consolidated balance sheets.

		December 31, 2021			December 31, 2020
(In thousands, except years)		Fair Value Using NAV Per Share	Unfunded Commit- ments	Remaining life (In years)	Fair Value Using NAV Per Share	Unfunded Commit- ments	Remaining life (In years)
	Description
Limited partnerships
Middle market	Investments in privately-originated, performing senior secured debt primarily in North America-based companies	$21,947	18,712	10	$10,542	29,783	10
Global equity fund	Investments in common stocks of U.S., international developed and emerging markets with a focus on long-term capital growth	10,607	—	0	—	—	0
Term liquidity facility	Investments in a facility established by the U.S. Federal Reserve that provides financing to U.S. company market participants for levered asset purchases with a focus on asset-backed, commercial mortgage and collateralized loan obligation markets	—	—	0	1,381	—	3
Late-stage growth	Investments in private late-stage, established companies seeking capital to accelerate growth prior to an IPO or sale	20,468	4,459	6	—	16,291	7
Infrastructure	Investments in climate infrastructure assets, focusing on renewable power generation in wind and solar energy	3,016	16,653	12	—	17,497	12
Total limited partnerships		$56,038	39,824		$11,923	63,571

The majority of our limited partnership investments are not redeemable because distributions from the funds will be received when the underlying investments of the funds are liquidated. The life spans indicated above may be shortened or extended at the fund manager's discretion, typically in one or two-year increments. The international equity fund is redeemable monthly.

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated financial statements not otherwise disclosed for the periods indicated were as follows:

	December 31, 2021		December 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Policy loans	$80,307	80,307	83,318	83,318
Commercial mortgage loan	1,000	1,000	—	—
Residential mortgage loans	148	169	157	195
Cash and cash equivalents	27,294	27,294	34,131	34,131
Financial liabilities:
Annuity - investment contracts	64,384	72,352	60,861	71,547

December 31, 2021 | 10-K 93

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at both December 31, 2021 and 2020 and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable. Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

Commercial mortgage loan. We financed $1.0 million of the sale of our training facility at a 6.0% interest rate. The loan is due in less than 1 year. Due to the short-term nature of the loan, the carrying value approximates fair value and is considered a Level 3 asset in the fair value hierarchy.

Residential mortgage loans. Mortgage loans are secured principally by residential properties.  Weighted average interest rates for these loans were approximately 6.4% at both December 31, 2021 and 2020, with maturities ranging from 5 to 18 years.  Management estimated the fair value using an annual interest rate of 6.25% at both December 31, 2021 and 2020. Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Cash and cash equivalents. The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 liabilities, was estimated at December 31, 2021 and 2020 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 0.50% to 2.63% and 0.22% to 2.34%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

The following table summarizes the carrying amounts of other long-term investments.

As of December 31, (In thousands)	2021	2020
Other long-term investments:
Limited partnerships	$56,038	18,135
FHLB common stock	192	190
Mortgage loans	1,148	157
All other investments	21	8,811
Total other long-term investments	$57,399	27,293

We are a member of the FHLB of Dallas and such membership requires members to own stock in the FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value. Included in all other investments at December 31, 2020 was a Rabbi Trust holding $8.8 million for the benefit of our former Chief Executive Officer for the severance payment that was made to him on February 8, 2021.

(4) POLICY LIABILITIES AND SHORT DURATION CONTRACTS

Various assumptions used to determine the future policy benefit reserves of life insurance include valuation interest rates, mortality assumptions and withdrawals.

December 31, 2021 | 10-K 94

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents information on changes in the liability for life, accident and health and property policy and contract claims for the years ended December 31, 2021, 2020 and 2019.

Years ended December 31, (In thousands)	2021	2020	2019
Policy claims payable:
Balance at January 1	$13,206	8,059	7,614
Less: reinsurance recoverable	3,012	796	511
Net balance at January 1	10,194	7,263	7,103
Add claims incurred, related to:
Current year	32,595	38,400	26,816
Prior years(1)	1,052	195	543
	33,647	38,595	27,359
Deduct claims paid, related to:
Current year	23,369	29,767	20,629
Prior years	8,351	5,897	6,570
	31,720	35,664	27,199
Net balance December 31	12,121	10,194	7,263
Plus: reinsurance recoverable	2,469	3,012	796
Balance at December 31	$14,590	13,206	8,059
(1) This line is primarily impacted by the level of claim resolutions in the period compared to that which is expected by the reserve assumption. A positive number implies an unfavorable result where claim resolutions were less favorable than assumed while a negative number implies a favorable result compared to assumptions. Our claim assumptions will vary from actual experience in any one period, either favorably or unfavorably.

SHORT DURATION CONTRACTS

The Company's short duration contracts consist of credit life and credit disability in the Life Insurance segment and property insurance in the Home Service Insurance segment. The credit insurance lines are an immaterial part of short duration contracts so the following disclosures cover only the property insurance line of business in the Home Service Insurance segment.

December 31, 2021 | 10-K 95

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Special Property Insurance (Allied and Fire)

The following table presents incurred claims development as of December 31, 2021, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts. This information is presented for the last five years as these claims rarely pay out over a longer period of time.

						As of December 31, 2021
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance					Total of Incurred but Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
($ In thousands)	2017	2018	2019	2020	2021
Accident Year:	(Unaudited)
2017	$1,507	1,451	1,406	1,407	1,417	—	664
2018		1,542	1,427	1,432	1,436	—	496
2019			1,549	1,150	1,161	4	588
2020				2,598	2,670	5	2,290
2021					2,087	561	1,875
Total					$8,771

The following table presents paid claims development as of December 31, 2021, net of reinsurance.

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years ended December 31,
(In thousands)	2017	2018	2019	2020	2021
Accident Year:	(Unaudited)
2017	$1,359	1,652	1,661	1,661	1,661
2018		1,507	1,618	1,623	1,623
2019			1,328	1,254	1,274
2020				2,154	2,798
2021					1,442
Total					$8,798
All outstanding liabilities before 2017, net of reinsurance					$—
Liabilities for claims and claim adjustment expenses, net of reinsurance					$796

December 31, 2021 | 10-K 96

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets are as follows:

As of December 31, (In thousands)	2021	2020
Net outstanding liabilities:
Special property	$796	743
Other short duration insurance lines	253	214
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	1,049	957
Reinsurance recoverable on unpaid claims:
Special property	2,083	2,955
Other short duration insurance lines	386	57
Total reinsurance recoverable on unpaid claims	2,469	3,012
Insurance lines other than short duration	11,072	9,237
Total gross liability for unpaid claims and claim adjustment expense	$14,590	13,206

The following is supplementary information to the consolidated financial statements about average historical claims duration as of December 31, 2021.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Years	1	2	3	4	5

Special property	93.00%	11.54%	0.90%	—%	—%

(5) REINSURANCE

In the normal course of business, the Company reinsures portions of certain policies that we underwrite to limit disproportionate risks.  During 2021 and 2020, we retained varying amounts of individual insurance up to a maximum retention of $100,000 on any life.  The Company also reinsures 100% of our accidental death benefit rider coverage.  Catastrophe reinsurance is in place for our property policies.  In both 2021 and 2020, this reinsurance provided $10.5 million of coverage above a $0.5 million deductible.  In consideration for a reinstatement premium, second event coverage is provided in excess of a $0.5 million deductible up to $10.5 million.  The annual premium was approximately $2.3 million in 2021 and $1.4 million and $0.8 million in 2020 and 2019, respectively. Our health insurance policies are substantially all reinsured on a 100% coinsurance basis.  We remain contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  We obtain reinsurance from multiple reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers. The ratings by A.M. Best Company range from A (Excellent) to A+ (Superior).

December 31, 2021 | 10-K 97

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Assumed and ceded life reinsurance activity as of December 31, 2021 and 2020 is summarized as follows:

December 31, (In thousands)	2021	2020
Aggregate assumed life insurance in force	$4,366	4,615
Aggregate ceded life insurance in force	$465,954	474,792
Net life insurance in force	$4,165,921	4,141,968

The Company's reinsurance recoverable on ceded reinsurance was $5.5 million and $5.8 million in 2021 and 2020, respectively.  Premiums, claims and surrenders assumed and ceded for all lines of business for these years are summarized as follows:

Years ended December 31, (In thousands)	2021	2020	2019
Premiums from short-duration contracts:
Direct	$7,631	6,448	6,804
Assumed	—	—	—
Ceded	(2,312)	(1,447)	(808)
Net premiums earned	5,319	5,001	5,996
Premiums from long-duration contracts:
Direct	171,175	172,504	180,205
Assumed	84	91	99
Ceded	(1,850)	(2,267)	(1,953)
Net premiums earned	169,409	170,328	178,351
Total premiums earned	$174,728	175,329	184,347
Claims and surrenders assumed	$169	174	141
Claims and surrenders ceded	$(11,764)	(1,575)	(940)

During the third quarter of 2021, SPFIC was impacted by Hurricane Ida, the second-most damaging and intense hurricane in Louisiana on record, behind Hurricane Katrina in 2005. In addition, during the third and fourth quarters of 2020, SPFIC was impacted by Hurricanes Laura, Delta and Zeta, all of which caused varying levels of damage in Louisiana. The Company has a reinsurance agreement that covers catastrophic events such as these hurricanes. The reinsurance agreement specifies a maximum coverage per event of $10.5 million and a retention level of $0.5 million per event. In consideration for a reinstatement premium, second event coverage is provided in excess of a $0.5 million deductible up to $10.5 million. We expect claims from Hurricane Ida to exceed our reinsurance of $11.0 million by approximately $0.3 million and thus the total claim impact to us is expected to be approximately $0.8 million in 2021. We also paid the $0.5 million retention in claim amounts for Laura and Delta and did not exceed the maximum coverage for either of them. All claims related to Zeta were paid by SPFIC and totaled less than $0.5 million.

(6) STOCKHOLDERS' EQUITY AND RESTRICTIONS

STOCK

Our Restated and Amended Articles of Incorporation authorize the issuance of 127,000,000 shares, of which 100,000,000 shares shall be Class A common stock, 2,000,000 shares shall be Class B common stock, and 25,000,000 shall be preferred stock. The two authorized classes of common stock are equal in all respects, except (a) each share of Class A common stock is entitled to receive twice the cash dividends paid on a per share basis to the Class B common stock, if any; and (b) the holders of the Class B common stock have the exclusive right to elect a simple majority of the Board of Directors of Citizens. In April 2021, we repurchased all of the outstanding Class B

December 31, 2021 | 10-K 98

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

common stock and it is now classified as treasury stock. As a result, all of the directors are elected by the holders of the Class A common stock. Citizens has never issued any preferred stock.

A summary of the change in number of shares of Class A and Class B common stock and treasury stock issued is as follows:

(In thousands)	Common Stock		Treasury
	Class A	Class B	Stock
Balance at December 31, 2018	52,216	1,002	(3,136)
Change	149	—	—
Balance at December 31, 2019	52,365	1,002	(3,136)
Change	289	—	—
Balance at December 31, 2020	52,654	1,002	(3,136)
Change	516	—	(1,002)
Balance at December 31, 2021	53,170	1,002	(4,138)

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

Years ended December 31, (In thousands, except per share amounts)	2021	2020	2019
Net income (loss)	$36,787	(10,988)	(1,370)
Numerator for Basic Earnings Per Share:
Net income (loss) allocated to Class A common stock	$36,673	(10,878)	(1,356)
Net income (loss) allocated to Class B common stock	114	(110)	(14)
Net income (loss)	$36,787	(10,988)	(1,370)
Denominator for Basic Earnings Per Share:
Weighted average shares of Class A outstanding	49,664	49,400	49,214
Weighted average shares of Class B outstanding	308	1,002	1,002
Total weighted average shares outstanding	49,972	50,402	50,216
Basic earnings (loss) per share of Class A common stock	$0.74	(0.22)	(0.03)
Basic earnings (loss) per share of Class B common stock	0.37	(0.11)	(0.01)

Numerator for Diluted Earnings Per Share:
Net income (loss) allocated to Class A common stock	$36,675	(10,878)	(1,356)
Net income (loss) allocated to Class B common stock	112	(110)	(14)
Net income (loss)	$36,787	(10,988)	(1,370)
Denominator for Diluted Earnings Per Share:
Weighted average shares of Class A outstanding	50,337	49,938	49,347
Weighted average shares of Class B outstanding	308	1,002	1,002
Total weighted average shares outstanding	50,645	50,940	50,349
Diluted earnings (loss) per share of Class A common stock	$0.73	(0.22)	(0.03)
Diluted earnings (loss) per share of Class B common stock	0.36	(0.11)	(0.01)

December 31, 2021 | 10-K 99

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

As of December 31, (In thousands)	2021	2020
Combined statutory capital and surplus
Life insurance operations	$43,138	39,633
Property insurance operations	5,298	4,810
Total combined statutory capital and surplus	$48,436	44,443

Years ended December 31, (In thousands)	2021	2020	2019
Combined statutory net income (loss)
Life insurance operations	$5,280	9,458	(1,200)
Property insurance operations	(1,512)	(1,985)	(451)
Total combined statutory net income (loss)	$3,768	7,473	(1,651)

Generally, the net assets of the domestic insurance subsidiaries available for transfer to their immediate parent are limited to the lesser of the subsidiary's net gain from operations during the preceding year or 10% of the subsidiary's net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities.  Under these practices, total surplus at December 31, 2021 was $40.0 million and net gain from operations was $0.2 million for CICA for the year ended December 31, 2021.  Based upon these amounts, a $0.2 million dividend could be paid to the Company without prior regulatory approval in 2022.  Payments of dividends in excess of such amounts would generally require approval by regulatory authorities.

CICA, CNLIC, SPLIC, MGLIC and SPFIC have calculated their risk-based capital ("RBC") in accordance with the National Association of Insurance Commissioners' ("NAIC") Model Rule and the RBC rules as adopted by their respective states of domicile. As part of the novation transaction with CICA International, the Company agreed to infuse capital into CICA as required by the Colorado Department of Insurance to maintain CICA's RBC above 350% in any future calendar year-end periods. All insurance subsidiaries exceeded RBC minimum levels at December 31, 2021.

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

In the event that such an affidavit is submitted to the BMA in accordance with the Bermuda Insurance Act, and further subject to CICA International meeting its MMS and ECR requirements, CICA International would be permitted to distribute a dividend not exceeding 25% of its prior year's total statutory capital and surplus. Distributions in excess of this amount require the approval of the BMA. Further, CICA International must obtain the

December 31, 2021 | 10-K 100

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

BMA’s prior approval before reducing its total statutory capital as shown in its previous financial year statutory balance sheet by 15% or more. CICA International is also prohibited from declaring or paying any dividends unless the value of its long-term business assets exceeds its long-term business liabilities, as certified by its approved actuary, by the amount of the dividend and at least the MMS. These restrictions on declaring or paying dividends and distributions under the Bermuda Insurance Act of 1978 are in addition to those under Bermuda’s Companies Act 1981 which apply to all Bermuda companies. Based upon these rules, CICA International can pay a dividend of $4.5 million without prior regulatory approval in 2022. However, the BMA has requested that CICA International notify the Authority in advance of any potential dividend payments and any intercompany related payments or transactions.

As of December 31, (In thousands)	2021	2020
CICA International capital and surplus	$141,931	158,447

Years ended December 31, (In thousands)	2021	2020	2019

CICA International net income (loss)	$14,029	9,000	7,649

The BMA established risk-based regulatory capital adequacy and solvency margin requirements for Bermuda insurers that mandate that a Bermuda-domiciled subsidiary’s ECR be calculated by either: (a) Bermuda Solvency Capital Requirement ("BSCR"); or (b) an internal capital model that the BMA has approved for use for this purpose. CICA International uses the BSCR in calculating its solvency requirements. The Economic Balance Sheet ("EBS") framework is embedded as part of the BSCR and forms the basis of its ECR. CICA International held capital in excess of the BSCR requirements at December 31, 2021. At the request of the BMA, on April 15, 2021, Citizens and CICA International entered into a Keep Well Agreement. The Keep Well Agreement requires Citizens to contribute up to $10 million in capital to CICA International as necessary to ensure that CICA International has a minimum capital level of 120% (equal to the TCL). Since CICA International's capital level currently exceeds 120%, Citizens is not currently required to make a capital contribution.

On June 10, 2016, the NAIC Executive Committee and Plenary voted to adopt a recommendation for January 1, 2017 as the operative date for the implementation of Principles-Based Reserves (“PBR”) as a national standard for life insurance products. Although this NAIC standard does not change the reserving requirements under U.S. GAAP, it can be significant for many life insurers. PBR replaces the current formulaic approach to determining policy reserves with an approach that more closely reflects the risks of highly complex products. Companies will be expected to develop “right-sized” reserves that better align with their specific product features, their observed actuarial experience, and their overall risk management procedures. PBR was required effective January 1, 2020. The Company files annual requests for PBR exemption with the various state Departments of Insurance since all of our domestic insurance subsidiaries met the small company exemption outlined in the NAIC Valuation Manual, VM-20, for principle-based reserving.

(7) COMMITMENTS AND CONTINGENCIES

QUALIFICATIONS OF LIFE PRODUCTS

We have previously reported that a portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. Further, we have determined that the structure of our policies sold to non-U.S. persons, which were novated to CICA International effective July 1, 2018, inadvertently generated U.S. source income over time, which subjected the Company to certain tax withholding and information reporting requirements under Chapters 3 or 4 of the IRC. The products have been and continue to be appropriately reported as life insurance under U.S. GAAP for financial reporting.

December 31, 2021 | 10-K 101

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Obligations under the Credit Facility are secured by substantially all of the assets of the Company other than the equity interests in all of the regulated insurance subsidiaries, real estate owned by the Company, and other limited exceptions. The Credit Facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to restrictions on indebtedness, liens, investments, asset dispositions and restricted payments. As of December 31, 2021, the Company had not borrowed any funds against the Credit Facility and was not in violation of any covenants.

CONTRACTUAL OBLIGATIONS

The Company leases home office space in Austin, Texas for Citizens and in Bermuda for CICA International as well as several district office locations related to our Home Service Insurance segment across Louisiana, Mississippi and Arkansas, which are classified as operating leases. Certain operating leases include renewal options that extend the lease term. The exercise of lease renewal options is at our sole discretion when it is reasonably certain that we will exercise such option. The Company also has a minimal amount of finance leases regarding equipment. Leases with an initial term of 12 months or less are immaterial to the consolidated financial statements and are recognized as lease expense on a straight-line basis over the lease term and not recorded on the consolidated balance sheets.

Our operating lease liabilities had a weighted-average lease term of 8.9 years remaining as of December 31, 2021.

December 31, 2021 | 10-K 102

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Maturities of our remaining operating lease liabilities as of December 31, 2021 are as follows.

(In thousands)	Operating Lease Payments
Maturity of operating lease liabilities
2022	$1,272
2023	1,271
2024	1,303
2025	1,335
2026	1,368
After 2026	5,567
Total operating lease payments	12,116
Interest expense	(1,290)
Present value of operating lease liabilities	$10,826

We record the lease right-of-use asset in Other Assets and the lease liability in Other Liabilities using a weighted average discount rate of 2.81%. Cash payments related to the operating lease liabilities were $1.4 million and $1.3 million for the years ended December 31, 2021 and 2020 and were reported in operating cash flows.

The Company does not engage in lease agreements among related parties.
As of December 31, 2021, CICA International is committed to fund investments up to $39.8 million related to limited partnership investments.

(8) SEGMENT AND OTHER OPERATING INFORMATION

The Company has two reportable segments:  Life Insurance and Home Service Insurance. Our Life Insurance segment primarily issues endowment contracts, which are principally accumulation contracts that incorporate an element of life insurance protection, and ordinary whole life insurance to non-U.S. residents through CICA International.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional coverage and annuity benefits to enhance accumulations. CICA issues credit life and disability and accident and health related policies throughout the Midwest and southern U.S. CNLIC issues ordinary whole life policies in Florida.

Our Home Service Insurance segment operates through our subsidiaries SPLIC, MGLIC and SPFIC, and focuses on the life insurance needs of the middle- and lower-income markets, primarily in Louisiana, Mississippi and Arkansas.  Our policies are sold and serviced through 169 funeral homes and 397 independent agents who sell policies, collect premiums and service policyholders.  Our Home Service Insurance segment also sells property insurance policies in Louisiana.

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

December 31, 2021 | 10-K 103

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company's Other Non-Insurance Enterprises represents the only difference between segments and reported consolidated operations.

Year ended December 31, 2021 (In thousands)	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Revenues:
Premiums
Life insurance	$125,558	44,243	—	169,801
Accident and health insurance	500	750	—	1,250
Property insurance	—	3,677	—	3,677
Net investment income (loss)	47,216	13,224	1,055	61,495
Investment related gains (losses), net	9,176	618	1,197	10,991
Other income (loss)	3,362	7	(37)	3,332
Total revenue	185,812	62,519	2,215	250,546
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	91,390	28,345	—	119,735
Increase in future policy benefit reserves	29,407	7,037	—	36,444
Policyholders' dividends	6,140	40	—	6,180
Total insurance benefits paid or provided	126,937	35,422	—	162,359
Commissions	18,747	16,716	—	35,463
Other general expenses	20,846	14,739	7,785	43,370
Capitalization of deferred policy acquisition costs	(16,174)	(6,566)	—	(22,740)
Amortization of deferred policy acquisition costs	21,571	3,381	—	24,952
Amortization of cost of insurance acquired	343	863	—	1,206
Goodwill impairment	12,624	—	—	12,624
Total benefits and expenses	184,894	64,555	7,785	257,234
Income (loss) before federal income tax	$918	(2,036)	(5,570)	(6,688)

December 31, 2021 | 10-K 104

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Year ended December 31, 2020 (In thousands)	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Revenues:
Premiums
Life insurance	$128,900	41,428	—	170,328
Accident and health insurance	301	718	—	1,019
Property insurance	—	3,982	—	3,982
Net investment income (loss)	45,885	13,051	1,261	60,197
Investment related gains (losses), net	1,340	223	(61)	1,502
Other income (loss)	1,806	19	3	1,828
Total revenue	178,232	59,421	1,203	238,856
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	93,813	27,332	—	121,145
Increase in future policy benefit reserves	25,825	4,098	—	29,923
Policyholders' dividends	5,554	33	—	5,587
Total insurance benefits paid or provided	125,192	31,463	—	156,655
Commissions	17,944	14,125	—	32,069
Other general expenses	16,323	17,402	19,944	53,669
Capitalization of deferred policy acquisition costs	(15,568)	(4,907)	—	(20,475)
Amortization of deferred policy acquisition costs	23,987	3,452	—	27,439
Amortization of cost of insurance acquired	460	1,356	—	1,816
Total benefits and expenses	168,338	62,891	19,944	251,173
Income (loss) before federal income tax	$9,894	(3,470)	(18,741)	(12,317)

December 31, 2021 | 10-K 105

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Year ended December 31, 2019 (In thousands)	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Revenues:
Premiums
Life insurance	$136,941	41,410	—	178,351
Accident and health insurance	725	658	—	1,383
Property insurance	—	4,613	—	4,613
Net investment income (loss)	44,779	13,058	1,694	59,531
Investment related gains (losses), net	6,795	1,470	(3,016)	5,249
Other income (loss)	1,412	4	2	1,418
Total revenue	190,652	61,213	(1,320)	250,545
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	82,964	23,863	—	106,827
Increase in future policy benefit reserves	39,873	1,839	—	41,712
Policyholders' dividends	6,004	36	—	6,040
Total insurance benefits paid or provided	128,841	25,738	—	154,579
Commissions	20,128	14,094	—	34,222
Other general expenses	23,012	19,517	5,911	48,440
Capitalization of deferred policy acquisition costs	(17,448)	(4,807)	—	(22,255)
Amortization of deferred policy acquisition costs	23,832	4,436	—	28,268
Amortization of cost of insurance acquired	492	1,054	—	1,546
Total benefits and expenses	178,857	60,032	5,911	244,800
Income (loss) before federal income tax	$11,795	1,181	(7,231)	5,745

The table below summarizes assets by segment.

December 31, (In thousands)	2021	2020
Assets:
Life Insurance	$1,390,392	1,381,723
Home Service Insurance	407,603	385,931
Other Non-Insurance Enterprises	56,516	75,766
Total assets	$1,854,511	1,843,420

December 31, 2021 | 10-K 106

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

GEOGRAPHIC INFORMATION

The following table sets forth, by country, the Company's annual total of earned premiums from geographic area for the years indicated:

Years ended December 31, (In thousands)	2021	2020	2019
Area:
United States	$56,000	52,667	53,656
Colombia	24,829	25,783	26,768
Taiwan	19,042	19,078	19,403
Venezuela	17,788	19,956	22,353
Ecuador	13,115	13,301	14,198
Argentina	9,160	9,175	10,069
Other foreign countries	38,871	38,993	40,562
Net reinsurance	(4,077)	(3,624)	(2,662)
Total premiums	$174,728	175,329	184,347

(9) INCOME TAXES

CICA International, a wholly-owned subsidiary of Citizens, is considered a controlled foreign corporation for federal income tax purposes. As a result, the insurance activity of CICA International is subject to Subpart F of the IRC and is included in Citizens’ taxable income. Due to the 0% enacted tax rate in Bermuda there are no deferred taxes recorded for CICA International's temporary differences. For the years ended December 31, 2021, 2020 and 2019, the Subpart F income inclusion generated $2.1 million, $2.2 million and $5.9 million of federal income tax expense, respectively.

A reconciliation between the U.S. corporate income tax rate and the effective income tax rate is as follows:

Years ended December 31, (In thousands, except for %)	2021	%	2020	%	2019	%
Expected tax expense (benefit)	$(1,404)	21.0%	$(2,586)	21.0%	$1,186	21.0%
Foreign income tax rate differential	(2,912)	43.5	(1,817)	14.8	(1,562)	(27.7)
Tax-exempt interest and dividends-received deduction	(114)	1.7	(146)	1.2	(145)	(2.6)
Adjustment of prior year taxes	(61)	0.9	194	(1.6)	(99)	(1.8)
Effect of uncertain tax position	(43,834)	655.4	1	—	1,148	20.3
Nondeductible costs to remediate tax compliance issue	(176)	2.6	(620)	5.0	(27)	(0.5)
Compensation limitation under 162(m) and 280(g)	(21)	0.3	2,386	(19.4)	480	8.5
Subpart F income	2,102	(31.4)	2,217	(18.0)	5,853	103.6
Rate differential on net operating loss carryback claim	295	(4.4)	(999)	8.1	—	—
Goodwill impairment	2,651	(39.6)	—	—	—	—
Other	(1)	—	41	(0.3)	281	5.2
Total federal income tax expense (benefit)	$(43,475)	650.0%	$(1,329)	10.8%	$7,115	126.0%

December 31, 2021 | 10-K 107

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Income tax expense (benefit) consists of:

Years ended December 31, (In thousands)	2021	2020	2019
Income tax expense (benefit):
Current - normal operations	$(68)	(927)	5,542
Current - UTP release impact	(43,834)	—	—
Deferred	427	(402)	1,573
Total income tax expense (benefit)	$(43,475)	(1,329)	7,115

The components of deferred federal income taxes are as follows:

December 31, (In thousands)	2021	2020
Deferred tax assets:
Future policy benefit reserves	$2,572	2,657
Net operating and capital loss carryforwards	1,545	1,395
Accrued policyholder dividends and expenses	115	124
Investments	218	147
Deferred intercompany loss	1,848	2,002
Accrued compensation	337	513
Lease liability	2,274	2,514
Other	236	584
Total gross deferred tax assets	9,145	9,936
Deferred tax liabilities:
DAC, COIA and intangible assets	(8,955)	(8,693)
Unrealized gains on investments available-for-sale	(10,350)	(4,522)
Tax reserves transition liability	(2,989)	(3,736)
Right-of-use lease asset	(2,274)	(2,514)
Other	(33)	(35)
Total gross deferred tax liabilities	(24,601)	(19,500)
Net deferred tax liability	$(15,456)	(9,564)

A summary of the changes in the components of deferred federal and state income taxes is as follows:

December 31, (In thousands)	2021	2020
Deferred federal and state income taxes:
Balance January 1,	$(9,564)	(12,428)
Deferred tax benefit (expense)	(427)	402
Investments available-for-sale	(5,709)	2,774
Effects of unrealized gains on DAC, COIA and reserves	244	(391)
Adoption of ASU 2016-13	—	79
Balance December 31,	$(15,456)	(9,564)

December 31, 2021 | 10-K 108

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company and our subsidiaries have net operating loss carryforwards of $6.3 million at December 31, 2021, which will begin expiring in 2036. MGLIC joined the Company's consolidated tax return filing group in 2020 and had a $0.4 million net operating loss carryforward as of December 31, 2021, which will begin expiring in 2037. The MGLIC net operating losses were incurred while it was owned by the Company; thus, there will be no IRC Section 382 limit on the utilization of these net operating losses.

The Company and our subsidiaries had capital loss carryforwards of $1.0 million at December 31, 2021, which begin expiring in 2026.

At December 31, 2021 and 2020, we determined that as a result of our taxable capital gain income in carryback periods, the expected reversal of existing deferred tax liabilities, and tax planning strategies, it was more likely than not that the deferred tax assets would be realized. Thus, the Company holds no valuation allowance in operations or other comprehensive income at December 31, 2021 and 2020.

The Company recognizes only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority.

A reconciliation of unrecognized tax benefits is as follows:

Years ended December 31, (In thousands)	2021	2020	2019
Balance at January 1,	$45,990	45,989	44,841
Additions for tax positions of prior years	—	1	1,148
Reductions for tax positions of prior years	(43,834)	—	—
Balance December 31,	$2,156	45,990	45,989

This unrecognized tax benefit is reported net in current federal income tax payable on the consolidated balance sheets. Included in these amounts are interest expense of $0.4 million and $9.9 million with respect to unrecognized tax benefits as of December 31, 2021 and 2020, respectively.

The Company’s unrecognized tax benefits at December 31, 2021 would affect the effective tax rate if recognized. The Company accrued an uncertain tax position of $46.0 million at December 31, 2020. However, the Company released $43.8 million of this uncertain tax position, including interest, during the fourth quarter of 2021 following the expiration of the statute of limitations on the tax year ended December 31, 2017. The Company believes it is reasonably possible that $1.0 million of the uncertain tax benefits will decrease within the next twelve months.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.  In the consolidated statements of operations and comprehensive income (loss), the amount of interest income recorded was $9.5 million for the year ended December 31, 2021, and interest expense of $0.0 million and $1.1 million were recorded for the years ended December 31, 2020 and 2019, respectively.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating losses incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During the year ended December 31, 2020, the Company was able to claim a net refund for taxes paid in preceding years as a result of the CARES Act. As of December 31, 2021, the Company has an accrued tax refund remaining of $2.6 million.

The Consolidated Appropriations Act was enacted on December 27, 2020 and the American Rescue Plan Act of 2021 was enacted March 11, 2021. These Acts did not have a material impact on the Company's financial statements.

December 31, 2021 | 10-K 109

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company's Federal income tax return is filed on a consolidated basis with the following entities:

Citizens, Inc.
CICA Life Insurance Company of America
Citizens National Life Insurance Company
Magnolia Guaranty Life Insurance Company
Security Plan Life Insurance Company
Security Plan Fire Insurance Company
Computing Technology, Inc.

The method of tax allocation among companies is subject to a written tax sharing agreement, approved by the Board of Directors, whereby allocation is made primarily on a separate return basis pursuant to the wait-and-see method.  Under this method, consolidated group members are not given current credit or refunds for net operating losses until taxable income on a separate return basis is generated. Intercompany tax balances are settled at least annually.

The Company and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various U.S. states. Our subsidiaries are subject to examination by U.S. tax authorities for tax years 2013 - 2016 and 2018 - 2020.

December 31, 2021 | 10-K 110

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10) OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% in 2021, 2020 and 2019, as indicated below.

(In thousands)	Amount	Tax Effect	Total
Year ended December 31, 2021
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$(41,123)	3,084	(38,039)
Reclassification adjustment for (gains) losses included in net income	(243)	51	(192)
Effects on DAC	37,679	(8,938)	28,741
Effects on COIA	276	(58)	218
Effects on unearned revenue reserves	(1,887)	396	(1,491)
Other comprehensive income (loss)	$(5,298)	(5,465)	(10,763)
Year ended December 31, 2020
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$84,010	(6,044)	77,966
Reclassification adjustment for (gains) losses included in net income	111	(23)	88
Effects on DAC	(37,372)	8,872	(28,500)
Effects on COIA	(98)	21	(77)
Effects on unearned revenue reserves	2,102	(441)	1,661
Other comprehensive income (loss)	$48,753	2,385	51,138
Year ended December 31, 2019
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$78,744	(5,535)	73,209
Reclassification adjustment for (gains) losses included in net income	(1,927)	405	(1,522)
Effects on DAC	(484)	102	(382)
Effects on COIA	(224)	47	(177)
Effects on unearned revenue reserves	789	(166)	623
Other comprehensive income (loss)	$76,898	(5,147)	71,751
(11) STOCK COMPENSATION

In 2021, 2020 and 2019, the Company's Board of Directors approved awards of restricted stock units ("RSUs") under the Citizens, Inc. Omnibus Incentive Plan for non-employee directors and the executive management team. The RSUs granted to the directors vest one year from the date of the annual shareholders meeting, subject to continued service on the Board. RSUs to the executive management team are subject to achieving performance goals and once the goals are met, RSUs are awarded. These awarded RSUs have a time-based vesting component, which was two years for the executive officers prior to 2021 and is now three years, in all cases, subject to continued employment. In addition, the Board also approved an allotment of RSUs for other employees with a delegation to the Chief Executive Officer to determine the participants and number of RSUs to be awarded. There were three million shares originally authorized to be granted under the plan.

December 31, 2021 | 10-K 111

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides a rollforward of restricted stock activity:

Restricted Stock Units	Units	Weighted Average Grant Price	Weighted Average Remaining Contractual Life	Aggregate Fair Value (1)
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2019	275	$7.09	0.50	$1,947
Granted	350	6.59		1,948
Less:
Vested	435	6.65		2,753
Forfeited	—	7.18		—
Outstanding at December 31, 2020	190	6.03	0.88	1,142
Granted	178	5.83		1,040
Less:
Vested	147	6.21		913
Forfeited	8	5.96		47
Outstanding at December 31, 2021	213	$5.75	1.63	$1,222
(1) Fair value per share of restricted stock units was equal to Grant Date fair value per share, which was calculated based on the closing price of the Company's Class A common stock on the NYSE on the grant date, in accordance with ASC Topic 718.

As of December 31, 2021, we recognized $0.7 million of expense, while $0.8 million was unrecognized and is expected to be amortized up to three years.

Restricted stock unit awards give the participant the right to receive common stock in the future, subject to certain restrictions and a risk of forfeiture. Forfeitures are recognized in the period they occur. Compensation expense of $0.6 million, $2.2 million and $2.1 million was recognized as of December 31, 2021, 2020 and 2019, respectively, related to these awards.

Under the terms of an employment agreement in connection with his resignation following a change in control of the Company, all of the outstanding restricted stock units granted to our former Chief Executive Officer immediately vested during 2020.

(12) BENEFIT PLANS

The Company sponsors a defined contribution retirement plan.  The plan was initially established as the Citizens, Inc. Profit Sharing Plan and was restated as the Citizens, Inc. 401(k) Retirement and Profit Sharing Plan effective March 1, 2016. There have been no profit sharing contributions since 2014.

The 401(k) plan allows employees who have completed three months of service to participate. Voluntary contributions are made by employees and the Company provides a matching contribution based upon the employee's level of contribution. The Company's expense was $0.7 million, $0.8 million and $0.8 million in 2021, 2020 and 2019, respectively.

The Company is primarily self-insured for employee health benefits.  The Company records its self-insurance liability based on an estimate of claims incurred but not yet reported.  There is stop-loss coverage for amounts in excess of $80,000 per individual per year.  If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods.

December 31, 2021 | 10-K 112

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(13) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. We perform an expense study on an annual basis, utilizing an enterprise-wide time study, and we adjust cost allocations among entities as needed based upon this review.  Any allocation changes are reflected in the segment operations, but do not impact consolidated expenses. A reinsurance assumption and novation transaction was completed effective July 1, 2018 between CICA and CICA International to transfer the international policies from CICA to CICA International, the newly formed Bermuda entity. There were no changes related to these relationships during the year ended December 31, 2021 and no additional related party transactions.

CERTAIN PAYMENTS FOLLOWING CHANGE IN CONTROL

For over 30 years, the Harold E. Riley Trust (the “Trust”), a trust controlled by our founder, Harold E. Riley, and his family, was the beneficial owner of 100% of the Company’s Class B common stock. The Trust documents provided that upon Mr. Riley’s death, which occurred in 2017, the Class B common stock would transfer from the Trust to the Harold E. Riley Foundation (the “Foundation”). Because our insurance subsidiaries are regulated entities, the transfer required regulatory approval by the insurance regulators of Colorado, Louisiana, Mississippi and Texas, the states in which the Company's insurance subsidiaries are domiciled. On July 29, 2020, the final approval was obtained. Because the Class B common stock elects a simple majority of the Board of Directors of the Company, the transfer of the shares from the Trust to the Foundation constituted a change in control of the Company.

Following the change in control of the Company, our then Chief Executive Officer, Geoffrey Kolander, resigned from his position as Chief Executive Officer and President and as a member of the Board of Directors, and terminated the Employment Agreement by and between the Company and Mr. Kolander dated January 1, 2019 (the “2019 Employment Agreement”) due to the change in control. Pursuant to Sections 6(g) and (h) of the 2019 Employment Agreement, Mr. Kolander was entitled to a cash severance amount of $8.8 million, less required withholdings and deductions. Additionally, all outstanding Restricted Stock Units held by Mr. Kolander were fully vested on August 5, 2020, the effective date of his resignation. In accordance with the 2019 Employment Agreement, the cash severance amount was paid on February 8, 2021. These amounts were expensed in 2020.

To assist in the orderly transition of his duties and responsibilities, Mr. Kolander entered into a Separation and Consulting Agreement with the Company. Under the Separation and Consulting Agreement, Mr. Kolander agreed to provide leadership transition guidance and business continuity assistance to the Company as a consultant, for up to 14 hours per week, after the separation date through March 9, 2021. Mr. Kolander was paid at a rate of $14,000 per week. The above summary of the Separation and Consulting Agreement is qualified by reference in its entirety to the Separation and Consulting Agreement, which was filed as an exhibit to our Current Report on Form 8-K filed on July 30, 2020.

Gerald W. Shields, the Vice Chairman of the Board of Directors of the Company, was appointed Interim Chief Executive Officer and President effective August 5, 2020. On such date, the Company entered into a Consulting Agreement with Mr. Shields (the “Consulting Agreement”), pursuant to which Mr. Shields provided consulting services to function as Interim Chief Executive Officer and President of the Company until a permanent Chief Executive Officer was hired by the Company. Pursuant to the Consulting Agreement, Mr. Shields was paid a consulting fee of $14,500 per week in 2020, a bonus of $125,000 for service performed in 2020, and in 2021, the Consulting Agreement was amended to provide a weekly payment of $15,500. The Consulting Agreement was terminated when Mr. Shields became the permanent Chief Executive Officer effective January 1, 2022.

December 31, 2021 | 10-K 113

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(14) QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table contains selected unaudited financial data for each quarter.

(In thousands, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2021
Revenues	$69,921	61,584	63,558	55,483
Benefits and expenses	76,734	64,311	57,958	58,231
Federal income tax expense (benefit)	(44,950)	72	578	825
Net income (loss)	38,137	(2,799)	5,022	(3,573)
Net income (loss) available to common shareholders	38,137	(2,799)	5,022	(3,573)
Basic earnings (losses) per share of Class A common stock	0.77	(0.06)	0.10	(0.07)
Basic earnings (losses) per share of Class B common stock	0.36	—	0.05	(0.04)
Diluted earnings (losses) per share of Class A common stock	0.77	(0.06)	0.10	(0.07)
Diluted earnings (losses) per share of Class B common stock	0.36	—	0.05	(0.04)

2020
Revenues	64,968	59,825	58,341	55,722
Benefits and expenses	67,317	67,996	57,903	57,957
Federal income tax expense (benefit)	(3,887)	(256)	1,465	1,349
Net income (loss)	1,538	(7,915)	(1,027)	(3,584)
Net income (loss) available to common shareholders	1,538	(7,915)	(1,027)	(3,584)
Basic earnings (losses) per share of Class A common stock	0.03	(0.16)	(0.02)	(0.07)
Basic earnings (losses) per share of Class B common stock	0.01	(0.07)	(0.01)	(0.04)
Diluted earnings (losses) per share of Class A common stock	0.03	(0.16)	(0.02)	(0.07)
Diluted earnings (losses) per share of Class B common stock	0.01	(0.07)	(0.01)	(0.04)

(15) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued and determined that no subsequent events need to be recognized or disclosed.

December 31, 2021 | 10-K 114

CITIZENS, INC.	FINANCIAL SCHEDULES

Schedule II Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Balance Sheets
December 31, (In thousands)	2021	2020

Assets
Investment in subsidiaries (1)	$271,639	231,992
Fixed maturity securities available-for-sale, at fair value	33,724	42,202
Equity securities, at fair value	1,466	1,347
Mortgage loans on real estate	1,000	—
Real estate held-for-sale	—	2,571
Other long-term investments	—	8,790
Cash	3,399	3,102
Accrued investment income	439	471
Accounts receivable from subsidiaries (1)	5,832	4,911
Property and equipment, net	11,564	12,666
Other assets	3,049	3,183
Total assets	$332,112	311,235
Liabilities and Stockholders' Equity
Liabilities:
Accrued expense and other liabilities	$11,541	10,290
Total liabilities	$11,541	10,290
Stockholders' equity:
Common stock:
Class A	$265,561	262,869
Class B	3,184	3,184
Accumulated deficit	(45,565)	(82,352)
Unrealized investment gains (losses) on securities held by parent and subsidiaries, net of tax	117,492	128,255
Treasury stock	(20,101)	(11,011)
Total stockholders' equity	320,571	300,945
Total liabilities and stockholders' equity	$332,112	311,235
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

December 31, 2021 | 10-K 115

CITIZENS, INC.	FINANCIAL SCHEDULES

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, (In thousands)	2021	2020	2019
Comprehensive income (loss):
Revenues:
Management service fees (1)	$33,311	32,828	43,694
Investment income	1,063	11,253	1,685
Other	(37)	3	2
Investment related gains (losses), net	1,197	(62)	(3,013)
Total revenues	35,534	44,022	42,368
Expenses:
General expenses	37,977	49,747	46,020
Taxes, licenses and fees	198	189	146
Total expenses	38,175	49,936	46,166
Income (loss) before federal income tax expense (benefit) and equity in income (loss) of consolidated subsidiaries	(2,641)	(5,914)	(3,798)
Federal income tax expense (benefit)	(1,661)	(5,583)	(4,491)
Income (loss) before equity in income (loss) of consolidated subsidiaries	(980)	(331)	693
Equity in income (loss) of consolidated subsidiaries	37,767	(10,657)	(2,063)
Net income (loss)	36,787	(10,988)	(1,370)
Other comprehensive income (loss)	(10,763)	51,138	71,751
Total comprehensive income	$26,024	40,150	70,381
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

December 31, 2021 | 10-K 116

CITIZENS, INC.	FINANCIAL SCHEDULES

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Cash Flows
Years ended December 31, (In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$36,787	(10,988)	(1,370)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment related gains (losses), net	(1,197)	62	3,013
Equity in loss (income) of consolidated subsidiaries	(37,767)	10,657	2,063
Change in accrued expenses and other liabilities	(11,458)	11,629	(6,530)
Change in federal income tax payable	(2,683)	(17,647)	—
Deferred federal income tax expense (benefit)	227	79	—
Amortization of premiums and discounts on investments	473	535	496
Depreciation	239	133	267
Change in accrued investment income	32	64	(5)
Stock-based compensation	646	2,223	2,099
Decrease (increase) in receivable from subsidiaries and other assets	(921)	(141)	1,101
Other, net	151	(3,896)	(248)
Net cash provided by (used in) operating activities	(15,471)	(7,290)	886
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(2,678)	(4,628)	(12,970)
Maturities and calls of fixed maturity securities, available-for-sale	7,548	7,114	691
Purchase of equity securities	—	(250)	—
Sales of fixed maturity securities, available-for-sale	6,952	5,735	4,268
Sales of property and equipment	14	11	14
Sale of other long-term investments	8,790	—	—
Sale of real estate	3,552	—	—
Funding of mortgage loans	(1,000)	—	—
Purchases of other long-term investments	—	(8,790)	—
Purchases of property and equipment	(119)	(60)	(85)
Purchases of short-term investments	—	—	(2,456)
Maturities of short-term investments	—	1,300	9,090
Net cash provided by (used in) investing activities	23,059	432	(1,448)
Cash flows from financing activities:
Issuance of common stock	2,255	—	—
Acquisition of treasury stock	(9,090)	—	—
Other	(456)	(869)	(377)
Net cash provided by (used in) financing activities	(7,291)	(869)	(377)
Net increase (decrease) in cash	297	(7,727)	(939)
Cash at beginning of year	3,102	10,829	11,768
Cash at end of year	$3,399	3,102	10,829

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

December 31, 2021 | 10-K 117

CITIZENS, INC.	FINANCIAL SCHEDULES

Schedule III Consolidated Supplementary Insurance Information
Years ended December 31, (In thousands)	2021	2020
Deferred policy acquisition costs:
Life Insurance	$97,644	94,771
Home Service Insurance	42,736	10,142
Total consolidated deferred policy acquisition costs	$140,380	104,913
Future policy benefit reserves and policy claims payable:
Life Insurance	$1,084,455	1,052,638
Home Service Insurance	293,824	286,056
Total consolidated future policy benefit reserves and policy claims payable	$1,378,279	1,338,694
Unearned premiums:
Life Insurance	$1,471	1,446
Home Service Insurance	331	262
Total consolidated unearned premiums	$1,802	1,708
Other policy claims and benefits payable:
Life Insurance	$105,310	92,758
Home Service Insurance	2,028	1,922
Total consolidated other policy claims and benefits payable	$107,338	94,680
December 31, 2021 | 10-K 118

CITIZENS, INC.	FINANCIAL SCHEDULES

For the Company's short duration contracts (property), written premium is not materially different from earned premium, therefore only earned premiums are detailed in Schedule IV.

Schedule IV Consolidated Statement of Reinsurance
(In thousands)	Direct Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	% of Amount Assumed to Net
Year ended December 31, 2021
Life insurance in force	$4,627,509	465,954	4,366	4,165,921	0.1%
Premiums:
Life insurance	171,567	1,850	84	169,801
Accident and health insurance	1,255	5	—	1,250
Property insurance	5,984	2,307	—	3,677
Total premiums	$178,806	4,162	84	174,728	—%
Year ended December 31, 2020
Life insurance in force	$4,612,145	474,792	4,615	4,141,968	0.1%
Premiums:
Life insurance	172,503	2,266	91	170,328
Accident and health insurance	1,033	14	—	1,019
Property insurance	5,416	1,434	—	3,982
Total premiums	$178,952	3,714	91	175,329	0.1%
Year ended December 31, 2019
Life insurance in force	$4,728,826	486,937	4,892	4,246,781	0.1%
Premiums:
Life insurance	180,204	1,952	99	178,351
Accident and health insurance	1,400	17	—	1,383
Property insurance	5,405	792	—	4,613
Total premiums	$187,009	2,761	99	184,347	0.1%

December 31, 2021 | 10-K 119

EXHIBITS

Exhibit No.	The following exhibits are filed herewith:

3.1
Restated and Amended Articles of Incorporation dated March 4, 2004 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 15, 2004)

3.2	Amended and Restated Bylaws dated June 2, 2021 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on June 7, 2021)

4.1*	Description of Securities of Citizens, Inc.

10.1	Form of Indemnification Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 8, 2017)

10.2	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 8, 2017)

10.3†	Citizens, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the Registrant on December 5, 2017)

10.4†	Form of Citizens, Inc. Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed on March 29, 2018)

10.5†	Form of Citizens, Inc. Non-employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K filed on March 29, 2018)

10.6†
Consulting Agreement by and Between the Company and Gerald W. Shields dated August 5, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 30, 2020)

10.7†
Amendment to Consulting Agreement by and between the Company and Gerald W. Shields effective January 1, 2021 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed on March 10, 2021)

10.8†	Amendment to Gerald Shields Consulting Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 4, 2021)

10.9
Mutual Agreement for Compromise, Settlement and Release with the Harold E. Riley Foundation dated February 6, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 9, 2021)

10.10
Mutual Agreement for Compromise, Settlement and Release with Michael C. Hughes, Charles W. Hott and David August Boto dated February 5, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 9, 2021)

10.11	Purchase and Sale Agreement dated February 6, 2021 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 9, 2021)

10.12	Credit Agreement between the Company and Regions Bank dated May 5, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2021)

10.13
Pledge and Security Agreement dated May 5, 2021 by and between Citizens, Inc. as obligor, and Regions Bank, as lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2021)

10.14†
Separation Agreement between the Company and James A. Eliasberg effective April 30, 2021 (incorporated by referenced to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2021)

December 31, 2021 | 10-K 120

10.15†
Form of Executive Change in Leadership Agreement entered into by and between the Company and each of the following: Jeffery P. Conklin, Sheryl Kinlaw, Robert M. Mauldin III and Harvey J.L. Waite (incorporated by referenced to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 4, 2021)

21*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP

23.2*	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

24	Power of Attorney (included on signature page enclosed herein)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Inline XBRL for the cover page of this Annual Report on Form 10-K for the year ended December 31, 2021, filed electronically herewith, included in the Exhibit 101 Inline XBRL Document Set.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.

December 31, 2021 | 10-K 121

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CITIZENS, INC.

Date:	March 11, 2022	By:	/s/ Gerald W. Shields
Gerald W. Shields,
Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin,
Vice President, Chief Financial Officer, Chief Investment Officer and Treasurer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerald W. Shields and Jeffery P. Conklin jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 11, 2022.

Dated:  March 11, 2022

/s/ Christopher W. Claus	/s/ Dr. Terry S. Maness
Christopher W. Claus, Director	Dr. Terry S. Maness, Director

/s/ Jerry D. Davis, Jr.	/s/ Gerald W. Shields
Jerry D. Davis, Jr., Chairman of the Board and Director	Gerald W. Shields, Vice Chairman of the Board and Director

/s/ Dr. E. Dean Gage	/s/ Dr. Robert B. Sloan, Jr.
Dr. E. Dean Gage, Director	Dr. Robert B. Sloan, Jr., Director

/s/ Francis A. Keating II	/s/ Cynthia H. Davis
Francis A. Keating II, Director	Cynthia H. Davis, Director

/s/ J. Keith Morgan	/s/ Mary Taylor
J. Keith Morgan, Director	Mary Taylor, Director

December 31, 2021 | 10-K 122