Form 10-Q
period 2022-03-31
CITIZENS, INC.
filed 2022-05-05
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 2, 2022, the Registrant had 50,508,640 shares of Class A common stock outstanding and 0 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

March 31, 2022 | 10-Q 1

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets

(In thousands)	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $1,361,254 and $1,343,755 in 2022 and 2021, respectively)	$1,355,410	1,470,617
Equity securities, at fair value	13,902	14,844
Policy loans	79,345	80,307
Other long-term investments (portion measured at fair value $62,564 and $56,038 in 2022 and 2021, respectively)	63,927	57,399
Total investments	1,512,584	1,623,167
Cash and cash equivalents	21,298	27,294
Accrued investment income	15,755	16,197
Reinsurance recoverable	3,574	5,539
Deferred policy acquisition costs	139,688	140,380
Cost of insurance acquired	10,528	10,611
Current federal income tax receivable	589	762
Property and equipment, net	14,088	14,074
Due premiums	8,971	10,748
Other assets (less allowance for losses of $109 and $111 in 2022 and 2021, respectively)	5,886	5,739
Total assets	$1,732,961	1,854,511

See accompanying Notes to Consolidated Financial Statements.

March 31, 2022 | 10-Q 2

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets, Continued

(In thousands, except share amounts)	March 31, 2022	December 31, 2021
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,284,792	1,278,987
Annuities	85,662	83,918
Accident and health	766	784
Dividend accumulations	38,576	37,760
Premiums paid in advance	40,433	40,690
Policy claims payable	9,659	14,590
Other policyholders' funds	32,656	30,690
Total policy liabilities	1,492,544	1,487,419
Commissions payable	1,816	2,285
Deferred federal income tax payable	6,577	15,456
Payable for securities in process of settlement	3,815	—
Other liabilities	31,307	28,780
Total liabilities	1,536,059	1,533,940
Commitments and contingencies (Note 7)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 53,532,873 and 53,170,413 shares issued and outstanding in 2022 and 2021, respectively, including shares in treasury of 3,135,738 in 2022 and 2021	267,442	265,561
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2022 and 2021, including shares in treasury of 1,001,714 in 2022 and 2021	3,184	3,184
Accumulated deficit	(46,898)	(45,565)
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed maturity securities, net of tax	(6,725)	117,492
Treasury stock, at cost	(20,101)	(20,101)
Total stockholders' equity	196,902	320,571
Total liabilities and stockholders' equity	$1,732,961	1,854,511

See accompanying Notes to Consolidated Financial Statements.

March 31, 2022 | 10-Q 3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2022	2021
Revenues:
Premiums:
Life insurance	$37,746	37,642
Accident and health insurance	286	343
Property insurance	1,332	1,047
Net investment income	15,487	15,244
Investment related gains (losses), net	(582)	292
Other income	1,088	915
Total revenues	55,357	55,483
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	28,434	30,589
Increase in future policy benefit reserves	6,569	5,232
Policyholders' dividends	1,353	1,306
Total insurance benefits paid or provided	36,356	37,127
Commissions	7,673	8,157
Other general expenses	11,030	11,382
Capitalization of deferred policy acquisition costs	(4,781)	(4,985)
Amortization of deferred policy acquisition costs	5,817	6,183
Amortization of cost of insurance acquired	236	367
Total benefits and expenses	56,331	58,231
Income (loss) before federal income tax	(974)	(2,748)
Federal income tax expense (benefit)	359	825
Net income (loss)	(1,333)	(3,573)
Per Share Amounts:
Basic and diluted earnings (losses) per share of Class A common stock	(0.03)	(0.07)
Basic and diluted earnings (losses) per share of Class B common stock	—	(0.04)
Other Comprehensive Income (Loss):
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) arising during period	(133,342)	(55,898)
Reclassification adjustment for losses (gains) included in net income (loss)	59	(35)
Unrealized gains (losses) on fixed maturity securities, net	(133,283)	(55,933)
Income tax expense (benefit) on unrealized gains (losses) on fixed maturity securities	(9,066)	585
Other comprehensive income (loss)	(124,217)	(56,518)
Total comprehensive income (loss)	$(125,550)	(60,091)

See accompanying Notes to Consolidated Financial Statements.

March 31, 2022 | 10-Q 4

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stock-holders' equity
(In thousands)	Class A	Class B

Balance at December 31, 2021	$265,561	3,184	(45,565)	117,492	(20,101)	320,571
Comprehensive income (loss):
Net income (loss)	—	—	(1,333)	—	—	(1,333)
Unrealized investment gains (losses), net	—	—	—	(124,217)	—	(124,217)
Total comprehensive income (loss)	—	—	(1,333)	(124,217)	—	(125,550)
Common stock issuance	1,788	—	—	—	—	1,788
Stock-based compensation	93	—	—	—	—	93
Balance at March 31, 2022	$267,442	3,184	(46,898)	(6,725)	(20,101)	196,902

Balance at December 31, 2020	$262,869	3,184	(82,352)	128,255	(11,011)	300,945
Comprehensive income (loss):
Net income (loss)	—	—	(3,573)	—	—	(3,573)
Unrealized investment gains (losses), net	—	—	—	(56,518)	—	(56,518)
Total comprehensive income (loss)	—	—	(3,573)	(56,518)	—	(60,091)
Stock-based compensation	(14)	—	—	—	—	(14)
Balance at March 31, 2021	$262,855	3,184	(85,925)	71,737	(11,011)	240,840

See accompanying Notes to Consolidated Financial Statements.

March 31, 2022 | 10-Q 5

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31, (In thousands)	2022	2021
Cash flows from operating activities:
Net income (loss)	$(1,333)	(3,573)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Investment related (gains) losses on sale of investments and other assets	582	(292)
Net deferred policy acquisition costs	1,036	1,198
Amortization of cost of insurance acquired	236	367
Depreciation	153	308
Amortization of premiums and discounts on investments	1,386	1,323
Stock-based compensation	132	76
Deferred federal income tax expense (benefit)	187	(432)
Change in:
Accrued investment income	442	275
Reinsurance recoverable	1,965	1,410
Due premiums	1,777	1,771
Future policy benefit reserves	6,494	5,185
Other policyholders' liabilities	(2,406)	4,528
Federal income tax payable	172	1,257
Commissions payable and other liabilities	1,489	(11,317)
Other, net	(172)	(275)
Net cash provided by (used in) operating activities	12,140	1,809
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(26,050)	(37,294)
Sales of fixed maturity securities, available-for-sale	1,100	4,445
Maturities and calls of fixed maturity securities, available-for-sale	10,435	14,376
Principal payments on mortgage loans	2	4
(Increase) decrease in policy loans, net	962	644
Sales of other long-term investments	1,681	15,089
Purchases of other long-term investments	(7,940)	(4,619)
Purchases of property and equipment	(34)	(15)
Purchases of short-term investments	(5)	—
Net cash provided by (used in) investing activities	(19,849)	(7,370)

See accompanying Notes to Consolidated Financial Statements.

March 31, 2022 | 10-Q 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(Unaudited)

Three Months Ended March 31, (In thousands)	2022	2021
Cash flows from financing activities:
Annuity deposits	$2,227	2,431
Annuity withdrawals	(2,263)	(2,329)
Acquisition of treasury stock	—	(9,090)
Issuance of common stock	1,788	—
Other	(39)	(89)
Net cash provided by (used in) financing activities	1,713	(9,077)
Net increase (decrease) in cash and cash equivalents	(5,996)	(14,638)
Cash and cash equivalents at beginning of year	27,294	34,131
Cash and cash equivalents at end of period	$21,298	19,493

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2022 and 2021, various fixed maturity issuers exchanged securities with book values of $0.6 million and $2.0 million, respectively, for securities of equal value.

The Company had $3.8 million net unsettled security trades at March 31, 2022 and $0.7 million at March 31, 2021.

The Company accrued purchases of property and equipment of $0.8 million as of March 31, 2021 and recorded none as of March 31, 2022.

The Company recognized right-of-use assets of $0.4 million in exchange for new operating lease liabilities during the three months ended March 31, 2022 and none during the three months ended March 31, 2021.

See accompanying Notes to Consolidated Financial Statements.

March 31, 2022 | 10-Q 7

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) FINANCIAL STATEMENTS

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens" or the "Company"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA"), CICA Life Ltd. ("CICA International"), Citizens National Life Insurance Company ("CNLIC"), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Magnolia Guaranty Life Insurance Company ("MGLIC") and Computing Technology, Inc. ("CTI"). All significant inter-company accounts and transactions have been eliminated. Citizens and its wholly-owned subsidiaries are collectively referred to as the "Company", "it", "we", "us" or "our".

The consolidated balance sheet as of March 31, 2022, the consolidated statements of operations and comprehensive income (loss) and stockholders' equity for the three months ended March 31, 2022 and March 31, 2021 and the consolidated statements of cash flows for the three months ended March 31, 2022 and March 31, 2021 have been prepared by the Company without audit and are not subject to audit. In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2022 and for comparative periods have been made. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 ("Form 10-K").  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

March 31, 2022 | 10-Q 8

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Significant estimates include those used in the evaluation of credit allowances on fixed maturity securities, actuarially determined assets and liabilities and assumptions and valuation allowance on deferred tax assets.  Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the consolidated financial statements.

SIGNIFICANT ACCOUNTING POLICIES

For a description of our significant accounting policies, see Part IV, Item 15, Note 1. Summary of Significant Accounting Policies in the notes to our consolidated financial statements included in our Form 10-K, which should be read in conjunction with these accompanying consolidated financial statements.

(2) ACCOUNTING PRONOUNCEMENTS

ACCOUNTING STANDARDS NOT YET ADOPTED

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. This ASU amends four key areas of the accounting and impacts disclosures for long-duration insurance and investment contracts:

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

For calendar-year public companies, the changes will be effective on January 1, 2023, however, early adoption is permitted. We will adopt this ASU effective January 1, 2023 with a transition date of January 1, 2021 using a modified retrospective approach. We continue to make progress in our implementation process that includes, but is not limited to, making significant accounting policy decisions, employing appropriate internal controls, building and updating actuarial models and systems, revising reporting processes and developing informative qualitative and quantitative disclosures. In 2022, we will begin the process of calculating our transition adjustments and preparing for the restatement of applicable periods. We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations and will be able to better assess the effects as we progress with our implementation efforts. While it is not possible to estimate the expected impact of adoption at this time, the Company believes there is a reasonable possibility that implementation this ASU may result in a material impact to accumulated other comprehensive income and future earnings patterns.

No other new accounting pronouncements issued or effective during the year had, or is expected to have, a material impact on our consolidated financial statements.

March 31, 2022 | 10-Q 9

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) SEGMENT INFORMATION

The Company has two reportable segments:  Life Insurance and Home Service Insurance.  Our Life Insurance segment primarily issues endowment contracts, which are principally accumulation contracts that incorporate an element of life insurance protection and ordinary whole life insurance, to non-U.S. residents through CICA International  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional coverage and annuity benefits to enhance accumulations. CICA issues credit life and disability and accident and health related policies throughout the Midwest and southern U.S. CNLIC issues ordinary whole life in Florida.

Our Home Service Insurance segment operates through our subsidiaries SPLIC, MGLIC and SPFIC, and focuses on the life insurance needs of the middle- and lower-income markets, primarily in Louisiana, Mississippi and Arkansas.  Our policies are sold and serviced through funeral homes and independent agents who sell policies, collect premiums and service policyholders.  Our Home Service Insurance segment also sells property insurance policies in Louisiana and Arkansas.

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

The accounting policies of the reportable segments and Other Non-Insurance Enterprises are presented in accordance with U.S. GAAP and are the same as those used in the preparation of the consolidated financial statements.  The Company evaluates profit and loss performance based on U.S. GAAP income or loss before federal income taxes for its two reportable segments.

March 31, 2022 | 10-Q 10

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended March 31, 2022
(In thousands)

Revenues:
Premiums	$26,931	12,433	—	39,364
Net investment income	11,971	3,244	272	15,487
Investment related gains (losses), net	(293)	(242)	(47)	(582)
Other income	1,088	—	—	1,088
Total revenues	39,697	15,435	225	55,357
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	21,458	6,976	—	28,434
Increase in future policy benefit reserves	5,130	1,439	—	6,569
Policyholders' dividends	1,350	3	—	1,353
Total insurance benefits paid or provided	27,938	8,418	—	36,356
Commissions	3,806	3,867	—	7,673
Other general expenses	5,691	4,350	989	11,030
Capitalization of deferred policy acquisition costs	(3,306)	(1,475)	—	(4,781)
Amortization of deferred policy acquisition costs	4,482	1,335	—	5,817
Amortization of cost of insurance acquired	56	180	—	236
Total benefits and expenses	38,667	16,675	989	56,331
Income (loss) before federal income tax expense	$1,030	(1,240)	(764)	(974)

March 31, 2022 | 10-Q 11

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended March 31, 2021
(In thousands)

Revenues:
Premiums	$27,063	11,969	—	39,032
Net investment income	11,598	3,345	301	15,244
Investment related gains (losses), net	(108)	223	177	292
Other income	913	2	—	915
Total revenues	39,466	15,539	478	55,483
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	23,270	7,319	—	30,589
Increase in future policy benefit reserves	3,658	1,574	—	5,232
Policyholders' dividends	1,296	10	—	1,306
Total insurance benefits paid or provided	28,224	8,903	—	37,127
Commissions	4,231	3,926	—	8,157
Other general expenses	5,226	3,794	2,362	11,382
Capitalization of deferred policy acquisition costs	(3,561)	(1,424)	—	(4,985)
Amortization of deferred policy acquisition costs	5,348	835	—	6,183
Amortization of cost of insurance acquired	104	263	—	367
Total benefits and expenses	39,572	16,297	2,362	58,231
Income (loss) before federal income tax expense	$(106)	(758)	(1,884)	(2,748)

March 31, 2022 | 10-Q 12

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) STOCKHOLDERS' EQUITY AND RESTRICTIONS

STOCK

Our Restated and Amended Articles of Incorporation authorize the issuance of 127,000,000 shares, of which 100,000,000 shares shall be Class A common stock, 2,000,000 shares shall be Class B common stock, and 25,000,000 shall be preferred stock. The two authorized classes of common stock are equal in all respects, except (a) each share of Class A common stock is entitled to receive twice the cash dividends paid on a per share basis to the Class B common stock, if any; and (b) the holders of the Class B common stock have the exclusive right to elect a simple majority of the board of Directors of Citizens. In April 2021, we repurchased all of the outstanding Class B common stock, which is now classified as treasury stock. As a result, all of the directors are elected by the holders of the Class A common stock. Citizens has never issued any preferred stock.

EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings (loss) per share.

Three Months Ended March 31,	2022	2021
(In thousands, except per share amounts)
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$(1,333)	(3,573)
Net income (loss) allocated to Class A common stock	$(1,333)	(3,537)
Net income (loss) allocated to Class B common stock	—	(36)
Net income (loss)	$(1,333)	(3,573)

Denominator:
Weighted average shares of Class A outstanding - basic	50,236	49,549
Weighted average shares of Class A outstanding - diluted	50,906	50,116
Weighted average shares of Class B outstanding - basic and diluted	—	1,002
Basic and diluted earnings (loss) per share of Class A common stock	$(0.03)	(0.07)
Basic and diluted earnings (loss) per share of Class B common stock	—	(0.04)

CAPITAL AND SURPLUS

Each of our regulated insurance subsidiaries is required to meet stipulated regulatory capital requirements. These include capital requirements imposed by the U.S. National Association of Insurance Commissioners ("NAIC") and the Bermuda Monetary Authority ("BMA"). All insurance subsidiaries exceeded the minimum capital requirements at March 31, 2022.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation or excess risk, the BMA has established a threshold capital level (termed the Target Capital Level ("TCL")), which is set at 120% of a company’s enhanced capital requirement. The TCL serves as an early warning tool for the BMA. As of March 31, 2022, CICA International was above the TCL threshold. At the request of the BMA, on April 15, 2021, Citizens and CICA International entered into a Keep Well Agreement. The Keep Well Agreement requires Citizens to contribute up to $10 million in capital to CICA International as necessary to ensure that CICA International has a minimum capital level of 120% (equal to the TCL). Since CICA International’s capital level currently exceeds 120%, Citizens is not currently required to make a capital contribution.

March 31, 2022 | 10-Q 13

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5) INVESTMENTS

The Company invests primarily in fixed maturity securities, which totaled 88.4% of total cash and invested assets at March 31, 2022, as shown below.

Carrying Value (In thousands, except for %)	March 31, 2022		December 31, 2021
	Amount	%	Amount	%

Cash and invested assets:
Fixed maturity securities	$1,355,410	88.4%	1,470,617	89.0%
Equity securities	13,902	0.9%	14,844	0.9%
Policy loans	79,345	5.2%	80,307	4.9%
Other long-term investments	63,927	4.2%	57,399	3.5%
Cash and cash equivalents	21,298	1.3%	27,294	1.7%
Total cash and invested assets	$1,533,882	100.0%	1,650,461	100.0%

The following tables represent the amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities as of the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,494	681	5	10,170
U.S. Government-sponsored enterprises	3,456	693	—	4,149
States and political subdivisions	354,513	13,363	9,481	358,395
Corporate:
Financial	220,033	4,394	9,036	215,391
Consumer	227,963	7,180	12,375	222,768
Energy	76,884	1,684	1,905	76,663
All other	305,831	7,191	13,714	299,308
Residential mortgage-backed	117,848	5,549	235	123,162
Asset-backed	45,131	268	102	45,297
Foreign governments	101	6	—	107
Total fixed maturity securities	$1,361,254	41,009	46,853	1,355,410

March 31, 2022 | 10-Q 14

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,515	1,097	1	10,611
U.S. Government-sponsored enterprises	3,463	996	—	4,459
States and political subdivisions	356,594	28,056	692	383,958
Corporate:
Financial	213,652	22,477	172	235,957
Consumer	219,223	23,658	900	241,981
Energy	76,989	7,334	68	84,255
All other	302,141	29,855	1,181	330,815
Residential mortgage-backed	117,755	16,046	6	133,795
Asset-backed	44,322	368	14	44,676
Foreign governments	101	9	—	110
Total fixed maturity securities	$1,343,755	129,896	3,034	1,470,617

Most of the Company's equity securities are diversified stock and bond mutual funds.

Fair Value (In thousands)	March 31, 2022	December 31, 2021

Equity securities:
Stock mutual funds	$3,476	3,571
Bond mutual funds	4,880	5,060
Common stock	957	990
Non-redeemable preferred stock	10	161
Non-redeemable preferred stock fund	4,579	5,062
Total equity securities	$13,902	14,844

VALUATION OF INVESTMENTS

Available-for-sale ("AFS") fixed maturity securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income. The Company recognized net investment related losses of $0.8 million on equity securities held for the three months ended March 31, 2022 and gains of $0.3 million for the same period ended March 31, 2021.

The Company considers several factors in its review and evaluation of individual investments, using the process described in Part IV, Item 15, Note 2. Investments in the notes to the consolidated financial statements of our Form 10-K to determine whether a credit loss impairment exists. For the three months ended March 31, 2022 and 2021, the Company recorded no credit valuation losses on fixed maturity securities.

March 31, 2022 | 10-Q 15

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the fair values and gross unrealized losses of fixed maturity securities that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2022 and December 31, 2021.

March 31, 2022	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
U.S. Treasury securities	$68	5	2	—	—	—	68	5	2
States and political subdivisions	93,810	9,274	103	807	207	2	94,617	9,481	105
Corporate:
Financial	100,331	8,800	124	1,075	236	1	101,406	9,036	125
Consumer	118,748	11,657	139	3,348	718	7	122,096	12,375	146
Energy	30,597	1,905	37	—	—	—	30,597	1,905	37
All Other	139,085	11,752	187	8,747	1,962	6	147,832	13,714	193
Residential mortgage-backed	4,793	235	14	—	—	—	4,793	235	14
Asset-backed	21,315	99	24	662	3	1	21,977	102	25
Total fixed maturity securities	$508,747	43,727	630	14,639	3,126	17	523,386	46,853	647

December 31, 2021	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
U.S. Government-sponsored enterprises	$72	1	2	—	—	—	72	1	2
States and political subdivisions	21,715	692	15	—	—	—	21,715	692	15
Corporate:
Financial	8,059	86	15	1,227	86	1	9,286	172	16
Consumer	29,494	777	28	2,419	123	1	31,913	900	29
Energy	7,381	68	8	—	—	—	7,381	68	8
All Other	33,384	781	30	4,523	400	4	37,907	1,181	34
Residential mortgage-backed	1,084	6	6	—	—	—	1,084	6	6
Asset-backed	9,078	12	11	663	2	1	9,741	14	12
Total fixed maturity securities	$110,267	2,423	115	8,832	611	7	119,099	3,034	122

In each category of our fixed maturity securities described above, we do not intend to sell our investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. These unrealized losses on fixed maturity securities are due to noncredit-related factors, including interest rate sensitivity and other market conditions, which have little bearing on the recoverability of our investments, hence they are not recognized as credit losses. The fair value is expected to recover as the securities approach maturity or if market yields for such investments decline. While the losses are currently unrealized, we

March 31, 2022 | 10-Q 16

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
continue to monitor all fixed maturity securities on an ongoing basis as future information may become available which could result in an allowance being recorded.

The amortized cost and fair value of fixed maturity securities at March 31, 2022 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

March 31, 2022	Amortized Cost	Fair Value
(In thousands)
Fixed maturity securities:
Due in one year or less	$43,909	44,649
Due after one year through five years	110,505	113,784
Due after five years through ten years	214,028	221,903
Due after ten years	992,812	975,074
Total fixed maturity securities	$1,361,254	1,355,410

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Three Months Ended
Fixed Maturity Securities, Available-for-Sale	March 31,
(In thousands)	2022	2021

Proceeds	$1,100	7,254
Gross realized gains	$—	100
Gross realized losses	$—	1

The Company sold 1 and 18 AFS fixed maturity securities during the three months ended March 31, 2022 and 2021, respectively.

(6) FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We hold AFS fixed maturity securities, which are carried at fair value. We also report our equity securities and other long-term investments at fair value with changes in fair value reported through the consolidated statements of operations and comprehensive income (loss).

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

March 31, 2022 | 10-Q 17

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

Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker prices utilizing significant inputs not based on or corroborated by readily available market information.  We have no investments in this category.

The following tables set forth our assets that are measured at fair value on a recurring basis as of the dates indicated.

March 31, 2022	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial Assets
Fixed maturity securities available-for-sale
U.S. Treasury and U.S. Government-sponsored enterprises	$10,170	4,149	—	14,319
States and political subdivisions	—	358,395	—	358,395
Corporate	50	814,080	—	814,130
Residential mortgage-backed	—	123,162	—	123,162
Asset-backed	—	45,297	—	45,297
Foreign governments	—	107	—	107
Total fixed maturity securities available-for-sale	10,220	1,345,190	—	1,355,410

Equity securities
Stock mutual funds	3,476	—	—	3,476
Bond mutual funds	4,880	—	—	4,880
Common stock	957	—	—	957
Non-redeemable preferred stock	10	—	—	10
Non-redeemable preferred stock fund	4,579	—	—	4,579
Total equity securities	13,902	—	—	13,902
Other long-term investments (1)	—	—	—	62,564
Total financial assets	$24,122	1,345,190	—	1,431,876
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

March 31, 2022 | 10-Q 18

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2021	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial Assets
Fixed maturity securities available-for-sale
U.S. Treasury and U.S. Government-sponsored enterprises	$10,611	4,459	—	15,070
States and political subdivisions	—	383,958	—	383,958
Corporate	51	892,957	—	893,008
Residential mortgage-backed	—	133,795	—	133,795
Asset-backed	—	44,676	—	44,676
Foreign governments	—	110	—	110
Total fixed maturity securities available-for-sale	10,662	1,459,955	—	1,470,617

Equity securities
Stock mutual funds	3,571	—	—	3,571
Bond mutual funds	5,060	—	—	5,060
Common stock	990	—	—	990
Non-redeemable preferred stock	161	—	—	161
Non-redeemable preferred stock fund	5,062	—	—	5,062
Total equity securities	14,844	—	—	14,844
Other long-term investments (1)	—	—	—	56,038
Total financial assets	$25,506	1,459,955	—	1,541,499
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

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At March 31, 2022, fixed maturity securities, valued using a third-party pricing source, totaled $1.3 billion for Level 2 assets and comprised 93.9% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at March 31, 2022. For the three months ended March 31, 2022, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Limited partnerships. The Company considers the net asset value ("NAV") to represent the value of the investment fund and is measured by the total value of assets minus the total value of liabilities. The following tables include information related to our investments in limited partnerships that calculate NAV per share. For these investments, which are measured at fair value on a recurring basis, we use the NAV per share to measure fair value. Changes in the NAV of our limited partnerships are recorded through net income. The Company recognized net investment

March 31, 2022 | 10-Q 19

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
related losses of $0.8 million on limited partnerships held for the three months ended March 31, 2022. These investments are included in other long-term investments on the consolidated balance sheets.

		March 31, 2022			December 31, 2021
		Fair Value Using NAV Per Share	Unfunded Commit- ments	Life in years	Fair Value Using NAV Per Share	Unfunded Commit- ments	Life in years
(In thousands, except years)
Limited partnerships
Middle market	Investments in privately-originated, performing senior secured debt primarily in North America-based companies	$27,336	13,593	9	$21,947	18,712	10
Global equity fund	Investments in common stocks of U.S., international developed and emerging markets with a focus on long-term capital growth	9,890	—	0	10,607	—	0
Late-stage growth	Investments in private late-stage, established companies seeking capital to accelerate growth prior to an IPO or sale	21,564	7,256	6	20,468	4,459	6
Infrastructure	Investments in climate infrastructure assets, focusing on renewable power generation in wind and solar energy	3,774	15,970	11	3,016	16,653	12
Total limited partnerships		$62,564	36,819		$56,038	39,824

The majority of our limited partnership investments are not redeemable because distributions from the funds will be received when the underlying investments of the partnerships are liquidated. The life spans indicated above may be shortened or extended at the fund manager's discretion, typically in one or two-year increments. The global equity fund is redeemable monthly.

We initially estimate the fair value of investments in limited partnerships by reference to the transaction price. Subsequently, we obtain the fair value of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are audited annually. We carried no limited partnership investments at cost at March 31, 2022 and December 31, 2021.

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. There were no transfers in or out of Level 3 during the three months ended March 31, 2022 or 2021.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE

Estimates of fair values are made at a specific point in time, based on relevant market prices and information about the financial instruments.  The fair values of financial instruments presented below are not necessarily indicative of the amounts the Company might realize in actual market transactions.

March 31, 2022 | 10-Q 20

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	March 31, 2022		December 31, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Policy loans	$79,345	79,345	80,307	80,307
Commercial mortgage loan	1,000	1,000	1,000	1,000
Residential mortgage loans	145	167	148	169
Cash and cash equivalents	21,298	21,298	27,294	27,294
Financial Liabilities:
Annuity - investment contracts	65,063	67,272	64,384	72,352

Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at March 31, 2022 and December 31, 2021 and no specified maturity dates.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

Commercial mortgage loan. We financed $1.0 million of the sale of our training facility at a 6.0% interest rate. The loan is due in less than 1 year. Due to the short-term nature of the loan, the carrying value approximates fair value and is considered a Level 3 asset in the fair value hierarchy.

Residential mortgage loans. Mortgage loans are secured principally by residential properties.  Weighted average interest rates for these loans were approximately 6.4% at March 31, 2022 and December 31, 2021. At March 31, 2022, maturities ranged from 5 to 18 years.  Management estimated the fair value using an annual interest rate of 6.25% at March 31, 2022.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy and are included in other long-term investments on the consolidated balance sheets.

Cash and cash equivalents. The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 liabilities, was estimated at March 31, 2022 and December 31, 2021 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 1.57% to 3.23% and 0.50% to 2.63%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

March 31, 2022 | 10-Q 21

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other long-term investments. Financial instruments included in other long-term investments are classified in various levels of the fair value hierarchy. The following table summarizes the carrying amounts of these investments.

Carrying Value (In thousands)	March 31, 2022	December 31, 2021
Other long-term investments:
Limited partnerships	$62,564	56,038
FHLB common stock	192	192
Mortgage loans	1,145	1,148
All other investments	26	21
Total other long-term investments	$63,927	57,399

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

CONTRACTUAL OBLIGATIONS

As of March 31, 2022, CICA International is committed to fund investments up to $36.8 million related to limited partnerships previously described and other investments.

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

Obligations under the Credit Facility are secured by substantially all of the assets of the Company other than the equity interests in all of the regulated insurance subsidiaries, real estate owned by the Company, and other limited exceptions. The Credit Facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to restrictions on indebtedness, liens, investments, asset dispositions and restricted payments. As of March 31, 2022, the Company had not borrowed any funds against the Credit Facility and was not in violation of any covenants.

March 31, 2022 | 10-Q 22

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8) INCOME TAXES

CICA International, a wholly owned subsidiary of Citizens, is considered a controlled foreign corporation for federal tax purposes. As a result, the insurance activity of CICA International is subject to Subpart F of the IRC and is included in Citizens’ taxable income. Due to the 0% enacted tax rate in Bermuda, there are no deferred taxes recorded for CICA International's temporary differences. For the three months ended March 31, 2022 and March 31, 2021, the Subpart F income inclusion generated $0.8 million and $0.4 million, respectively, of federal income tax expense.

A reconciliation between the U.S. corporate income tax rate and the effective income tax rate is as follows:

Three Months Ended March 31,	2022		2021
(In thousands, except for %)	Amount	%	Amount	%
Federal income tax expense:
Expected tax expense (benefit)	$(205)	21.0%	$(577)	21.0%
Foreign income tax rate differential	(299)	30.7%	(152)	5.5%
Tax-exempt interest and dividends-received deduction	(25)	2.6%	(30)	1.1%
Annualized effective tax rate adjustment	97	(10.0)%	655	(23.8)%
Effect of uncertain tax position	12	(1.2)%	603	(21.9)%
CICA International Subpart F income	754	(77.4)%	392	(14.3)%
Nondeductible officer compensation	21	(2.2)%	(73)	2.7%
Other	4	(0.4)%	7	(0.3)%
Total federal income tax expense (benefit)	$359	(36.9)%	$825	(30.0)%

Income tax expense consists of:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Federal income tax expense:
Current	$172	1,257
Deferred	187	(432)
Total federal income tax expense	$359	825

March 31, 2022 | 10-Q 23

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9) OTHER COMPREHENSIVE INCOME

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% as of the three months ended March 31, 2022 and 2021, as indicated below.

Three Months Ended March 31,	2022			2021
(In thousands)	Amount	Tax Effect	Total	Amount	Tax Effect	Total
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$(132,765)	8,957	(123,808)	(79,422)	5,373	(74,049)
Reclassification adjustment for (gains) losses included in net income	59	(12)	47	(35)	7	(28)
Effects on deferred policy acquisition costs	344	(72)	272	25,198	(6,317)	18,881
Effects on cost of insurance acquired	152	(32)	120	269	(56)	213
Effects on unearned revenue reserves	(1,073)	225	(848)	(1,943)	408	(1,535)
Other comprehensive income (loss)	$(133,283)	9,066	(124,217)	(55,933)	(585)	(56,518)

(10) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. There were no changes related to these relationships during the three months ended March 31, 2022.  See our Form 10-K for a comprehensive discussion of related party transactions.

(11) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued and determined that no significant subsequent events need to be recognized or disclosed.

March 31, 2022 | 10-Q 24

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, statements concerning any potential future impact of the coronavirus disease (“COVID-19”) pandemic on our business, as well as factors discussed in the "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2021, which are incorporated herein by reference. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

As an insurance provider, we collect premiums on an ongoing basis from our policyholders and invest the majority of the premiums to pay future benefits, including claims and surrenders and policyholder dividends. Accordingly, the Company derives its revenues principally from: (1) life insurance premiums earned for insurance coverages provided to insureds in our two operating segments – Life Insurance and Home Service Insurance; and (2) net investment income. In addition to paying and reserving for insurance benefits that we pay to our policyholders, our expenses consist primarily of the costs of selling our insurance products (e.g., commissions, underwriting, marketing expenses), operating expenses and income taxes.

Objective of our Management's Discussion and Analysis

We refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “MD&A”. The objective of our MD&A is to provide investors with information in order to assess the material changes in our financial condition from December 31, 2021 to March 31, 2022 and the material changes in our results of operations from March 31, 2021 to March 31, 2022. We also discuss in the MD&A any trends that we believe may materially affect our future operations or financial condition.

March 31, 2022 | 10-Q 25

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The Factors that Drive our Operating Results

We see the following as the primary factors that drive our operating results:

•Sales (i.e., premium revenues)
•Investments
•Death claims and surrenders
•Operating expenses

As premium revenues and investment income are our two primary sources of income, both new sales and "resells" (i.e. retaining the policy) as well as our investments and the interest we receive on such investments, are key to our profitability.

Our premium revenue increased in the first three months of 2022 compared to 2021 as growth in renewal premiums in both segments more than offset lower first-year premiums in our Life Insurance segment, which in 2022 decreased by 19.8% compared to 2021. Renewal premiums increased 2.4% in 2022 as compared to 2021, which we believe is due to strong first year sales in 2021 and continued retention and collection efforts.

While interest rates have recently started to increase, our yield declined 1 basis point to 4.20% in the first three months of 2022 as a substantial portion of our fixed maturity portfolio was called or matured over the past few years and we faced challenges in finding comparable yields. Our net investment income increased by $0.2 million from the 2021 period to the 2022 period due to a growing asset base and positive returns from our middle market private equity investment.
As part of the ongoing process of managing our portfolio and optimizing performance we have been diversifying our investment portfolio in order to help mitigate the effects of the sustained low interest rate environment, however, this diversification comes with some volatility and accordingly, due to the general market decline in the first quarter of 2022, we incurred investment related losses of $0.6 million in the current period compared to gains of $0.3 million in prior year quarter.

Payment of policyholder benefits for death claims and surrenders is our largest expense and thus also key to our profitability. In the first quarter of 2022, our death claims decreased. Death claims in the 2021 period in our Life Insurance segment were negatively impacted by higher reported claims, including COVID-19 related deaths and the average dollar amount of claims incurred. Our surrenders decreased in the first quarter of 2022 compared to the

March 31, 2022 | 10-Q 26

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

same period in 2021, which we believe was in large part due to our retention initiatives.
Operating expenses are our second largest expense and thus drive our operating results. Our general operating expenses decreased by $0.4 million in 2022 as compared to 2021.

FINANCIAL HIGHLIGHTS

Financial Condition at March 31, 2022

•Total investments of $1.5 billion; fixed maturity securities comprised 89.6% of total investments.
•Total assets of $1.7 billion.
•Total stockholders' equity of $0.2 billion.
•$4.6 billion of direct insurance in force.
•No debt.
•Fully diluted loss per share of Class A common stock of $0.03.
Our net loss decreased by $2.2 million in the three months ended March 31, 2022 to $1.3 million compared to $3.6 million in prior year period. The decrease in our net loss was primarily due to a decrease in death claims, federal income tax and other general expenses partially offset by investment losses reflecting changes in fair value of our equity investments, as discussed in Part I, Item 1, Note 5. Investments, changes in fair values of our equity securities are reflected in investment gains or losses, in addition to executed transactions that result in a gain or loss.

March 31, 2022 | 10-Q 27

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

COVID-19 PANDEMIC

The overall impact of COVID-19 and its related economic conditions on the Company's financial results continue to be highly uncertain and unpredictable. While the Company has implemented new strategies and processes to mitigate this impact, the scope, duration and magnitude of the direct and indirect effects of COVID-19 are difficult or impossible to anticipate. As a result, it is not possible to predict its impact on the Company's results in 2022 or beyond. While we don't believe that COVID-19 materially impacted our results of operations for the quarter ended March 31, 2022, some of the most significant factors related to COVID-19 that could cause our future results to differ significantly from our prior results or expectations include:

•a higher level of claims due to COVID-19 deaths;
•decreased premium revenue due to disruption to our workforce or distribution channel resulting from required isolation, travel limitations and business restrictions;
•higher surrenders and lapses due to cash needs our policyholders may have due to concerns over COVID-19 economic impacts; and
•volatility in our investment portfolio due to market disruptions caused by COVID-19 related concerns such as inflation.

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

Three Months Ended March 31,		2022		2021
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life Insurance	$42,524,454	633	$67,179	$50,330,540	863	$58,320
Home Service Insurance	54,823,369	5,431	10,095	44,658,259	6,361	7,021
Total	$97,347,823	6,064		$94,988,799	7,224

Total insurance issued increased by 2.5% in the three months ended March 31, 2022, from $95.0 million in the first three months of 2021 to $97.3 million in 2022. The growth was driven by our Home Service Insurance segment. Total insurance issued in our Home Service Insurance segment increased by $10.2 million, or 22.8% in the three months ended March 31, 2022 as compared to the same period in 2021, despite the decrease in the number of policies issued. The increase in higher average policy face amounts issued is attributable to sales campaigns that focused on increasing the face amount of insurance sold as well as the introduction of our new whole life product in this segment, which has a higher maximum face value.

Despite higher average policy face values, total insurance issued in our Life Insurance segment decreased in the three months ended March 31, 2022 as compared to the prior year period as the number of policies issued decreased 26.7%. We continue to prioritize recruiting new independent consultants.

March 31, 2022 | 10-Q 28

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

CONSOLIDATED RESULTS OF OPERATIONS

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

REVENUES

Our revenues are generated primarily by insurance renewal premiums and investment income from invested assets, both of which increased in the first quarter of 2022 as compared to the first quarter of 2021.

	Three Months Ended
	March 31,
(In thousands)	2022	2021

Revenues:
Premiums:
Life insurance	$37,746	37,642
Accident and health insurance	286	343
Property insurance	1,332	1,047
Net investment income	15,487	15,244
Investment related gains (losses), net	(582)	292
Other income	1,088	915
Total revenues	$55,357	55,483

Premium Income.  Total premium income increased $0.3 million, or 0.9%, for the three months ended March 31, 2022 compared to the same period in 2021 due to higher renewal year premiums in both our segments.

Net Investment Income. A summary of our net investment income and annualized net investment income performance are summarized as follows:

	Three Months Ended
	March 31,
(In thousands, except for %)	2022	2021

Gross investment income:
Fixed maturity securities	$13,883	14,100
Equity securities	151	207
Policy loans	1,589	1,644
Long-term investments	523	73
Other investment income	21	15
Total investment income	16,167	16,039
Investment expenses	(680)	(795)
Net investment income	$15,487	15,244

Net investment income, annualized	$61,948	60,976
Average invested assets, at amortized cost	1,473,240	1,449,518
Annualized yield on average invested assets	4.20%	4.21%

March 31, 2022 | 10-Q 29

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Our total investment income increased by 0.8%. Income from fixed maturity securities income decreased 1.5% for the three months ended March 31, 2022, compared to the same period in 2021 as the three months ended March 31, 2021 included a non-recurring "make-whole" call redemption. Long-term investment income increased as our limited partnership investments asset base grew, in addition to some early distribution income.

Annualized net investment income increased by $1.0 million in the three months ended March 31, 2022 as compared to the same three months of 2021 despite a slightly lower annualized yield due to our growing asset base and to strong yields from our middle market private equity investment.

Investment Related Gains (Losses), Net.  We recorded investment related losses of $0.6 million during the three months ended March 31, 2022 as compared to investment gains of $0.3 million during the three months ended March 31, 2021. The gains and losses are related to fair value change in our equity securities owned.

Other income consists primarily of policyholders in our Life Insurance segment selecting supplemental contracts upon the surrender or maturity of their original policies, which has been increasing over the past few quarters.

BENEFITS AND EXPENSES

	Three Months Ended
	March 31,
(In thousands)	2022	2021

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$28,434	30,589
Increase in future policy benefit reserves	6,569	5,232
Policyholders' dividends	1,353	1,306
Total insurance benefits paid or provided	36,356	37,127
Commissions	7,673	8,157
Other general expenses	11,030	11,382
Capitalization of deferred policy acquisition costs	(4,781)	(4,985)
Amortization of deferred policy acquisition costs	5,817	6,183
Amortization of cost of insurance acquired	236	367
Total benefits and expenses	$56,331	58,231

Claims and surrenders benefits and general expenses are our primary uses of cash, both of which decreased in the first quarter of 2022 as compared to the first quarter of 2021.

March 31, 2022 | 10-Q 30

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Claims and Surrenders.

	Three Months Ended
	March 31,
(In thousands)	2022	2021

Claims and Surrenders:
Death claim benefits	$7,017	8,940
Surrender benefits	12,259	12,807
Endowment benefits	2,134	2,401
Matured endowment benefits	6,134	5,122
Property claims	142	321
A&H and other policy benefits	748	998
Total claims and surrenders	$28,434	30,589

Death claim benefits decreased 21.5% for the three months ended March 31, 2022 compared to the same period in 2021. Death claims in our Life Insurance segment decreased 63.1% during the first three months of 2022 compared to the same period in 2021 and Home Service Insurance segment claims decreased 3.7%. The decrease in both segments during the first three months of 2022 compared to the same period last year was due primarily a lower volume of reported death claims, including COVID-19 related deaths.

Surrender benefits decreased 4.3% for the three months ended March 31, 2022 compared to the same period in 2021. Surrender benefits represented less than 0.3% of total direct ordinary whole life insurance in force of $4.6 billion as of March 31, 2022. We have focused our efforts on retaining policyholders and believe we have begun to see positive benefits from these efforts starting in the second half of 2021.
Matured endowment benefits increased 19.8% for the three months ended March 31, 2022, compared to the same period in 2021. We anticipated this increase based upon the dates when our endowment contracts were sold and the maturity dates set forth in the contracts.

Property claims decreased 55.8% in the three months ended March 31, 2022 compared to the same period in 2021 due to lower hurricane property claims.

Other General Expenses. General expenses decreased 3.1% in the three months ended March 31, 2022 compared to the same period in 2021. In the first quarter of 2022 we had lower operating expenses primarily due to consulting fees paid to our former CEO and professional fees incurred in connection with the change in control of the Company, both in the first quarter of 2021, partially offset by higher current quarter expenses associated with our home office.

Explanation of other benefits and expenses

Increase in Future Policy Benefit Reserves.  Future policy benefit reserves reflect the liability established to provide for the payment of policy benefits that we expect to pay in the future and thus increase when we have a higher in force block of business due to higher sales and persistency (i.e., more policies on which we expect to pay future benefits) and decrease when we have lower sales and persistency. The change in future policy benefit reserves increased 25.6% for the three months ended March 31, 2022, compared to the same period in 2021 due to better persistency.

Commissions. Commission expenses are a cost of acquiring business, as commissions are the primary compensation paid to our independent consultants and independent agents for selling our products. First year commission rates are higher than renewal commission rates and thus commissions fluctuate directly in relation to first year sales.

March 31, 2022 | 10-Q 31

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Capitalization and Amortization of Deferred Policy Acquisition Costs. Costs capitalized include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts and thus fluctuate primarily with first year sales.  Amortization is impacted by persistency, surrenders, and new sales production and thus it may fluctuate from quarter to quarter depending on these factors.

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

The following table shows income (loss) before federal income taxes by segments during the periods indicated.

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Income (loss) before federal income tax expense:
Segments:
Life Insurance	$1,030	(106)
Home Service Insurance	(1,240)	(758)
Total segments	(210)	(864)
Other Non-Insurance enterprises	(764)	(1,884)
Total income (loss) before federal income tax expense	$(974)	(2,748)

LIFE INSURANCE

Income before federal income tax expense in our Life Insurance segment increased by $1.1 million in the first three months of 2022 as compared to the prior year period driven by higher net investment income and lower death benefits, partially offset by higher investment related losses and higher operating expenses.

March 31, 2022 | 10-Q 32

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Detailed results of operations for the Life Insurance segment for the periods indicated are as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Revenues:
Premiums	$26,931	27,063
Net investment income	11,971	11,598
Investment related gains (losses), net	(293)	(108)
Other income	1,088	913
Total revenues	39,697	39,466
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	21,458	23,270
Increase in future policy benefit reserves	5,130	3,658
Policyholders' dividends	1,350	1,296
Total insurance benefits paid or provided	27,938	28,224
Commissions	3,806	4,231
Other general expenses	5,691	5,226
Capitalization of deferred policy acquisition costs	(3,306)	(3,561)
Amortization of deferred policy acquisition costs	4,482	5,348
Amortization of cost of insurance acquired	56	104
Total benefits and expenses	38,667	39,572
Income (loss) before federal income tax expense	$1,030	(106)

Life Insurance segment premium breakout is detailed below.

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Premiums:
First year	$1,987	2,479
Renewal	24,944	24,584
Total premiums	$26,931	27,063

Premiums.  We derive most of our premium revenue in the Life Insurance segment from renewal premiums, which increased 1.5% in the three months ended March 31, 2022 as compared to the same period in 2021. Despite this increase, total premium revenues decreased slightly for the three months ended March 31, 2022 compared to the same period in 2021 due to a decrease in first year premiums. We believe that the decline in first year premiums in our Life Insurance segment is primarily related to a reduction of sales in existing products in anticipation of our new whole life product, which was released March 10, 2022, as well as a continued decline in production in Venezuela due to one of our top distributors leaving our Company. We discussed in Item 3 - Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2021 this agent who we believe is illegally competing with us and stealing our trade secrets and business.

March 31, 2022 | 10-Q 33

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

International Life Insurance Premiums. The following graph sets forth, for our top five producing countries, our direct premiums from our international life insurance business for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Country:
Colombia	$5,531	5,244
Taiwan	4,515	4,484
Venezuela	3,751	4,368
Ecuador	2,775	2,921
Argentina	1,707	1,828
Other Non-U.S.	7,690	8,105
Total	$25,969	26,950

Domestic Life Insurance Premiums. Domestic premiums in our Life Insurance segment were $1.0 million in the three months ended March 31, 2022, compared to $1.2 million in the prior year period. Our domestic in force business results primarily from blocks of business of insurance companies we have acquired over the years. We discontinued new sales in these blocks in 2017 and therefore the majority of the premium recorded is related to renewal business that has been decreasing over the last several years.

Net Investment Income.  Annualized net investment income in our Life Insurance segment was as follows:

	March 31,	March 31,
(In thousands, except for %)	2022	2021
Net investment income, annualized	$47,883	46,393
Average invested assets, at amortized cost	1,134,903	1,107,540
Annualized yield on average invested assets	4.22%	4.19%

Annualized net investment income in our Life Insurance segment increased in the three months ended March 31, 2022 compared to the same period annualized in 2021 due to continued growth in average invested assets,

March 31, 2022 | 10-Q 34

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

including strong results from our middle market private equity investment. See "Investments" below for more detailed information on our investments.

Investment Related Gains (Losses), Net.  The investment related loss for the three months ended March 31, 2022 was due primarily to equity securities negatively impacted by fair value changes.

Claims and Surrenders. The following table shows the primary claims and surrender benefits paid within the Life Insurance segment for the three months ended March 31, 2022 compared to the same period in 2021.

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Claims and Surrenders:
Death claim benefits	$990	2,684
Surrender benefits	11,637	12,251
Endowment benefits	2,129	2,399
Matured endowment benefits	6,007	4,980
A&H and other policy benefits	695	956
Total claims and surrenders	$21,458	23,270

During the three months ended March 31, 2022 and 2021, the majority of our claims and surrender benefits in our Life Insurance segment were related to payment of surrender benefits. Surrenders decreased 5.0% in the three months ended March 31, 2022, as compared to the prior year period, as we have instituted retention programs aimed at curbing surrenders. The $1.8 million decrease in claims and surrenders expense drove our improved income in this segment in the three months ended March 31, 2022 as compared to the prior year period. We believe that the COVID-19 pandemic contributed to high death claims in the 2021 period. The decrease in death claims and surrenders was partially offset by higher matured endowment benefits paid, which we expected due to the timing of maturities.

Other General Expenses. General expenses increased in the three months ended March 31, 2022 compared to the same period in 2021 due primarily to expenses associated with our home office and convention expenses. We did not have a convention in 2021 due to COVID-19.

March 31, 2022 | 10-Q 35

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

HOME SERVICE INSURANCE

Investment related losses and higher general expenses led to an increase loss in the Home Service Insurance segment in the three months ended March 31, 2022 as compared to the 2021 period. The current year period benefited from lower hurricane property claims.

Detailed results of operations for the Home Service Insurance segment for the periods indicated are as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Revenues:
Premiums	$12,433	11,969
Net investment income	3,244	3,345
Investment related gains (losses), net	(242)	223
Other income	—	2
Total revenues	15,435	15,539
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	6,976	7,319
Increase in future policy benefit reserves	1,439	1,574
Policyholders' dividends	3	10
Total insurance benefits paid or provided	8,418	8,903
Commissions	3,867	3,926
Other general expenses	4,350	3,794
Capitalization of deferred policy acquisition costs	(1,475)	(1,424)
Amortization of deferred policy acquisition costs	1,335	835
Amortization of cost of insurance acquired	180	263
Total benefits and expenses	16,675	16,297
Loss before federal income tax expense	$(1,240)	(758)

Total premium revenue increased by 3.9% in the three months ended March 31, 2022, compared to the same period in 2021. The increase is a result of higher renewal year premiums during the three months ended March 31, 2022 due to improvements in our collection and payment processes and strong collection efforts by our independent agents.

March 31, 2022 | 10-Q 36

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Claims and Surrenders.  Claims and surrender benefits, which are the largest portion of our expenses in the Home Service Insurance segment, are summarized as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Claims and Surrenders:
Death claim benefits	$6,027	6,256
Surrender benefits	622	556
Endowment benefits	5	2
Matured endowment benefits	127	142
Property claims	142	321
A&H and other policy benefits	53	42
Total claims and surrenders	$6,976	7,319

The majority of claims and surrender benefits in our Home Service Insurance segment relate to death claim benefits. Death claim benefits decreased 3.7% in the three months ended March 31, 2022, compared to the 2021 periods. The decrease in death claim benefits was due primarily to a slightly lower volume of reported claims, including COVID-19 related deaths. Mortality experience is closely monitored by the Company as a key performance indicator and fluctuates from quarter-to-quarter based on reported claims. Property claims decreased due to fewer hurricane property claims.

Other General Expenses. General expenses increased in the three months ended March 31, 2022 compared to the same period in 2021, primarily due to higher employee health benefit costs and insurance department examination fees.

OTHER NON-INSURANCE ENTERPRISES

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Income (loss) before income tax expense	$(764)	(1,884)

This operating unit represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under U.S. GAAP, which typically results in a segment loss. Revenue in this operating unit consists primarily of net investment income and investment related gains or losses, while expenses consist of other general expenses related to corporate functions. In the three months ended March 31, 2022, the Other Non-Insurance Enterprises had a loss of $0.8 million compared to a loss of $1.9 million for the same period in 2021, as other general expenses decreased in the current year period due to the change of control expenses paid in 2021.

INVESTMENTS

Our investments are an integral part of our business success. Our cash and invested assets at March 31, 2022 were $1.5 billion, of which 88.4% was invested in fixed maturity securities, all of which are classified as available-for-sale. We closely monitor the duration of our fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy our insurance obligations.

March 31, 2022 | 10-Q 37

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table shows the carrying value of our investments by investment category and cash, cash equivalents and the percentage of each to total cash and invested assets.

Carrying Value	March 31, 2022		December 31, 2021
(In thousands, except for %)	Amount	%	Amount	%
Cash, Cash Equivalents and Invested Assets
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$14,319	0.9%	$15,070	0.9%
Corporate	814,130	53.1%	893,008	54.0%
States and political subdivisions (1)	358,395	23.4%	383,958	23.3%
Mortgage-backed (2)	123,162	8.0%	133,795	8.1%
Asset-backed	45,297	3.0%	44,676	2.7%
Foreign governments	107	—%	110	—%
Total fixed maturity securities	1,355,410	88.4%	1,470,617	89.0%
Cash and cash equivalents	21,298	1.3%	27,294	1.7%
Other investments:
Policy loans	79,345	5.2%	80,307	4.9%
Equity securities	13,902	0.9%	14,844	0.9%
Other long-term investments	63,927	4.2%	57,399	3.5%
Total cash, cash equivalents and invested assets	$1,533,882	100.0%	$1,650,461	100.0%
(1) Includes $154.8 million and $161.8 million of securities guaranteed by third parties at March 31, 2022 and December 31, 2021, respectively.
(2) Includes $122.9 million and $132.0 million of U.S. Government-sponsored enterprises at March 31, 2022 and December 31, 2021, respectively.

The carrying value of the Company’s fixed maturity securities investment portfolio at March 31, 2022 was $1.4 billion compared to $1.5 billion at December 31, 2021. This decline reflects interest rate sensitivity on fixed maturity securities. The distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2022 did not materially change from December 31, 2021 – the weighted average was “A” at both dates. Our portfolio mix did not materially change during the three months.

Cash and cash equivalents decreased as of March 31, 2022 from December 31, 2021 due primarily to the reinvestment of funds in higher interest rate securities.

Other long-term investments increased by $6.5 million as of March 31, 2022 from December 31, 2021 due to additional contributions to our limited partnerships.

Obligations of States and Political Subdivisions

The Company’s fixed maturity securities investment portfolio at March 31, 2022 and December 31, 2021 included $358.4 million and $384.0 million, respectively, of securities that are obligations of states and political subdivisions, including municipalities (collectively referred to as the municipal bond portfolio).

March 31, 2022 | 10-Q 38

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The Company's municipal bond portfolio includes third-party guarantees.  Detailed below is a presentation by the Nationally Recognized Statistical Rating Organization ("NRSRO") rating of these holdings by funding type as of March 31, 2022.

	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
State and political subdivision fixed maturity securities including third-party guarantees
AAA	$18,182	17,366	3,193	3,073	—	—	21,375	20,439	5.8%
AA	49,708	47,453	116,639	118,395	13,238	12,620	179,585	178,468	50.3%
A	16,527	16,099	102,645	101,891	4,789	4,410	123,961	122,400	34.5%
BBB	2,683	2,548	15,530	15,559	1,458	1,450	19,671	19,557	5.5%
BB and other	4,415	4,406	9,388	9,243	—	—	13,803	13,649	3.9%
Total	$91,515	87,872	247,395	248,161	19,485	18,480	358,395	354,513	100.0%

State and political subdivision fixed maturity securities excluding third-party guarantees
AAA	$1,873	1,862	—	—	—	—	1,873	1,862	0.5%
AA	32,505	31,154	46,278	46,249	7,001	6,522	85,784	83,925	23.7%
A	28,828	27,941	126,766	127,238	7,622	7,139	163,216	162,318	45.8%
BBB	4,746	4,458	36,542	36,506	1,836	1,855	43,124	42,819	12.1%
BB and other	23,563	22,457	37,809	38,168	3,026	2,964	64,398	63,589	17.9%
Total	$91,515	87,872	247,395	248,161	19,485	18,480	358,395	354,513	100.0%

The table below shows the categories in which the Company held investments in special revenue bonds that were greater than 10% of fair value based upon the Company's municipal bond portfolio at March 31, 2022.

(In thousands)	Fair Value	Amortized Cost	% of Total Fair Value

Education	$64,873	65,009	18.1%
Utilities	55,101	53,629	15.4%
Transportation	40,411	42,552	11.3%

The Company's municipal bond portfolio is spread across many states, however, municipal bonds from Texas and California comprise the most significant concentration of the total municipal bond portfolio as of March 31, 2022. The Company holds 21.2% and 12.8% of its municipal bond portfolio in Texas and California issuers, respectively, as of March 31, 2022. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal bond portfolio as of March 31, 2022.

March 31, 2022 | 10-Q 39

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The table below represents the Company's detailed exposure to municipal bond portfolio in Texas at March 31, 2022.

March 31, 2022	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas state and political subdivision fixed maturity securities including third-party guarantees
AAA	$17,641	16,858	3,193	3,073	—	—	20,834	19,931
AA	20,732	20,152	12,861	12,821	—	—	33,593	32,973
A	—	—	19,122	21,827	—	—	19,122	21,827
BBB	—	—	1,952	1,824	—	—	1,952	1,824
BB and other	—	—	519	504	—	—	519	504
Total	$38,373	37,010	37,647	40,049	—	—	76,020	77,059
Texas state and political subdivision fixed maturity securities excluding third-party guarantees
AAA	$1,873	1,862	—	—	—	—	1,873	1,862
AA	29,345	28,221	3,103	3,023	—	—	32,448	31,244
A	5,974	5,780	26,294	28,984	—	—	32,268	34,764
BBB	1,181	1,147	5,491	5,252	—	—	6,672	6,399
BB and other	—	—	2,759	2,790	—	—	2,759	2,790
Total	$38,373	37,010	37,647	40,049	—	—	76,020	77,059

The table below represents the Company's detailed exposure to municipal bond portfolio in California at March 31, 2022.

March 31, 2022	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
California state and political subdivision fixed maturity securities including third-party guarantees
AA	$—	—	29,405	30,825	2,833	2,729	32,238	33,554
A	1,507	1,650	7,362	8,108	—	—	8,869	9,758
BBB	—	—	4,684	4,647	—	—	4,684	4,647
Total	$1,507	1,650	41,451	43,580	2,833	2,729	45,791	47,959
California state and political subdivision fixed maturity securities excluding third-party guarantees
AA	$—	—	2,374	2,632	—	—	2,374	2,632
A	1,507	1,650	15,180	16,465	2,833	2,729	19,520	20,844
BBB	—	—	7,996	7,833	—	—	7,996	7,833
BB and other	—	—	15,900	16,650	—	—	15,900	16,650
Total	$1,507	1,650	41,450	43,580	2,833	2,729	45,790	47,959

March 31, 2022 | 10-Q 40

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

For the three months ended March 31, 2022 and 2021, the Company recorded no credit valuation losses on fixed maturity securities.

Information on both unrealized and realized gains and losses by category is set forth in Part I, Item 1, Note 5. Investments of the notes to our consolidated financial statements herein.

LIQUIDITY AND CAPITAL RESOURCES

Below are our primary capital resources (based on carrying value of each) as of the periods indicated below.

(In thousands)	March 31, 2022	December 31, 2021
Fixed maturity securities	$1,355,410	1,470,617
Cash and cash equivalents	21,298	27,294

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations. We manage our insurance operations as described herein in order to ensure that we have stable and reliable sources of cash flows to meet our obligations.  We currently anticipate meeting our short-term and long-term cash needs with cash generated by our insurance operations and from our invested assets. At March 31, 2022, we had $21.3 million in cash and cash equivalents and $1.5 billion in invested assets. From time-to-time we may raise capital by selling shares in our SIP (as defined below) and we may also access our Credit Facility if needed (both as described below).

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

In 2021, we entered into a Credit Facility with Regions Bank. See Part I, Item 1, Note 7. Commitments and Contingencies in the notes to our consolidated financial statements, herein, for a description of the Credit Facility. The Credit Facility provides additional liquidity to the Company for short-term and longer-term needs. As of March 31, 2022, we have not borrowed any money under the Credit Facility and have no immediate plans to do so.

March 31, 2022 | 10-Q 41

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium revenues, investment income and investment maturities or sales. Primary cash needs relate to payments of policyholder benefits, investment purchases and operating expenses.  Historically, cash flow from our operations has been sufficient to meet our cash needs. We have not had to liquidate a material amount of investments to pay our expenses and we did not do so in the three months ended March 31, 2022. We believe that we have adequate capital resources to support the liquidity requirements of our insurance operations if the cash flow from our insurance operations is insufficient to meet our cash needs. See Contractual Obligations and Off-balance Sheet Arrangements in our Form 10-K and below for a discussion of known and estimated cash needs.

Cash from Operations. Cash provided by or used in operating activities is an important liquidity metric because it reflects, during a given period, the amount of cash generated that is available to pay our operating expenses or make strategic acquisitions. In the three months ended March 31, 2022, our operations provided $12.1 million in net cash.

Cash from/used in Investments. We have traditionally also had significant cash flows from investing activities due to both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in new investments. Net cash used in investing activities totaled $19.8 million for the three months ended March 31, 2022. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

Cash from Financing Activities. Cash provided by financing activities was $1.7 million in the three months ended March 31, 2022, due primarily to the issuance of shares under the SIP.

Trends, Demands and Restrictions on our Uses of Cash

Because claims and surrender benefits are our largest expense, a primary liquidity concern is the risk of either (i) an extraordinary level of early policyholder surrenders, or (ii) higher than expected mortality. In order to mitigate the risk of early policyholder surrenders, we include provisions in our insurance policies, such as surrender charges, that help limit and discourage early withdrawals. As previously discussed, surrender benefits have been higher than usual the last several years as many of our policies have reached the age where surrender charges have expired and due to other reasons, like the loss of one of our biggest distributors in Venezuela (see Item 3. Legal Proceedings). However, we have been aggressively managing policyholder retention efforts and in the three months ended March 31, 2022, surrender benefits slightly decreased.

Our whole life and endowment products provide the policyholder with alternatives once the policy matures - they can choose to take a lump sum payout or leave the money on deposit at interest with the Company. As of March 31, 2022, 40% of the Company's total insurance in force was in endowment products. Approximately 13% of the endowments in force will mature in the next five years. Policyholder election behavior is unknown, but if too many policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell securities at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the market rate we are earning on our investments. We currently anticipate that our available operating cash flow and capital resources will be adequate to meet our needs for funds, but we will monitor closely our policyholder behavior patterns.

Death claims, which were high in 2021 due in part to COVID, have decreased to normal levels so far in 2022. We continue to closely monitor claim volumes to evaluate whether there is a delay in reporting or filing for benefits as a result of the COVID-19 pandemic.

March 31, 2022 | 10-Q 42

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

As discussed above, we are subject to regulatory capital requirements that could affect the Company’s ability to access capital from our insurance operations or cause the Company to have to put additional cash in our wholly-owned subsidiaries.

Our domestic companies are subject to minimum capital requirements set by the NAIC in the form of risk-based capital ("RBC").  RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves.  Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a parental guarantee between Citizens and CICA, Citizens' wholly-owned subsidiary domiciled in Colorado, to maintain a RBC level above 350%. At March 31, 2022, our domestic insurance subsidiaries were above the required minimum RBC levels.

CICA International is a Bermuda domiciled company. The BMA requires Bermuda insurers to maintain available statutory economic capital and surplus at a level equal to or in excess of the BMA's Enhanced Capital Requirement, which requires a certain Target Capital Level ("TCL"). As of March 31, 2022, CICA International was above the TCL threshold. At the request of the BMA, on April 15, 2021, Citizens and CICA International entered into a Keep Well Agreement. The Keep Well Agreement requires Citizens to contribute up to $10 million in capital to CICA International as necessary to ensure that CICA International has a minimum capital level of 120%. Since CICA International’s capital level currently exceeds 120%, Citizens is not currently required to make a capital contribution. Any capital injection that Citizens is required to make under the parental guarantee with CICA or under the Keep Well Agreement with CICA International could negatively impact the Company’s capital resources and liquidity.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2022, we have no additional contractual obligations or off-balance sheet arrangements other than those described in Part I. Item 1, Note 7. Commitments and Contingencies in the notes to our consolidated financial statements herein and in Part II, Item 7, Contractual Obligations and Off-Balance Sheet Arrangements in our Form 10-K.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

March 31, 2022 | 10-Q 43

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

MARKET RISK RELATED TO INTEREST RATES

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 88.4% of our investment portfolio based on carrying value as of March 31, 2022.  These investments are mainly exposed to changes in U.S. Treasury rates. Changes in interest rates typically have a sizable effect on the fair values of our fixed maturity securities.  The interest rate of the ten-year U.S. Treasury bond increased to 2.32% at March 31, 2022 from 1.52% at December 31, 2021.  Net unrealized losses on fixed maturity securities totaled $5.8 million at March 31, 2022, compared to gains of $126.9 million at December 31, 2021, based upon bond interest rates in relation to the U.S. ten-year Treasury yield.

To manage interest risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our AFS fixed maturity securities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our fixed maturity securities as of March 31, 2022 were within the expected range of this analysis.

There are no fixed maturity securities or other investments classified as trading instruments.  All of the Company's fixed maturity securities were classified as AFS at March 31, 2022.  At March 31, 2022 and December 31, 2021, we had no investments in derivative instruments or subprime loans.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2022.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and reported to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended March 31, 2022, there were no changes in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

March 31, 2022 | 10-Q 44

CITIZENS, INC.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Part I, Item 3, Legal Proceedings of our Form 10-K includes a discussion of our legal proceedings. There have been no material developments in the three months ended March 31, 2022 from the legal proceedings described in our Form 10-K.

Item 1A. RISK FACTORS

Part I, Item 1A, Risk Factors of our Form 10-K includes a discussion of our risk factors. There have been no material changes in the three months ended March 31, 2022 from the risk factors included in our Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

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
10.1†
Executive Employment Agreement by and between Citizens, Inc. and Gerald W. Shields, effective as of January 1, 2022 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 21, 2021)

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

March 31, 2022 | 10-Q 45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Gerald W. Shields
Gerald W. Shields
Chief Executive Officer & President

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin
Vice President, Chief Financial Officer, Chief Investment Officer & Treasurer

Date:	May 5, 2022

March 31, 2022 | 10-Q 46