Form 10-Q
period 2022-06-30
CITIZENS, INC.
filed 2022-08-04
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 1, 2022, the Registrant had 50,152,145 shares of Class A common stock outstanding and 0 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

June 30, 2022 | 10-Q 1

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets

(In thousands)	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $1,362,404 and $1,343,755 in 2022 and 2021, respectively)	$1,237,004	1,470,617
Equity securities, at fair value	12,711	14,844
Policy loans	78,586	80,307
Other long-term investments (portion measured at fair value $64,732 and $56,038 in 2022 and 2021, respectively)	66,002	57,399
Total investments	1,394,303	1,623,167
Cash and cash equivalents	22,407	27,294
Accrued investment income	16,497	16,197
Reinsurance recoverable	3,426	5,539
Deferred policy acquisition costs	140,713	140,380
Cost of insurance acquired	10,555	10,611
Current federal income tax receivable	1,016	762
Property and equipment, net	13,689	14,074
Due premiums	9,538	10,748
Other assets (less allowance for losses of $338 and $111 in 2022 and 2021, respectively)	6,801	5,739
Total assets	$1,618,945	1,854,511

See accompanying Notes to Consolidated Financial Statements.

June 30, 2022 | 10-Q 2

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets, Continued

(In thousands, except share amounts)	June 30, 2022	December 31, 2021
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,293,464	1,278,987
Annuities	88,760	83,918
Accident and health	745	784
Dividend accumulations	39,622	37,760
Premiums paid in advance	39,636	40,690
Policy claims payable	8,475	14,590
Other policyholders' funds	35,426	30,690
Total policy liabilities	1,506,128	1,487,419
Commissions payable	1,917	2,285
Deferred federal income tax payable	1,893	15,456
Payable for securities in process of settlement	3,291	—
Other liabilities	29,477	28,780
Total liabilities	1,542,706	1,533,940
Commitments and contingencies (Note 7)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 53,742,067 and 53,170,413 shares issued and outstanding in 2022 and 2021, respectively, including shares in treasury of 3,527,821 in 2022 and 3,135,738 in 2021	267,850	265,561
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2022 and 2021, including shares in treasury of 1,001,714 in 2022 and 2021	3,184	3,184
Accumulated deficit	(50,446)	(45,565)
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed maturity securities, net of tax	(122,948)	117,492
Treasury stock, at cost	(21,401)	(20,101)
Total stockholders' equity	76,239	320,571
Total liabilities and stockholders' equity	$1,618,945	1,854,511

See accompanying Notes to Consolidated Financial Statements.

June 30, 2022 | 10-Q 3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Revenues:
Premiums:
Life insurance	$40,761	41,438	78,507	79,080
Accident and health insurance	280	291	566	634
Property insurance	1,183	1,097	2,515	2,144
Net investment income	15,892	15,320	31,379	30,564
Investment related gains (losses), net	(5,016)	4,859	(5,598)	5,151
Other income	634	553	1,722	1,468
Total revenues	53,734	63,558	109,091	119,041
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	27,097	29,296	55,531	59,885
Increase in future policy benefit reserves	9,378	6,287	15,947	11,519
Policyholders' dividends	1,515	1,475	2,868	2,781
Total insurance benefits paid or provided	37,990	37,058	74,346	74,185
Commissions	8,924	8,801	16,597	16,958
Other general expenses	10,400	11,503	21,430	22,885
Capitalization of deferred policy acquisition costs	(6,184)	(5,787)	(10,965)	(10,772)
Amortization of deferred policy acquisition costs	5,970	6,074	11,787	12,257
Amortization of cost of insurance acquired	263	309	499	676
Total benefits and expenses	57,363	57,958	113,694	116,189
Income (loss) before federal income tax	(3,629)	5,600	(4,603)	2,852
Federal income tax expense (benefit)	(81)	578	278	1,403
Net income (loss)	(3,548)	5,022	(4,881)	1,449
Per Share Amounts:
Basic and diluted earnings (losses) per share of Class A common stock	(0.07)	0.10	(0.10)	0.03
Basic and diluted earnings (losses) per share of Class B common stock	—	0.05	—	0.01
Other Comprehensive Income (Loss):
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) arising during period	(120,934)	31,756	(254,276)	(24,142)
Reclassification adjustment for losses (gains) included in net income (loss)	(24)	46	35	11
Unrealized gains (losses) on fixed maturity securities, net	(120,958)	31,802	(254,241)	(24,131)
Income tax expense (benefit) on unrealized gains (losses) on fixed maturity securities	(4,735)	(346)	(13,801)	239
Other comprehensive income (loss)	(116,223)	32,148	(240,440)	(24,370)
Total comprehensive income (loss)	$(119,771)	37,170	(245,321)	(22,921)
See accompanying Notes to Consolidated Financial Statements.

June 30, 2022 | 10-Q 4

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stock- holders' equity
(In thousands)	Class A	Class B

Balance at December 31, 2021	$265,561	3,184	(45,565)	117,492	(20,101)	320,571
Comprehensive income (loss):
Net income (loss)	—	—	(1,333)	—	—	(1,333)
Unrealized investment gains (losses), net	—	—	—	(124,217)	—	(124,217)
Total comprehensive income (loss)	—	—	(1,333)	(124,217)	—	(125,550)
Common stock issuance	1,788	—	—	—	—	1,788
Stock-based compensation	93	—	—	—	—	93
Balance at March 31, 2022	267,442	3,184	(46,898)	(6,725)	(20,101)	196,902
Comprehensive income (loss):
Net income (loss)	—	—	(3,548)	—	—	(3,548)
Unrealized investment gains (losses), net	—	—	—	(116,223)	—	(116,223)
Total comprehensive income (loss)	—	—	(3,548)	(116,223)	—	(119,771)
Common stock issuance	455	—	—	—	—	455
Acquisition of treasury stock	—	—	—	—	(1,300)	(1,300)
Stock-based compensation	(47)	—	—	—	—	(47)
Balance at June 30, 2022	$267,850	3,184	(50,446)	(122,948)	(21,401)	76,239

Balance at December 31, 2020	$262,869	3,184	(82,352)	128,255	(11,011)	300,945
Comprehensive income (loss):
Net income (loss)	—	—	(3,573)	—	—	(3,573)
Unrealized investment gains (losses), net	—	—	—	(56,518)	—	(56,518)
Total comprehensive income (loss)	—	—	(3,573)	(56,518)	—	(60,091)
Stock-based compensation	(14)	—	—	—	—	(14)
Balance at March 31, 2021	262,855	3,184	(85,925)	71,737	(11,011)	240,840
Comprehensive income (loss):
Net income (loss)	—	—	5,022	—	—	5,022
Unrealized investment gains (losses), net	—	—	—	32,148	—	32,148
Total comprehensive income (loss)	—	—	5,022	32,148	—	37,170
Acquisition of treasury stock	—	—	—	—	(9,090)	(9,090)
Stock-based compensation	205	—	—	—	—	205
Balance at June 30, 2021	$263,060	3,184	(80,903)	103,885	(20,101)	269,125

See accompanying Notes to Consolidated Financial Statements.

June 30, 2022 | 10-Q 5

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30, (In thousands)	2022	2021
Cash flows from operating activities:
Net income (loss)	$(4,881)	1,449
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Investment related (gains) losses on sale of investments and other assets	5,598	(5,151)
Net deferred policy acquisition costs	822	1,485
Amortization of cost of insurance acquired	499	676
Depreciation	288	761
Amortization of premiums and discounts on investments	2,658	2,715
Stock-based compensation	150	306
Deferred federal income tax expense (benefit)	238	(141)
Change in:
Accrued investment income	(300)	(164)
Reinsurance recoverable	2,113	931
Due premiums	1,210	1,973
Future policy benefit reserves	15,861	11,432
Other policyholders' liabilities	(571)	6,891
Federal income tax payable	(255)	1,555
Commissions payable and other liabilities	246	(14,494)
Other, net	(1,329)	(1,246)
Net cash provided by (used in) operating activities	22,347	8,978
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(64,689)	(48,106)
Sales of fixed maturity securities, available-for-sale	28,828	7,254
Maturities and calls of fixed maturity securities, available-for-sale	18,234	29,574
Principal payments on mortgage loans	95	5
(Increase) decrease in policy loans, net	1,721	2,697
Sales of other long-term investments	2,699	17,341
Purchases of other long-term investments	(14,746)	(12,203)
Purchases of property and equipment	(51)	(773)
Purchases of short-term investments	(5)	—
Net cash provided by (used in) investing activities	(27,914)	(4,211)

See accompanying Notes to Consolidated Financial Statements.

June 30, 2022 | 10-Q 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(Unaudited)

Six Months Ended June 30, (In thousands)	2022	2021
Cash flows from financing activities:
Annuity deposits	$4,160	4,793
Annuity withdrawals	(4,319)	(4,113)
Acquisition of treasury stock	(1,300)	(9,090)
Issuance of common stock	2,244	—
Other	(105)	(363)
Net cash provided by (used in) financing activities	680	(8,773)
Net increase (decrease) in cash and cash equivalents	(4,887)	(4,006)
Cash and cash equivalents at beginning of year	27,294	34,131
Cash and cash equivalents at end of period	$22,407	30,125

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2022 and 2021, various fixed maturity issuers exchanged securities with book values of $6.1 million and $6.4 million, respectively, for securities of equal value.

The Company had $3.3 million net unsettled security trades at June 30, 2022 and $0.9 million at June 30, 2021.

The Company recognized right-of-use assets of $0.4 million in exchange for new operating lease liabilities during the six months ended June 30, 2022 and none during the six months ended June 30, 2021.

See accompanying Notes to Consolidated Financial Statements.

June 30, 2022 | 10-Q 7

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

The consolidated balance sheet as of June 30, 2022, the consolidated statements of operations and comprehensive income (loss) and stockholders' equity for the three and six months ended June 30, 2022 and June 30, 2021 and the consolidated statements of cash flows for the six months ended June 30, 2022 and June 30, 2021 have been prepared by the Company without audit and are not subject to audit. In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2022 and for comparative periods have been made. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 ("Form 10-K").  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Our Life Insurance segment operates through CICA International, CICA and CNLIC. Our international life insurance business, which operates through CICA International, issues U.S. dollar-denominated endowment contracts internationally, which are principally accumulation contracts that incorporate an element of life insurance protection and ordinary whole life insurance in U.S. dollar-denominated amounts sold to non-U.S. residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations. Our domestic life insurance business operates through CICA and CNLIC. CICA issues credit life and disability policies and CNLIC issues ordinary whole life policies mainly in Texas and Florida and both companies service whole life and accident and health policies primarily in the Southern U.S., Midwest and Mountain West.

Our Home Service Insurance segment operates through our subsidiaries SPLIC, MGLIC and SPFIC, and focuses on the life insurance needs of the middle- and lower-income markets, primarily in Louisiana, Mississippi and Arkansas.  Our products in this segment consist primarily of small face amount ordinary whole life, industrial life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs as well as critical illness and property insurance policies, which cover dwelling and contents.

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

June 30, 2022 | 10-Q 8

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

For calendar-year public companies, the changes will be effective on January 1, 2023, however, early adoption is permitted. We will adopt this ASU effective January 1, 2023 with a transition date of January 1, 2021 using a modified retrospective approach. We continue to make progress in our implementation process that includes, but is not limited to, making significant accounting policy decisions, employing appropriate internal controls, building and updating actuarial models and systems, revising reporting processes and developing informative qualitative and quantitative disclosures. In 2022, we have begun the process of calculating our transition adjustments and preparing for the restatement of applicable periods. We are currently evaluating the impact of adopting this ASU on our consolidated financial condition and results of operations and will be able to better assess the effects as we progress with our implementation efforts. While it is not possible to estimate the expected impact of adoption at this

June 30, 2022 | 10-Q 9

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
time, the Company believes there is a reasonable possibility that implementing this ASU may result in a material impact to accumulated other comprehensive income and future earnings patterns.

No other new accounting pronouncements issued or effective during the year had, or is expected to have, a material impact on our consolidated financial statements.

(3) SEGMENT INFORMATION

The Company has two reportable segments:  Life Insurance and Home Service Insurance.  Our Life Insurance segment primarily issues endowment contracts, which are principally accumulation contracts that incorporate an element of life insurance protection and ordinary whole life insurance, to non-U.S. residents through CICA International.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional coverage and annuity benefits to enhance accumulations. CICA issues credit life, credit disability and accident and health related policies throughout the Midwest and southern U.S. CNLIC issues ordinary whole life and critical illness products in Florida and Texas.

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

The Life Insurance and Home Service Insurance portions of the company constitute separate businesses. The Company also operates other non-insurance portions of the Company ("Other Non-Insurance Enterprises"), which primarily include the Company’s IT and corporate-support functions that are included in the tables presented below to properly reconcile the segment information with the consolidated financial statements of the Company. The Company's Other Non-Insurance Enterprises is the only reportable difference between segments and consolidated operations.

The accounting policies of the reportable segments and Other Non-Insurance Enterprises are presented in accordance with U.S. GAAP and are the same as those used in the preparation of the consolidated financial statements.  The Company evaluates profit and loss performance based on U.S. GAAP income or loss before federal income taxes for its two reportable segments.

June 30, 2022 | 10-Q 10

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended June 30, 2022
(In thousands)

Revenues:
Premiums	$29,834	12,390	—	42,224
Net investment income	12,347	3,283	262	15,892
Investment related gains (losses), net	(3,984)	(925)	(107)	(5,016)
Other income	633	1	—	634
Total revenues	38,830	14,749	155	53,734
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	21,568	5,529	—	27,097
Increase in future policy benefit reserves	7,576	1,802	—	9,378
Policyholders' dividends	1,509	6	—	1,515
Total insurance benefits paid or provided	30,653	7,337	—	37,990
Commissions	4,792	4,132	—	8,924
Other general expenses	5,358	3,515	1,527	10,400
Capitalization of deferred policy acquisition costs	(4,307)	(1,877)	—	(6,184)
Amortization of deferred policy acquisition costs	4,613	1,357	—	5,970
Amortization of cost of insurance acquired	84	179	—	263
Total benefits and expenses	41,193	14,643	1,527	57,363
Income (loss) before federal income tax expense	$(2,363)	106	(1,372)	(3,629)

June 30, 2022 | 10-Q 11

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Six Months Ended June 30, 2022
(In thousands)

Revenues:
Premiums	$56,765	24,823	—	81,588
Net investment income	24,318	6,527	534	31,379
Investment related gains (losses), net	(4,277)	(1,167)	(154)	(5,598)
Other income	1,721	1	—	1,722
Total revenues	78,527	30,184	380	109,091
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	43,026	12,505	—	55,531
Increase in future policy benefit reserves	12,706	3,241	—	15,947
Policyholders' dividends	2,859	9	—	2,868
Total insurance benefits paid or provided	58,591	15,755	—	74,346
Commissions	8,598	7,999	—	16,597
Other general expenses	11,049	7,865	2,516	21,430
Capitalization of deferred policy acquisition costs	(7,613)	(3,352)	—	(10,965)
Amortization of deferred policy acquisition costs	9,095	2,692	—	11,787
Amortization of cost of insurance acquired	140	359	—	499
Total benefits and expenses	79,860	31,318	2,516	113,694
Income (loss) before federal income tax expense	$(1,333)	(1,134)	(2,136)	(4,603)

June 30, 2022 | 10-Q 12

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended June 30, 2021
(In thousands)

Revenues:
Premiums	$30,138	12,688	—	42,826
Net investment income	11,879	3,243	198	15,320
Investment related gains (losses), net	4,644	206	9	4,859
Other income	553	—	—	553
Total revenues	47,214	16,137	207	63,558
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	23,531	5,765	—	29,296
Increase in future policy benefit reserves	4,054	2,233	—	6,287
Policyholders' dividends	1,466	9	—	1,475
Total insurance benefits paid or provided	29,051	8,007	—	37,058
Commissions	4,398	4,403	—	8,801
Other general expenses	5,147	4,084	2,272	11,503
Capitalization of deferred policy acquisition costs	(3,816)	(1,971)	—	(5,787)
Amortization of deferred policy acquisition costs	5,200	874	—	6,074
Amortization of cost of insurance acquired	107	202	—	309
Total benefits and expenses	40,087	15,599	2,272	57,958
Income (loss) before federal income tax expense	$7,127	538	(2,065)	5,600

June 30, 2022 | 10-Q 13

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Six Months Ended June 30, 2021
(In thousands)

Revenues:
Premiums	$57,201	24,657	—	81,858
Net investment income	23,477	6,588	499	30,564
Investment related gains (losses), net	4,536	429	186	5,151
Other income	1,466	2	—	1,468
Total revenues	86,680	31,676	685	119,041
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	46,801	13,084	—	59,885
Increase in future policy benefit reserves	7,712	3,807	—	11,519
Policyholders' dividends	2,762	19	—	2,781
Total insurance benefits paid or provided	57,275	16,910	—	74,185
Commissions	8,629	8,329	—	16,958
Other general expenses	10,373	7,878	4,634	22,885
Capitalization of deferred policy acquisition costs	(7,377)	(3,395)	—	(10,772)
Amortization of deferred policy acquisition costs	10,548	1,709	—	12,257
Amortization of cost of insurance acquired	211	465	—	676
Total benefits and expenses	79,659	31,896	4,634	116,189
Income (loss) before federal income tax expense	$7,021	(220)	(3,949)	2,852

June 30, 2022 | 10-Q 14

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

A summary of the change in gross number of shares of Class A and Class B common stock and treasury stock is as follows:

	Six Months Ended June 30,
	2022			2021
(In thousands)	Common Stock		Treasury	Common Stock		Treasury
	Class A	Class B	Stock	Class A	Class B	Stock
Balance at beginning of year	53,170	1,002	4,138	52,654	1,002	3,136
Stock issued under stock investment plan	475	—	—	—	—	—
Stock issued for compensation	81	—	—	112	—	—
Acquisition of Class A shares	—	—	392	—	—	—
Acquisition of Class B shares	—	—	—	—	—	1,002
Other share issuance	16	—	—	—	—	—
Balance at end of period	53,742	1,002	4,530	52,766	1,002	4,138

June 30, 2022 | 10-Q 15

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings (loss) per share.

Three Months Ended June 30,	2022	2021
(In thousands, except per share amounts)

Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$(3,548)	5,022
Net income (loss) allocated to Class A common stock	$(3,548)	5,010
Net income (loss) allocated to Class B common stock	—	12
Net income (loss)	$(3,548)	5,022

Denominator:
Weighted average shares of Class A outstanding - basic	50,373	49,602
Weighted average shares of Class A outstanding - diluted	51,065	50,192
Weighted average shares of Class B outstanding - basic and diluted	—	250
Basic and diluted earnings (loss) per share of Class A common stock	$(0.07)	0.10
Basic and diluted earnings (loss) per share of Class B common stock	—	0.05

Six Months Ended June 30,	2022	2021
(In thousands, except per share amounts)
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$(4,881)	1,449
Net income (loss) allocated to Class A common stock	$(4,881)	1,441
Net income (loss) allocated to Class B common stock	—	8
Net income (loss)	$(4,881)	1,449

Denominator:
Weighted average shares of Class A outstanding - basic	50,278	49,578
Weighted average shares of Class A outstanding - diluted	50,970	50,145
Weighted average shares of Class B outstanding - basic and diluted	—	572
Basic and diluted earnings (loss) per share of Class A common stock	$(0.10)	0.03
Basic and diluted earnings (loss) per share of Class B common stock	—	0.01

CAPITAL AND SURPLUS

Each of our regulated insurance subsidiaries is required to meet stipulated regulatory capital requirements. These include capital requirements imposed by the U.S. National Association of Insurance Commissioners ("NAIC") and the Bermuda Monetary Authority ("BMA"). All insurance subsidiaries exceeded the minimum capital requirements at June 30, 2022.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation or excess risk, the BMA has established a threshold capital level (termed the Target Capital Level ("TCL")), which is set at 120% of a

June 30, 2022 | 10-Q 16

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
company’s enhanced capital requirement. The TCL serves as an early warning tool for the BMA. As of June 30, 2022, CICA International was above the TCL threshold. At the request of the BMA, on April 15, 2021, Citizens and CICA International entered into a Keep Well Agreement. The Keep Well Agreement requires Citizens to contribute up to $10 million in capital to CICA International as necessary to ensure that CICA International has a minimum capital level of 120% (equal to the TCL). Since CICA International’s capital level currently exceeds 120%, Citizens is not currently required to make a capital contribution.

(5) INVESTMENTS

The Company invests primarily in fixed maturity securities, which totaled 87.4% of total cash and invested assets at June 30, 2022, as shown below.

Carrying Value (In thousands, except for %)	June 30, 2022		December 31, 2021
	Amount	%	Amount	%

Cash and invested assets:
Fixed maturity securities	$1,237,004	87.4%	1,470,617	89.0%
Equity securities	12,711	0.9%	14,844	0.9%
Policy loans	78,586	5.5%	80,307	4.9%
Other long-term investments	66,002	4.7%	57,399	3.5%
Cash and cash equivalents	22,407	1.5%	27,294	1.7%
Total cash and invested assets	$1,416,710	100.0%	1,650,461	100.0%

The following tables represent the amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities as of the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,471	458	7	9,922
U.S. Government-sponsored enterprises	3,449	485	—	3,934
States and political subdivisions	359,199	5,913	21,723	343,389
Corporate:
Financial	229,937	675	29,961	200,651
Consumer	238,842	1,781	31,996	208,627
Utilities	110,093	191	17,654	92,630
Energy	75,292	21	8,884	66,429
All other	187,706	869	22,150	166,425
Residential mortgage-backed	111,950	197	2,133	110,014
Asset-backed	36,364	28	1,513	34,879
Foreign governments	101	3	—	104
Total fixed maturity securities	$1,362,404	10,621	136,021	1,237,004

June 30, 2022 | 10-Q 17

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,515	1,097	1	10,611
U.S. Government-sponsored enterprises	3,463	996	—	4,459
States and political subdivisions	356,594	28,056	692	383,958
Corporate:
Financial	213,652	22,477	172	235,957
Consumer	219,223	23,658	900	241,981
Utilities	105,738	7,358	801	112,295
Energy	76,989	7,334	68	84,255
All other	196,403	22,497	380	218,520
Residential mortgage-backed	117,755	16,046	6	133,795
Asset-backed	44,322	368	14	44,676
Foreign governments	101	9	—	110
Total fixed maturity securities	$1,343,755	129,896	3,034	1,470,617

Most of the Company's equity securities are diversified stock and bond mutual funds.

Fair Value (In thousands)	June 30, 2022	December 31, 2021

Equity securities:
Stock mutual funds	$3,148	3,571
Bond mutual funds	4,407	5,060
Common stock	981	990
Non-redeemable preferred stock	11	161
Non-redeemable preferred stock fund	4,164	5,062
Total equity securities	$12,711	14,844

VALUATION OF INVESTMENTS

Available-for-sale ("AFS") fixed maturity securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income. The Company recognized net investment related losses of $1.2 million and $2.0 million on equity securities held for the three and six months ended June 30, 2022 and gains of $0.3 million and $0.6 million for the same periods ended June 30, 2021, respectively.

The Company considers several factors in its review and evaluation of individual investments, using the process described in Part IV, Item 15, Note 2. Investments in the notes to the consolidated financial statements of our Form 10-K to determine whether a credit valuation loss exists. For the three and six months ended June 30, 2022 and 2021, the Company recorded no credit valuation losses on fixed maturity securities.

June 30, 2022 | 10-Q 18

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the fair values and gross unrealized losses of fixed maturity securities that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2022 and December 31, 2021.

June 30, 2022	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
U.S. Treasury securities	$66	7	2	—	—	—	66	7	2
States and political subdivisions	149,297	21,429	171	720	294	2	150,017	21,723	173
Corporate:
Financial	181,314	29,539	218	887	422	1	182,201	29,961	219
Consumer	175,856	30,776	213	2,842	1,220	7	178,698	31,996	220
Utilities	83,987	15,311	132	4,986	2,343	5	88,973	17,654	137
Energy	64,778	8,884	77	—	—	—	64,778	8,884	77
All Other	146,713	21,215	171	2,427	935	1	149,140	22,150	172
Residential mortgage-backed	82,801	2,133	72	—	—	—	82,801	2,133	72
Asset-backed	30,469	1,436	35	1,643	77	2	32,112	1,513	37
Total fixed maturity securities	$915,281	130,730	1,091	13,505	5,291	18	928,786	136,021	1,109

December 31, 2021	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
U.S. Treasury securities	$72	1	2	—	—	—	72	1	2
States and political subdivisions	21,715	692	15	—	—	—	21,715	692	15
Corporate:
Financial	8,059	86	15	1,227	86	1	9,286	172	16
Consumer	29,494	777	28	2,419	123	1	31,913	900	29
Utilities	19,072	401	14	4,523	400	4	23,595	801	18
Energy	7,381	68	8	—	—	—	7,381	68	8
All Other	14,312	380	16	—	—	—	14,312	380	16
Residential mortgage-backed	1,084	6	6	—	—	—	1,084	6	6
Asset-backed	9,078	12	11	663	2	1	9,741	14	12
Total fixed maturity securities	$110,267	2,423	115	8,832	611	7	119,099	3,034	122

In each category of our fixed maturity securities described above, we do not intend to sell our investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. These unrealized losses on fixed maturity securities are due to noncredit-related factors, including widening credit spreads and rising interest rates since purchase, which have little bearing on the recoverability of

June 30, 2022 | 10-Q 19

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
our investments, hence they are not recognized as credit losses. The fair value is expected to recover as the securities approach maturity or if market yields for such investments decline. As of June 30, 2022 and December 31, 2021, 97.6% and 98.0%, respectively, of the fair value of our fixed maturity securities portfolio was rated investment grade. While the losses are currently unrealized, we continue to monitor all fixed maturity securities on an ongoing basis as future information may become available which could result in an allowance being recorded.

The amortized cost and fair value of fixed maturity securities at June 30, 2022 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

June 30, 2022	Amortized Cost	Fair Value
(In thousands)
Fixed maturity securities:
Due in one year or less	$34,225	34,518
Due after one year through five years	116,768	117,642
Due after five years through ten years	214,234	210,114
Due after ten years	997,177	874,730
Total fixed maturity securities	$1,362,404	1,237,004

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Fixed maturity securities, available-for-sale:
Proceeds	$27,728	—	28,828	7,254
Gross realized gains	$101	—	101	100
Gross realized losses	$(102)	—	(102)	1

The Company sold 16 and 17 AFS fixed maturity securities during the three and six months ended June 30, 2022 and 0 and 18 during the three and six months ended June 30, 2021, respectively.

(6) FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We hold AFS fixed maturity securities, which are carried at fair value with changes in fair value reported through comprehensive income (loss). We also report our equity securities and other long-term investments at fair value with changes in fair value reported through the consolidated statements of operations.

Fair value measurements are generally based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information.  We utilize valuation techniques that maximize the use of

June 30, 2022 | 10-Q 20

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

June 30, 2022 | 10-Q 21

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets that are measured at fair value on a recurring basis as of the dates indicated.

June 30, 2022	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial Assets
Fixed maturity securities available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$9,922	3,934	—	13,856
States and political subdivisions	—	343,389	—	343,389
Corporate	48	734,714	—	734,762
Residential mortgage-backed	—	110,014	—	110,014
Asset-backed	—	34,879	—	34,879
Foreign governments	—	104	—	104
Total fixed maturity securities available-for-sale	9,970	1,227,034	—	1,237,004

Equity securities:
Stock mutual funds	3,148	—	—	3,148
Bond mutual funds	4,407	—	—	4,407
Common stock	981	—	—	981
Non-redeemable preferred stock	11	—	—	11
Non-redeemable preferred stock fund	4,164	—	—	4,164
Total equity securities	12,711	—	—	12,711
Other long-term investments (1)	—	—	—	64,732
Total financial assets	$22,681	1,227,034	—	1,314,447
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

June 30, 2022 | 10-Q 22

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

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At June 30, 2022, fixed maturity securities, valued using a third-party pricing source, totaled $1.2 billion for Level 2 assets and comprised 93.3% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at June 30, 2022. For the six months ended June 30, 2022, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Limited partnerships. The Company considers the net asset value ("NAV") to represent the value of the investment fund and is measured by the total value of assets minus the total value of liabilities. The following tables include information related to our investments in limited partnerships that calculate NAV per share. For these investments, which are measured at fair value on a recurring basis, we use the NAV per share to measure fair value. Changes in the NAV of our limited partnerships are recorded through net income. The Company recognized net investment related losses of $4.4 million and $5.2 million on limited partnerships held for the three and six months ended June 30, 2022 and net realized gains of $4.0 million and $4.5 million for the three and six months ended June 30,

June 30, 2022 | 10-Q 23

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2021, respectively. These investments are included in other long-term investments on the consolidated balance sheets.

		June 30, 2022			December 31, 2021
		Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (in years)	Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (in years)
(In thousands, except years)
Limited partnerships
Middle market	Investments in privately-originated, performing senior secured debt primarily in North America-based companies	$31,776	8,326	5	$21,947	18,712	10
Global equity fund	Investments in common stocks of U.S., international developed and emerging markets with a focus on long-term capital growth	8,707	—	0	10,607	—	0
Late-stage growth	Investments in private late-stage, established companies seeking capital to accelerate growth prior to an IPO or sale	19,314	27,256	5 to 7	20,468	4,459	6
Infrastructure	Investments in climate infrastructure assets, focusing on renewable power generation in wind and solar energy	4,935	14,988	11	3,016	16,653	12
Total limited partnerships		$64,732	50,570		$56,038	39,824

The majority of our limited partnership investments are not redeemable because distributions from the funds will be received when the underlying investments of the partnerships are liquidated. The life spans indicated above may be shortened or extended at the fund manager's discretion, typically in one or two-year increments. The global equity fund is redeemable monthly.

We initially estimate the fair value of investments in limited partnerships by reference to the transaction price. Subsequently, we obtain the fair value of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are audited annually. We carried no limited partnership investments at cost at June 30, 2022 and December 31, 2021.

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. There were no transfers in or out of Level 3 during the six months ended June 30, 2022 or 2021.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE

Estimates of fair values are made at a specific point in time, based on relevant market prices and information about the financial instruments.  The fair values of financial instruments presented below are not necessarily indicative of the amounts the Company might realize in actual market transactions.

June 30, 2022 | 10-Q 24

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	June 30, 2022		December 31, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Policy loans	$78,586	78,586	80,307	80,307
Commercial mortgage loan	1,000	1,000	1,000	1,000
Residential mortgage loans	52	54	148	169
Cash and cash equivalents	22,407	22,407	27,294	27,294
Financial Liabilities:
Annuity - investment contracts	65,616	62,181	64,384	72,352

Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at June 30, 2022 and December 31, 2021 and no specified maturity dates. Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable. Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

Commercial mortgage loan. We financed $1.0 million of the sale of our training facility at a 6.0% interest rate. The loan is due in less than 1 year. Due to the short-term nature of the loan, the carrying value approximates fair value and is considered a Level 3 asset in the fair value hierarchy.

Residential mortgage loans. Mortgage loans are secured principally by residential properties. Weighted average interest rates for these loans were approximately 7.0% at June 30, 2022 and 6.4% at December 31, 2021. At June 30, 2022, the remaining loan matures in 6 years.  Management estimated the fair value using an annual interest rate of 6.25% at June 30, 2022. Our mortgage loans are considered Level 3 assets in the fair value hierarchy and are included in other long-term investments on the consolidated balance sheets.

Cash and cash equivalents. The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 liabilities, was estimated at June 30, 2022 and December 31, 2021 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 2.60% to 3.99% and 0.50% to 2.63%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

June 30, 2022 | 10-Q 25

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other long-term investments. Financial instruments included in other long-term investments are classified in various levels of the fair value hierarchy. The following table summarizes the carrying amounts of these investments.

Carrying Value (In thousands)	June 30, 2022	December 31, 2021
Other long-term investments:
Limited partnerships	$64,732	56,038
FHLB common stock	192	192
Mortgage loans	1,052	1,148
All other investments	26	21
Total other long-term investments	$66,002	57,399

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

CONTRACTUAL OBLIGATIONS

As of June 30, 2022, CICA International is committed to fund investments up to $50.6 million related to limited partnerships previously described and other investments.

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

Obligations under the Credit Facility are secured by substantially all of the assets of the Company other than the equity interests in all of the regulated insurance subsidiaries, real estate owned by the Company, and other limited exceptions. The Credit Facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to restrictions on indebtedness, liens, investments, asset dispositions and restricted payments. As of June 30, 2022, the Company had not borrowed any funds against the Credit Facility and was not in violation of any covenants.

June 30, 2022 | 10-Q 26

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8) INCOME TAXES

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 2.3% and (6.0)% for the three and six months ended June 30, 2022, respectively, compared to 10.4% and 49.2%, respectively, for the same periods in 2021. CICA International is considered a controlled foreign corporation for federal tax purposes. As a result, the insurance activity of CICA International is subject to Subpart F of the Internal Revenue Code and is included in Citizens’ taxable income. The effective tax rate varies from the prevailing corporate federal income tax rate of 21.0% mainly due to the impact of Subpart F and uncertain tax positions.

At June 30, 2022, we determined it was more likely than not that a portion of our capital deferred tax assets would not be realized in their entirety. The Company recorded a valuation allowance of $3.3 million through Other Comprehensive Income.

(9) OTHER COMPREHENSIVE INCOME

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% as of the three and six months ended June 30, 2022 and 2021, as indicated below.

Three Months Ended June 30,	2022			2021
(In thousands)	Amount	Tax Effect	Total	Amount	Tax Effect	Total
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$(119,531)	4,435	(115,096)	53,234	(3,418)	49,816
Reclassification adjustment for (gains) losses included in net income	(24)	5	(19)	46	(10)	36
Effects on deferred policy acquisition costs	810	(170)	640	(21,492)	3,777	(17,715)
Effects on cost of insurance acquired	291	(61)	230	8	(2)	6
Effects on unearned revenue reserves	(2,504)	526	(1,978)	6	(1)	5
Other comprehensive income (loss)	$(120,958)	4,735	(116,223)	31,802	346	32,148

Six Months Ended June 30,	2022			2021
(In thousands)	Amount	Tax Effect	Total	Amount	Tax Effect	Total
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$(252,296)	13,392	(238,904)	(26,188)	1,955	(24,233)
Reclassification adjustment for (gains) losses included in net income	35	(7)	28	11	(3)	8
Effects on deferred policy acquisition costs	1,154	(242)	912	3,706	(2,540)	1,166
Effects on cost of insurance acquired	443	(93)	350	277	(58)	219
Effects on unearned revenue reserves	(3,577)	751	(2,826)	(1,937)	407	(1,530)
Other comprehensive income (loss)	$(254,241)	13,801	(240,440)	(24,131)	(239)	(24,370)

June 30, 2022 | 10-Q 27

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. There were no changes related to these relationships during the six months ended June 30, 2022.  See our Form 10-K for a comprehensive discussion of related party transactions.

(11) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued and determined that no significant subsequent events need to be recognized or disclosed.

June 30, 2022 | 10-Q 28

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, statements concerning any potential future impact of the coronavirus disease (“COVID-19”) pandemic on our business and the inflationary environment that has led to market volatility and rising interest rates, as well as factors discussed in the "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2021, which are incorporated herein by reference. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Objective of our Management's Discussion and Analysis

We refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “MD&A”. The objective of our MD&A is to provide investors with information in order to assess the material changes in our financial condition from December 31, 2021 to June 30, 2022 and the material changes in our results of

June 30, 2022 | 10-Q 29

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

operations for the three and six months ended June 30, 2022 as compared to the same periods in 2021. We also discuss in the MD&A any trends that we believe may materially affect our future operations or financial condition.

The Factors that Drive our Operating Results

We see the following as the primary factors that drive our operating results:

•Sales (i.e., premium revenues)
•Investments
•Death claims and surrenders
•Operating expenses

As premium revenues and investment income are our two primary sources of income, both new sales and "resells" (i.e., retaining the policy) as well as our investments and the interest we receive on such investments, are key to our profitability.

We experienced slight decreases, 1.4% and 0.3%, respectively, in premium revenue in the three and six months ended June 30, 2022 compared to the prior year periods. In the three months ended June 30, 2022, premium revenue of $42.2 million decreased due primarily to lower renewal premiums in both of our segments, partially offset by increased first year premiums in our Life Insurance segment. In the six months ended June 30, 2022, premium revenue of $81.6 million decreased as growth in renewal premiums was more than offset by lower first year premiums in both of our insurance segments.

Our net investment income increased during both the three and six months ended June 30, 2022 compared to the same prior year periods due primarily to a growing asset base, positive returns from our private equity investment and reinvestment into a higher interest rate environment. Our yield increased 3 basis points to 4.25% in the first six months of 2022 compared to the prior year period, reflecting higher yields on new fixed maturity investments and positive returns from our private equity investment.

As part of the ongoing process of managing our portfolio and optimizing performance, we have been diversifying our investment portfolio over the last few years, however, this diversification comes with some volatility and accordingly,

June 30, 2022 | 10-Q 30

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

due to the equity market decline in the first six months of 2022, we recorded investment related losses of $5.2 million in the current period compared to gains of $4.5 million in prior year period.

Payment of policyholder benefits for death claims and surrenders is our largest expense and thus also key to our profitability. In both the first three and six months of 2022, our death claims decreased compared to the same prior year periods. Death claims in the 2021 periods in both of our segments were negatively impacted by higher reported claims, including COVID-19 related deaths, and a higher average dollar amount of claims incurred. Our surrenders decreased in the first three and six months of 2022 compared to the same periods in 2021, which we believe was in large part due to our retention initiatives.

Operating expenses are our second largest expense and thus drive our operating results. Our general operating expenses in both the first three and six months of 2022 decreased as compared compared to prior year periods.

FINANCIAL HIGHLIGHTS

Due to the market volatility and rising interest rates during the first six months of 2022, we had a net loss of $3.5 million and $4.9 million, respectively in the three and six months ended June 30, 2022, compared to net income of

June 30, 2022 | 10-Q 31

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

$5.0 million and $1.4 million, respectively, in the prior year periods. As an insurance company, we hold significant invested assets in order to pay future policy liabilities. Changes in the fair value of our limited partnership investments drove investment related losses of $5.0 million and $5.6 million, respectively, in the current year periods. We did not sell these investments in the second quarter of 2022, but as discussed in Part I, Item 1, Note 5. Investments, changes in fair values of our equity securities are reflected as investment related gains or losses, in addition to executed transactions that result in a gain or loss. Due to these investment related losses driving our net loss, loss per share of Class A common stock was $0.10 for the six months ended June 30, 2022.

All other revenues (premiums, net investment income and other income) collectively increased in the three and six months ended June 30, 2022 as compared to the same prior year periods and our total benefits and expenses decreased by $0.6 million and $2.5 million, respectively, in the current year periods as compared to the same prior year periods.

Consolidated Revenue Highlights

Life insurance premiums and investment income are our primary sources of revenue. In the three months ended June 30, 2022 compared to the same period in 2021:

•Insurance premiums decreased by $0.6 million due primarily to decrease in renewal premiums in both of our segments partially offset by an increase in first year premiums in our Life Insurance segment.
•Net investment income increased by $0.6 million, or 3.7%, from a higher average portfolio yield in the current year period, a growing asset base and strong results from our private equity investment.

In the six months ended June 30, 2022 as compared to the same period in 2021:

•Insurance premiums decreased by $0.3 million, or 0.3% as higher renewal premiums were more than offset by a decrease in first year premiums.
•Net investment income increased by $0.8 million, or 2.7% for the same reasons discussed above.

Consolidated Benefits and Expenses Highlights

The primary use of our funds is the payment of insurance benefits for claims and surrenders as well as our general operating expenses. In the three months ended June 30, 2022 compared to the same period in 2021, total benefits and expenses decreased by $0.6 million due primarily to:

•$2.2 million decrease in claims and surrenders benefits. This decrease was primarily related to lower death claims in both of our segments as 2021 included a higher number of reported death claims, including COVID-19 related deaths. Surrender benefits decreased as we have focused efforts on retaining policyholders; and
•$1.1 million decrease in other general expenses; partially offset by
•$3.1 million increase in future policy benefit reserves as a result of improved first year sales and better persistency.

In the six months ended June 30, 2022 compared to the same period in 2021, total benefits and expenses decreased by $2.5 million due primarily to:

•$4.4 million decrease in claims and surrender benefits due primarily to a higher volume of reported claims in 2021, including those COVID-19 related, in addition to an increase in the average death claim amount in that year; and
•$1.5 million decrease in other general expenses; partially offset by
•$4.4 million increase in future policy benefit reserves as a result of sales and improved persistency.

June 30, 2022 | 10-Q 32

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Financial Condition at June 30, 2022

•Total assets of $1.6 billion.
•Total investments of $1.4 billion; fixed maturity securities comprised 88.7% of total investments.
•Total stockholders' equity of $0.1 billion.
•$4.7 billion of direct insurance in force.
•No debt.

IMPACT OF INFLATION AND RISING INTEREST RATES

As mentioned above, the impact of inflation, which has led to market volatility and rising interest rates, has had a material impact on our results of operations and financial condition in the three and six months ended June 30, 2022. In addition to the market volatility that affected the fair value of our equity securities, leading to the investment related losses, higher interest rates typically reduce the market values of fixed income assets, as the interest payments from existing fixed income assets become less competitive relative to newer higher rate fixed income instruments. Because the vast majority of our total investments are invested in fixed maturity securities, we reported a pre-tax net unrealized loss of $125.4 million on our available-for-sale securities at June 30, 2022. This compares to net unrealized gains of $126.9 million at December 31, 2021, with the year-over-year decrease primarily driven by higher interest rates.

In addition, we could experience higher surrenders and lapses and fewer sales in the coming months as our policyholders conserve cash due to concerns over inflation and rising costs, particularly in our Home Service Insurance segment , whose customer base is primarily middle- and lower-income individuals.

COVID-19 PANDEMIC

The overall impact of the COVID-19 pandemic and its related economic conditions on the Company's financial results continue to be highly uncertain and unpredictable. While the Company has implemented new strategies and processes to mitigate this impact, the scope, duration and magnitude of the direct and indirect effects of COVID-19 are difficult or impossible to anticipate. As a result, it is not possible to predict its impact on the Company's results in 2022 or beyond. While we don't believe that the COVID-19 pandemic materially impacted our results of operations for the three and six months ended June 30, 2022, some of the most significant factors related to COVID-19 that could cause our future results to differ significantly from our prior results or expectations include:

•a higher level of claims due to COVID-19 deaths;
•decreased premium revenue due to disruption to our workforce or distribution channels resulting from required isolation, travel limitations and business restrictions;
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

June 30, 2022 | 10-Q 33

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Our insurance operations are the primary focus of the Company, as these operations generate most of our income.  See the discussion under Segment Operations below for detailed analysis.  The amount of insurance, number of policies, and average face amounts of ordinary life policies issued during the periods indicated are shown below.

Six Months Ended June 30,		2022		2021
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life Insurance	$140,351,224	1,849	$75,907	$108,680,985	1,803	$60,278
Home Service Insurance	128,118,014	14,134	9,065	99,978,080	13,868	7,209
Total	$268,469,238	15,983		$208,659,065	15,671

As we have previously disclosed, our strategic initiatives include the introduction of new products tailored to our specific markets. These new products helped drive the 28.7% increase in total insurance issued in the six months ended June 30, 2022, from $208.7 million in the first six months of 2021 to $268.5 million in 2022. The growth in insurance issued was a result of both a greater number of policies issued and higher average policy face amounts issued in both segments.

The growth in our Life Insurance segment is attributable to strong sales from our new international whole life product, which accounted for 45% of total insurance issued in this segment for the six months ended June 30, 2022. In our Home Service Insurance segment, the increase in average policy face amounts issued is attributable to sales campaigns that focused on increasing the face amount of insurance sold as well as the introduction of our new whole life product in this segment, which has a higher maximum face value than our legacy products.

CONSOLIDATED RESULTS OF OPERATIONS

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

REVENUES

Our revenues are generated primarily by insurance renewal premiums and investment income from invested assets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021

Revenues:
Premiums:
Life insurance	$40,761	41,438	78,507	79,080
Accident and health insurance	280	291	566	634
Property insurance	1,183	1,097	2,515	2,144
Net investment income	15,892	15,320	31,379	30,564
Investment related gains (losses), net	(5,016)	4,859	(5,598)	5,151
Other income	634	553	1,722	1,468
Total revenues	$53,734	63,558	109,091	119,041

June 30, 2022 | 10-Q 34

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Premium Income.  Total premium income decreased $0.6 million and $0.3 million, or 1.4% and 0.3%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.

•Three months ended June 30, 2022: Total premiums decreased primarily due to lower renewal premiums in both of our segments partially offset by an increase in first year premiums in our Life Insurance segment. Despite the increase in first year premiums in the Life Insurance segment, total first year premiums decreased by 5.4% year-over-year during the second quarter due to a decrease in the Home Service segment, which we believe is associated with a change in the mix of business sold as we introduce new products.

•Six months ended June 30, 2022: Total premiums decreased slightly as higher renewal premiums were more than offset by a decrease in first year premiums. We believe the increase in renewal premiums resulted primarily from strong sales in 2021 and continued retention and collection efforts. The first year premiums decrease occurred in both of our segments. In our Life Insurance segment, we believe the decline is attributed to lower average premiums related to strong sales from our new international whole life product while the Home Service segment decline we believe is associated with a change in the mix of business as we continue the introduction of new products.

Net Investment Income. A summary of our net investment income and annualized net investment income performance are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except for %)	2022	2021	2022	2021

Gross investment income:
Fixed maturity securities	$14,259	13,796	28,142	27,896
Equity securities	144	216	295	423
Policy loans	1,517	1,563	3,106	3,207
Long-term investments	576	180	1,099	253
Other investment income	31	5	52	20
Total investment income	16,527	15,760	32,694	31,799
Investment expenses	(635)	(440)	(1,315)	(1,235)
Net investment income	$15,892	15,320	31,379	30,564

Net investment income, annualized			62,758	61,128
Average invested assets, at amortized cost			1,476,336	1,447,241
Annualized yield on average invested assets			4.25%	4.22%

Income from our fixed maturity securities constitutes the vast majority of our net investment income, as they comprise 88.7% of our investment portfolio based on fair value. Our total investment income increased by 4.9% and 2.8% for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to a higher average portfolio yield on our fixed maturity securities in the current year period. The activity in the six months ended June 30, 2021 included income from a non-recurring "make-whole" call redemption. Long-term investment income increased as our private equity investment asset base grew and we received some early distribution income.

Investment Related Gains (Losses), Net.  We recorded investment related losses of $5.0 million and $5.6 million during the three and six months ended June 30, 2022 as compared to investment related gains of $4.9 million and $5.2 million during the same prior year periods. The gains and losses are primarily related to the fair value change

June 30, 2022 | 10-Q 35

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

of our limited partnership and equity securities investments, mostly in our Life Insurance segment, due to the inflationary environment and volatility in equity markets.

Other Income. Other income consists primarily of supplemental contracts issued to policyholders in our Life Insurance segment upon the surrender or maturity of their original policies. We believe this income has been increasing over the past few quarters due to our retention initiatives.

BENEFITS AND EXPENSES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$27,097	29,296	55,531	59,885
Increase in future policy benefit reserves	9,378	6,287	15,947	11,519
Policyholders' dividends	1,515	1,475	2,868	2,781
Total insurance benefits paid or provided	37,990	37,058	74,346	74,185
Commissions	8,924	8,801	16,597	16,958
Other general expenses	10,400	11,503	21,430	22,885
Capitalization of deferred policy acquisition costs	(6,184)	(5,787)	(10,965)	(10,772)
Amortization of deferred policy acquisition costs	5,970	6,074	11,787	12,257
Amortization of cost of insurance acquired	263	309	499	676
Total benefits and expenses	$57,363	57,958	113,694	116,189

Claims and surrenders benefits and other general expenses are our primary expenses, both of which decreased in the three and six months ended June 30, 2022 as compared to same periods in 2021.

Claims and Surrenders.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021

Claims and Surrenders:
Death claim benefits	$5,873	6,544	12,890	15,484
Surrender benefits	11,607	13,529	23,866	26,336
Endowment benefits	2,152	2,251	4,286	4,652
Matured endowment benefits	6,133	5,662	12,267	10,784
Property claims	163	315	305	636
A&H and other policy benefits	1,169	995	1,917	1,993
Total claims and surrenders	$27,097	29,296	55,531	59,885

Death claim benefits decreased 10.3% and 16.8% for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. Death claims in our Life Insurance segment decreased 17.8% and 44.7% during the three and six months ended June 30, 2022, respectively, and Home Service Insurance segment claims decreased 7.3% and 5.2% during the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The decrease in both segments during the three and six months ended June 30, 2022

June 30, 2022 | 10-Q 36

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

compared to the same periods last year was due primarily to a lower volume of reported death claims, including COVID-19 related deaths, and lower average death claim amounts.

Surrender benefits decreased 14.2% and 9.4% for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. Surrender benefits represented less than 0.5% of total direct ordinary whole life insurance in force of $4.7 billion as of June 30, 2022. We have focused our efforts on retaining policyholders and believe we have begun to see positive benefits from these efforts starting in the second half of 2021.

Matured endowment benefits increased 8.3% and 13.8% for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. We anticipated this increase based upon the dates when our endowment contracts were sold and the maturity dates set forth in the contracts.

Other General Expenses. General expenses decreased 9.6% and 6.4% in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. We had lower operating expenses primarily due to lower employee benefit costs in the three months ended June 30, 2022. In the six months ended June 30, 2022 we had lower consulting fees paid to our former CEO and lower professional fees incurred in connection with the change in control of the Company in 2021, partially offset by higher expenses associated with our home office and travel and convention expenses as we return to pre-pandemic business operations.

Explanation of other benefits and expenses

Increase in Future Policy Benefit Reserves.  Future policy benefit reserves reflect the liability established to provide for the payment of policy benefits that we expect to pay in the future and thus increase when we have a higher in force block of business due to higher sales and better persistency (i.e., more policies on which we expect to pay future benefits) and decrease when we have lower sales and persistency. The change in future policy benefit reserves increased 49.2% and 38.4% for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 due to better sales and persistency. In addition, the change in future policy reserves for the three and six months ended June 30, 2021 was lower due to an $0.8 million adjustment for the conversion of a small block of policies to our new actuarial valuation system for our Life Insurance segment during the second quarter of 2021.

Commissions. Commission expenses are a cost of acquiring business, as commissions are the primary compensation paid to our independent consultants and independent agents for selling our products. First year commission rates are higher than renewal commission rates and thus commissions fluctuate directly in relation to first year sales.

Capitalization and Amortization of Deferred Policy Acquisition Costs. Costs capitalized include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts and thus fluctuate primarily with first year sales.  Amortization is impacted by persistency, surrenders, and new sales production and thus it may fluctuate from period to period depending on these factors.

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

June 30, 2022 | 10-Q 37

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table shows income (loss) before federal income taxes by segment during the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Income (loss) before federal income tax expense:
Segments:
Life Insurance	$(2,363)	7,127	(1,333)	7,021
Home Service Insurance	106	538	(1,134)	(220)
Total segments	(2,257)	7,665	(2,467)	6,801
Other Non-Insurance enterprises	(1,372)	(2,065)	(2,136)	(3,949)
Total income (loss) before federal income tax expense	$(3,629)	5,600	(4,603)	2,852

LIFE INSURANCE

We had a net loss of $2.4 million and $1.3 million, respectively in the three and six months ended June 30, 2022 as compared to net income of $7.1 million and $7.0 million, respectively, in the prior year periods. As discussed above in "Financial Highlights" this change was due primarily to investment related losses in the current year periods. We recorded investment related losses of $4.0 million and $4.3 million during the three and six months ended June 30, 2022, respectively, as compared to investment related gains of $4.6 million and $4.5 million during the same prior year periods.

All other revenues (premiums, net investment income and other income) collectively increased in the three and six months ended June 30, 2022 as compared to the same prior year periods due primarily to higher net investment income. Total benefits and expenses in this segment benefited in each of the three and six months ended June 30, 2022 from lower claims and surrender benefits; however, increased overall in both periods compared to the prior year periods due to the increase in insurance issued and better persistency, which led to a higher increase in future policy benefit reserves and commissions.

June 30, 2022 | 10-Q 38

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Detailed results of operations for the Life Insurance segment for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Revenues:
Premiums	$29,834	30,138	56,765	57,201
Net investment income	12,347	11,879	24,318	23,477
Investment related gains (losses), net	(3,984)	4,644	(4,277)	4,536
Other income	633	553	1,721	1,466
Total revenues	38,830	47,214	78,527	86,680
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	21,568	23,531	43,026	46,801
Increase in future policy benefit reserves	7,576	4,054	12,706	7,712
Policyholders' dividends	1,509	1,466	2,859	2,762
Total insurance benefits paid or provided	30,653	29,051	58,591	57,275
Commissions	4,792	4,398	8,598	8,629
Other general expenses	5,358	5,147	11,049	10,373
Capitalization of deferred policy acquisition costs	(4,307)	(3,816)	(7,613)	(7,377)
Amortization of deferred policy acquisition costs	4,613	5,200	9,095	10,548
Amortization of cost of insurance acquired	84	107	140	211
Total benefits and expenses	41,193	40,087	79,860	79,659
Income (loss) before federal income tax expense	$(2,363)	7,127	(1,333)	7,021

Life Insurance segment premium breakout is detailed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Premiums:
First year	$2,766	2,724	4,753	5,203
Renewal	27,068	27,414	52,012	51,998
Total premiums	$29,834	30,138	56,765	57,201

Premiums.  Total premiums for three and six months ended June 30, 2022 decreased 1.0% and 0.8%, respectively, compared to the same periods in 2021. We derive most of our premium revenue in the Life Insurance segment from renewal premiums, which decreased 1.3% and increased slightly in the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021, which we believe was due to strong sales in 2021 and the success of our retention programs. First year premiums increased slightly for three months ended June 30, 2022 compared to the same period in 2021, which we believe is due to sales campaigns and our new international whole life product launched in March 2022. First year premiums decreased for the six months ended June 30, 2022 as compared to the same period in 2021. We believe that the decline is primarily related to a decline in production in

June 30, 2022 | 10-Q 39

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Taiwan due in part to COVID lock downs and continued decline in production in Venezuela due to one of our top distributors leaving our Company. As we discussed in Item 3 - Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2021, we believe these distributors are illegally competing with us and stealing our trade secrets and business.

International Life Insurance Premiums. The following table sets forth, for our top five producing countries, our direct premiums from our international life insurance business for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Country:
Colombia	$6,365	6,023	$11,896	11,267
Taiwan	4,163	4,743	8,678	9,227
Venezuela	4,204	4,496	7,955	8,864
Ecuador	3,319	3,346	6,094	6,267
Argentina	2,731	2,408	4,438	4,236
Other Non-U.S.	10,880	10,083	18,570	18,188
Total	$31,662	31,099	57,631	58,049

Domestic Life Insurance Premiums. Domestic premiums in our Life Insurance segment were $1.2 million and $2.2 million in the three and six months ended June 30, 2022, respectively, compared to $1.3 million and $2.5 million in the same prior year periods. Our domestic in force business results primarily from blocks of business of insurance companies we have acquired over the years and ceased selling ordinary life in 2017.  We currently offer credit life, credit disability and critical illness products domestically.

Net Investment Income.  Our net investment income increased by 3.9% and 3.6% for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 from higher average portfolio yield in the current year period. Fixed maturity securities income for the six months ended June 30, 2021 included a non-recurring "make-whole" call redemption. Long-term investment income increased as our limited partnership investments asset base grew and we received some early distribution income.

Investment Related Gains (Losses), Net.  The investment related losses for the three and six months ended June 30, 2022 were a result of the change in estimated fair market value for our limited partnerships, as previously discussed.

June 30, 2022 | 10-Q 40

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Claims and Surrenders. The following table shows the primary claims and surrender benefits paid within the Life Insurance segment for the three and six months ended June 30, 2022 compared to the same periods in 2021.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Claims and Surrenders:
Death claim benefits	$1,519	1,849	2,509	4,533
Surrender benefits	10,776	12,978	22,413	25,229
Endowment benefits	2,149	2,248	4,278	4,647
Matured endowment benefits	5,981	5,489	11,988	10,469
A&H and other policy benefits	1,143	967	1,838	1,923
Total claims and surrenders	$21,568	23,531	43,026	46,801

During the three and six months ended June 30, 2022 and 2021, the majority of our claims and surrender benefits in our Life Insurance segment were related to payment of surrender benefits and matured endowment benefits. Surrenders decreased 17.0% and 11.2% in the three and six months ended June 30, 2022, as compared to the prior year periods. We believe this improvement is due to the success of our retention programs aimed at curbing surrenders. Matured endowment benefits have generally been increasing but can fluctuate, which we expected due to the timing of maturities. Death claims benefits decreased for the three and six months ended June 30, 2022, as compared to the prior year periods. We believe that the COVID-19 pandemic contributed to high death claims in the 2021 period.

Increase in Future Policy Benefit Reserves. The change in future policy benefit reserves increased 86.9% and 64.8% for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 due to better sales and persistency. In addition, the change in future policy reserves for the three and six months ended June 30, 2021 was lower due to an $0.8 million adjustment for the conversion of a small block of policies to our new actuarial valuation system during the second quarter of 2021.

Other General Expenses. General expenses increased in the three and six months ended June 30, 2022 compared to the same periods in 2021 due primarily to expenses associated with our home office and travel related expenses including our convention. We did not have a convention in 2021 due to the COVID-19 pandemic.

HOME SERVICE INSURANCE

Income before federal income tax expense in our Home Service Insurance segment decreased by $0.4 million and $0.9 million in the three and six months ended June 30, 2022, respectively, as compared to the prior year periods, driven by investment related losses due to the changes in the fair value of our equity securities. The effect of the investment related losses on pre-tax net income was partially offset by lower death benefits, fewer hurricane property claims and lower operating expenses in the current year periods.

June 30, 2022 | 10-Q 41

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Detailed results of operations for the Home Service Insurance segment for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Revenues:
Premiums	$12,390	12,688	24,823	24,657
Net investment income	3,283	3,243	6,527	6,588
Investment related gains (losses), net	(925)	206	(1,167)	429
Other income	1	—	1	2
Total revenues	14,749	16,137	30,184	31,676
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,529	5,765	12,505	13,084
Increase in future policy benefit reserves	1,802	2,233	3,241	3,807
Policyholders' dividends	6	9	9	19
Total insurance benefits paid or provided	7,337	8,007	15,755	16,910
Commissions	4,132	4,403	7,999	8,329
Other general expenses	3,515	4,084	7,865	7,878
Capitalization of deferred policy acquisition costs	(1,877)	(1,971)	(3,352)	(3,395)
Amortization of deferred policy acquisition costs	1,357	874	2,692	1,709
Amortization of cost of insurance acquired	179	202	359	465
Total benefits and expenses	14,643	15,599	31,318	31,896
Income (loss) before federal income tax expense	$106	538	(1,134)	(220)

Premiums. Total premium revenue declined by 2.3% in the three months ended June 30, 2022 compared to the same period in 2021 which we believe is associated with the change in our business mix as we continue the strategic transformation of this business and introduce new products, which are lower cost to policyholders than some of our legacy products. Premium revenue increased by 0.7% in the six months ended June 30, 2022 compared to the same period in 2021. This increase is due to higher renewal premiums during the six months ended June 30, 2022 as a result of collection efforts by our independent agents as well as the impact from a pricing increase on our property casualty business products.

June 30, 2022 | 10-Q 42

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Claims and Surrenders.  Claims and surrender benefits, which are the largest portion of our expenses in the Home Service Insurance segment, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Claims and Surrenders:
Death claim benefits	$4,354	4,695	10,381	10,951
Surrender benefits	831	551	1,453	1,107
Endowment benefits	3	3	8	5
Matured endowment benefits	152	173	279	315
Property claims	163	315	305	636
A&H and other policy benefits	26	28	79	70
Total claims and surrenders	$5,529	5,765	12,505	13,084

The majority of claims and surrender benefits in our Home Service Insurance segment relate to death claim benefits. Death claim benefits decreased 7.3% and 5.2% in the three and six months ended June 30, 2022, respectively, compared to the same 2021 periods. The decrease in death claim benefits was due primarily to a slightly lower volume of reported claims, including less COVID-19 related deaths. Mortality experience is closely monitored by the Company as a key performance indicator and fluctuates from quarter-to-quarter based on reported claims. Property claims decreased due to a lower volume of reported claims and fewer hurricane property claims.

Other General Expenses. General expenses decreased in the three months ended June 30, 2022 compared to the same period in 2021, primarily due to lower employee health benefit costs.

OTHER NON-INSURANCE ENTERPRISES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Income (loss) before income tax expense	$(1,372)	(2,065)	(2,136)	(3,949)

This operating unit represents the administrative support entities to the insurance operations. Its revenues are primarily intercompany and have been eliminated in consolidation under U.S. GAAP, which typically results in a segment loss. Revenue in this operating unit consists primarily of net investment income and investment related gains or losses, while expenses consist of other general expenses related to corporate functions. In the three and six months ended June 30, 2022, the Other Non-Insurance Enterprises had a loss of $1.4 million and $2.1 million, respectively, compared to a loss of $2.1 million and $3.9 million for the same periods in 2021, as other general expenses decreased in the current year period due to payment of consulting fees to our former CEO and professional fees in connection with the change in control of the Company in 2021.

INVESTMENTS

Our investments are an integral part of our business success. Our cash and invested assets at June 30, 2022 were $1.4 billion, of which 87.4% was invested in fixed maturity securities, all of which are classified as available-for-sale. We closely monitor the duration of our fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy our insurance obligations.

June 30, 2022 | 10-Q 43

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table shows the carrying value of our investments by investment category and cash, cash equivalents and the percentage of each to total cash and invested assets.

Carrying Value	June 30, 2022		December 31, 2021
(In thousands, except for %)	Amount	%	Amount	%
Cash, Cash Equivalents and Invested Assets
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$13,856	1.0%	$15,070	0.9%
Corporate	734,762	51.9%	893,008	54.0%
States and political subdivisions (1)	343,389	24.2%	383,958	23.3%
Mortgage-backed (2)	110,014	7.8%	133,795	8.1%
Asset-backed	34,879	2.5%	44,676	2.7%
Foreign governments	104	—%	110	—%
Total fixed maturity securities	1,237,004	87.4%	1,470,617	89.0%
Cash and cash equivalents	22,407	1.5%	27,294	1.7%
Other investments:
Policy loans	78,586	5.5%	80,307	4.9%
Equity securities	12,711	0.9%	14,844	0.9%
Other long-term investments	66,002	4.7%	57,399	3.5%
Total cash, cash equivalents and invested assets	$1,416,710	100.0%	$1,650,461	100.0%
(1) Includes $146.8 million and $160.6 million of securities guaranteed by third parties at June 30, 2022 and December 31, 2021, respectively.
(2) Includes $109.8 million and $136.5 million of U.S. Government-sponsored enterprises at June 30, 2022 and December 31, 2021, respectively.

The carrying value of the Company’s fixed maturity securities investment portfolio at June 30, 2022 was $1.2 billion compared to $1.5 billion at December 31, 2021. As discussed above, this decline reflects the impact of interest rate sensitivity on the fair value of our fixed maturity securities. The distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2022 did not materially change from December 31, 2021 – the weighted average was “A” at both dates. Our portfolio mix did not materially change during the six months.

Cash and cash equivalents decreased as of June 30, 2022 from December 31, 2021 due primarily to the reinvestment of funds in higher interest rate securities.

Other long-term investments increased by $8.6 million as of June 30, 2022 from December 31, 2021 due to additional funding of our limited partnership investments.

Obligations of States and Political Subdivisions

The Company’s fixed maturity securities investment portfolio at June 30, 2022 and December 31, 2021 included $343.4 million and $384.0 million, respectively, of securities that are obligations of states and political subdivisions, including municipalities (collectively referred to as the municipal bond portfolio).

June 30, 2022 | 10-Q 44

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The Company's municipal bond portfolio includes third-party guarantees.  Detailed below is a presentation by the Nationally Recognized Statistical Rating Organization ("NRSRO") rating of these holdings by funding type as of June 30, 2022.

	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
State and political subdivision fixed maturity securities including third-party guarantees
AAA	$15,036	14,574	3,862	3,794	—	—	18,898	18,368	5.1%
AA	48,577	47,211	117,530	127,360	11,067	11,102	177,174	185,673	51.7%
A	15,847	16,082	94,993	101,882	4,599	4,408	115,439	122,372	34.1%
BBB	2,560	2,547	8,326	9,131	1,399	1,450	12,285	13,128	3.7%
BB and other	4,298	4,401	15,295	15,257	—	—	19,593	19,658	5.4%
Total	$86,318	84,815	240,006	257,424	17,065	16,960	343,389	359,199	100.0%

State and political subdivision fixed maturity securities excluding third-party guarantees
AA	$30,307	29,432	44,434	46,949	6,845	6,518	81,586	82,899	23.1%
A	28,543	28,496	124,179	134,577	7,159	7,138	159,881	170,211	47.4%
BBB	4,555	4,455	27,869	29,917	1,663	1,855	34,087	36,227	10.1%
BB and other	22,913	22,432	43,524	45,981	1,398	1,449	67,835	69,862	19.4%
Total	$86,318	84,815	240,006	257,424	17,065	16,960	343,389	359,199	100.0%

The table below shows the categories in which the Company held investments in special revenue bonds that were greater than 10% of fair value based upon the Company's total municipal bond portfolio at June 30, 2022.

(In thousands)	Fair Value	Amortized Cost	% of Total Fair Value

Education	$58,278	62,222	17.0%
Utilities	53,540	55,118	15.6%
Transportation	38,807	44,071	11.3%

The Company's municipal bond portfolio is spread across many states, however, municipal bonds from Texas and California comprise the most significant concentration of the total municipal bond portfolio as of June 30, 2022. The Company holds 20.5% and 12.6% of its municipal bond portfolio in Texas and California issuers, respectively, as of June 30, 2022. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal bond portfolio as of June 30, 2022.

June 30, 2022 | 10-Q 45

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The table below represents the Company's detailed exposure to municipal bond portfolio in Texas at June 30, 2022.

June 30, 2022	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas state and political subdivision fixed maturity securities including third-party guarantees
AAA	$14,510	14,067	3,145	3,069	—	—	17,655	17,136
AA	19,624	19,117	11,988	12,810	—	—	31,612	31,927
A	—	—	18,745	23,096	—	—	18,745	23,096
BBB	—	—	1,908	1,823	—	—	1,908	1,823
BB and other	—	—	510	503	—	—	510	503
Total	$34,134	33,184	36,296	41,301	—	—	70,430	74,485
Texas state and political subdivision fixed maturity securities excluding third-party guarantees
AA	$27,953	27,183	3,058	3,013	—	—	31,011	30,196
A	5,017	4,856	25,369	30,251	—	—	30,386	35,107
BBB	1,164	1,145	5,307	5,249	—	—	6,471	6,394
BB and other	—	—	2,562	2,788	—	—	2,562	2,788
Total	$34,134	33,184	36,296	41,301	—	—	70,430	74,485

The table below represents the Company's detailed exposure to municipal bond portfolio in California at June 30, 2022.

June 30, 2022	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
California state and political subdivision fixed maturity securities including third-party guarantees
AA	$1,543	1,574	26,605	30,812	2,559	2,730	30,707	35,116
A	1,353	1,650	6,651	8,102	—	—	8,004	9,752
BBB	—	—	866	865	—	—	866	865
BB and other	—	—	3,787	3,777	—	—	3,787	3,777
Total	$2,896	3,224	37,909	43,556	2,559	2,730	43,364	49,510
California state and political subdivision fixed maturity securities excluding third-party guarantees
AA	$—	—	2,434	3,062	—	—	2,434	3,062
A	2,896	3,224	13,658	16,459	2,559	2,730	19,113	22,413
BBB	—	—	3,923	4,043	—	—	3,923	4,043
BB and other	—	—	17,894	19,992	—	—	17,894	19,992
Total	$2,896	3,224	37,909	43,556	2,559	2,730	43,364	49,510

June 30, 2022 | 10-Q 46

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

The Company did not record any credit valuation allowances on fixed maturity securities in either of the three and six months ended June 30, 2022 or 2021.

Information on both unrealized and realized gains and losses by category is set forth in Part I, Item 1, Note 5. Investments of the notes to our consolidated financial statements herein.

LIQUIDITY AND CAPITAL RESOURCES

Below are our primary capital resources (based on carrying value of each) as of the periods indicated below.

(In thousands)	June 30, 2022	December 31, 2021
Fixed maturity securities	$1,237,004	1,470,617
Cash and cash equivalents	22,407	27,294

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations. We manage our insurance operations as described herein in order to ensure that we have stable and reliable sources of cash flows to meet our obligations.  We currently anticipate meeting our short-term and long-term cash needs with cash generated by our insurance operations and from our invested assets. At June 30, 2022, we had $22.4 million in cash and cash equivalents and $1.4 billion in invested assets. As described above, cash and cash equivalents decreased as of June 30, 2022 from December 31, 2021 due primarily to the reinvestment of funds in higher interest rate securities and the decline in the fair value of our fixed maturity securities is due to rising interest rates. As discussed in Part I, Item 1. Note 5. Investments in the notes to our consolidated financial statements herein, we expect the fair value to recover as the securities approach maturity. We have only recorded a $0.3 million unrealized loss on securities due in 1 year or less. From time-to-time we may raise capital by selling shares in our SIP (as defined below) and we may also access our Credit Facility if needed (also as described below).

PARENT COMPANY LIQUIDITY AND CAPITAL RESOURCES

Citizens is a holding company and has minimal operations of its own.  Our assets consist of the capital stock of our subsidiaries, cash and investments.  Our liquidity requirements are met primarily from two sources: cash generated from our operating subsidiaries and our invested assets. Our ability to obtain cash from our insurance subsidiaries depends primarily upon the availability of statutorily permissible payments, including payments Citizens receives from service agreements with our insurance subsidiaries and dividends from the subsidiaries. The ability to make payments to the holding company is limited by applicable laws and regulations of Bermuda and U.S. states of domicile which subject insurance operations to significant regulatory restrictions. These laws and regulations require, among other things, that our insurance subsidiaries maintain minimum solvency requirements, which limit the amount of dividends that can be paid to the holding company. The regulations also require approval of our service agreements with the applicable regulatory authority in order to prevent insurance subsidiaries from moving large amounts of cash to the unregulated holding company.

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

June 30, 2022 | 10-Q 47

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The Credit Facility provides additional liquidity to the Company for short-term and longer-term needs. As of June 30, 2022, we have not borrowed any money under the Credit Facility and have no immediate plans to do so.

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium revenues, investment income and investment maturities or sales. Primary cash needs relate to payments of policyholder benefits, investment purchases and operating expenses.  Historically, cash flow from our operations has been sufficient to meet our cash needs. We have not had to liquidate a material amount of investments to pay our expenses and we did not do so in the six months ended June 30, 2022. We believe that we have adequate capital resources to support the liquidity requirements of our insurance operations if the cash flow from our insurance operations is insufficient to meet our cash needs. See Contractual Obligations and Off-balance Sheet Arrangements in our Form 10-K and below for a discussion of known and estimated cash needs.

Cash from Operating Activities. Cash provided by or used in operating activities is an important liquidity metric because it reflects, during a given period, the amount of cash generated that is available to pay our operating expenses or make strategic acquisitions. In the six months ended June 30, 2022, our operations provided $22.3 million in net cash.

Cash from Investing Activities. We have traditionally also had significant cash flows from investing activities due to both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in new investments. Net cash used in investing activities totaled $27.9 million for the six months ended June 30, 2022. Due to the higher interest rate environment, we purchased $64.7 million in fixed maturity securities and we also used $14.7 million to purchase other long-term investments. Our investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

Cash from Financing Activities. Cash provided by financing activities was $0.7 million in the six months ended June 30, 2022, due primarily to the issuance of shares under the SIP.

Trends, Demands and Restrictions on our Uses of Cash

Because claims and surrender benefits are our largest expense, a primary liquidity concern is the risk of either (i) an extraordinary level of early policyholder surrenders, or (ii) higher than expected mortality. In order to mitigate the risk of early policyholder surrenders, we include provisions in our insurance policies, such as surrender charges, that help limit and discourage early withdrawals. As previously discussed, surrender benefits had been higher than usual the last several years as many of our policies have reached the age where surrender charges have expired and due to other reasons, like the loss of one of our biggest distributors in Venezuela. However, we have been aggressively managing policyholder retention efforts and in the six months ended June 30, 2022, surrender benefits slightly decreased.

Our whole life and endowment products provide the policyholder with alternatives once the policy matures - they can choose to take a lump sum payout or leave the money on deposit at interest with the Company. As of June 30, 2022, 39% of the Company's total insurance in force was in endowment products. Approximately 14% of the endowments in force will mature in the next five years. Policyholder election behavior is unknown, but if too many policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell securities at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the market rate we are earning on our investments. We currently anticipate that our available operating cash flow and capital resources will be adequate to meet our needs for funds, but we will monitor closely our policyholder behavior patterns.

June 30, 2022 | 10-Q 48

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Death claims, which were high in 2021 due in part to COVID, have decreased to pre-pandemic levels during the first six months of 2022. We continue to closely monitor claim volumes to evaluate whether there is a delay in reporting or filing for benefits as a result of the COVID-19 pandemic.

As discussed above, we are subject to regulatory capital requirements that could affect the Company’s ability to access capital from our insurance operations or cause the Company to have to put additional cash in our wholly-owned subsidiaries.

Our domestic companies are subject to minimum capital requirements set by the NAIC in the form of risk-based capital ("RBC").  RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves.  Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a parental guarantee between Citizens and CICA, Citizens' wholly-owned subsidiary domiciled in Colorado, to maintain a RBC level above 350%. At June 30, 2022, our domestic insurance subsidiaries were above the required minimum RBC levels.

CICA International is a Bermuda domiciled company. The BMA requires Bermuda insurers to maintain available statutory economic capital and surplus at a level equal to or in excess of the BMA's Enhanced Capital Requirement, which requires a certain Target Capital Level ("TCL"). As of June 30, 2022, CICA International was above the TCL threshold. At the request of the BMA, on April 15, 2021, Citizens and CICA International entered into a Keep Well Agreement. The Keep Well Agreement requires Citizens to contribute up to $10 million in capital to CICA International as necessary to ensure that CICA International has a minimum capital level of 120%. Since CICA International’s capital level currently exceeds 120%, Citizens is not currently required to make a capital contribution. Any capital injection that Citizens is required to make under the parental guarantee with CICA or under the Keep Well Agreement with CICA International could negatively impact the Company’s capital resources and liquidity.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2022, we have no additional contractual obligations or off-balance sheet arrangements other than those described in Part I. Item 1, Note 7. Commitments and Contingencies in the notes to our consolidated financial statements herein and in Part II, Item 7, Contractual Obligations and Off-Balance Sheet Arrangements in our Form 10-K.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

June 30, 2022 | 10-Q 49

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

MARKET RISK RELATED TO INTEREST RATES

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 87.4% of our investment portfolio based on carrying value as of June 30, 2022.  These investments are mainly exposed to changes in U.S. Treasury rates. Changes in interest rates typically have a sizable effect on the fair values of our fixed maturity securities.  The interest rate of the ten-year U.S. Treasury bond increased to 2.98% at June 30, 2022 from 1.52% at December 31, 2021.  Net unrealized losses on fixed maturity securities totaled $125.4 million at June 30, 2022, compared to gains of $126.9 million at December 31, 2021, based upon bond interest rates in relation to the U.S. ten-year Treasury yield.

To manage interest risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our AFS fixed maturity securities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our fixed maturity securities as of June 30, 2022 were within the expected range of this analysis.

There are no fixed maturity securities or other investments classified as trading instruments.  All of the Company's fixed maturity securities were classified as AFS at June 30, 2022.  At June 30, 2022 and December 31, 2021, we had no investments in derivative instruments or subprime loans.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2022.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and reported to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the six months ended June 30, 2022, there were no changes in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

June 30, 2022 | 10-Q 50

CITIZENS, INC.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Part I, Item 3, Legal Proceedings of our Form 10-K includes a discussion of our legal proceedings. There have been no material developments in the three months ended June 30, 2022 from the legal proceedings described in our Form 10-K except that due to continuing scheduling difficulties related to the COVID-19 pandemic, the trial in the Trade Secret Lawsuit has been delayed to October 2022.

Item 1A. RISK FACTORS

Part I, Item 1A, Risk Factors of our Form 10-K includes a discussion of our risk factors. There have been no material changes in the three and six months ended June 30, 2022 from the risk factors included in our Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2022, the Company issued 16,118 shares of its Class A common stock which were not registered under the Securities Act of 1933, as amended (the "Unregistered Shares"). The Unregistered Shares were all issued to policyholders residing in Venezuela and all of whom had purchased shares of the Company's Class A common stock through the Company’s Stock Investment Plan (“the Venezuelan Shareholders”). The Venezuelan Shareholders were victims of identity fraud that resulted in 23,051.2252 shares being fraudulently sold via the Company’s transfer agent, Computershare. The Company and Computershare investigated the fraud and obtained affidavits from each of the Venezuelan Shareholders wherein such persons swore that they did not authorize the sale of the shares nor did they receive any proceeds from such sales. Based upon the evidence collected by Computershare and the Company, the Company's board authorized an offering pursuant to which the Company will issue up to 23,051.2252 shares of its Class A common stock to the Venezuelan Shareholders, at a purchase price of $0.01 USD per share.

(a) Securities sold. The Company sold 12,811 shares on May 9, 2022 and 3,307 shares on June 7, 2022.

(b) Underwriters and other purchasers. There were no underwriters. All of the Unregistered Shares were sold to the Venezuelan Shareholders.

(c) Consideration. The aggregate offering price for the Unregistered Shares was USD $230.51.

(d) Exemption from registration claimed. The offering of the Unregistered Shares was conducted pursuant to Regulation S under the Securities Act of 1933, as amended.

(e) Terms of conversion or exercise. Not applicable.

(f) Use of proceeds. The Company intends to use the $230.51 for general corporate purposes.

Issuer Purchases of Equity Securities

In May 2022, the Board of Directors authorized an equity repurchase plan for $8 million. The timing of any share repurchases under the repurchase authorization is dependent upon several factors, including market price of the Company's securities, the Company’s cash on hand, cash flows from operations, general market conditions, the Company's blackout periods, and other considerations. This program has no set termination date and may be

June 30, 2022 | 10-Q 51

CITIZENS, INC.

suspended or discontinued by the Company’s Board of Directors at any time. The Company purchased the following shares of its Class A common stock during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
April 2022	—	$—	—
May 2022	301,708	3.3140	301,708
June 2022	90,375	3.3205	90,375
Total	392,083		392,083	$6,700,000

[1]    The stock repurchase program was publicly announced on May 10, 2022.
[2]    The Company was authorized to repurchase up to $8.0 million of its outstanding shares of Class A common stock.
[3]    The stock repurchase program does not have an expiration date.
[4]    No stock repurchase program has expired during the three months ended June 30, 2022.
[5]    There is no stock repurchase program that the Company has determined to terminate prior to expiration, or under which the Company does not intend to make further purchases.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

June 30, 2022 | 10-Q 52

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

June 30, 2022 | 10-Q 53

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Gerald W. Shields
Gerald W. Shields
Chief Executive Officer & President

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin
Vice President, Chief Financial Officer, Chief Investment Officer & Treasurer

Date:	August 4, 2022

June 30, 2022 | 10-Q 54