Form 10-Q
period 2022-09-30
CITIZENS, INC.
filed 2022-11-04
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 31, 2022, the Registrant had 50,005,646 shares of Class A common stock outstanding and 0 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

September 30, 2022 | 10-Q 1

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets

(In thousands)	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $1,374,777 and $1,343,755 in 2022 and 2021, respectively)	$1,161,048	1,470,617
Equity securities, at fair value	11,789	14,844
Policy loans	78,085	80,307
Other long-term investments (portion measured at fair value $62,454 and $56,038 in 2022 and 2021, respectively)	62,717	57,399
Short-term investments	1,241	—
Total investments	1,314,880	1,623,167
Cash and cash equivalents	21,007	27,294
Accrued investment income	16,615	16,197
Reinsurance recoverable	3,485	5,539
Deferred policy acquisition costs	140,727	140,380
Cost of insurance acquired	10,530	10,611
Current federal income tax receivable	—	762
Deferred tax asset	3,273	—
Property and equipment, net	13,310	14,074
Due premiums	10,551	10,748
Other assets (less allowance for losses of $344 and $111 in 2022 and 2021, respectively)	6,572	5,739
Total assets	$1,540,950	1,854,511

See accompanying Notes to Consolidated Financial Statements.

September 30, 2022 | 10-Q 2

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets, Continued

(In thousands, except share amounts)	September 30, 2022	December 31, 2021
Liabilities and Stockholders' Equity (Deficit)	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,299,924	1,278,987
Annuities	91,984	83,918
Accident and health	729	784
Dividend accumulations	40,483	37,760
Premiums paid in advance	38,437	40,690
Policy claims payable	7,979	14,590
Other policyholders' funds	37,935	30,690
Total policy liabilities	1,517,471	1,487,419
Commissions payable	1,772	2,285
Current federal income tax payable	469	—
Deferred federal income tax payable	—	15,456
Other liabilities	35,466	28,780
Total liabilities	1,555,178	1,533,940
Commitments and contingencies (Note 7)
Stockholders' Equity (Deficit):
Common stock:
Class A, no par value, 100,000,000 shares authorized, 53,756,692 and 53,170,413 shares issued and outstanding in 2022 and 2021, respectively, including shares in treasury of 3,751,396 in 2022 and 3,135,738 in 2021	267,988	265,561
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2022 and 2021, including shares in treasury of 1,001,714 in 2022 and 2021	3,184	3,184
Accumulated deficit	(55,577)	(45,565)
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed maturity securities, net of tax	(207,539)	117,492
Treasury stock, at cost	(22,284)	(20,101)
Total stockholders' equity (deficit)	(14,228)	320,571
Total liabilities and stockholders' equity (deficit)	$1,540,950	1,854,511

See accompanying Notes to Consolidated Financial Statements.

September 30, 2022 | 10-Q 3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Revenues:
Premiums:
Life insurance	$42,423	43,239	120,930	122,319
Accident and health insurance	299	311	865	945
Property insurance	1,153	(223)	3,668	1,921
Net investment income	16,604	15,454	47,983	46,018
Investment related gains (losses), net	(4,991)	2,126	(10,589)	7,277
Other income	688	677	2,410	2,145
Total revenues	56,176	61,584	165,267	180,625
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	30,729	31,816	86,260	91,701
Increase in future policy benefit reserves	7,090	10,888	23,037	22,407
Policyholders' dividends	1,389	1,650	4,257	4,431
Total insurance benefits paid or provided	39,208	44,354	113,554	118,539
Commissions	9,210	9,115	25,807	26,073
Other general expenses	11,559	10,542	32,989	33,427
Capitalization of deferred policy acquisition costs	(6,372)	(6,026)	(17,337)	(16,798)
Amortization of deferred policy acquisition costs	7,082	6,043	18,869	18,300
Amortization of cost of insurance acquired	276	283	775	959
Total benefits and expenses	60,963	64,311	174,657	180,500
Income (loss) before federal income tax	(4,787)	(2,727)	(9,390)	125
Federal income tax expense (benefit)	344	72	622	1,475
Net income (loss)	(5,131)	(2,799)	(10,012)	(1,350)
Per Share Amounts:
Basic and diluted earnings (losses) per share of Class A common stock	(0.10)	(0.06)	(0.20)	(0.03)
Basic and diluted earnings (losses) per share of Class B common stock	—	—	—	(0.01)
Other Comprehensive Income (Loss):
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) arising during period	(89,713)	(1,564)	(343,989)	(25,706)
Reclassification adjustment for losses (gains) included in net income (loss)	43	(102)	78	(91)
Unrealized gains (losses) on fixed maturity securities, net	(89,670)	(1,666)	(343,911)	(25,797)
Income tax expense (benefit) on unrealized gains (losses) on fixed maturity securities	(5,079)	(271)	(18,880)	(32)
Other comprehensive income (loss)	(84,591)	(1,395)	(325,031)	(25,765)
Total comprehensive income (loss)	$(89,722)	(4,194)	(335,043)	(27,115)
See accompanying Notes to Consolidated Financial Statements.

September 30, 2022 | 10-Q 4

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stock- holders' equity (deficit)
(In thousands)	Class A	Class B

Balance at December 31, 2021	$265,561	3,184	(45,565)	117,492	(20,101)	320,571
Comprehensive income (loss):
Net income (loss)	—	—	(1,333)	—	—	(1,333)
Unrealized investment gains (losses), net	—	—	—	(124,217)	—	(124,217)
Total comprehensive income (loss)	—	—	(1,333)	(124,217)	—	(125,550)
Common stock issuance	1,788	—	—	—	—	1,788
Stock-based compensation	93	—	—	—	—	93
Balance at March 31, 2022	267,442	3,184	(46,898)	(6,725)	(20,101)	196,902
Comprehensive income (loss):
Net income (loss)	—	—	(3,548)	—	—	(3,548)
Unrealized investment gains (losses), net	—	—	—	(116,223)	—	(116,223)
Total comprehensive income (loss)	—	—	(3,548)	(116,223)	—	(119,771)
Common stock issuance	455	—	—	—	—	455
Acquisition of treasury stock	—	—	—	—	(1,300)	(1,300)
Stock-based compensation	(47)	—	—	—	—	(47)
Balance at June 30, 2022	267,850	3,184	(50,446)	(122,948)	(21,401)	76,239
Comprehensive income (loss):
Net income (loss)	—	—	(5,131)	—	—	(5,131)
Unrealized investment gains (losses), net	—	—	—	(84,591)	—	(84,591)
Total comprehensive income (loss)	—	—	(5,131)	(84,591)	—	(89,722)
Acquisition of treasury stock	—	—	—	—	(883)	(883)
Stock-based compensation	138	—	—	—	—	138
Balance at September 30, 2022	$267,988	3,184	(55,577)	(207,539)	(22,284)	(14,228)

See accompanying Notes to Consolidated Financial Statements.

September 30, 2022 | 10-Q 5

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit), cont.
(Unaudited)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stock- holders' equity (deficit)
(In thousands)	Class A	Class B

Balance at December 31, 2020	$262,869	3,184	(82,352)	128,255	(11,011)	300,945
Comprehensive income (loss):
Net income (loss)	—	—	(3,573)	—	—	(3,573)
Unrealized investment gains (losses), net	—	—	—	(56,518)	—	(56,518)
Total comprehensive income (loss)	—	—	(3,573)	(56,518)	—	(60,091)
Stock-based compensation	(14)	—	—	—	—	(14)
Balance at March 31, 2021	262,855	3,184	(85,925)	71,737	(11,011)	240,840
Comprehensive income (loss):
Net income (loss)	—	—	5,022	—	—	5,022
Unrealized investment gains (losses), net	—	—	—	32,148	—	32,148
Total comprehensive income (loss)	—	—	5,022	32,148	—	37,170
Acquisition of treasury stock	—	—	—	—	(9,090)	(9,090)
Stock-based compensation	205	—	—	—	—	205
Balance at June 30, 2021	263,060	3,184	(80,903)	103,885	(20,101)	269,125
Comprehensive income (loss):
Net income (loss)	—	—	(2,799)	—	—	(2,799)
Unrealized investment gains (losses), net	—	—	—	(1,395)	—	(1,395)
Total comprehensive income (loss)	—	—	(2,799)	(1,395)	—	(4,194)
Stock-based compensation	100	—	—	—	—	100
Balance at September 30, 2021	$263,160	3,184	(83,702)	102,490	(20,101)	265,031

See accompanying Notes to Consolidated Financial Statements.

September 30, 2022 | 10-Q 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended September 30, (In thousands)	2022	2021
Cash flows from operating activities:
Net income (loss)	$(10,012)	(1,350)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Investment related (gains) losses on sale of investments and other assets	10,589	(7,277)
Net deferred policy acquisition costs	1,532	1,502
Amortization of cost of insurance acquired	775	959
Depreciation	413	954
Amortization of premiums and discounts on investments	3,456	4,065
Stock-based compensation	300	406
Deferred federal income tax expense (benefit)	150	(370)
Change in:
Accrued investment income	(418)	512
Reinsurance recoverable	2,054	(7,971)
Due premiums	197	1,940
Future policy benefit reserves	22,920	22,292
Other policyholders' liabilities	1,104	20,668
Federal income tax payable	1,231	1,855
Commissions payable and other liabilities	6,367	(14,342)
Other, net	(895)	(73)
Net cash provided by (used in) operating activities	39,763	23,770
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(102,348)	(62,809)
Sales of fixed maturity securities, available-for-sale	30,348	8,238
Maturities and calls of fixed maturity securities, available-for-sale	37,890	40,395
Principal payments on mortgage loans	1,097	7
Funding of mortgage loans	—	(1,000)
(Increase) decrease in policy loans, net	2,222	3,216
Sales of other long-term investments	4,130	20,893
Purchases of other long-term investments	(18,150)	(27,514)
Sales of property and equipment	—	14
Purchases of property and equipment	(76)	(847)
Purchases of short-term investments	(1,250)	—
Net cash provided by (used in) investing activities	(46,137)	(19,407)

See accompanying Notes to Consolidated Financial Statements.

September 30, 2022 | 10-Q 7

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(Unaudited)

Nine Months Ended September 30, (In thousands)	2022	2021
Cash flows from financing activities:
Annuity deposits	$6,777	6,901
Annuity withdrawals	(6,634)	(5,855)
Acquisition of treasury stock	(2,183)	(9,090)
Issuance of common stock	2,244	—
Other	(117)	(363)
Net cash provided by (used in) financing activities	87	(8,407)
Net increase (decrease) in cash and cash equivalents	(6,287)	(4,044)
Cash and cash equivalents at beginning of year	27,294	34,131
Cash and cash equivalents at end of period	$21,007	30,087

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2022 and 2021, various fixed maturity issuers exchanged securities with book values of $6.1 million and $10.9 million, respectively, for securities of equal value.

The Company had no net unsettled security trades during the nine months ended September 30, 2022 and $9.4 million during the nine months ended September 30, 2021.

The Company recognized right-of-use assets of $0.4 million in exchange for new operating lease liabilities during the nine months ended September 30, 2022 and none during the nine months ended September 30, 2021.

See accompanying Notes to Consolidated Financial Statements.

September 30, 2022 | 10-Q 8

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) FINANCIAL STATEMENTS

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens" or the "Company"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA"), CICA Life Ltd. ("CICA International"), CICA Life A.I., Citizens National Life Insurance Company ("CNLIC"), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Magnolia Guaranty Life Insurance Company ("MGLIC") and Computing Technology, Inc. ("CTI"). All significant inter-company accounts and transactions have been eliminated. Citizens and its wholly-owned subsidiaries are collectively referred to as the "Company", "it", "we", "us" or "our".

The consolidated balance sheet as of September 30, 2022, the consolidated statements of operations and comprehensive income (loss) and stockholders' equity (deficit) for the three and nine months ended September 30, 2022 and September 30, 2021 and the consolidated statements of cash flows for the nine months ended September 30, 2022 and September 30, 2021 have been prepared by the Company without audit and are not subject to audit. In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2022 and for comparative periods have been made. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 ("Form 10-K").  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Our Life Insurance segment operates through CICA International, CICA and CNLIC. Our international life insurance business, which operates through CICA International, issues U.S. dollar-denominated endowment contracts internationally, which are principally accumulation contracts that incorporate an element of life insurance protection and ordinary whole life insurance in U.S. dollar-denominated amounts sold to non-U.S. residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations. Our domestic life insurance business operates through CICA and CNLIC. CICA issues credit life and disability policies and CNLIC issues ordinary whole life and critical illness policies mainly in Texas and Florida. Both companies service whole life and accident and health policies primarily in the Southern U.S., Midwest and Mountain West.

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

September 30, 2022 | 10-Q 9

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

For calendar-year public companies, the changes will be effective on January 1, 2023, however, early adoption is permitted. We will adopt this ASU effective January 1, 2023 with a transition date of January 1, 2021 using a modified retrospective approach. We continue to make progress in our implementation process that includes, but is not limited to, making significant accounting policy decisions, employing appropriate internal controls, building and updating actuarial models and systems, revising reporting processes and developing informative qualitative and quantitative disclosures. In 2022, we began the process of calculating our transition adjustments and preparing for the restatement of applicable periods. We are currently refining our calculation of the impact of adopting this ASU on our consolidated financial condition and results of operations and will be able to finalize our calculation of the effects once we complete our implementation efforts.

September 30, 2022 | 10-Q 10

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of the January 1, 2021 transition date, we estimate the adoption of the new guidance will increase previously reported accumulated deficit by approximately $1.5 million to $2.5 million, net of tax, primarily from capping net premium ratios for certain policyholder benefit cohorts at 100% as of the transition date, and decrease accumulated other comprehensive income (loss) (“AOCI”) by approximately $0.3 billion to $0.4 billion, net of tax, primarily from remeasuring in-force contract liabilities using upper-medium grade fixed income instrument yields as of the transition date. As of June 30, 2022, these estimates have declined, ranging from a decrease in AOCI of approximately $50.0 million to an increase in AOCI of $50.0 million primarily due to the increase in interest rates since the transition date. All amounts assume a tax rate of 21%. In addition to the impacts to the balance sheets, we also expect an impact to the pattern of earnings emergence following the transition date. While we have substantially completed the necessary updates to its valuation models and other systems to implement the standard, our implementation of the new guidance is ongoing. The actual impact of adoption, including the actual tax rate, will be updated as the model validation, system testing and parallel runs continue through the remainder of 2022; therefore, our estimates are subject to change.

On June 30, 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820: Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies that contractual restrictions on equity security sales are not considered part of the security unit of account and, therefore, are not considered in measuring fair value. In addition, the amendments clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. Disclosures on such restrictions are also required. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and are required to be applied prospectively, with any adjustments from the adoption recognized in earnings and disclosed. Early adoption is available. Adoption of this standard will have no impact on our consolidated financial statements.

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

September 30, 2022 | 10-Q 11

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

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended September 30, 2022
(In thousands)

Revenues:
Premiums	$31,696	12,179	—	43,875
Net investment income	12,806	3,527	271	16,604
Investment related gains (losses), net	(4,367)	(462)	(162)	(4,991)
Other income	682	—	6	688
Total revenues	40,817	15,244	115	56,176
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	24,742	5,987	—	30,729
Increase in future policy benefit reserves	6,040	1,050	—	7,090
Policyholders' dividends	1,382	7	—	1,389
Total insurance benefits paid or provided	32,164	7,044	—	39,208
Commissions	5,103	4,107	—	9,210
Other general expenses	6,016	4,228	1,315	11,559
Capitalization of deferred policy acquisition costs	(4,592)	(1,780)	—	(6,372)
Amortization of deferred policy acquisition costs	4,991	2,091	—	7,082
Amortization of cost of insurance acquired	66	210	—	276
Total benefits and expenses	43,748	15,900	1,315	60,963
Income (loss) before federal income tax expense	$(2,931)	(656)	(1,200)	(4,787)

September 30, 2022 | 10-Q 12

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Nine Months Ended September 30, 2022
(In thousands)

Revenues:
Premiums	$88,461	37,002	—	125,463
Net investment income	37,124	10,054	805	47,983
Investment related gains (losses), net	(8,644)	(1,629)	(316)	(10,589)
Other income	2,403	1	6	2,410
Total revenues	119,344	45,428	495	165,267
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	67,768	18,492	—	86,260
Increase in future policy benefit reserves	18,746	4,291	—	23,037
Policyholders' dividends	4,241	16	—	4,257
Total insurance benefits paid or provided	90,755	22,799	—	113,554
Commissions	13,701	12,106	—	25,807
Other general expenses	17,065	12,093	3,831	32,989
Capitalization of deferred policy acquisition costs	(12,205)	(5,132)	—	(17,337)
Amortization of deferred policy acquisition costs	14,086	4,783	—	18,869
Amortization of cost of insurance acquired	206	569	—	775
Total benefits and expenses	123,608	47,218	3,831	174,657
Income (loss) before federal income tax expense	$(4,264)	(1,790)	(3,336)	(9,390)

September 30, 2022 | 10-Q 13

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended September 30, 2021
(In thousands)

Revenues:
Premiums	$32,198	11,129	—	43,327
Net investment income	11,991	3,238	225	15,454
Investment related gains (losses), net	1,205	(36)	957	2,126
Other income	676	1	—	677
Total revenues	46,070	14,332	1,182	61,584
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	22,565	9,251	—	31,816
Increase in future policy benefit reserves	9,369	1,519	—	10,888
Policyholders' dividends	1,638	12	—	1,650
Total insurance benefits paid or provided	33,572	10,782	—	44,354
Commissions	4,854	4,261	—	9,115
Other general expenses	4,900	4,146	1,496	10,542
Capitalization of deferred policy acquisition costs	(4,201)	(1,825)	—	(6,026)
Amortization of deferred policy acquisition costs	5,191	852	—	6,043
Amortization of cost of insurance acquired	68	215	—	283
Total benefits and expenses	44,384	18,431	1,496	64,311
Income (loss) before federal income tax expense	$1,686	(4,099)	(314)	(2,727)

September 30, 2022 | 10-Q 14

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Nine Months Ended September 30, 2021
(In thousands)

Revenues:
Premiums	$89,399	35,786	—	125,185
Net investment income	35,468	9,826	724	46,018
Investment related gains (losses), net	5,741	393	1,143	7,277
Other income	2,142	3	—	2,145
Total revenues	132,750	46,008	1,867	180,625
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	69,366	22,335	—	91,701
Increase in future policy benefit reserves	17,081	5,326	—	22,407
Policyholders' dividends	4,400	31	—	4,431
Total insurance benefits paid or provided	90,847	27,692	—	118,539
Commissions	13,483	12,590	—	26,073
Other general expenses	15,273	12,024	6,130	33,427
Capitalization of deferred policy acquisition costs	(11,578)	(5,220)	—	(16,798)
Amortization of deferred policy acquisition costs	15,739	2,561	—	18,300
Amortization of cost of insurance acquired	279	680	—	959
Total benefits and expenses	124,043	50,327	6,130	180,500
Income (loss) before federal income tax expense	$8,707	(4,319)	(4,263)	125

September 30, 2022 | 10-Q 15

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) STOCKHOLDERS' EQUITY (DEFICIT) AND RESTRICTIONS

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

A summary of the change in gross number of shares of Class A and Class B common stock issued and treasury stock is as follows:

	Nine Months Ended September 30,
	2022			2021
(In thousands)	Common Stock		Treasury	Common Stock		Treasury
	Class A	Class B	Stock	Class A	Class B	Stock
Balance at beginning of year	53,170	1,002	4,138	52,654	1,002	3,136
Stock issued under stock investment plan	475	—	—	112	—	—
Stock issued for compensation	90	—	—	—	—	—
Acquisition of Class A shares	—	—	615	—	—	—
Acquisition of Class B shares	—	—	—	—	—	1,002
Other share issuance	22	—	—	—	—	—
Balance at end of period	53,757	1,002	4,753	52,766	1,002	4,138

September 30, 2022 | 10-Q 16

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings (loss) per share.

Three Months Ended September 30,	2022	2021
(In thousands, except per share amounts)

Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$(5,131)	(2,799)
Net income (loss) allocated to Class A common stock	$(5,131)	(2,799)
Net income (loss) allocated to Class B common stock	—	—
Net income (loss)	$(5,131)	(2,799)

Denominator:
Weighted average shares of Class A outstanding - basic	50,075	49,630
Weighted average shares of Class A outstanding - diluted	50,799	50,263
Weighted average shares of Class B outstanding - basic and diluted	—	—
Basic and diluted earnings (loss) per share of Class A common stock	$(0.10)	(0.06)
Basic and diluted earnings (loss) per share of Class B common stock	—	—

Nine Months Ended September 30,	2022	2021
(In thousands, except per share amounts)
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$(10,012)	(1,350)
Net income (loss) allocated to Class A common stock	$(10,012)	(1,345)
Net income (loss) allocated to Class B common stock	—	(5)
Net income (loss)	$(10,012)	(1,350)

Denominator:
Weighted average shares of Class A outstanding - basic	50,203	49,594
Weighted average shares of Class A outstanding - diluted	50,927	50,226
Weighted average shares of Class B outstanding - basic and diluted	—	401
Basic and diluted earnings (loss) per share of Class A common stock	$(0.20)	(0.03)
Basic and diluted earnings (loss) per share of Class B common stock	—	(0.01)

CAPITAL AND SURPLUS

Each of our regulated insurance subsidiaries is required to meet stipulated regulatory capital requirements. These include capital requirements imposed by the U.S. National Association of Insurance Commissioners ("NAIC") and the Bermuda Monetary Authority ("BMA"). All domestic insurance subsidiaries exceeded the minimum capital requirements at September 30, 2022. Due to the rapidly rising interest rates that caused the increase in unrealized losses reported in Other Comprehensive Income (Loss), CICA International fell below the required long-term business minimum solvency margin at September 30, 2022. As the Bermuda Insurance Act of 1978 permits, we have requested a modification under Section 6C to allow CICA International to use total statutory economic capital

September 30, 2022 | 10-Q 17

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and surplus for purposes of calculating the minimum solvency margin in place of unconsolidated capital and surplus. The BMA is currently evaluating our request and has not taken any action with respect to this matter.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation or excess risk, the BMA has established a threshold capital level (termed the Target Capital Level ("TCL")), which is set at 120% of a company’s enhanced capital requirement. The TCL serves as an early warning tool for the BMA. As of September 30, 2022, CICA International was above the TCL threshold. At the request of the BMA, on April 15, 2021, Citizens and CICA International entered into a Keep Well Agreement. The Keep Well Agreement requires Citizens to contribute up to $10 million in capital to CICA International as necessary to ensure that CICA International has a minimum capital level of 120% (equal to the TCL). Since CICA International’s capital level currently exceeds 120%, Citizens is not currently required to make a capital contribution.

(5) INVESTMENTS

The Company invests primarily in fixed maturity securities, which totaled 86.9% of total cash and invested assets at September 30, 2022, as shown below.

Carrying Value (In thousands, except for %)	September 30, 2022		December 31, 2021
	Amount	%	Amount	%

Cash and invested assets:
Fixed maturity securities	$1,161,048	86.9%	1,470,617	89.0%
Equity securities	11,789	0.9%	14,844	0.9%
Policy loans	78,085	5.8%	80,307	4.9%
Other long-term investments	62,717	4.7%	57,399	3.5%
Short-term investments	1,241	0.1%	—	—%
Cash and cash equivalents	21,007	1.6%	27,294	1.7%
Total cash and invested assets	$1,335,887	100.0%	1,650,461	100.0%

September 30, 2022 | 10-Q 18

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities as of the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,448	190	10	9,628
U.S. Government-sponsored enterprises	3,441	272	—	3,713
States and political subdivisions	349,835	1,686	36,222	315,299
Corporate:
Financial	237,294	189	46,131	191,352
Consumer	249,551	562	50,401	199,712
Utilities	114,259	5	25,643	88,621
Energy	76,175	—	13,377	62,798
All other	184,197	669	32,737	152,129
Commercial mortgage-backed	50	—	—	50
Residential mortgage-backed	110,610	8	9,807	100,811
Asset-backed	39,817	—	2,984	36,833
Foreign governments	100	2	—	102
Total fixed maturity securities	$1,374,777	3,583	217,312	1,161,048

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,515	1,097	1	10,611
U.S. Government-sponsored enterprises	3,463	996	—	4,459
States and political subdivisions	356,594	28,056	692	383,958
Corporate:
Financial	213,652	22,477	172	235,957
Consumer	219,223	23,658	900	241,981
Utilities	105,738	7,358	801	112,295
Energy	76,989	7,334	68	84,255
All other	196,403	22,497	380	218,520
Residential mortgage-backed	117,755	16,046	6	133,795
Asset-backed	44,322	368	14	44,676
Foreign governments	101	9	—	110
Total fixed maturity securities	$1,343,755	129,896	3,034	1,470,617

September 30, 2022 | 10-Q 19

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Most of the Company's equity securities are diversified stock and bond mutual funds.

Fair Value (In thousands)	September 30, 2022	December 31, 2021

Equity securities:
Stock mutual funds	$2,865	3,571
Bond mutual funds	4,136	5,060
Common stock	769	990
Non-redeemable preferred stock	10	161
Non-redeemable preferred stock fund	4,009	5,062
Total equity securities	$11,789	14,844

VALUATION OF INVESTMENTS

Available-for-sale ("AFS") fixed maturity securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income (loss). The Company recognized net investment related losses of $0.9 million and $2.9 million on equity securities held for the three and nine months ended September 30, 2022 and losses of $0.4 million and gains of $0.2 million for the same periods ended September 30, 2021, respectively.

The Company considers several factors in its review and evaluation of individual investments, using the process described in Part IV, Item 15, Note 2. Investments in the notes to the consolidated financial statements of our Form 10-K to determine whether a credit valuation loss exists. For the three and nine months ended September 30, 2022 and 2021, the Company recorded no credit valuation losses on fixed maturity securities.

September 30, 2022 | 10-Q 20

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the fair values and gross unrealized losses of fixed maturity securities that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2022 and December 31, 2021.

September 30, 2022	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
U.S. Treasury securities	$—	—	—	64	10	2	64	10	2
U.S. Government-sponsored enterprises	224	—	1	—	—	—	224	—	1
States and political subdivisions	202,975	35,836	255	627	386	2	203,602	36,222	257
Corporate:
Financial	185,874	45,602	253	778	529	1	186,652	46,131	254
Consumer	178,490	46,447	240	6,355	3,954	10	184,845	50,401	250
Utilities	84,016	22,774	162	4,557	2,869	6	88,573	25,643	168
Energy	62,798	13,377	83	—	—	—	62,798	13,377	83
All Other	142,448	31,285	183	2,799	1,452	2	145,247	32,737	185
Commercial mortgage-backed	49	—	1	—	—	—	49	—	1
Residential mortgage-backed	100,546	9,807	100	—	—	—	100,546	9,807	100
Asset-backed	34,177	2,732	41	2,655	252	6	36,832	2,984	47
Total fixed maturity securities	$991,597	207,860	1,319	17,835	9,452	29	1,009,432	217,312	1,348

December 31, 2021	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
U.S. Treasury securities	$72	1	2	—	—	—	72	1	2
States and political subdivisions	21,715	692	15	—	—	—	21,715	692	15
Corporate:
Financial	8,059	86	15	1,227	86	1	9,286	172	16
Consumer	29,494	777	28	2,419	123	1	31,913	900	29
Utilities	19,072	401	14	4,523	400	4	23,595	801	18
Energy	7,381	68	8	—	—	—	7,381	68	8
All Other	14,312	380	16	—	—	—	14,312	380	16
Residential mortgage-backed	1,084	6	6	—	—	—	1,084	6	6
Asset-backed	9,078	12	11	663	2	1	9,741	14	12
Total fixed maturity securities	$110,267	2,423	115	8,832	611	7	119,099	3,034	122

September 30, 2022 | 10-Q 21

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In each category of our fixed maturity securities described above, we do not intend to sell our investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. These unrealized losses on fixed maturity securities are due to noncredit-related factors, including widening credit spreads and rising interest rates since purchase, which have little bearing on the recoverability of our investments, hence they are not recognized as credit losses. The fair value is expected to recover as the securities approach maturity or if market yields for such investments decline. As of September 30, 2022 and December 31, 2021, 98.6% and 98.0%, respectively, of the fair value of our fixed maturity securities portfolio was rated investment grade. While the losses are currently unrealized, we continue to monitor all fixed maturity securities on an ongoing basis as future information may become available which could result in an allowance being recorded.

The amortized cost and fair value of fixed maturity securities at September 30, 2022 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

September 30, 2022	Amortized Cost	Fair Value
(In thousands)
Fixed maturity securities:
Due in one year or less	$22,156	22,244
Due after one year through five years	118,051	115,766
Due after five years through ten years	228,829	214,219
Due after ten years	1,005,741	808,819
Total fixed maturity securities	$1,374,777	1,161,048

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Fixed maturity securities, available-for-sale:
Proceeds	$1,520	984	30,348	8,238
Gross realized gains	$19	89	120	189
Gross realized losses	$1	—	103	1

The Company sold 2 and 19 AFS fixed maturity securities during the three and nine months ended September 30, 2022 and 10 and 28 during the three and nine months ended September 30, 2021, respectively.

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

September 30, 2022 | 10-Q 22

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

September 30, 2022 | 10-Q 23

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets that are measured at fair value on a recurring basis as of the dates indicated.

September 30, 2022	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial Assets
Fixed maturity securities available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$9,628	3,713	—	13,341
States and political subdivisions	—	315,299	—	315,299
Corporate	47	694,565	—	694,612
Commercial mortgage-backed	—	50	—	50
Residential mortgage-backed	—	100,811	—	100,811
Asset-backed	—	36,833	—	36,833
Foreign governments	—	102	—	102
Total fixed maturity securities available-for-sale	9,675	1,151,373	—	1,161,048

Equity securities:
Stock mutual funds	2,865	—	—	2,865
Bond mutual funds	4,136	—	—	4,136
Common stock	769	—	—	769
Non-redeemable preferred stock	10	—	—	10
Non-redeemable preferred stock fund	4,009	—	—	4,009
Total equity securities	11,789	—	—	11,789
Other long-term investments (1)	—	—	—	62,454
Total financial assets	$21,464	1,151,373	—	1,235,291
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

September 30, 2022 | 10-Q 24

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
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At September 30, 2022, fixed maturity securities, valued using a third-party pricing source, totaled $1.2 billion for Level 2 assets and comprised 93.2% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at September 30, 2022.  As of September 30, 2022, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Limited partnerships. The Company considers the net asset value ("NAV") to represent the value of the investment fund and is measured by the total value of assets minus the total value of liabilities. The following tables include information related to our investments in limited partnerships that calculate NAV per share. For these investments, which are measured at fair value on a recurring basis, we use the NAV per share to measure fair value. Changes in the NAV of our limited partnerships are recorded through net income (loss). The Company recognized net investment related losses of $4.2 million and $9.4 million on limited partnerships held for the three and nine months ended September 30, 2022 and net realized gains of $1.3 million and $5.8 million for the three and nine months

September 30, 2022 | 10-Q 25

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
ended September 30, 2021, respectively. These investments are included in other long-term investments on the consolidated balance sheets.

		September 30, 2022			December 31, 2021
		Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (in years)	Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (in years)
(In thousands, except years)
Limited partnerships
Middle market	Investments in privately-originated, performing senior secured debt primarily in North America-based companies	$31,427	8,233	5	$21,947	18,712	10
Global equity fund	Investments in common stocks of U.S., international developed and emerging markets with a focus on long-term capital growth	8,095	—	0	10,607	—	0
Late-stage growth	Investments in private late-stage, established companies seeking capital to accelerate growth prior to an IPO or sale	17,639	20,000	5 to 7	20,468	4,459	6
Infrastructure	Investments in climate infrastructure assets, focusing on renewable power generation in wind and solar energy	5,293	14,462	11	3,016	16,653	12
Total limited partnerships		$62,454	42,695		$56,038	39,824

The majority of our limited partnership investments are not redeemable because distributions from the funds will be received when the underlying investments of the partnerships are liquidated. The life spans indicated above may be shortened or extended at the fund manager's discretion, typically in one or two-year increments. The global equity fund is redeemable monthly.

We initially estimate the fair value of investments in limited partnerships by reference to the transaction price. Subsequently, we obtain the fair value of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are audited annually. We carried no limited partnership investments at cost at September 30, 2022 and December 31, 2021.

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. There were no transfers in or out of Level 3 during the nine months ended September 30, 2022 or 2021.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE

Estimates of fair values are made at a specific point in time, based on relevant market prices and information about the financial instruments.  The fair values of financial instruments presented below are not necessarily indicative of the amounts the Company might realize in actual market transactions.

September 30, 2022 | 10-Q 26

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	September 30, 2022		December 31, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Policy loans	$78,085	78,085	80,307	80,307
Commercial mortgage loan	—	—	1,000	1,000
Residential mortgage loans	50	52	148	169
Cash and cash equivalents	21,007	21,007	27,294	27,294
Financial Liabilities:
Annuity - investment contracts	66,592	57,548	64,384	72,352

Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at September 30, 2022 and December 31, 2021 and no specified maturity dates. Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable. Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

Commercial mortgage loan. We financed $1.0 million of the sale of our training facility at a 6.0% interest rate during the third quarter of 2021. The loan was paid in full during the third quarter of 2022. Due to the short-term nature of the loan, the carrying value approximated fair value and was considered a Level 3 asset in the fair value hierarchy.

Residential mortgage loans. Mortgage loans are secured principally by residential properties. Weighted average interest rates for these loans were approximately 7.0% at September 30, 2022 and 6.4% at December 31, 2021. At September 30, 2022, the remaining loan matures in six years.  Management estimated the fair value using an annual interest rate of 6.25% at September 30, 2022. Our mortgage loans are considered Level 3 assets in the fair value hierarchy and are included in other long-term investments on the consolidated balance sheet.

Cash and cash equivalents. The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 liabilities, was estimated at September 30, 2022 and December 31, 2021 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 3.91% to 4.53% and 0.50% to 2.63%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

September 30, 2022 | 10-Q 27

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other long-term investments. Financial instruments included in other long-term investments are classified in various levels of the fair value hierarchy. The following table summarizes the carrying amounts of these investments.

Carrying Value (In thousands)	September 30, 2022	December 31, 2021
Other long-term investments:
Limited partnerships	$62,454	56,038
FHLB common stock	192	192
Mortgage loans	50	1,148
All other investments	21	21
Total other long-term investments	$62,717	57,399

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

CONTRACTUAL OBLIGATIONS

As of September 30, 2022, CICA International is committed to fund investments up to $42.7 million related to limited partnerships previously described and other investments.

CREDIT FACILITY

On May 5, 2021, the Company entered into a $20 million senior secured revolving credit facility (the “Credit Facility”) with Regions Bank ("Regions"). The Credit Facility has a three-year term, maturing on May 5, 2024, and allows the Company to borrow up to $20 million for working capital purposes, capital expenditures and other corporate purposes.

Revolving loans may be requested by the Company in aggregate minimum principal amounts of $0.5 million per loan. At the Company's election, the revolving loans may either bear a base rate, which is 1.75% plus a base rate (a fluctuating rate per annum) equal to the greatest of (a) Regions' prime rate, (b) the federal funds rate plus 0.50%, (c) the one-month LIBOR rate plus 1%, and (d) 0.75%; or an adjusted LIBOR rate, which is 2.75% plus an adjusted LIBOR rate but cannot be less than 0.75%. The Company is required to pay Regions an annual commitment fee of 0.375% of the unused portion of the Credit Facility in quarterly installments, which the Company expenses as it is incurred.

Obligations under the Credit Facility are secured by substantially all of the assets of the Company other than the equity interests in all of the regulated insurance subsidiaries, real estate owned by the Company, and other limited exceptions. The Credit Facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to restrictions on indebtedness, liens, investments, asset dispositions and restricted payments. As of September 30, 2022, the Company had not borrowed any funds against the Credit Facility and was not in violation of any covenants.

September 30, 2022 | 10-Q 28

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8) INCOME TAXES

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was (7.2)% and (6.6)% for the three and nine months ended September 30, 2022, compared to (2.6)% and 1180.0% for the same periods in 2021, respectively. CICA International is considered a controlled foreign corporation for federal tax purposes. As a result, the insurance activity of CICA International is subject to Subpart F of the Internal Revenue Code and is included in Citizens’ taxable income. Due to the 0% enacted tax rate in Bermuda, there are no deferred taxes recorded for CICA International's temporary differences. The effective tax rate varies from the prevailing corporate federal income tax rate of 21.0% mainly due to the impact of Subpart F and uncertain tax positions.

At September 30, 2022, we determined it was more likely than not that a portion of our capital deferred tax assets would not be realized in their entirety. The Company recorded a valuation allowance of $4.4 million through Other Comprehensive Income (Loss).

(9) OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% as of the three and nine months ended September 30, 2022 and 2021, as indicated below.

Three Months Ended September 30,	2022			2021
(In thousands)	Amount	Tax Effect	Total	Amount	Tax Effect	Total
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$(88,382)	4,808	(83,574)	(9,561)	781	(8,780)
Reclassification adjustment for (gains) losses included in net income	43	(8)	35	(102)	22	(80)
Effects on deferred policy acquisition costs	725	(153)	572	7,975	(528)	7,447
Effects on cost of insurance acquired	251	(53)	198	7	(1)	6
Effects on unearned revenue reserves	(2,307)	485	(1,822)	15	(3)	12
Other comprehensive income (loss)	$(89,670)	5,079	(84,591)	(1,666)	271	(1,395)

Nine Months Ended September 30,	2022			2021
(In thousands)	Amount	Tax Effect	Total	Amount	Tax Effect	Total
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$(340,678)	18,200	(322,478)	(35,749)	2,736	(33,013)
Reclassification adjustment for (gains) losses included in net income	78	(15)	63	(91)	19	(72)
Effects on deferred policy acquisition costs	1,879	(395)	1,484	11,681	(3,068)	8,613
Effects on cost of insurance acquired	694	(146)	548	284	(59)	225
Effects on unearned revenue reserves	(5,884)	1,236	(4,648)	(1,922)	404	(1,518)
Other comprehensive income (loss)	$(343,911)	18,880	(325,031)	(25,797)	32	(25,765)

September 30, 2022 | 10-Q 29

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. There were no changes related to these relationships during the nine months ended September 30, 2022.  See our Form 10-K for a comprehensive discussion of related party transactions.

(11) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued and determined that no significant subsequent events need to be recognized or disclosed.

September 30, 2022 | 10-Q 30

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

Objective of our Management's Discussion and Analysis

We refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “MD&A”. The objective of our MD&A is to provide investors with information in order to assess the material changes in our financial condition from December 31, 2021 to September 30, 2022 and the material changes in our results of operations for the three and nine months ended September 30, 2022 as compared to the same periods in 2021. We

September 30, 2022 | 10-Q 31

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

also discuss in the MD&A any trends that we believe may materially affect our future operations or financial condition.

The Factors that Drive our Operating Results

We see the following as the primary factors that drive our operating results:

•Sales (i.e., premium revenues)
•Investments
•Death claims and surrenders
•Operating expenses

Premium revenues and investment income are our two primary sources of income and thus key to our profitability.

Premium revenues consist of both new sales (first year premiums) and "resells" (i.e., retaining the policy), which lead to renewal premiums.

We experienced slight increases, 1.3% and 0.2%, respectively, in premium revenue in the three and nine months ended September 30, 2022 compared to the prior year periods. Premium revenues increased in both periods primarily due to higher property insurance premiums. Higher property insurance premiums were the result of the lack of hurricanes in Louisiana in the 2022 periods, as property insurance premiums in 2021 were negatively impacted due to reinstatement premiums we paid for catastrophic reinsurance as a result of Hurricane Ida.

Our net investment income increased during both the three and nine months ended September 30, 2022 compared to the same prior year periods due primarily to a growing diversified invested asset base and reinvestment into a higher interest rate environment.

September 30, 2022 | 10-Q 32

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Payment of policyholder benefits for death claims and surrenders and operating expenses are our largest expenses and thus also key to our profitability.

In both the three and nine months ending in September 2022, our death claims decreased compared to the same prior year periods. Death claims in the 2021 periods in both of our segments were negatively impacted by COVID-19 related deaths, which have decreased in the 2022 periods. While surrenders decreased in the first nine months of 2022, they slightly increased during the three month period due to higher surrenders in our Home Service Insurance segment. We believe the decrease in surrenders in the nine month period was in large part due to our retention initiatives; however, we believe the impact of inflation and curtailment of COVID-19 relief government aid in 2022 is negatively impacting retention in our Home Service Insurance segment.

Our general operating expenses for the three months ended September 30, 2022 increased compared to the prior year period due primarily to our international sales convention in 2022, which was cancelled in the prior year period due to COVID, as well as severance costs. General operating expenses in the nine months ended September 30, 2022 decreased compared to the prior year period, as we did not incur fees in the current year related to the change in control of the Company nor consulting fees paid to our former CEO as we did in 2021. These savings were partially offset by higher home office and convention expenses in the current year.

September 30, 2022 | 10-Q 33

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

FINANCIAL HIGHLIGHTS

Due to the impact inflation has had on market volatility and rising interest rates during the first nine months of 2022, we had net losses of $5.1 million and $10.0 million, respectively, in the three and nine months ended September 30, 2022, compared to net losses of $2.8 million and $1.4 million, respectively, in the prior year periods. As an insurance company, we hold significant invested assets in order to pay future policy liabilities. Changes in the fair value of our limited partnership investments drove investment related losses of $5.0 million and $10.6 million, respectively, in the current year periods, compared to investment related gains of $2.1 million and $7.3 million in the prior year periods, respectively. We did not sell these investments during 2022, but as discussed in Part I, Item 1, Note 5. Investments, changes in fair values of our equity securities are reflected as investment related gains or losses, in addition to executed transactions that result in a gain or loss. Due to these investment related losses driving our net loss, loss per share of Class A common stock was $0.20 for the nine months ended September 30, 2022.

All other revenues (premiums, net investment income and other income) collectively increased by $1.7 million and $2.5 million, respectively, in the three and nine months ended September 30, 2022 as compared to the same prior year periods. Our total benefits and expenses decreased by $3.3 million and $5.8 million, respectively, in the current year periods as compared to the same prior year periods.

Consolidated Revenue Highlights

Insurance premiums and investment income are our primary sources of revenue and increased 2.9% in the three months ended September 30, 2022 compared to the same period in 2021.

•Insurance premiums increased by $0.5 million due primarily to higher first year premiums in our Life Insurance segment and higher property insurance premiums due to the negative impact of Hurricane Ida in 2021 described above, partially offset by a decrease in renewal premiums in both of our segments.
•Net investment income increased by $1.2 million, or 7.4%, from a higher average portfolio yield in the current year period as well as a growing invested asset base.

Insurance premiums and investment income collectively increased 1.3% in the nine months ended September 30, 2022 as compared to the same period in 2021.

•Insurance premiums increased by $0.3 million, or 0.2% as due to the increased property insurance premiums, partially offset by a decrease in first year premiums in both of our segments.
•Net investment income increased by $2.0 million, or 4.3% for the same reasons discussed above.

September 30, 2022 | 10-Q 34

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Consolidated Benefits and Expenses Highlights

The primary use of our funds is the payment of insurance benefits for claims and surrenders as well as our general operating expenses. In the three months ended September 30, 2022 compared to the same period in 2021, total benefits and expenses decreased by $3.3 million due primarily to:

•a $5.2 million decrease in insurance benefits paid or provided due to:
◦$3.8 million lower future policy benefit reserves, which were a result of higher matured endowments in the quarter, partially offset by increases to the future policy benefit reserves due to improved first year sales and better persistency; and
◦$1.1 million decrease in claims and surrenders benefits. This decrease was primarily related to lower death claims in both of our segments as 2021 included a higher number of reported death claims, including COVID-19 related deaths, partially offset by an increase in matured endowment benefits;
•both of the above partially offset by a $1.0 million increase in other general expenses.

In the nine months ended September 30, 2022 compared to the same period in 2021, total benefits and expenses decreased by $5.8 million due primarily to:

•a $5.4 million decrease in claims and surrender benefits due primarily to a decrease in COVID-19 related death benefits paid in 2022 and a decrease in surrender benefits as we have focused efforts on retaining policyholders; and
•a $0.4 million decrease in other general expenses.

Financial Condition at September 30, 2022

•Total assets of $1.5 billion.
•Total investments of $1.3 billion; fixed maturity securities comprised 88.3% of total investments.
•$4.7 billion of direct insurance in force.
•No debt.

IMPACT OF INFLATION AND RISING INTEREST RATES

The impact of inflation, which has led to market volatility and rising interest rates, has had a material impact on our results of operations and financial condition in the three and nine months ended September 30, 2022. In addition to the market volatility that affected the fair value of our equity securities, leading to the investment related losses, higher interest rates typically reduce the market values of fixed income assets, as the interest payments from existing fixed income assets become less competitive relative to newer higher rate fixed income instruments. Because the vast majority of our total investments are invested in fixed maturity securities, we reported a pre-tax net unrealized loss of $213.7 million on our available-for-sale securities at September 30, 2022. This compares to net unrealized gains of $126.9 million at December 31, 2021, with the year-over-year decrease primarily driven by higher interest rates. These unrealized losses led to stockholders' deficit of $(14.2) million at September 30, 2022.

In addition, we could experience higher surrenders and lapses and fewer sales in the coming months as our policyholders conserve cash due to concerns over inflation and rising costs, particularly in our Home Service Insurance segment, whose customer base is primarily middle- and lower-income individuals.

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

September 30, 2022 | 10-Q 35

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

2022 or beyond. While we don't believe that the COVID-19 pandemic materially impacted our results of operations for the three and nine months ended September 30, 2022, some of the most significant factors related to COVID-19 that could cause our future results to differ significantly from our prior results or expectations include:

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

Our insurance operations are the primary focus of the Company, as these operations generate most of our income.  See the discussion under Segment Operations below for detailed analysis.  The amount of insurance, number of policies, and average face amounts for ordinary life policies issued during the periods indicated are shown below.

Nine Months Ended September 30,		2022		2021
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Ordinary Life Policies:
Life Insurance	$253,040,853	3,022	$83,733	$172,645,808	2,873	$60,093
Home Service Insurance	205,218,816	21,045	9,751	142,678,954	18,533	7,699
Total	$458,259,669	24,067		$315,324,762	21,406

As we have previously disclosed, our strategic initiatives include the introduction of new products tailored to our specific markets. These new products helped drive the 45.3% increase in total insurance issued in the nine months ended September 30, 2022, from $315.3 million in the first nine months of 2021 to $458.3 million in 2022. The growth in insurance issued was a result of both a greater number of policies issued and higher average policy face amounts issued in both segments.

The growth in our Life Insurance segment is attributable to strong sales from our new international whole life product, which accounted for 31% of total insurance issued in this segment for the nine months ended September 30, 2022. In our Home Service Insurance segment, the increase in average policy face amounts issued is attributable to sales campaigns that focused on increasing the face amount of insurance sold as well as the introduction of our new whole life product in this segment, which has a higher maximum face value than our legacy products.

September 30, 2022 | 10-Q 36

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

CONSOLIDATED RESULTS OF OPERATIONS

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

REVENUES

Our revenues are generated primarily by insurance renewal premiums and investment income from invested assets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021

Revenues:
Premiums:
Life insurance	$42,423	43,239	120,930	122,319
Accident and health insurance	299	311	865	945
Property insurance	1,153	(223)	3,668	1,921
Net investment income	16,604	15,454	47,983	46,018
Investment related gains (losses), net	(4,991)	2,126	(10,589)	7,277
Other income	688	677	2,410	2,145
Total revenues	$56,176	61,584	165,267	180,625

Premium Income.  Total premium income increased $0.5 million and $0.3 million, or 1.3% and 0.2%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.

•Three months ended September 30, 2022: Total premiums increased due to higher property insurance premiums, which were the result of the lack of hurricanes in Louisiana in 2022, as property insurance premiums in 2021 were negatively impacted due to reinstatement premiums we paid for catastrophic reinsurance as a result of Hurricane Ida. Life insurance premiums decreased 1.9%, as higher first year premiums in our Life Insurance segment were offset by lower renewal premiums in both segments.

•Nine months ended September 30, 2022: Total premiums increased slightly due to the higher property insurance premiums as described above. Life insurance premiums declined 1.1%. We believe the decline in our first year premiums is attributed to lower average premiums associated with a change in the mix of business as we continue the introduction of new products. We believe the decline in Life Insurance segment renewal premium is due to the impact of increasing matured endowment benefits.

September 30, 2022 | 10-Q 37

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Net Investment Income. A summary of our net investment income and annualized net investment income performance are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except for %)	2022	2021	2022	2021

Gross investment income:
Fixed maturity securities	$14,994	13,786	43,136	41,682
Equity securities	158	213	453	636
Policy loans	1,535	1,604	4,641	4,811
Long-term investments	505	389	1,604	642
Other investment income	87	15	139	35
Total investment income	17,279	16,007	49,973	47,806
Investment expenses	(675)	(553)	(1,990)	(1,788)
Net investment income	$16,604	15,454	47,983	46,018

Net investment income, annualized			63,977	61,357
Average invested assets, at amortized cost			1,482,651	1,448,615
Annualized yield on average invested assets			4.30%	4.24%

Income from our fixed maturity securities constitutes the vast majority of our net investment income, as they comprise 88.3% of our investment portfolio based on fair value. Our total investment income increased by 7.9% and 4.5% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to a higher average portfolio yield on our fixed maturity securities in the current year period. Long-term investment income increased as our private equity investment asset base grew. Our yield increased 6 basis points to 4.30% in the first nine months of 2022 compared to the prior year period due to the rising interest rate environment.

Investment Related Gains (Losses), Net.  We recorded investment related losses of $5.0 million and $10.6 million during the three and nine months ended September 30, 2022, respectively, as compared to investment related gains of $2.1 million and $7.3 million during the same prior year periods. The gains and losses are primarily related to the fair value change of our limited partnership and equity securities investments, mostly in our Life Insurance segment, due to the inflationary environment and volatility in equity markets. The Company also sold its former training facility located near Austin, Texas during the third quarter 2021, which resulted in a gain on the sale of $1.0 million.

Other Income. Other income consists primarily of supplemental contracts issued to policyholders in our Life Insurance segment upon the surrender or maturity of their original policies. We believe this income has been increasing over the past few quarters due to our retention initiatives.

September 30, 2022 | 10-Q 38

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

BENEFITS AND EXPENSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$30,729	31,816	86,260	91,701
Increase in future policy benefit reserves	7,090	10,888	23,037	22,407
Policyholders' dividends	1,389	1,650	4,257	4,431
Total insurance benefits paid or provided	39,208	44,354	113,554	118,539
Commissions	9,210	9,115	25,807	26,073
Other general expenses	11,559	10,542	32,989	33,427
Capitalization of deferred policy acquisition costs	(6,372)	(6,026)	(17,337)	(16,798)
Amortization of deferred policy acquisition costs	7,082	6,043	18,869	18,300
Amortization of cost of insurance acquired	276	283	775	959
Total benefits and expenses	$60,963	64,311	174,657	180,500

Claims and surrenders benefits and other general expenses are our primary expenses. Total benefits and expenses decreased in the three and nine months ended September 30, 2022 as compared to same periods in 2021.

Claims and Surrenders.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021

Claims and Surrenders:
Death claim benefits	$6,089	9,723	18,979	25,207
Surrender benefits	12,597	12,435	36,463	38,771
Endowment benefits	2,131	2,360	6,417	7,012
Matured endowment benefits	8,470	4,276	20,737	15,060
Property claims	326	1,765	631	2,401
A&H and other policy benefits	1,116	1,257	3,033	3,250
Total claims and surrenders	$30,729	31,816	86,260	91,701

Death claim benefits decreased 37.4% and 24.7% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. These decreases in both segments were due primarily to a lower volume of reported death claims, including COVID-19 related deaths.

Surrender benefits decreased 6.0% for the nine months ended September 30, 2022, compared to the same period in 2021. Surrender benefits represented less than 0.8% of total direct ordinary whole life insurance in force of $4.7 billion as of September 30, 2022. We have focused our efforts on retaining policyholders and believe we have begun to see positive benefits from these efforts starting in the second half of 2021; however, we believe the impact of inflation and curtailment of COVID-19 relief government aid in 2022 is negatively impacting retention in our Home Service Insurance segment.

September 30, 2022 | 10-Q 39

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Matured endowment benefits increased 98.1% and 37.7% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. We anticipated this increase based upon the contractual maturity dates.

Explanation of other benefits and expenses

Other General Expenses. General expenses increased 9.6% and decreased 1.3% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. General expenses for three months ended September 30, 2022 increased primarily due to expenses related to our sales convention, which we did not hold in 2021 due to COVID, as well as severance costs. General operating expenses in the nine months ended September 30, 2022 decreased as compared to the prior year period, as in 2021 we paid consulting fees to our former CEO and incurred professional fees in connection with the change in control of the Company. These savings in 2022 were partially offset by higher home office and travel and convention expenses in the current year.

Increase in Future Policy Benefit Reserves.  Future policy benefit reserves reflect the liability established to provide for the payment of policy benefits that we expect to pay in the future and thus generally increase when we have a larger in force block of business due to higher sales and better persistency (i.e., more policies on which we expect to pay future benefits) and decrease when we have lower sales and persistency. Compared to the 2021 periods, the change in future policy benefit reserves decreased 34.9% in the three months ended September 30, 2022 due to the expected impact of matured endowments despite the increase in insurance issued, and increased 2.8% for the nine months ended September 30, 2022, due to significantly higher sales.

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

September 30, 2022 | 10-Q 40

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table shows income (loss) before federal income taxes by segment during the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Income (loss) before federal income tax expense:
Segments:
Life Insurance	$(2,931)	1,686	(4,264)	8,707
Home Service Insurance	(656)	(4,099)	(1,790)	(4,319)
Total segments	(3,587)	(2,413)	(6,054)	4,388
Other Non-Insurance enterprises	(1,200)	(314)	(3,336)	(4,263)
Total income (loss) before federal income tax expense	$(4,787)	(2,727)	(9,390)	125

LIFE INSURANCE

We had a net loss of $2.9 million and $4.3 million, respectively in the three and nine months ended September 30, 2022 as compared to net income of $1.7 million and $8.7 million, respectively, in the prior year periods. As discussed above in "Financial Highlights" this change was due primarily to investment related losses in the current year periods. We recorded investment related losses of $4.4 million and $8.6 million during the three and nine months ended September 30, 2022, respectively, as compared to investment related gains of $1.2 million and $5.7 million during the same prior year periods.

All other revenues (premiums, net investment income and other income) collectively increased in the three and nine months ended September 30, 2022 as compared to the same prior year periods due primarily to higher net investment income. Total benefits and expenses in this segment slightly decreased in each of the three and nine months ended September 30, 2022.

September 30, 2022 | 10-Q 41

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Detailed results of operations for the Life Insurance segment for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Revenues:
Premiums	$31,696	32,198	88,461	89,399
Net investment income	12,806	11,991	37,124	35,468
Investment related gains (losses), net	(4,367)	1,205	(8,644)	5,741
Other income	682	676	2,403	2,142
Total revenues	40,817	46,070	119,344	132,750
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	24,742	22,565	67,768	69,366
Increase in future policy benefit reserves	6,040	9,369	18,746	17,081
Policyholders' dividends	1,382	1,638	4,241	4,400
Total insurance benefits paid or provided	32,164	33,572	90,755	90,847
Commissions	5,103	4,854	13,701	13,483
Other general expenses	6,016	4,900	17,065	15,273
Capitalization of deferred policy acquisition costs	(4,592)	(4,201)	(12,205)	(11,578)
Amortization of deferred policy acquisition costs	4,991	5,191	14,086	15,739
Amortization of cost of insurance acquired	66	68	206	279
Total benefits and expenses	43,748	44,384	123,608	124,043
Income (loss) before federal income tax expense	$(2,931)	1,686	(4,264)	8,707

Life Insurance segment premium breakout is detailed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Premiums:
First year	$3,135	2,998	7,888	8,201
Renewal	28,561	29,200	80,573	81,198
Total premiums	$31,696	32,198	88,461	89,399

Premiums.  Total premiums for three and nine months ended September 30, 2022 decreased 1.6% and 1.0%, respectively, compared to the same periods in 2021. We derive most of our premium revenue in the Life Insurance segment from renewal premiums, which decreased 2.2% and 0.8% in the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. First year premiums increased slightly for three months ended September 30, 2022 compared to the same period in 2021, which we believe is due to sales campaigns and our new international whole life product, which launched in March 2022. First year premiums decreased for the nine months ended September 30, 2022 as compared to the same period in 2021. We believe that the decline is primarily related to a decline in production in Taiwan due in part to COVID-19 lock downs and

September 30, 2022 | 10-Q 42

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

continued decline in production in Venezuela due to one of our top distributors leaving our Company. As we discussed in Item 3 - Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2021, we believe these distributors are illegally competing with us and stealing our trade secrets and business.

International Life Insurance Premiums. The following table sets forth, for our top five producing countries, our direct premiums from our international life insurance business for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Country:
Colombia	$5,869	6,368	$17,765	17,635
Taiwan	3,862	3,905	12,540	13,132
Venezuela	4,388	4,729	12,343	13,593
Ecuador	3,286	3,420	9,380	9,687
Argentina	2,250	2,785	6,688	7,021
Other Non-U.S.	10,141	10,259	28,711	28,447
Total	$29,796	31,466	87,427	89,515

Domestic Life Insurance Premiums. Domestic premiums in our Life Insurance segment were $1.2 million and $3.4 million in the three and nine months ended September 30, 2022, respectively, compared to $1.2 million and $3.7 million in the same prior year periods. Our domestic in force business results primarily from blocks of business of insurance companies we have acquired over the years as we ceased selling ordinary life in 2017.  We currently offer credit life, credit disability and critical illness products domestically.

Net Investment Income.  Our net investment income increased by 6.8% and 4.7% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 from higher average portfolio yield in the current year period. Long-term investment income increased as our limited partnership investments asset base grew.

Investment Related Gains (Losses), Net.  The investment related losses for the three and nine months ended September 30, 2022 were a result of the change in estimated fair market value for our limited partnerships, as previously discussed.

September 30, 2022 | 10-Q 43

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Claims and Surrenders. The following table shows the primary claims and surrender benefits paid within the Life Insurance segment for the three and nine months ended September 30, 2022 compared to the same periods in 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Claims and Surrenders:
Death claim benefits	$1,370	3,005	3,879	7,538
Surrender benefits	11,817	11,870	34,230	37,099
Endowment benefits	2,128	2,359	6,406	7,006
Matured endowment benefits	8,335	4,138	20,323	14,607
A&H and other policy benefits	1,092	1,193	2,930	3,116
Total claims and surrenders	$24,742	22,565	67,768	69,366

During the three and nine months ended September 30, 2022 and 2021, the majority of our claims and surrender benefits in our Life Insurance segment were related to payment of surrender benefits and matured endowment benefits. Surrenders decreased 0.4% and 7.7% in the three and nine months ended September 30, 2022, respectively, as compared to the same prior year periods. We believe this improvement is due to the success of our retention programs aimed at curbing surrenders. Matured endowment benefits have generally been increasing but can fluctuate, which we expected due to the contractual timing of maturities. Death claims benefits decreased for the three and nine months ended September 30, 2022, as compared to the prior year periods. We believe that the COVID-19 pandemic contributed to high death claims in the 2021 period.

Increase in Future Policy Benefit Reserves. The change in future policy benefit reserves decreased 35.5% as a result of reserves released from higher matured endowment benefits offsetting increases in insurance issued and better persistency for the three months ended September 30, 2022, compared to the same period in 2021. The change in future policy benefit reserves increased 9.7% for the nine months ended September 30, 2022 compared to the same period in 2021 due to increases in insurance issued and improved persistency more than offset the release of reserves associated with higher matured endowment benefits. In addition, the change in future policy reserves for the nine months ended September 30, 2021 was lower due to an $0.8 million adjustment for the conversion of a small block of policies to our new actuarial valuation system during the second quarter of 2021.

Other General Expenses. General expenses increased in the three and nine months ended September 30, 2022 compared to the same periods in 2021 due primarily to expenses associated with our home office and expenses related to our convention and severance costs. We did not have a convention in 2021 due to the COVID-19 pandemic.

HOME SERVICE INSURANCE

We had a net loss before federal income tax expense in our Home Service Insurance segment which decreased by $3.4 million and $2.5 million in the three and nine months ended September 30, 2022, respectively, as compared to the prior year periods, driven by decreases in death claim benefits and fewer hurricane property claims, partially offset by investment related losses due to the changes in the fair value of our equity securities.

September 30, 2022 | 10-Q 44

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Detailed results of operations for the Home Service Insurance segment for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Revenues:
Premiums	$12,179	11,129	37,002	35,786
Net investment income	3,527	3,238	10,054	9,826
Investment related gains (losses), net	(462)	(36)	(1,629)	393
Other income	—	1	1	3
Total revenues	15,244	14,332	45,428	46,008
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,987	9,251	18,492	22,335
Increase in future policy benefit reserves	1,050	1,519	4,291	5,326
Policyholders' dividends	7	12	16	31
Total insurance benefits paid or provided	7,044	10,782	22,799	27,692
Commissions	4,107	4,261	12,106	12,590
Other general expenses	4,228	4,146	12,093	12,024
Capitalization of deferred policy acquisition costs	(1,780)	(1,825)	(5,132)	(5,220)
Amortization of deferred policy acquisition costs	2,091	852	4,783	2,561
Amortization of cost of insurance acquired	210	215	569	680
Total benefits and expenses	15,900	18,431	47,218	50,327
Loss before federal income tax expense	$(656)	(4,099)	(1,790)	(4,319)

Premiums. Total premium revenue increased by 9.4% in the three months ended September 30, 2022 compared to the same period in 2021 due to the negative impact Hurricane Ida had on property premiums in 2021. We believe that our premium revenue is impacted by changes in our business mix as we continue the strategic transformation of this business and introduce new products, which are lower cost to policyholders than some of our legacy products. Premium revenue increased by 3.4% in the nine months ended September 30, 2022 compared to the same period in 2021. This increase is due to higher renewal premiums during the nine months ended September 30, 2022 as a result of collection efforts by our independent agents as well as the impact from a pricing increase on our property casualty business products and the change to property premiums due to the prior year impact of Hurricane Ida.

September 30, 2022 | 10-Q 45

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Claims and Surrenders.  Claims and surrender benefits, which are the largest portion of our expenses in the Home Service Insurance segment, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Claims and Surrenders:
Death claim benefits	$4,719	6,718	15,100	17,669
Surrender benefits	780	565	2,233	1,672
Endowment benefits	3	1	11	6
Matured endowment benefits	135	138	414	453
Property claims	326	1,765	631	2,401
A&H and other policy benefits	24	64	103	134
Total claims and surrenders	$5,987	9,251	18,492	22,335

The majority of claims and surrender benefits in our Home Service Insurance segment relate to death claim benefits. Death claim benefits decreased 29.8% and 14.5% in the three and nine months ended September 30, 2022, respectively, compared to the same 2021 periods. The decrease in death claim benefits was due primarily to a lower volume of reported claims, including less COVID-19 related deaths. Mortality experience is closely monitored by the Company as a key performance indicator and fluctuates from quarter-to-quarter based on reported claims. Surrender benefits increased for the three and nine months ended September 30, 2022, compared to the same 2021 periods. We believe the impact of inflation and curtailment of COVID-19 relief government aid in 2022 is negatively impacting persistency. Property claims decreased due to no hurricanes impacting Louisiana in the 2022 periods.

Amortization of Deferred Policy Acquisition Costs. Amortization is impacted by persistency, surrenders, and new sales production and thus it may fluctuate from period to period depending on these factors. Amortization has increased for the three and nine months ended September 30, 2022, compared to the same 2021 periods from changes in persistency and higher surrenders as discussed above.

OTHER NON-INSURANCE ENTERPRISES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Income (loss) before income tax expense	$(1,200)	(314)	(3,336)	(4,263)

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

INVESTMENTS

Our investments are an integral part of our business success. Our cash and invested assets at September 30, 2022 were $1.3 billion, of which 86.9% was invested in fixed maturity securities, all of which are classified as available-for-sale. We closely monitor the duration of our fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy our insurance obligations.

September 30, 2022 | 10-Q 46

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table shows the carrying value of our investments by investment category and cash, cash equivalents and the percentage of each to total cash and invested assets.

Carrying Value	September 30, 2022		December 31, 2021
(In thousands, except for %)	Amount	%	Amount	%
Cash, Cash Equivalents and Invested Assets
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$13,341	1.0%	$15,070	0.9%
Corporate	694,612	52.0%	893,008	54.0%
States and political subdivisions (1)	315,299	23.6%	383,958	23.3%
Mortgage-backed (2)	100,861	7.6%	133,795	8.1%
Asset-backed	36,833	2.7%	44,676	2.7%
Foreign governments	102	—%	110	—%
Total fixed maturity securities	1,161,048	86.9%	1,470,617	89.0%
Short-term investments	1,241	0.1%	—	—%
Cash and cash equivalents	21,007	1.6%	27,294	1.7%
Other investments:
Policy loans	78,085	5.8%	80,307	4.9%
Equity securities	11,789	0.9%	14,844	0.9%
Other long-term investments	62,717	4.7%	57,399	3.5%
Total cash, cash equivalents and invested assets	$1,335,887	100.0%	$1,650,461	100.0%
(1) Includes $133.4 million and $158.6 million of securities guaranteed by third parties at September 30, 2022 and December 31, 2021, respectively.
(2) Includes $100.6 million and $133.7 million of U.S. Government-sponsored enterprises at September 30, 2022 and December 31, 2021, respectively.

The carrying value of the Company’s fixed maturity securities investment portfolio at September 30, 2022 was $1.2 billion compared to $1.5 billion at December 31, 2021. As discussed above, this decline reflects the impact of interest rate sensitivity on the fair value of our fixed maturity securities. The distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2022 did not materially change from December 31, 2021 – the weighted average was “A” at both dates.

Cash and cash equivalents decreased as of September 30, 2022 from December 31, 2021 due primarily to the reinvestment of funds in higher interest rate securities.

Other long-term investments increased by $5.3 million as of September 30, 2022 from December 31, 2021 due to additional funding of our limited partnership investments.

Obligations of States and Political Subdivisions

The Company’s fixed maturity securities investment portfolio at September 30, 2022 and December 31, 2021 included $315.3 million and $384.0 million, respectively, of securities that are obligations of states and political subdivisions, including municipalities (collectively referred to as the municipal bond portfolio).

September 30, 2022 | 10-Q 47

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The Company's municipal bond portfolio includes third-party guarantees.  Detailed below is a presentation by the Nationally Recognized Statistical Rating Organization ("NRSRO") rating of these holdings by funding type as of September 30, 2022.

	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
State and political subdivision fixed maturity securities including third-party guarantees
AAA	$14,631	14,567	6,712	7,119	—	—	21,343	21,686	6.2%
AA	43,996	44,028	117,429	135,154	10,492	11,098	171,917	190,280	54.4%
A	12,255	13,064	87,680	100,730	4,447	4,407	104,382	118,201	33.8%
BBB	2,435	2,548	8,561	9,990	1,335	1,450	12,331	13,988	4.0%
BB and other	4,038	4,395	1,288	1,285	—	—	5,326	5,680	1.6%
Total	$77,355	78,602	221,670	254,278	16,274	16,955	315,299	349,835	100.0%

State and political subdivision fixed maturity securities excluding third-party guarantees
AA	$28,696	28,565	44,341	49,045	6,594	6,514	79,631	84,124	24.0%
A	22,508	23,472	119,383	139,248	6,793	7,136	148,684	169,856	48.6%
BBB	4,375	4,455	26,853	30,656	1,552	1,855	32,780	36,966	10.6%
BB and other	21,776	22,110	31,093	35,329	1,335	1,450	54,204	58,889	16.8%
Total	$77,355	78,602	221,670	254,278	16,274	16,955	315,299	349,835	100.0%

The table below shows the categories in which the Company held investments in special revenue bonds that were greater than 10% of fair value based upon the Company's total municipal bond portfolio at September 30, 2022.

(In thousands)	Fair Value	Amortized Cost	% of Total Fair Value

Education	$47,189	54,244	15.0%
Utilities	50,025	54,512	15.9%
Transportation	39,511	48,061	12.5%

The Company's municipal bond portfolio is spread across many states, however, municipal bonds from Texas and California comprise the most significant concentration of the total municipal bond portfolio as of September 30, 2022. The Company holds 21.1% and 12.8% of its municipal bond portfolio in Texas and California issuers, respectively, as of September 30, 2022. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal bond portfolio as of September 30, 2022.

September 30, 2022 | 10-Q 48

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The table below represents the Company's detailed exposure to municipal bonds in Texas at September 30, 2022.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas state and political subdivision fixed maturity securities including third-party guarantees
AAA	$14,128	14,061	2,967	3,064	—	—	17,095	17,125
AA	18,348	18,259	13,968	16,111	—	—	32,316	34,370
A	—	—	14,925	20,384	—	—	14,925	20,384
BBB	—	—	1,813	1,822	—	—	1,813	1,822
BB and other	—	—	502	503	—	—	502	503
Total	$32,476	32,320	34,175	41,884	—	—	66,651	74,204
Texas state and political subdivision fixed maturity securities excluding third-party guarantees
AA	$26,463	26,322	2,994	3,003	—	—	29,457	29,325
A	4,867	4,854	23,711	30,848	—	—	28,578	35,702
BBB	1,146	1,144	5,006	5,246	—	—	6,152	6,390
BB and other	—	—	2,464	2,787	—	—	2,464	2,787
Total	$32,476	32,320	34,175	41,884	—	—	66,651	74,204

The table below represents the Company's detailed exposure to municipal bonds in California at September 30, 2022.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
California state and political subdivision fixed maturity securities including third-party guarantees
AA	$1,415	1,580	26,663	33,242	2,346	2,730	30,424	37,552
A	1,254	1,650	7,744	9,728	—	—	8,998	11,378
BBB	—	—	866	865	—	—	866	865
Total	$2,669	3,230	35,273	43,835	2,346	2,730	40,288	49,795
California state and political subdivision fixed maturity securities excluding third-party guarantees
AA	$—	—	2,198	3,062	—	—	2,198	3,062
A	2,669	3,230	16,230	20,616	2,346	2,730	21,245	26,576
BBB	—	—	3,702	3,946	—	—	3,702	3,946
BB and other	—	—	13,143	16,211	—	—	13,143	16,211
Total	$2,669	3,230	35,273	43,835	2,346	2,730	40,288	49,795

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

The Company did not record any credit valuation allowances on fixed maturity securities in either of the three and nine months ended September 30, 2022 or 2021.

September 30, 2022 | 10-Q 49

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Information on both unrealized and realized gains and losses by category is set forth in Part I, Item 1, Note 5. Investments of the notes to our consolidated financial statements herein.

LIQUIDITY AND CAPITAL RESOURCES

Below are our primary capital resources (based on carrying value of each) as of the periods indicated.

(In thousands)	September 30, 2022	December 31, 2021
Fixed maturity securities	$1,161,048	1,470,617
Cash and cash equivalents	21,007	27,294

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations. We manage our insurance operations as described herein in order to ensure that we have stable and reliable sources of cash flow to meet our obligations. We currently anticipate meeting our short-term and long-term cash needs with cash generated by our insurance operations and from our invested assets. At September 30, 2022, we had $21.0 million in cash and cash equivalents and $1.3 billion in invested assets. As described above, cash and cash equivalents decreased as of September 30, 2022 from December 31, 2021 due primarily to the reinvestment of funds in higher interest rate securities and the decline in the fair value of our fixed maturity securities is due to rising interest rates. As discussed in Part I, Item 1. Note 5. Investments in the notes to our consolidated financial statements herein, we expect the fair value to recover as the securities approach maturity. We have recorded a $0.1 million unrealized gain on securities due in one year or less. From time-to-time, we may raise capital by selling shares in our SIP (as defined below) and we may also access our Credit Facility if needed (also as described below).

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

In 2021, we entered into a Credit Facility with Regions Bank. See Part I, Item 1, Note 7. Commitments and Contingencies in the notes to our consolidated financial statements, herein, for a description of the Credit Facility. The Credit Facility provides additional liquidity to the Company for short-term and longer-term needs. As of September 30, 2022, we have not borrowed any money under the Credit Facility and have no immediate plans to do so.

September 30, 2022 | 10-Q 50

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium revenues, investment income and investment maturities or sales. Primary cash needs relate to payments of policyholder benefits, investment purchases and operating expenses.  Historically, cash flow from our operations has been sufficient to meet our cash needs. We have not had to liquidate a material amount of investments to pay our expenses and we did not do so in the nine months ended September 30, 2022. We believe that we have adequate capital resources to support the liquidity requirements of our insurance operations if the cash flow from our insurance operations is insufficient to meet our cash needs. See Contractual Obligations and Off-balance Sheet Arrangements in our Form 10-K and below for a discussion of known and estimated cash needs.

Cash from Operating Activities. Cash provided by or used in operating activities is an important liquidity metric because it reflects, during a given period, the amount of cash generated that is available to pay our operating expenses or make strategic acquisitions. In the nine months ended September 30, 2022, our operations provided $39.8 million in net cash.

Cash from Investing Activities. We have traditionally also had significant cash flows from investing activities due to both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in new investments. Net cash used in investing activities totaled $46.1 million for the nine months ended September 30, 2022. Due to the higher interest rate environment, we purchased $102.3 million in fixed maturity securities and we also used $18.2 million to purchase other long-term investments. Our investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

Trends, Demands and Restrictions on our Uses of Cash

Because claims and surrender benefits are our largest expense, a primary liquidity concern is the risk of either (i) an extraordinary level of early policyholder surrenders, or (ii) higher than expected mortality. In order to mitigate the risk of early policyholder surrenders, we include provisions in our insurance policies, such as surrender charges, that help limit and discourage early withdrawals. As previously discussed, surrender benefits had been higher than usual the last several years as many of our policies have reached the age where surrender charges have expired and due to other reasons, like the loss of one of our biggest distributors in Venezuela. However, we have been aggressively managing policyholder retention efforts and in the nine months ended September 30, 2022, surrender benefits slightly decreased.

Our whole life and endowment products provide the policyholder with alternatives once the policy matures - they can choose to take a lump sum payout or leave the money on deposit at interest with the Company. As of September 30, 2022, 39% of the Company's total insurance in force was in endowment products. Approximately 12% of the endowments in force will mature in the next five years. Policyholder election behavior is unknown, but if too many policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell securities at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the market rate we are earning on our investments. We currently anticipate that our available operating cash flow and capital resources will be adequate to meet our needs for funds, but we will monitor closely our policyholder behavior patterns.

Death claims, which were high in 2021 due in part to COVID, have decreased to pre-pandemic levels during the first nine months of 2022. We continue to closely monitor claim volumes to evaluate whether there is a delay in reporting or filing for benefits as a result of the COVID-19 pandemic.

As discussed above, we are subject to regulatory capital requirements that could affect the Company’s ability to access capital from our insurance operations or cause the Company to have to put additional cash in our wholly-owned subsidiaries.

September 30, 2022 | 10-Q 51

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Our domestic companies are subject to minimum capital requirements set by the NAIC in the form of risk-based capital ("RBC").  RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves.  Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a parental guarantee between Citizens and CICA, Citizens' wholly-owned subsidiary domiciled in Colorado, to maintain a RBC level above 350%. At September 30, 2022, our domestic insurance subsidiaries were above the required minimum RBC levels.

CICA International is a Bermuda domiciled company. The BMA requires Bermuda insurers to maintain available statutory economic capital and surplus at a level equal to or in excess of the BMA's Enhanced Capital Requirement, which requires a certain Target Capital Level ("TCL"). Due to the rapidly rising interest rates that caused the increase in our unrealized losses reported in Other Comprehensive Income (Loss), CICA International fell below the required long-term business minimum solvency margin at September 30, 2022. As the Bermuda Insurance Act of 1978 permits, we have requested a modification under Section 6C Act to remove the impact of the unrealized gains or losses from the minimum solvency margin requirement. The BMA is currently evaluating our request and has not taken any action with respect to this matter. At the request of the BMA, on April 15, 2021, Citizens and CICA International entered into a Keep Well Agreement. The Keep Well Agreement requires Citizens to contribute up to $10 million in capital to CICA International as necessary to ensure that CICA International has a minimum capital level of 120%. Since CICA International’s capital level currently exceeds 120%, Citizens is not currently required to make a capital contribution. Any capital injection that Citizens is required to make under the parental guarantee with CICA or under the Keep Well Agreement with CICA International could negatively impact the Company’s capital resources and liquidity.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2022, we have no additional contractual obligations or off-balance sheet arrangements other than those described in Part I. Item 1, Note 7. Commitments and Contingencies in the notes to our consolidated financial statements herein and in Part II, Item 7, Contractual Obligations and Off-Balance Sheet Arrangements in our Form 10-K.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

September 30, 2022 | 10-Q 52

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

MARKET RISK RELATED TO INTEREST RATES

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 86.9% of our investment portfolio based on carrying value as of September 30, 2022.  These investments are mainly exposed to changes in U.S. Treasury rates. Changes in interest rates typically have a sizable effect on the fair values of our fixed maturity securities.  The interest rate of the ten-year U.S. Treasury bond increased to 3.83% at September 30, 2022 from 1.52% at December 31, 2021.  Net unrealized losses on fixed maturity securities totaled $213.7 million at September 30, 2022, compared to net unrealized gains of $126.9 million at December 31, 2021, based upon bond interest rates in relation to the ten-year U.S. Treasury yield.

To manage interest risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our AFS fixed maturity security investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our fixed maturity securities as of September 30, 2022 were within the expected range of this analysis.

All of the Company's fixed maturity securities were classified as AFS at September 30, 2022.  At September 30, 2022 and December 31, 2021, there were no fixed maturity securities or other investments classified as trading instruments nor were there any investments held in derivative instruments or subprime loans.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2022.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and reported to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the nine months ended September 30, 2022, there were no changes in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

September 30, 2022 | 10-Q 53

CITIZENS, INC.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Part I, Item 3. Legal Proceedings of our Form 10-K includes a discussion of our legal proceedings. There have been no material developments in the three months ended September 30, 2022 from the legal proceedings described in our Form 10-K. The trial in our Trade Secret Lawsuit (as defined and described in Part I, Item 3. Legal Proceedings of our Form 10-K) was scheduled to commence on October 17, 2022. On October 12, 2022, the trial was continued due to the death of one of the defendants. The trial date has not yet been rescheduled.

Item 1A. RISK FACTORS

Part I, Item 1A, Risk Factors of our Form 10-K includes a discussion of our risk factors. There have been no material changes in the three and nine months ended September 30, 2022 from the risk factors included in our Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2022, the Company issued 5,673 shares of its Class A common stock which were not registered under the Securities Act of 1933, as amended (the "Unregistered Shares"). The Unregistered Shares were all issued to policyholders residing in Venezuela and all of whom had purchased shares of the Company's Class A common stock through the Company’s Stock Investment Plan (“the Venezuelan Shareholders”). The Venezuelan Shareholders were victims of identity fraud that resulted in 23,051.2252 shares being fraudulently sold via the Company’s transfer agent, Computershare. The Company and Computershare investigated the fraud and obtained affidavits from each of the Venezuelan Shareholders wherein such persons swore that they neither authorize the sale of the shares nor did they receive any proceeds from such sales. Based upon the evidence collected by Computershare and the Company, the Company's board authorized an offering pursuant to which the Company will issue up to 23,051.2252 shares of its Class A common stock to the Venezuelan Shareholders, at a purchase price of $0.01 USD per share.

(a) Securities sold. The Company sold 5,673 shares on August 3, 2022.

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

Issuer Purchases of Equity Securities

In May 2022, the Board of Directors authorized an equity repurchase plan for $8 million. The timing of any share repurchases under the repurchase authorization is dependent upon several factors, including market price of the Company's securities, the Company’s cash on hand, cash flows from operations, general market conditions, the Company's blackout periods, and other considerations. This program has no set termination date and may be

September 30, 2022 | 10-Q 54

CITIZENS, INC.

suspended or discontinued by the Company’s Board of Directors at any time. The Company purchased the following shares of its Class A common stock during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
July 2022	147,452	$3.9571	147,452
August 2022	76,123	3.9412	76,123
September 2022	—	—	—
Total	223,575		223,575	$5,800,000

[1]    The stock repurchase program was publicly announced on May 10, 2022.
[2]    The Company was authorized to repurchase up to $8.0 million of its outstanding shares of Class A common stock.
[3]    The stock repurchase program does not have an expiration date.
[4]    No stock repurchase program has expired during the three months ended September 30, 2022.
[5]    There is no stock repurchase program that the Company has determined to terminate prior to expiration, or under which the Company does not intend to make further purchases.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

September 30, 2022 | 10-Q 55

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

September 30, 2022 | 10-Q 56

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Gerald W. Shields
Gerald W. Shields
Chief Executive Officer & President

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin
Vice President, Chief Financial Officer, Chief Investment Officer & Treasurer

Date:	November 4, 2022

September 30, 2022 | 10-Q 57