Form 10-K
period 2022-12-31
CITIZENS, INC.
filed 2023-03-10
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☒	Emerging growth company	☐
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

As of June 30, 2022, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $204,915,579.
Number of shares of common stock outstanding as of March 07, 2023.
Class A: 49,840,115
Class B: —

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report incorporates by reference certain portions of the definitive proxy materials to be delivered to stockholders in connection with the 2023 Annual Meeting of Shareholders (the "2023 Proxy Statement"). The 2023 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CITIZENS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our expected capital needs, and our objectives for future operations, are forward-looking statements. Forward-looking statements may be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in this Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law. You should be aware that factors not referred to above could affect the accuracy of our forward-looking statements and use caution and common sense when considering our forward-looking statements.

ACCESS TO INFORMATION

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

December 31, 2022 | 10-K 1

CITIZENS, INC.

PART I

Item 1.   BUSINESS

OVERVIEW

Citizens, Inc. ("Citizens" or the "Company") is an insurance holding company incorporated in Colorado serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our domestic insurance subsidiaries, we are licensed to provide insurance benefits to residents in 32 U.S. states and through our international subsidiaries, we provide insurance benefits to residents in more than 70 different countries. We pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  We had approximately $1.6 billion of assets at December 31, 2022 and approximately $4.3 billion of insurance in force.

We operate in two business segments:

•Life Insurance segment - Internationally, we primarily sell U.S. dollar-denominated ordinary whole life insurance and endowment policies to non-U.S. residents, located principally in Latin America and the Pacific Rim. Domestically, we sell whole life insurance, credit life, credit disability and critical illness products.
•Home Service Insurance segment - we sell final expense life insurance and property insurance policies to middle- and lower-income households, as well as whole life products with higher allowable face values, in Louisiana, Mississippi and Arkansas.

Our Principal Brands

LIFE INSURANCE SEGMENT

Internationally, we conduct our Life Insurance segment business through CICA Life Ltd., a Bermuda company ("CICA International") and, beginning January 1, 2023, through CICA Life, A.I., a Puerto Rico company ("CICA PR"). Domestically, we conduct business primarily through CICA Life Insurance Company of America ("CICA").

HOME SERVICE INSURANCE SEGMENT

We conduct our Home Service Insurance segment through Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC") and Magnolia Guaranty Life Insurance Company ("Magnolia").

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

Because collection of premiums is the primary source of our revenues, our overall financial performance depends primarily upon the development and distribution of our products. A key to product development is the pricing of our insurance products and the accuracy of our pricing assumptions. We seek to price our insurance policies such that insurance premiums and future net investment income earned on premiums received will cover the ultimate cost of paying claims on our policies, our expenses and will also yield a profit margin. Pricing adequacy depends on a number of factors, including proper evaluation of underwriting risks, the ability to project future losses based on historical loss experience adjusted for known trends, the Company’s response to competitors, commission payments for selling our products, the ability to obtain regulatory approval for rate changes, expectations about regulatory and legal developments and expense levels.

December 31, 2022 | 10-K 2

CITIZENS, INC.

In order to manage the risks related to pricing, we employ underwriting procedures to assess and quantify risks before we issue policies. Insurance applications are reviewed to make two determinations: first, eligibility based on established underwriting guidelines and second, the applicable premium. We periodically review our underwriting requirements and make changes as needed.

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

IN 2021, WE BECAME A NON-CONTROLLED COMPANY

Throughout most of our history, the Company was led and controlled by our founder Harold E. Riley and his family members. Mr. Riley passed away in 2017 and in 2020, a change-in-control of our Company occurred when the shares held by the Harold E. Riley Trust were transferred to the Harold E. Riley Foundation (the “Foundation”). In February 2021, the Company entered into an agreement with the Foundation to purchase all of the outstanding shares of Class B common stock for a purchase price of $9.1 million (the “B Share Transaction”). After the completion of the B Share Transaction and the appointment of a new Chief Executive Officer, we believe the Company was positioned to offer stability to our management team, employees and independent sales force and was able to move forward with new business and strategic initiatives, as described below.

STRATEGIC INITIATIVES

Historically, our insurance companies have only issued a few products and had limited distribution channels. Since the change-in-control described above, our growth strategy shifted to focusing on sales growth, improved policy retention, roadmap execution, and financial and expense discipline.

We believe that our roadmap execution is key to achieving sales growth, as it helps us expand our product offerings and distribution across our three markets (international life, domestic life and home services) by focusing on three specific sales levers in each market- products, promotions and processes. Specifically, we implemented a five-quarter roadmap that lays out the following:

•Products. We are focusing on our customer needs by offering new products tailored to our specific markets and enhancing existing products. New products also help our sales force, as they can sell

December 31, 2022 | 10-K 3

CITIZENS, INC.

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

Status of New and Enhanced Products; Trends in Market Demand

As mentioned above, offering new and enhanced products are key to achieving our strategic goals. In 2022 we:

•Introduced eight new products or product enhancements (e.g., riders) across our three markets, leading to first year premium revenue growth of 4% in our Life Insurance segment.

•Entered into a white-label distribution partnership with an independent insurance agency specializing in distribution of final expense products and related services, to sell newly developed final expense insurance products through their distribution channel.

•Continued the transformation of our Home Services Insurance segment to become a sales-focused organization, leading to an 18% increase in policies issued in this segment.

Retention

As policy surrenders have increased in our business over the last several years, we formed a retention steering team in an effort to curb policy surrenders in 2021. This team focused on cultivating and executing on ideas that would increase each of our segments' overall retention, while being beneficial to our policyholders. Our Life Insurance segment improved policy retention in 2022 due to these efforts.

As we seek to optimize value for the Company's shareholders, customers and distributors, we believe our efforts to develop and enhance our products, incentivize our sales force and make process and technology improvements will continue to put the Company on a stronger financial footing and drive sustainable growth.

LIFE INSURANCE SEGMENT

Until December 31, 2022, our Life Insurance segment primarily operated through CICA Life Ltd. ("CICA International"), a Bermuda company. Upon surveying the market demands and needs of our policyholders, in 2022 we formed a new subsidiary in Puerto Rico, CICA Life, A.I. ("CICA PR"). CICA PR received a license in September 2022 to issue business as a Puerto Rico international insurer for the Company’s international portion of its Life Insurance segment. Beginning January 1, 2023, all new international policies are issued by CICA PR. Because CICA PR provides our non-U.S. policyholders the ability to purchase policies in a U.S. territory and in a jurisdiction where the primary language spoken is Spanish, which is the primary language of the majority of our international policyholders, we believe this change will drive sales and improve policy retention, leading to revenue growth.

INTERNATIONAL LIFE INSURANCE

Sales

We focus our international sales to residents in Latin America and the Pacific Rim. As of December 31, 2022, we had insurance policies in force in more than 70 foreign countries and receive the majority of our premiums from

December 31, 2022 | 10-K 4

CITIZENS, INC.

Colombia, Venezuela, Taiwan, Ecuador and Argentina. International direct premiums comprised approximately 96% of total direct premiums in the Life Insurance segment and 69% of our total consolidated direct premiums in 2022.
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

We sell our products internationally through independent marketing agencies and consultants who specialize in life insurance products. We enter into contracts with the independent marketing agencies pursuant to which they recruit, train and supervise their managers and associates in the sales and service of our products. These agencies receive commissions for products they sell, as well as commission overrides on the business that their agents produce and, in return for the override, they guarantee any debt their agents owe to us. Their agents also contract directly with us as independent consultants and receive commission compensation directly from us. This allows us to develop a relationship with their associates so if an agency contract is terminated for any reason, we may seek to continue the existing independent consultant marketing arrangements with the associates of such agency. Our agreements typically provide that the agencies and their agents are independent consultants responsible for their own operational expenses and are the representative of the prospective insured. Our contracts require the independent marketing agencies and consultants to understand and comply with all laws applicable to sales of our products in their country.

Products

CICA PR and prior to January 1, 2023, CICA International, issues primarily ordinary whole life insurance and endowment products in U.S. dollar-denominated amounts to non-U.S. residents.  The whole life insurance products are designed to provide a fixed amount of insurance coverage over the life of the insured and can include rider benefits to provide additional coverage and annuity benefits to enhance accumulations.  Our endowment contracts are principally accumulation contracts that incorporate an element of life insurance protection. These products have premium rates that are competitive with most foreign local companies and have been structured to provide the policyowners with:

•U.S. dollar-denominated cash values that accumulate, beginning in the first policy year, throughout a policyholder’s lifetime;
•protection against devaluation of the policyowners' local currency;
•capital investment in a more secure economic environment (i.e., the U.S.); and
•lifetime income guarantees for an insured or for surviving beneficiaries.

Our international products have both living and death benefit features. Most policies contain guaranteed cash values and are participating (i.e., provide for cash dividends as apportioned by CICA PR's and CICA International's

December 31, 2022 | 10-K 5

CITIZENS, INC.

board of directors).  Once a policyowner pays the annual premium and the policy is issued, the owner becomes entitled to policy cash dividends and may elect to receive annual premium benefits.  The policyowner has several options with regards to the policy dividends and annual premium benefits, which include, among other things, electing to receive cash, crediting such amounts towards the payment of premiums on the policy, leaving such amounts on deposit with the Company to accumulate at a defined interest rate or assigning them to a third-party. Under the "assigned to a third-party" provision, the Company has historically allowed policyowners, after receiving a copy of the Citizens, Inc. Stock Investment Plan (the "CISIP") prospectus and acknowledging their understanding of the risks of investing in Citizens Class A common stock, the right to assign policy values outside of the policy to the CISIP, which is administered in the United States by Computershare Trust Company, N.A., our third-party plan administrator and an affiliate of Computershare, Inc., our transfer agent. The CISIP is a direct stock purchase plan available to policyowners, shareholders, our employees and directors, independent consultants, and other potential investors through the Computershare website. The Company has registered the shares of Class A common stock issuable to participants under the CISIP on a registration statement under the Securities Act of 1933, as amended, (the "Securities Act") that is on file with the SEC. Computershare administers the CISIP in accordance with the terms and conditions of the CISIP, which is available on the Computershare website and as part of the Company’s registration statement on file with the SEC.

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

We believe that we have a competitive advantage over some of our competitors because premiums on our international policies are paid in U.S. dollars, cash value is accumulated in U.S. dollars, and we pay claims and benefits in U.S. dollars. We believe this provides security and stability to our insureds, who are generally individuals in the middle- to upper-middle class in their respective countries with significant net worth and earnings.  Therefore, our products protect them from the inflationary risks and economic crises that have been common in many of our top-producing foreign countries.

DOMESTIC LIFE INSURANCE

We operate our domestic life insurance business through CICA Life Insurance Company of America ("CICA") and Citizens National Life Insurance Company ("CNLIC"). In 2022, domestic direct life insurance premiums comprised approximately 4% of total direct premiums in the Life Insurance segment and 3% of our consolidated total direct premiums. The majority of our domestic in force business results from renewal premiums from blocks of business of insurance companies we have acquired over the years. In 2022, we began our "white label" program, expanding CICA's state licenses and filing new white label products in multiple states.

HOME SERVICE INSURANCE SEGMENT

We operate our domestic Home Service Insurance segment through SPLIC, Magnolia and SPFIC. SPLIC and Magnolia primarily issue final expense life insurance products to middle- and lower-income individuals, primarily in Louisiana, Mississippi and Arkansas. Prior to 2021, all of our Home Service Insurance products issued by SPLIC were sold primarily through employee agents who worked on a debit route system. In 2020 and 2021, we transformed this segment by converting a large portion of our sales force to independent agents, reducing layers of management and introducing new products for the first time in almost 35 years. This transformation led to increased sales and decreased operational expenses in 2022.

December 31, 2022 | 10-K 6

CITIZENS, INC.

Policies issued by Magnolia are primarily burial policies which are sold and serviced through funeral homes, who are also typically the beneficiaries of the policies.

SPFIC is a limited liability casualty company that sells small face value property insurance policies covering dwelling and contents, primarily in Louisiana. In 2021, we expanded our product offering to Arkansas and in 2022, we discontinued selling coverage in high-risk parishes in Louisiana in part to mitigate the risk of hurricane-related claims that have impacted our business in 2021.

In 2022, our Home Service Insurance segment comprised 28% of our total consolidated direct premiums.

Products and Competition

Our Home Service Insurance products consist primarily of small face amount ordinary whole life and pre-need policies, which are designed to fund final expenses for the insured (e.g. funeral and burial costs).  The average life insurance policy face amount issued in 2022 was approximately $10,600 per policy. Due to the lower risk associated with small face amount polices, the underwriting performed on these applications is limited. As part of the Home Service Insurance segment transformation mentioned above, in 2021 we introduced a new product, Security Plan Plus, which has a higher allowed face amount. In December 2021, we also introduced a critical illness product, which pays the insured a lump sum following the diagnosis of an illness covered under the plan.  To a much lesser extent, our Home Service Insurance segment sells property insurance policies covering dwellings and content. We provide $30,000 maximum coverage on any one dwelling and contents policy, while content-only coverage and dwelling-only coverage are both limited to $20,000.

We face competition in Louisiana, Mississippi and Arkansas from other companies specializing in final expense insurance as well as from other property and casualty insurance companies.  We seek to compete based upon our emphasis on personal service to our customers.  We intend to continue premium growth within this segment via our new products and increased focus on direct sales through our independent agents.

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

For the majority of our life insurance business, we generally retain the first $100,000 of risk on any one life and reinsure the remainder of the risk. Therefore, under the terms of the reinsurance agreements, the reinsurers agree to reimburse us for the ceded amount (i.e., the death benefit amount less our retained risk) in the event a claim is paid. Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible.

For SPFIC, we obtain catastrophic reinsurance in order to minimize the risks related to payments we owe our insureds due to catastrophic events, such as hurricanes. Upon the occurrence of a catastrophic event, we retain (i.e. pay) the first $1 million in claims, our first layer of reinsurance provides 100% coverage of the next $1 million in claims, and our second layer of reinsurance provides 85% coverage in excess of $2 million up to $11 million in claims for each loss occurrence. Upon the occurrence of a catastrophic event, in order to continue receiving reinsurance, we also have to pay reinstatement premiums in order to be covered for another catastrophic event in the same calendar year.

Our amounts recoverable from reinsurers represent receivables from and/or reserves ceded to reinsurers. The amounts recoverable from reinsurers were $4.6 million as of December 31, 2022.

We focus on obtaining reinsurance from a diverse group of well-established reinsurers. All of our reinsurers are rated A- (Excellent) or higher by A.M. Best. We regularly evaluate the financial condition of our reinsurers and monitor concentration risk with our reinsurers.

December 31, 2022 | 10-K 7

CITIZENS, INC.

OTHER NON-INSURANCE ENTERPRISES

Other Non-Insurance Enterprises includes the results of our parent company, Citizens, Inc. and our non-insurance subsidiary, Computing Technology, Inc., which primarily provide the Company's corporate-support and information technology functions to the insurance operations.

OPERATIONS AND TECHNOLOGY

Most of our operations are based at our corporate headquarters in Austin, Texas. We also conduct operations for our Home Service Insurance segment from our district offices in Louisiana, Arkansas and Mississippi, as well as our service center in Donaldsonville, Louisiana. For the international portion of our Life Insurance segment, operations including underwriting, policy issuance, claims processing, accounting and reporting related to certain international policies are currently conducted in Bermuda.

We have a proprietary single, centrally-controlled, mainframe-based policy administrative system (PAS) that we use for all of our insurance companies. Our PAS performs various functions to effectively handle our insurance operations. These functions include policy set-up, administration, billing and collections, commission calculation, valuation, automated data edits, storage backup, image management and other related functions. Each company and block of business we have acquired has been converted onto our PAS. The Company is actively engaged in continued modernization of technology to invest and expand into new opportunities. This modernization allows us to bring new products to market rapidly and automate insurance interactions to enhance user experience. This investment is foundational to the Company's growth strategy as we pursue new product innovation and provides:

•our customers and agents with portals to be able to access account information 24/7;
•our policyholder service and claims representatives with a customer account-centric view of our policyholders and beneficiaries, reducing customer inquiry response time and claims processing time; and
•business-to-business solutions.

REGULATION

The insurance industry is heavily regulated and both Citizens and our insurance subsidiaries are subject to regulation and supervision by the U.S. states in which they do business, by U.S. federal laws, and for CICA International and CICA PR, by Bermuda and Puerto Rico, respectively.

REGULATION OF OUR INTERNATIONAL BUSINESS

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

CICA International is registered as a Class E insurer in Bermuda, which is the license class for long-term insurers and reinsurers with total assets of more than $500 million. CICA International is not licensed to conduct any business other than life insurance business and due to the type of license we have, we may not insure Bermuda domestic risks or risks of persons of, in or based in Bermuda and thus we do not offer insurance products to residents of Bermuda.

The Insurance Act imposes solvency and liquidity standards as well as auditing and reporting requirements and confers on the BMA broad powers to supervise, investigate and intervene in the affairs of insurance companies. The Insurance Act requires us to, among other things: file annual statutory financial returns, annual U.S. GAAP financial statements, an annual capital and solvency return, and annual Common Reporting Standard reports; deliver a declaration of compliance; comply with minimum enhanced capital requirements, minimum solvency margins, and the BMA’s Insurance Code of Conduct; prepare an annual Financial Condition Report providing details

December 31, 2022 | 10-K 8

CITIZENS, INC.

of measures governing our business operations, corporate governance framework, solvency and financial performance; prepare an assessment of our own risk and solvency requirements (referred to as a Commercial Insurer’s Solvency Self-Assessment); establish and maintain a head and principal office in Bermuda; and appoint an independent auditor and an actuary approved by the BMA. Additionally, the Insurance Act limits the dividends and distributions that CICA International may make to Citizens, its parent company.

The BMA measures an insurer’s risk and determines appropriate levels of capitalization by using a risk-based capital model called the Bermuda Solvency Capital Requirement (“BSCR”), which CICA International uses to calculate its solvency requirements. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to their capital.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation or excess risk, the BMA requires Bermuda insurers to maintain available statutory capital and surplus at a level equal to or in excess of the enhanced capital requirement, which requires a threshold capital level (termed the Target Capital Level ("TCL")), of 120% of a company’s enhanced capital requirement. The TCL serves as an early warning tool for the BMA. In addition to being required to meet the TCL, at the request of the BMA, on April 15, 2021, Citizens and CICA International entered into a “Keep Well Agreement.” The Keep Well Agreement requires Citizens to contribute up to $10 million in capital to CICA International as necessary to ensure that the company has a minimum capital level of 120%.

Puerto Rico

CICA PR, our Puerto Rico domiciled subsidiary, is regulated by the Puerto Rico Office of the Insurance Commissioner (“OIC”) and is licensed pursuant to Chapter 61 of the Puerto Rico Insurance Code (the "Insurance Code"). Although Puerto Rico is a U.S. territory, it has its own tax code and own insurance code, including a provision under its Insurance Code (Chapter 61) that allows CICA PR to be established as an "international insurer" and thus export insurance to international markets. Like in Bermuda, we may not insure risks of residents of Puerto Rico with this type of license and we do not issue policies to U.S. risks through CICA PR.

The Insurance Code does not specifically set forth minimum capital and surplus standards, but rather requires that an insurer submit a business plan for approval to the OIC that includes proposed minimum capital and surplus. CICA PR is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. The Insurance Code requires us to file annual U.S. GAAP financial statements with the OIC that include schedules providing information regarding premiums written and reinsurance assumed and ceded, as well as an annual actuarial certification.

In addition to compliance with the Insurance Code, CICA PR must comply with other laws and regulations of Puerto Rico, most of which apply to our domestic subsidiaries as well, including the U.S. Bank Secrecy Act and other anti-money laundering laws and regulations of the United States.

Other International Regulation

Generally, all foreign countries in which we offer insurance products require a license or other authority to conduct insurance business in that country. Some of these countries also require that local regulatory authorities approve the terms of any insurance product sold to residents of that country. Other than Bermuda and our international license in Puerto Rico, we have never qualified to do business in any foreign country or jurisdiction and have never submitted our insurance policies for approval by any foreign or domestic insurance regulatory agency. As described above, we sell our policies to residents of foreign countries through independent marketing agencies and independent consultants located in those countries and we rely on our independent consultants to comply with laws applicable to them in marketing our insurance products in their respective countries.

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

December 31, 2022 | 10-K 9

CITIZENS, INC.

U.S. REGULATION

Our domestic insurance subsidiaries are primarily regulated by the insurance departments of the state in which they are domiciled (Colorado, Louisiana, Texas and Mississippi). They are also regulated in each of the 32 states and the District of Columbia in which we conduct insurance business. Additionally, as Citizens is a Colorado-based company, the Colorado Division of Insurance has supervisory authority over the holding company and all of its subsidiaries. In supervising and regulating insurance companies, state insurance departments generally aim to protect policyholders and the public rather than investors, and enjoy broad authority and discretion in applying applicable insurance laws and regulation for that purpose. The extent of this regulation varies, but most U.S. jurisdictions have laws and regulations based upon the National Association of Insurance Commissioners ("NAIC") model rules governing the financial condition of insurers, including standards of solvency, types and concentration of investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy, and the business conduct of insurers, including marketing and sales practices and claims handling.  In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and the approval of rates for certain types of insurance products.

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

While primarily regulated at the state level, our domestic business is subject to federal laws and regulations, such as the USA Patriot Act of 2001, the Foreign Corrupt Practices Act, the Gramm-Leach-Bliley Act of 1999, the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Tax Cuts and Jobs Act, are examples of U.S. laws that affect our business.  We are subject to comprehensive regulations under the USA Patriot Act and the U.S. Bank Secrecy Act with respect to money laundering, as well as federal regulations regarding

December 31, 2022 | 10-K 10

CITIZENS, INC.

privacy and confidentiality.  Our U.S.-based insurance products and thus our businesses also are affected by U.S. federal, state and local tax laws.

HUMAN CAPITAL RESOURCES

Composition and Demographics

Our human capital is a critical component to our success. Our employees implement and drive our strategic initiatives and contribute to the success of our products (development, underwriting, pricing adequacy, customer service), promotions and processes. Our employees in our claims department are ultimately tasked with "keeping our promise". Our independent consultants and agents also drive our key goals, as they sell our insurance products and provide local services to our global base of policyholders. We also believe that we derive a great deal of strength from our diverse workforce. Fostering an equitable and inclusive workplace with diverse teams produces more creative solutions and results in more innovative products and services and is crucial to our efforts to attract, develop and retain key talent.

As of December 31, 2022, we had 224 employees. The pie charts below illustrate the gender, racial, ethnicity, and generational make-up of our total employee workforce as of such date.

December 31, 2022 | 10-K 11

CITIZENS, INC.

We determine race, ethnicity, gender, and generation based on our employees' self-identification or other information compiled to meet requirements of the U.S. government.

None of our employees are subject to a collective bargaining agreement.

We do not utilize captive employee agents to distribute our products and thus contract with almost 1,000 actively producing independent consultants internationally and almost 600 independent agencies and agents domestically to sell and service our insurance products. Our independent agents generally reflect the demographics of the areas in which they sell their products, i.e., our agents in Latin America are almost all Hispanic or Latino and our agents in Taiwan are almost all Asian.

In order to continue to develop, sell and administer our products, it is crucial that we continue to attract and retain both experienced employees and independent agents.

Compensation and Benefits

Our compensation program is designed to attract and retain talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include base salary and annual performance-based bonus opportunities that include cash, and for our executive officers, long-term equity awards in the form of restricted stock units ("RSUs"). We believe that a compensation program with both short-term cash awards and long-term equity awards provides fair and competitive compensation and aligns employee and stockholder interests. In addition to cash and equity compensation, we also offer standard employee benefits such as life and health (medical, dental and vision) insurance, HSA contributions, paid parental leave, and a 401(k) plan.

Independent agents work for themselves and may sell insurance policies for a variety of insurers and make most of their money through sales commissions and bonuses. We attract and retain our independent agent sales force through the use of our commission structure and agent campaigns and promotions, including annual sales conventions. We believe that our standard commission structure is attractive and competitive in the market. In our Life Insurance segment, we believe our campaigns and promotions provide an extra incentive to agents that not only promote first year premium growth, but also create improvements within policyholder retention. In our Home Service Insurance segment, we believe our agent campaigns and promotions are critical in attracting and retaining our independent agent sales force. This business contains a large block of existing in force policies. To ensure we maintain this book of business, the agent campaigns and promotions provide an extra incentive to not only grow the business but to collect on the existing policies. We believe that creating agent campaigns and promotions with additional incentives provides long-term value for our shareholders.

Wellness

We are committed to the health and safety of our work force and compliance with applicable regulatory and legal requirements. In response to the COVID-19 pandemic, in 2021 we implemented operating changes that we determined were in the best interest of the health of our employees, including offering a hybrid work environment where our employees can work part- or full-time from home, depending on their position and circumstances. We have continued with the hybrid work environment as it offers employees flexibility and helps attract and retain talent. We also have implemented training programs to assist our independent agents with online sales efforts in order to minimize face-to-face interactions with potential customers and our policyholders when necessary.

Item 1A.   RISK FACTORS

As a smaller reporting company, we are not required to disclose information required by this Item 1A. However, we have elected to provide the following discussion of risks as we feel it is important to provide adequate information to our investors regarding the risks of investing in our securities. If any of these risks develop into actual events, our business, financial condition, results of operations or cash flows could be materially and adversely affected, and, as a result, the trading price of our Class A common stock could decline. These risk factors may also be important to understanding other statements in this Form 10-K. The following information should be read in conjunction with Part I. Item 3. Legal Proceedings, Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and

December 31, 2022 | 10-K 12

CITIZENS, INC.

Results of Operations and the consolidated financial statements and accompanying notes in Part II. Item 8. Financial Statements and Supplementary Data of this report.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

A SUBSTANTIAL PORTION OF OUR REVENUE IS GENERATED FROM INSURANCE PRODUCTS SOLD OUTSIDE OF THE UNITED STATES. WHILE OUR PRODUCTS ARE PRICED AND PAID FOR IN U.S. DOLLARS, OUR FOREIGN BUSINESS MAY SUBJECT US TO SEVERAL RISKS.

Our sales to residents of foreign countries expose us to unknown risks related to foreign regulation, foreign currency and tax laws, and political instability. A significant loss of sales in these foreign markets would have a material adverse effect on our results of operations and financial condition.

International Regulatory Risks. A substantial majority of our direct insurance premiums, approximately 69% at December 31, 2022, are from policyholders in foreign countries, primarily those in Latin America and the Pacific Rim.  Prior to January 1, 2023, these policies were issued by our Bermuda subsidiary, CICA International, and as of January 1, 2023, are issued by our Puerto Rico subsidiary, CICA PR. Our products are sold by independent consultants who are located in the foreign countries in which the policies are sold. Generally, the foreign countries in which we offer insurance products require either us and/or our independent consultants to obtain a license or register to conduct insurance business in that country. Some of these countries also require that local regulatory authorities approve the terms and rates of any insurance product sold to residents of that country. Some of these countries have laws that state that their residents may not purchase life insurance from us or a consultant may not sell life insurance on our behalf unless we become qualified to do business in that country or unless our policies receive prior approval from their insurance regulators. Others have a "consumption abroad" model where their residents may purchase unregistered products only if they are outside of their country when the purchase is made. Other than Puerto Rico and Bermuda, where CICA PR and CICA International are domiciled, respectively, we have never registered to do business in these countries or sought to have our products approved by a governmental authority.

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

We have sought to mitigate the risks described above by, among other things, not locating any of our offices or assets in these foreign countries or jurisdictions, and selling policies only through independent consultants rather than our own employees. We rely on our independent consultants to comply with laws applicable to them in marketing and servicing our insurance products in their respective countries. There is no assurance that these precautionary measures, practices and policies will partially or entirely mitigate the risks associated with the potential application of foreign laws to our sales of insurance policies in our foreign markets. Although the Company believes that these foreign regulators do not have jurisdiction over the Company and that any actions, including fines, may be unenforceable against the Company, any regulatory action could otherwise absorb Company time and resources away from its business operations or the Company may choose to pay such fines in order to do business in a particular country. Alternatively, the Company may determine that the risks associated with a particular market and its regulatory environment outweigh the benefits of conducting further business in that market and discontinue doing business there.

Any actions by a foreign government to enforce these laws against us could cause disruption to the marketing and sale of our policies in that country or our withdrawal from doing business in that country, which could have a material adverse effect on our premium revenue, our costs and expenses and on our results of operations and financial condition.

December 31, 2022 | 10-K 13

CITIZENS, INC.

International Currency and Tax Risks. While we only sell U.S. dollar denominated products, currency control laws or other currency exchange restrictions in foreign countries could materially adversely affect our revenues by limiting the ability of our policyholders in such countries to pay premiums in U.S. dollars or to receive U.S. dollar benefits. Difficulties in transferring funds from or converting currencies to U.S. dollars in certain countries could cause an increase in fees and costs associated with such payments or receipt of benefits and therefore make our products less attractive to such policyholders.

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

International Political Risks. Many of the countries in which we operate have a history of political instability, including regime changes, political uprisings, and anti-democratic or anti-U.S. policies. The ability of people living in these countries to purchase and continue to make premium payments on our insurance policies and our ability to sell our policies in those countries through our independent consultants or otherwise may be adversely affected by political instability. Given the nature of our products, in an economic environment characterized by higher unemployment, lower personal income and reduced consumer spending, new product sales may be adversely affected. During such periods, we may also experience higher claims, longer claims duration, increase in policy lapses and/or increase in surrenders, any of which could have a material adverse effect on our results of operations or financial condition. In addition, the imposition of U.S. sanctions against foreign countries where our policyholders reside could make it difficult for us to continue to issue new policies and receive premiums from policyholders in those countries.

We face significant competition in our international markets. If we are unable to compete effectively in these markets, our business, results of operations and profitability may be adversely affected.

CICA PR and CICA International offer U.S. dollar-denominated life insurance products to individuals residing in foreign countries and we depend on the ability of our independent consultants in foreign countries to effectively distribute our products. We experience considerable competition, primarily from the following sources, many of which have substantially greater financial, marketing and other resources than we have:

•Foreign companies with U.S. dollar-denominated policies. We face direct competition from companies that operate in the same manner as we do in our international markets, including from a company formed by some of our former employees and independent consultants who we have sued for, among other things, unfair competition (see, Part I. Item 3. Legal Proceedings);
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

December 31, 2022 | 10-K 14

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

PRODUCT - RELATED RISKS

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

December 31, 2022 | 10-K 15

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
•the claims organization’s culture and the effectiveness of its management; and
•the Company’s ability to develop or select and implement appropriate procedures, technologies, and systems to support claims functions.

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

Higher than expected policyholder claims related to unforeseen events may negatively impact our premium revenues, increase our benefits and expense costs and increase our reinsurance costs, thus negatively affecting our financial condition.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19, or other widespread health emergency (or concerns over the possibility of such an emergency), cybersecurity incidents and events, terrorist attacks, war, trade policies, military conflict, extreme climate-related incidents or events or other natural disasters, could create economic and financial disruptions, and could lead to operational

December 31, 2022 | 10-K 16

CITIZENS, INC.

difficulties that could impair our ability to manage our business. Below are two examples of how unforeseen events and the risks they pose could impact our business.

COVID-19 pandemic. The COVID-19 pandemic has negatively impacted certain aspects of our business and, depending on severity and duration, could have a material adverse effect on our financial condition, results of operations and overall business operations in the future. Due to the uncertain nature of the COVID-19 pandemic and its variants and impacts, we cannot fully estimate the duration or full impact of the COVID -19 pandemic on our business. Some of the most significant risks related to the ongoing COVID-19 pandemic include higher level of claims, decreased premium revenue due to disruption to our workforce and distribution channels, travel and business restrictions. Some potential future risks include (i) the adequacy of our pricing assumptions due to long-term effects of COVID-19, (ii) our ability to adequately underwrite risks related to COVID-19 survivors, and (iii) our ability to ensure the safety of our employees and potential lawsuits related to safety and/or workplace policies. Additionally, the COVID-19 pandemic has led to reliance on digital distribution and development of digital sales and service platforms in order to offset social distancing measures and thus our ability to develop and maintain these platforms and protect them from cyber risk is critical to our ongoing success.

Climate Change. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes, tsunamis and man-made catastrophes may produce significant damage or loss of life in larger areas, especially those that are heavily populated. SPFIC sells property insurance policies in Louisiana and Arkansas. Climate change, including rising temperatures and changes in weather patterns, could impact storm frequency and severity in our coverage areas, which could materially impact our financial performance. Furthermore, since we obtain catastrophic storm reinsurance, storm frequency could cause us to have to obtain additional reinsurance, which negatively impacts our premium revenue. Since we operate in a highly regulated and competitive environment, we may not be able to raise our rates sufficiently to recoup our losses. Additionally, the volume and severity of storms increases the risks of writing property insurance in coastal areas, which could cause us to change our business model, negatively impacting our revenue and earnings.

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

December 31, 2022 | 10-K 17

CITIZENS, INC.

We may be required to accelerate the amortization of deferred acquisition costs, which would increase our expenses and adversely affect our results of operations and financial condition.

At December 31, 2022, we had $140.2 million of deferred policy acquisition costs, or DAC. DAC represents costs that are directly related to the successful sale and issuance of our insurance policies, which costs are deferred and amortized over the premium paying period of the related insurance policies. These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.

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

Sales of our insurance products could decline if we are unable to establish and maintain relationships with independent marketing agencies, independent consultants and agents.

We depend almost exclusively on the services of independent marketing agencies, independent consultants, and agents for the distribution of our products. These agencies, agents and consultants are key to the development and maintenance of our relationships with our policyholders. Significant competition exists among insurers in attracting and maintaining marketers of demonstrated ability. Some of our competitors may offer better compensation packages or commissions or induce agents to sell their products due to their broader product offerings, more distribution resources, better brand recognition, more competitive pricing, lower cost structures or greater financial strength or claims paying ratings than we have. We compete with other insurers for marketing agencies, agents and independent consultants primarily on the basis of our compensation, products and support services. Any reduction in our ability to attract and retain effective sales representatives could materially adversely affect our revenues, results of operations and financial condition.

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

December 31, 2022 | 10-K 18

CITIZENS, INC.

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

LEGAL REGULATION AND RISKS

INSURANCE IS A HIGHLY REGULATED BUSINESS. REGULATIONS VARY FROM JURISDICTION TO JURISDICTION AND MAY CHANGE FROM TIME TO TIME. THESE REGULATIONS AFFECT OUR OPERATIONS AND CHANGES COULD NEGATIVELY IMPACT OUR CASH FLOW, THE RESULTS OF OUR OPERATIONS, OUR LIQUIDITY AND OUR FINANCIAL CONDITION.

In addition to the legal risks related to our international operations discussed above in this Item 1A, Risk Factors, we are subject to risks related to the laws and regulations in the jurisdictions where we are domiciled and registered to do business, including Bermuda, Puerto Rico and various U.S. states. These material risks are described below.

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

Our insurance subsidiaries are subject to minimum capital and surplus requirements in the U.S., Bermuda, and Puerto Rico as described below. If we fail to meet these standards and requirements, our various regulators may require specified actions to be taken, including without limitation:

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

In April 2021, Citizens and CICA International entered into a Keep Well Agreement, as described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. If CICA International's minimum capital level fell below the minimum required by the BMA, Citizens may have to contribute capital to CICA International, which could negatively impact our capital resources and liquidity.

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

December 31, 2022 | 10-K 19

CITIZENS, INC.

Except to the extent that we are a creditor with recognized claims against our subsidiaries, claims of our subsidiaries' creditors, including policyholders, have priority with respect to the assets and earnings of the subsidiaries over the claims of other creditors (including us) and shareholders. If any of our subsidiaries become insolvent, liquidates or otherwise reorganizes, our policyholders will have a priority to receive the assets of such subsidiary and Citizens may have no rights to receive cash or other assets of such subsidiaries.

If our internal sources of liquidity prove to be insufficient to cover our holding company operations, we may have to sell investments earlier than we want to sell them or in less than favorable market conditions, or we may have to seek external sources of capital. Out of an abundance of caution, in May 2021, we entered into a Credit Facility with Regions Bank. See Part IV, Item 15, Note 7, Commitments and Contingencies in the notes to our consolidated financial statements, herein, for a description of the Credit Facility. To date, we have not utilized the Credit Facility, but if internal sources of capital are not sufficient to meet our operating needs, we may need to utilize the Credit Facility or increase the borrowing availability under the Credit Facility. We may also need to raise capital through issuing our stock. Borrowing money, increasing our borrowing availability under the Credit Facility or obtaining financing for even a small amount of capital could be challenging or expensive in unfavorable market conditions and during periods of economic uncertainty. The availability of financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and the possibility that customers or lenders could develop a negative perception of our financial prospects. Raising capital in unfavorable market conditions could increase our interest expense or negatively impact our shareholders through dilution of their common stock ownership of the Company.

Citizens and our insurance subsidiaries are subject to extensive governmental regulation in Puerto Rico, Bermuda and in the U.S. The rules and regulations to which we are subject may change and impose greater restrictions on our business, which could increase our costs of doing business, restrict the conduct of our business, increase capital requirements for our insurance subsidiaries and negatively impact our results of operations, liquidity and financial condition.

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

CICA PR is registered in Puerto Rico and is subject to regulation by the Puerto Rico Office of the Insurance Commissioner ("OIC"). As a Puerto Rico International Insurer, CICA PR is governed by Chapter 61 of the Puerto Rico Insurance Code. Additionally, CICA PR must comply with other laws and regulations of Puerto Rico, most of which apply to our domestic subsidiaries as well, including the U.S. Bank Secrecy Act and other anti-money laundering laws and regulations of the United States.

In the U.S., we are subject to federal laws, as well as state-level regulation, including a requirement to obtain approval of forms and rates in the states we sell our insurance policies. Insurance company regulation is generally designed to protect the interests of policyholders, with substantially lesser protections to shareholders of the regulated insurance companies. To that end, all the U.S. states in which we do business have insurance regulatory agencies with broad legal powers with respect to licensing companies to transact business, mandating capital and surplus requirements, regulating claims practices, approving service agreements between a holding company and its operating subsidiary, restricting companies' ability to enter and exit markets, and restricting or prohibiting the payment of dividends by our subsidiaries to us.

The BMA, OIC, and most U.S. insurance regulatory authorities have broad discretion to grant, renew, suspend and revoke licenses and approvals, and could preclude or temporarily suspend us from carrying on some or all of our activities, including acquisitions of other insurance companies, require us to add capital to our insurance company subsidiaries, or fine us. If we are unable to maintain all required licenses and approvals, or if our insurance business is determined not to comply fully with the wide variety of applicable laws and regulations and their interpretations, our revenues, results of operations and financial condition and our reputation could be materially adversely affected.

December 31, 2022 | 10-K 20

CITIZENS, INC.

FINANCIAL REGULATION AND RISKS

Changes in accounting standards may adversely affect our reported results of operations and financial condition.

Our consolidated financial statements are subject to the application of GAAP in the U.S. and Bermuda, which is periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board ("FASB"), the BMA and the National Association of Insurance Commissioners ("NAIC"). Future accounting standards we adopt, including the FASB’s Accounting Standard Update related to long-duration insurance contracts (known as LDTI), will change current accounting and disclosure requirements applicable to our consolidated financial statements. These changes including underlying assumptions, projections, estimates or judgments/interpretations by management, could have a material adverse effect on our business, financial condition and results of operations. In addition, the required adoption of new accounting standards may result in significant incremental costs associated with initial implementation and ongoing compliance. See Note 1. Summary of Significant Accounting Policies in the notes to our consolidated financial statements contained herein for additional information regarding accounting updates.

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

ECONOMIC ENVIRONMENT RISKS

INVESTMENT INCOME IS A MATERIAL PORTION OF OUR TOTAL REVENUES. CHANGING FINANCIAL CONDITIONS SUCH AS MARKET VOLATILITY, CHANGES IN INTEREST RATES, OR INFLATION MAY ADVERSELY AFFECT OUR REVENUES, OUR RESULTS OF OPERATION AND OUR FINANCIAL CONDITION.

Global or regional changes in the financial markets or economic conditions could adversely affect our business in many ways, including the following:

•Inflation, a potential recession, as well as declines in consumer confidence or increase in unemployment rates, could lead to a conservation of cash and decline in the volume of new sales and, renewal premiums, or increased surrenders and lapses, and therefore to a decline in our premium revenue or increase in benefit expenses paid out.

•Market volatility, specifically declining equity markets, negatively impact the fair market value of our equity securities, leading to investment-related losses that negatively affect our GAAP operating revenue and profitability.

•We are subject to credit risk in our investment portfolio. Defaults by third parties in the payment or performance of their obligations under these securities could reduce our investment income or result in the recognition of realized losses. Additionally, downgrades in the bonds in our portfolio may result in the recognition of credit related allowances and cause us to reduce the carrying value of our investment portfolio. This could negatively affect our stockholder equity.

December 31, 2022 | 10-K 21

CITIZENS, INC.

•Low or declining interest rates could negatively affect us for some of the following reasons:
◦Our fixed maturity investment portfolio is primarily invested in callable securities. As interest rates have declined and remained ultra-low over the past decade, many of these securities were called and we have had to reinvest in lower interest rate bonds, leading to reduced net investment income and low yields.
◦Some of our products, principally endowment products and traditional whole life insurance with annuity riders, expose us to the risk that decreases in interest rates will reduce our "spread", or the difference between the amounts we are required to pay under our contracts to policyholders and the rate of return we are able to earn on our investments intended to support obligations under the contracts.
◦An interest or discount rate is used in calculating reserves for our insurance products. We set our reserve discount rate assumptions based on our current and expected future investment yield for assets supporting the reserves, considering current and expected future market conditions. If the discount rate assumed in our reserve calculations is higher than our future investment returns (due to lower interest rates), our invested assets will not earn enough investment income to support our future benefit payments. In that case, we may be required to amortize any remaining DAC, record additional liabilities and/or increase our capital contributions to our insurance subsidiaries in the period this occurs.

•Rising interest rates may negatively affect us for some of the following reasons:
◦Rising interest rates typically reduce the market values of fixed income assets, as the interest payments on such assets become less competitive relative to newer high rate fixed income instruments. This leads to material unrealized losses and negatively affects our stockholder equity.
◦Policies may become less attractive to our policyholders in a rising interest rate environment. They may surrender their policies or make early withdrawals to increase their returns, requiring us to liquidate investments and realize an actual loss.

•Some of our investments, such as mortgage-backed and other asset-backed securities, carry prepayment risk. As interest rates increase, the likelihood of prepayment is lower, as the issuer will want to make payments based on the lower interest rates. If the repayment of principal occurs later than we expected, our cash flow could be negatively impacted. As interest rates decrease, issuers are more likely to pre-pay, which could cause us to have to re-invest the pre-paid cash at lower interest rates, reducing our yields and net investment income.

•The decision of whether to record a credit loss impairment is determined by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability as well as our ability and intent to hold the securities to recovery or maturity. We evaluate our investment portfolio for impairments. There can be no assurance that we have accurately assessed the level of impairments taken. Historical trends may not be indicative of future impairments and additional impairments may need to be taken in the future. Any event reducing the value of our securities on an other than temporary basis may have a material adverse effect on our business, results of operations, or financial condition.

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

December 31, 2022 | 10-K 22

CITIZENS, INC.

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

December 31, 2022 | 10-K 23

CITIZENS, INC.

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

RISKS RELATED TO HOLDING OUR SECURITIES

The number and location of our shareholders may make it difficult to obtain approval of certain corporate actions.

Because we allow our policyholders to use their policy dividends to purchase our Class A common stock through our CISIP, we have almost 86,000 shareholders and approximately 40% of our shareholders hold less than 100 shares each. Many of these shareholders are located in Latin America and the Pacific Rim, where most of our policies are sold, and English may not be their native language. We believe that because of this, we typically have low voter turn-out at our annual meetings and therefore any proposal, such as one related to a merger or an acquisition of our Company, or an amendment to our articles of incorporation, that may require the affirmative vote of a majority of the outstanding shares of our Class A common stock, may be difficult to approve.

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

Insurance laws in the jurisdictions in which our insurance subsidiaries are domiciled require regulatory actions for certain transactions, such as a merger or acquisition of our Company, that our shareholders might consider in their best interests. To the extent the interests of our policyholders and stockholders conflict, the insurance regulators consider the best interests of policyholders over the best interests of our shareholders. As a result, our shareholders may be prevented from receiving the benefit from any premium to the market price of our Class A common stock that may be offered by a bidder in a takeover context or such regulatory approval requirement may delay, deter, render more difficult or prevent a takeover attempt or a change in control.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

December 31, 2022 | 10-K 24

CITIZENS, INC.

Item 2.    PROPERTIES

We lease our principal office at the Domain in Austin, Texas to service all business entities and operations. We lease space for our office in Bermuda related to CICA International and CICA PR and in Louisiana, Arkansas and Mississippi related to our Home Service Insurance operations. We also own properties in Louisiana related to our Home Service Insurance operations.

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

In addition to the trial in the lawsuit being delayed several times due to the COVID-19 pandemic, key developments in the lawsuit have been as follows:

•January 2019 - the Original Defendants filed a motion to dismiss certain claims alleged in the suit, which the District Court denied in its entirety.
•May 2019 - we filed a motion for a preliminary injunction to bar the Original Defendants from continuing to engage in unfair competition and misappropriation of our trade secrets and tortious interference with our existing contracts with our independent consultants. The District Court denied the application for a temporary injunction and in August 2020, the Third Court of Appeals in Austin, Texas affirmed the District Court’s decision.
•June 2021 - Defendants filed a traditional and no evidence Motion for Partial Summary Judgment (the “Motion”), which was denied in its entirety by the District Court. Defendants’ Motion claimed that we should not be able to proceed with our claims against them for unfair competition, tortious interference with contract, conspiracy and unjust enrichment, because we “have no evidence to support these theories.” By denying Defendants’ Motion in its entirety, we can proceed to trial with all of the claims described above.

December 31, 2022 | 10-K 25

CITIZENS, INC.

•September 2021 - the District Court denied the requests of Alexis Enrique Delgado, Enrique Pinzon Ruiz, and Esperanza Peralta de Delgado to be dismissed from the lawsuit and denied Michael Buchweitz’s and Jonathan Pollio’s requests that the claim against each of them for breach of his confidentiality agreement be dismissed. While the District Court allowed the CEO (Zahn) and CFO (Wood) of First Trinity to be dismissed individually from the lawsuit, the ruling does not affect Citizens’ claims against First Trinity described above.
•October 2022 -
◦The District Court denied Jonathan Pollio's request for a continuance of the trial and we subsequently entered into a settlement agreement with him.
◦After the denial of the continuance and six days prior to the start of the trial, Defendant Randall Riley died in a single vehicle automobile accident and all parties agreed to delay the trial.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

December 31, 2022 | 10-K 26

CITIZENS, INC.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 5(a)

Market Information. Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol CIA. Our Class B common stock is not registered with the SEC nor traded on any exchange. We hold 100% of our Class B common stock in treasury and thus here are no Class B shares outstanding.

Holders. The number of stockholders of record as of March 7, 2023 was as follows:

•	Class A Common Stock -	84,886
•	Class B Common Stock -	—

Dividend Policy. We have never paid cash dividends on our Class A or B common stock and do not expect to pay cash dividends in the foreseeable future, as it is our policy to retain earnings for use in the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans. See Item 15, Note 11 Stock Compensation for equity compensation plan information.

Recent Sales of Unregistered Securities; Use of Proceeds. None.

Item 5(c)

Issuer Purchases of Equity Securities. In May 2022, the Board of Directors authorized an equity repurchase plan for up to $8.0 million. The timing of any share repurchases under the repurchase authorization is dependent upon several factors, including market price of the Company's securities, the Company’s cash on hand, cash flows from operations, general market conditions, the Company's blackout periods, and other considerations. This program has no set termination date and may be suspended or discontinued by the Company’s Board of Directors at any time. The Company purchased the following shares of its Class A common stock during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
October 2022	—	$—	—
November 2022	56,354	3.3800	56,354
December 2022	127,831	2.5475	127,831
Total	184,185		184,185	$5,300,000
[1]    The stock repurchase program was publicly announced on May 10, 2022.
[2]    The Company was authorized to repurchase up to $8.0 million of its outstanding shares of Class A common stock.
[3]    The stock repurchase program does not have an expiration date.
[4]    No stock repurchase program has expired during the three months ended December 31, 2022.
[5]    There is no stock repurchase program that the Company has determined to terminate prior to expiration, or under which the Company does not intend to make further purchases.

Item 6.   [RESERVED]

December 31, 2022 | 10-K 27

CITIZENS, INC.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

OVERVIEW

For over 45 years, we have been fulfilling the needs of our policyholders and their families by providing insurance products that offer both living and death benefits. Citizens conducts insurance related operations through its insurance subsidiaries, which provide benefits to residents in 32 U.S. states and more than 70 different countries. We specialize in offering primarily ordinary whole life insurance, endowment products and final expense insurance in niche markets where we believe we can optimize our competitive position.

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

Objective of our Management's Discussion and Analysis

We refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “MD&A”. The objective of our MD&A is to provide investors with a succinct analysis of the Company's financial performance from management's perspective. We start by discussing the factors that we believe drive our operating results and then we discuss how industry developments and economic circumstances in general (e.g., low interest rates, the COVID-19 pandemic) affected or could affect our financial performance. After telling you about our industry, we discuss our 2022 financial highlights, the impacts of certain events on our business during 2022, and then we break-down our results of operations in detail so an investor understands the various line items of our profit and loss statements from management’s perspective. Since our investments are one of two principal sources of revenues, we describe them in detail. Finally, we discuss our capital resources and liquidity so investors better understand how those resources are utilized and how we are able to meet our cash needs.

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

•Sales (e.g., premium revenues)
•Our investments
•Death claims and surrenders
•Operating expenses

Premium revenues and investment income are our two primary sources of income and thus key to our profitability.

December 31, 2022 | 10-K 28

CITIZENS, INC.

Premium revenues consist of both new sales (first year premiums) and renewal premiums. Throughout the MD&A and in Item 1 - Business, we describe the actions and initiatives that are taken to increase sales and improve retention, how we performed in 2022, and how we view trends with respect to sales and retention.

Our Life Insurance segment first year premiums increased by 4% due to the introduction of a new whole life product in our international markets, as well as focused marketing campaigns. Our Home Service Insurance segment first year premiums declined, which we believe is attributed to inflationary pressures and the cessation of COVID-19 government aid programs in 2022.

,

Renewal premiums in our Life Insurance segment declined primarily due to impact from a higher level of surrenders during the last few years and from matured endowment benefits, which we expected due to contractual expiration dates. Our Home Service Insurance renewal premiums increased in 2022 due to the lack of hurricanes in Louisiana in 2022; Hurricane Ida negatively impacted renewal premiums in this segment in 2021.

Our net investment income increased by $3.9 million from 2021 to 2022 due primarily to investment income from our limited partnership investments, a growing diversified invested asset base and reinvesting matured or called fixed income maturity securities into a higher interest rate environment.

December 31, 2022 | 10-K 29

CITIZENS, INC.

Payment of policyholder benefits for claims and surrenders is our largest expense and thus also key to our profitability. In 2022, our death claim benefits decreased compared to 2021 due to a lower number of reported death claims as 2021 period was negatively impacted by COVID-19-related deaths. Our surrenders decreased by $2.9 million in 2022, which we believe was in large part due to our retention initiatives.

Operating expenses are our second largest expense and thus also drive our operating results. Our general operating expenses increased by $1.8 million in 2022 as compared to 2021 mainly due to our sales convention in 2022, which was cancelled in the prior year due to the COVID-19 pandemic, and by higher home office expenses.

ECONOMIC AND INSURANCE INDUSTRY DEVELOPMENTS

The following significant trends and developments are currently impacting our business and industry:

•Increase in Interest Rates; Volatility in Equity and Credit Markets; Inflation. The material uptick in interest rates over the past year has benefited the life insurance sector with respect to increased yields, net investment income and spreads. However, this benefit was offset by inflation and macroeconomic volatility in 2022. The volatility was substantial and the industry moved into material unrealized loss positions on fixed-income portfolios.
Inflation has also impacted our industry over the past year. As the price of energy and food rises, customers will have less discretionary income to spend on insurance products. As the inflationary environment continues, the industry may see policy lapses rise, especially among lower and middle-income customers.
•Sustained Low Interest Rate Environment Prior to 2022. Market interest rates are a key driver of our results. The multi-year sustained low interest rate environment significantly reduced the overall yield on investments, as regulations require that the vast majority of a life insurance company's portfolio consist of fixed income securities, which are primarily callable. As interest rates declined, these fixed income securities were called and had to be re-invested in lower rate investments. This has reduced and may continue to reduce profit margins for life insurers by:
◦Reducing the spread between guaranteed interest rates credited to policyholders and interest earned on supporting assets. As older endowment and annuity products are maturing, the guaranteed interest rates may be higher than current yields;
◦Products sold during the last several years with lower interest rate guarantees may be surrendered or lapsed, as customers look to invest in higher interest rate products; or
◦Because products may have been priced with assumptions of higher interest rates (and higher interest earned on supporting assets), life insurance companies may have to

December 31, 2022 | 10-K 30

CITIZENS, INC.

increase reserves, trigger loss recognition events related to policy liabilities, accelerate amortization of DAC or COIA, and potentially impair intangible assets.

•Impact of COVID-19. COVID-19 and its related economic conditions have caused a lot of uncertainty in the world in the past three years. Our industry and our Company are no exception to the negative, uncertain and unpredictable impacts the pandemic has brought. While the direct impacts of COVID-19 (e.g., deaths) have begun to wane, the scope, duration and magnitude of the direct and indirect effects of COVID-19 are difficult or impossible to anticipate. As a result, it is not possible to predict its impact on the Company's results in 2023 or beyond.
The positive impact to our industry is that people have a higher awareness for the need for life insurance to protect their families and loved ones. However, the long-term nature of life insurance products means premiums are not yet capturing the risk that deaths or long-term illness from COVID-19 will likely remain higher than previously estimated. Additionally, life insurers will need to decide how to underwrite COVID-19 survivors, as the long-term effects of COVID-19 are still unclear.
•Availability of Reinsurance. Reinsurance market dynamics including increased cybersecurity concerns, significant weather-related losses, pandemic losses, and similar to the life insurance industry, economic-related market losses, have led to a decline in the availability of reinsurance, tighter terms (such as, for example, pandemic exclusions) and/or increased reinsurance prices. While we currently cede a limited amount of our primary insurance business to reinsurers, we may encounter difficulty in obtaining reinsurance in the future, forcing us to resort to a more expensive reinsurance market.  If we are unable to obtain affordable reinsurance coverage, this may impact our net exposures and the number of underwriting commitments.
•Technology Adoption. Innovation and digital development strategies continue to evolve and impact all industries, including the insurance industry. The onset of the COVID-19 pandemic in 2020 caused companies to adapt to a more digital operations platform, almost overnight. The insurance industry is focused on digitizing distribution channels and empowering agents with advanced digital capabilities. Access to real-time data has streamlined the way we underwrite our products. The rapid development of artificial intelligence and the demand for fee-based, value-added services are challenging our industry. Therefore, it is critical that we embrace these changes for the benefit of our policyholders, agents, employees and stockholders.

FINANCIAL EVENTS THAT MATERIALLY IMPACTED OUR BUSINESS IN 2022 AND 2021

EVENTS THAT IMPACTED 2022 RESULTS

Impact of Inflation and Rising Interest

As discussed above, the impact of inflation, which has led to market volatility and rising interest rates, had a material impact on both our results of operations and balance sheet in 2022.

The market volatility affected the fair value of our equity securities, leading to investment related losses of $10.3 million in 2022, compared to net gains $11.0 million in 2021. Investment related losses in 2022 (and gains in 2021) derive principally from our investments in equity securities and includes unrealized losses (and gains) from market price changes during the period. Investment related gains and losses can cause significant fluctuations from period to period and are not indicative of our operating results. We believe that investment related gains and losses, whether realized from dispositions or unrealized from changes in market prices of equity securities, have no bearing in understanding our reported results or in evaluating the economic performance of our business. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.

In addition, interest rates rose significantly in 2022 after being ultra-low for almost a decade. Higher interest rates typically reduce the market values of fixed income assets, as the interest payments from existing fixed income assets become less competitive relative to newer higher rate fixed income instruments. Long duration fixed maturity securities were particularly impacted by the rising rates in 2022. Because we strive to match our asset duration to our liability duration, the vast majority of our total investments are invested in longer-term fixed maturity securities and we reported a pre-tax net unrealized loss of $201.7 million on our available-for-sale securities at December 31,

December 31, 2022 | 10-K 31

CITIZENS, INC.

2022. The credit ratings and default risk of our fixed maturity securities were not significantly impacted by the rise in interest rates and volatility in 2022 and because we intend to hold the long-term investments to maturity, we do not believe that the current unrealized loss is indicative of our long-term financial strength. These unrealized losses were the single largest negative impact that led to total stockholders' equity of $1.0 million at December 31, 2022.

We also believe that the inflationary environment has led to higher surrenders and lapses in 2022 as well as lower sales, as our policyholders conserve cash due to concerns over inflation and rising costs, particularly in our Home Service Insurance segment, where our customer base is primarily middle- and lower-income individuals.

EVENTS THAT IMPACTED 2021 RESULTS

We disclosed the following events in our Annual Report on Form 10-K for the year ended December 31, 2021 and are repeating below so investors can better understand material changes to our financial results between year end 2022 and 2021.

COVID-19 Pandemic

The overall impact of COVID-19 and its related economic conditions on the Company's financial results continue to be highly uncertain and unpredictable. While the Company has implemented new strategies and processes to mitigate this impact, the scope, duration and magnitude of the direct and indirect effects of COVID-19 are difficult or impossible to anticipate. As a result, it is not possible to predict its impact on the Company's results in 2023 or beyond. Currently, some of the most significant factors affecting our business that could cause our future results to differ significantly from our prior results or forward-looking statements include:

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

December 31, 2022 | 10-K 32

CITIZENS, INC.

2022 HIGHLIGHTS

Summary

Due to the impact inflation has had on market volatility and rising interest rates during 2022, we had a net loss of $6.6 million, compared to net income of $36.8 million in 2021. As an insurance company, we hold significant invested assets in order to pay future policy liabilities. Changes in the fair value of our limited partnership investments drove investment related losses of $10.3 million in 2022, compared to investment related gains of $11.0 million in 2021. We did not sell these investments during 2022, but as discussed in Part IV, Item 15, Note 3. Fair Value Measurements, changes in fair values of our equity securities are reflected as investment related gains or losses, in addition to executed transactions that result in a gain or loss. As mentioned above, we consider investment related gains and losses, whether realized or unrealized, as non-core and incidental in understanding the quarterly or annual operating results of our insurance business. In addition to the change in investment related gains and losses, 2021 net income was positively affected by the above-described one-time $43.8 million non-cash tax benefit. Due to these investment related losses, our net loss per share of Class A common stock was $0.13 for the year ended December 31, 2022.

Key operating results (comparison of 2022 v. 2021):

↑ $3.9 million of net investment income
↓ $6.8 million of total insurance benefits paid or provided, partially offset by

↑ $1.8 million of general operating expenses
↓ $1.0 million of premium revenue

Revenue Highlights

As discussed above, insurance premiums and investment income are our primary sources of revenue and increased by $2.9 million in 2022 compared to 2021.

•Insurance premiums declined slightly in 2022 compared to 2021, totaling $173.7 million and $174.7 million, respectively due to:
◦4% growth in first year premiums in our Life Insurance segment was more than offset by lower renewal premiums in this segment due to increases in expiring matured endowments;
◦our Home Service Insurance segment insurance premiums in 2022 decreased 2% compared to 2021; and
◦our property insurance premiums increased by $1.2 million due to rate increases and the lack of hurricanes in Louisiana in 2022 versus 2021 (Hurricane Ida).
•Net investment income increased 6% in 2022 compared to 2021, totaling $65.4 million and $61.5 million, respectively, from a higher average portfolio yield in 2022 as well as a growing invested asset base. The average yield on our consolidated investment portfolio was 4.4% in 2022, a 16 basis point increase from 2021.

Benefits and Expenses Highlights

The primary use of our funds is payment of insurance benefits for claims and surrenders as well as our general operating expenses. In 2022:

•Total insurance benefits paid or provided decreased by 4% due primarily to lower future policy benefit reserves, which were a result of higher matured endowments in 2022, partially offset by increases to the future policy benefit reserves due to improved first year sales and better persistency in our Life Insurance segment.
•General expenses increased as described above.

December 31, 2022 | 10-K 33

CITIZENS, INC.

Financial Condition at December 31, 2022

•Total assets of $1.6 billion.
•Total investments of $1.3 billion; fixed maturity securities comprised 88.0% of total investments.
•$4.8 billion of direct insurance in force.
•No debt.

CONSOLIDATED RESULTS OF OPERATIONS

Our Operating Segments

We manage our business in two operating segments: Life Insurance and Home Service Insurance. See Part I. Item 1, Business for a discussion about the business operated in each segment.

Our insurance operations are the primary focus of the Company, as those operations generate most of our income.  See the discussion under Segment Operations below for detailed analysis. The amount of insurance, number of policies, and average face amounts for ordinary life policies issued during the periods indicated are shown below.

Years Ended December 31,		2022		2021
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life Insurance	$390,398,420	4,334	$90,078	$233,574,941	3,870	$60,355
Home Service Insurance	284,320,685	26,845	10,591	177,754,244	22,600	7,865
Total	$674,719,105	31,179		$411,329,185	26,470

As we have previously discussed, our strategic initiatives include the introduction of new products tailored to our specific markets. These new products helped drive the increase in total insurance issued of $263.4 million, or 64%, in 2022 compared to 2021. The growth in insurance issued was a result of both a greater number of policies issued and higher average policy face amounts issued in both segments.

The growth in our Life Insurance segment is attributable to strong sales from our new international whole life product, which accounted for 62% of total insurance issued in this segment in 2022. We continue focusing on sales promotions and campaigns and prioritizing recruiting new independent contractors and we believe we have seen the impact of these efforts in 2022.

In our Home Service Insurance segment, the increase in average policy face amounts issued is attributable to sales campaigns that focused on increasing the face amount of insurance sold as well as the introduction of our new whole life product in this segment, which has a higher maximum face value than our legacy products.

December 31, 2022 | 10-K 34

CITIZENS, INC.

REVENUES

Our revenues are primarily generated from insurance renewal premiums and investment income from invested assets.

Years ended December 31, (In thousands)	2022	2021
Revenues:
Premiums:
Life insurance	$167,586	169,801
Accident and health insurance	1,278	1,250
Property insurance	4,850	3,677
Net investment income	65,426	61,495
Investment related gains (losses)	(10,291)	10,991
Other income	3,675	3,332
Total revenues	$232,524	250,546

Total premiums decreased slightly due to lower Life insurance premiums, which declined slightly, somewhat offset by higher property insurance premiums. The increase in property insurance premiums resulted from rate increases and lower catastrophic reinsurance premiums in 2022 due to no hurricanes impacting Louisiana.

Years ended December 31, (In thousands)	2022	2021
Premiums:
First year	$17,529	17,766
Renewal	156,185	156,962
Total premiums	$173,714	174,728

Our renewal premiums comprised 90% of our total premium revenue in 2022 and 2021. Renewal premiums declined slightly in 2022 compared to 2021; we believe the decline in Life Insurance segment renewal premiums is due to the impact from a higher level of surrenders during the last few years and increasing matured endowment benefits.

Our first year premiums declined 1% in 2022 compared to 2021. We believe this is attributed to inflationary pressures, primarily in our Home Service Insurance segment.

December 31, 2022 | 10-K 35

CITIZENS, INC.

Net Investment Income. Our net investment income and investment performance is summarized as follows:

Years ended December 31, (In thousands, except for %)	2022	2021
Gross investment income:
Fixed maturity securities	$58,400	55,579
Equity securities	650	1,024
Policy loans	6,189	6,420
Other long-term investments	2,535	809
Other	246	54
Total investment income	68,020	63,886
Less investment expenses	(2,594)	(2,391)
Net investment income	$65,426	61,495

Average invested assets, at amortized cost	$1,488,408	1,451,701
Yield on average invested assets	4.40%	4.24%

Net investment income increased 6% to $65.4 million in 2022 compared to $61.5 million in 2021 driven by a growing diversified asset base as well as the rising interest rate environment.

The annualized yield increased by 16 basis points in 2022 compared to 2021 as a result of the rising interest rate environment.

Investment Related Gains (Losses).  Investment related gains and losses are as follows:

Years ended December 31, (In thousands)	2022	2021
Investment related gains (losses):
Realized investment gains (losses)	$2,278	2,977
Change in fair value of equity securities	(2,665)	376
Change in fair value of limited partnerships	(9,667)	7,452
Change in credit loss allowance	(237)	186
Investment related gains (losses), net	$(10,291)	10,991

Net investment related losses in 2022 is a primary driver of our net loss in 2022. A significant portion of these losses are related to the impact from the equity markets on the fair value in our limited partnership investments. We did not sell these investments during 2022, but as discussed in Part IV, Item 15, Note 3. Fair Value Measurements, changes in fair values of our equity securities are reflected as investment related gains or losses, in addition to executed transactions that result in a gain or loss.

In 2021, the Company realized a gain of $1.0 million on the sale of its former training facility near Austin, Texas with a gross sale price of $3.8 million. The facility was owned by Citizens and was held in Other Non-Insurance Enterprises.

Other Income. Other income consists primarily of supplemental contracts issued to policyholders in our Life Insurance segment upon the surrender or maturity of their original policies. We believe this income has been increasing due to a higher level of matured endowment benefits as well as our retention initiatives.

December 31, 2022 | 10-K 36

CITIZENS, INC.

BENEFITS AND EXPENSES

Years ended December 31, (In thousands)	2022	2021
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$119,935	119,735
Increase in future policy benefit reserves	29,640	36,444
Policyholders' dividends	6,013	6,180
Total insurance benefits paid or provided	155,588	162,359
Commissions	36,222	35,463
Other general expenses	45,177	43,370
Capitalization of deferred policy acquisition costs	(24,899)	(22,740)
Amortization of deferred policy acquisition costs	26,529	24,952
Amortization of cost of insurance acquired	974	1,206
Goodwill impairment	—	12,624
Total benefits and expenses	$239,591	257,234

Claims and Surrenders.  Payments of death claims, surrender benefits and matured endowment benefits are our primary uses of cash.

Years ended December 31, (In thousands)	2022	2021
Claims and surrenders:
Death claim benefits	$25,758	31,380
Surrender benefits	48,743	51,638
Endowment benefits	8,864	9,572
Matured endowment benefits	31,478	20,304
Property claims	780	2,112
Accident and health benefits	211	332
Other policy benefits	4,101	4,397
Total claims and surrenders	$119,935	119,735

December 31, 2022 | 10-K 37

CITIZENS, INC.

•Death claim benefits decreased 18% in 2022 compared to 2021. We believe that 2021 was negatively impacted by COVID-19 related deaths, which reduced significantly in 2022. Mortality experience and COVID-19 impacts continue to be closely monitored by the Company.

•Surrender benefits decreased 6% in 2022 compared to 2021. The decrease in surrender benefits is primarily within our Life Insurance segment. Surrender benefits, which had been increasing prior to 2021 due to international policies that had been in force for an extended period and had little or no associated surrender charges, have been decreasing the past two years. We have focused our efforts on retaining policyholders and believe we have begun to see positive benefits from these efforts starting in the second half of 2021, particularly in our international business. We believe the impact of inflation and curtailment of COVID-19 relief government aid in 2022 negatively impacted retention in our Home Service Insurance segment. Surrender benefits represented approximately 1% of total direct life insurance in force of $4.8 billion as of December 31, 2022.

•Many of our endowment policies are reaching their contractual maturity dates and thus matured endowment benefits are increasing. We anticipated the $11.2 million increase in 2022 based upon the contractual maturity dates and expect continued increases in matured endowment benefits over the next few years as these contracts expire.

•Property claim expenses decreased 63% in 2022 compared to 2021 due to no hurricanes impacting Louisiana in 2022.

Increase in Future Policy Benefit Reserves.  Future policy benefit reserves reflect the liability established to provide for the payment of policy benefits that we expect to pay in the future and thus generally increase when we have a larger in force block of business due to higher sales and better persistency (i.e., more policies on which we expect to pay future benefits) and decrease when we have lower sales and persistency. In 2022, despite issuing more insurance and increasing our in force block of business, policy benefit reserves decreased 19% compared to 2021 due to the impact of reserves released from higher matured endowment benefits.

Commissions. Commission expenses are a cost of acquiring business, as commissions are the primary compensation paid to our independent consultants and independent agents for selling our products. First year commission rates are higher than renewal commission rates. Commissions fluctuate directly in relation to sales and thus the increase in commissions in 2022 as compared to 2021 was due to higher sales in our Life Insurance segment in 2022.

Other General Expenses.  Total general expenses increased $1.8 million, or 4%, in 2022 compared to 2021 due primarily to expenses related to our sales convention, which we did not hold in 2021 due to COVID-19, as well as severance costs related to moving our international business from Bermuda to Puerto Rico. We continue to work on managing controllable operating expenses while investing in growth initiatives.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  We capitalize costs related to successful sales of our insurance products, which include certain commissions, policy issuance costs, and underwriting and agency expenses. These costs vary based upon amounts or premiums received related to new and renewal business. Capitalized DAC was $24.9 million and $22.7 million in 2022 and 2021, respectively.  Increases in capitalized amounts are in line with the increases in new sales activity.  Significantly lower amounts are capitalized related to renewal business in correlation with the lower commissions paid on that business compared to first year business, which has higher commission rates.

Amortization of Deferred Policy Acquisition Costs. Amortization of DAC totaled $26.5 million and $25.0 million in 2022 and 2021, respectively. Amortization of DAC is impacted by new business, persistency and the level of surrenders. The increase in amortization is a result of less favorable persistency in the Home Service Insurance segment and sales.

Goodwill Impairment. In 2021, we recognized a goodwill impairment in our Life Insurance segment of $12.6 million. The impairment was triggered by increases in our carrying value of the Life Insurance segment due to the release of a $43.8 million uncertain tax position in the fourth quarter of 2021 following the expiration of the statute of limitations for the tax year ended December 31, 2017.

December 31, 2022 | 10-K 38

CITIZENS, INC.

Federal Income Tax.  Federal income tax benefits of $0.4 million in 2022 and $43.5 million in 2021 resulted in effective tax rates of 6% and 650%, respectively. The significant tax benefit in 2021 is the release of the uncertain tax position of $43.8 million related to the expiration of the statute of limitations for the year ended December 31, 2017.  Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes. Refer to Note 9. Income Taxes in the notes to our consolidated financial statements for further discussion.

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

Years ended December 31, (In thousands)	2022	2021
Loss before federal income taxes:
Segments:
Life Insurance	$(682)	918
Home Service Insurance	(1,776)	(2,036)
Total Segments	(2,458)	(1,118)
Other Non-Insurance Enterprises	(4,609)	(5,570)
Total loss before federal income taxes	$(7,067)	(6,688)

December 31, 2022 | 10-K 39

CITIZENS, INC.

LIFE INSURANCE

Our Life Insurance segment primarily issues ordinary whole life insurance and endowment policies in U.S. dollar-denominated amounts to non-U.S. residents in more than 70 countries through almost 1,000 active independent marketing consultants as of December 31, 2022.

Years ended December 31, (In thousands)	2022	2021
Revenue:
Premiums
Life insurance	$124,156	125,558
Accident and health insurance	497	500
Net investment income	50,680	47,216
Investment related gains (losses), net	(8,826)	9,176
Other income	3,668	3,362
Total revenue	170,175	185,812
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	95,576	91,390
Increase in future policy benefit reserves	23,938	29,407
Policyholders' dividends	5,990	6,140
Total insurance benefits paid or provided	125,504	126,937
Commissions	20,031	18,747
Other general expenses	23,192	20,846
Capitalization of deferred policy acquisition costs	(17,942)	(16,174)
Amortization of deferred policy acquisition costs	19,810	21,571
Amortization of cost of insurance acquired	262	343
Goodwill impairment	—	12,624
Total benefits and expenses	170,857	184,894
Income (loss) before federal income taxes	$(682)	918

In our Life Insurance segment we reported a loss before federal income tax of $0.7 million in 2022 as compared to income of $0.9 million in 2021. As in our consolidated operations, the current year reflected investment related losses which can cause significant fluctuations from period to period and are not indicative of our operating results. The change in investment related gains (losses) between periods were somewhat offset by higher net investment income, lower death claim benefits and the goodwill impairment that impacted 2021.

Life Insurance Segment premium breakout is detailed below.

Years ended December 31, (In thousands)	2022	2021
Premiums:
First year	$11,892	11,420
Renewal	112,761	114,638
Total premium	$124,653	126,058

Over 90% of our Life Insurance premium revenue in both 2022 and 2021 was generated by renewal premiums. While first year premiums increased by 4% in 2022 as compared to 2021, overall premium revenue decreased slightly in 2022 compared to 2021 as renewal premiums declined by 2%. Renewal premiums have been declining

December 31, 2022 | 10-K 40

CITIZENS, INC.

over the last several years, due in part to the continued decline in production in Venezuela from one of our top distributors leaving our Company. As we discuss in Item 3 - Legal Proceedings, we believe these distributors are illegally competing with us and stealing our trade secrets and business. We began to stem the decline of renewal premiums in 2021, which we believe is due in part to our retention efforts that we also discuss in Part I. Item 1, Business - Strategic Initiatives.

We believe that the increase in first year premiums is the result of actions we have taken over the past two years in executing on our strategic initiatives to issue new products and improve distribution through focused sales promotions and campaigns. In 2022, we introduced a new whole life product tailored to our specific markets and for the first time, whole life sales became a significant percentage of our international new business sales, making up 47% of our total 2022 sales.

International Premiums. The following table sets forth, for our top five producing countries, our direct premiums from our international life insurance business for the periods indicated.

Years ended December 31, (In thousands, except for %)	2022		2021
Country:
Colombia	$25,181	20.6%	$24,829	20.2%
Taiwan	18,236	14.9	19,042	15.5
Venezuela	16,429	13.4	17,788	14.5
Ecuador	12,992	10.6	13,115	10.7
Argentina	9,251	7.6	9,160	7.5
Other Non-U.S.	40,172	32.9	38,871	31.6
Total	$122,261	100.0%	$122,805	100.0%

The five countries listed above represented the majority of the new and renewal premiums in both 2022 and 2021. Colombia and Argentina experienced growth in 2022 as compared to 2021, which we believe was driven by previously mentioned sales campaigns and the introduction of our new whole life product as well as our retention initiatives. Taiwan, Venezuela and Ecuador experienced declines in 2022 as compared to 2021, which is due to the overall decline in our renewal business as well as items discussed above.

Domestic Premiums. Domestic premiums in our Life Insurance segment were $4.6 million in 2022, compared to $5.0 million in 2021. The majority of the premium recorded in 2021 and 2022 is related to blocks of business of insurance companies we have acquired over the years as we ceased selling ordinary life in 2017. We currently offer credit life, credit disability, critical illness and final expense products domestically.

December 31, 2022 | 10-K 41

CITIZENS, INC.

Net Investment Income.  Net investment income in our Life Insurance segment increased 7% in 2022 compared to 2021 due to a growing diversified invested asset base and reinvestment into a higher interest rate environment. The majority of investment income is derived from fixed maturity securities; however, long-term investment income continued to increase as our limited partnership asset base grew.

Investment Related Gains (Losses), Net.  The investment related losses in 2022 were a result of the change in estimated fair market value for our limited partnerships, as previously discussed.

Claims and Surrenders. The following table sets forth our primary claims and surrender benefits within our Life Insurance segment.

Years ended December 31, (In thousands)	2022	2021
Claims and surrenders:
Death claim benefits	$6,091	8,160
Surrender benefits	45,554	49,439
Endowment benefits	8,851	9,565
Matured endowment benefits	30,897	19,709
Accident and health benefits	96	135
Other policy benefits	4,087	4,382
Total claims and surrenders	$95,576	91,390

The majority of our claims and surrender benefits in our Life Insurance segment were related to payment of surrender benefits and matured endowment benefits. Policy surrenders decreased 8% in 2022 as compared to 2021 and matured endowment benefits increased by 57% in 2022 as compared to 2021. Policy surrenders decreased the past couple of years as we have instituted new programs seeking to curb surrenders. Many of our endowment policies are reaching their contractual maturity dates and thus matured endowment benefits are increasing.

The other key component of claims and surrender benefits is death claim benefits, which decreased 25% in 2022 compared to 2021 due to a lower volume of reported claims, including COVID-19 related deaths. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

Increase in future policy benefit reserves. The change in future policy benefit reserves decreased 19% in 2022 compared to 2021 as a result of reserves released from higher matured endowment benefits offsetting increases in insurance issued and better persistency. In addition, the change in future policy reserves for 2021 was lower due to

December 31, 2022 | 10-K 42

CITIZENS, INC.

an $0.8 million adjustment for the conversion of a small block of policies to our new actuarial valuation system for our Life Insurance segment during the second quarter of 2021.

Other General Expenses. General expenses increased in 2022 compared to 2021 due primarily to expenses associated with our home office and expenses related to our convention and severance costs related to the move of our international business from Bermuda to Puerto Rico. We did not have a convention in 2021 due to the COVID-19 pandemic.

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

Years ended December 31, (In thousands)	2022	2021
Revenue:
Premiums
Life insurance	$43,430	44,243
Accident and health insurance	781	750
Property insurance	4,850	3,677
Net investment income	13,632	13,224
Investment related gains (losses), net	(1,277)	618
Other income	1	7
Total revenue	61,417	62,519
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	24,359	28,345
Increase in future policy benefit reserves	5,702	7,037
Policyholders' dividends	23	40
Total insurance benefits paid or provided	30,084	35,422
Commissions	16,191	16,716
Other general expenses	16,444	14,739
Capitalization of deferred policy acquisition costs	(6,957)	(6,566)
Amortization of deferred policy acquisition costs	6,719	3,381
Amortization of cost of insurance acquired	712	863
Total benefits and expenses	63,193	64,555
Income (loss) before federal income taxes	$(1,776)	(2,036)

In our Home Service segment our net loss before income tax decreased by $0.3 million in 2022 due primarily to lower death claims benefits and fewer hurricane property claims partially offset by investment related losses due to the changes in the fair value of our equity securities, higher other general operating expenses and increased amortization of deferred policy acquisition costs.

Total Home Service Insurance segment premium revenue increased slightly in 2022 compared to 2021. Our first year life insurance premiums declined in 2022 compared to 2021. We believe our premium revenue is impacted by lower persistency due to inflationary pressures. Our total number of issued policies within our Home Service segment is up approximately 20% in 2022 compared to 2021. Property insurance premiums increased in 2022

December 31, 2022 | 10-K 43

CITIZENS, INC.

compared to 2021 due to the impact of higher catastrophic reinsurance reinstatement premiums in 2021 related to the impact of Hurricane Ida.

Claims and Surrenders.  Claims and surrender benefits, which are the largest portion of our expenses in the Home Service Insurance segment are summarized below:

Years ended December 31, (In thousands)	2022	2021
Claims and surrenders:
Death claim benefits	$19,667	23,220
Surrender benefits	3,189	2,199
Endowment benefits	13	7
Matured endowment benefits	581	595
Property claims	780	2,112
Accident and health benefits	115	197
Other policy benefits	14	15
Total claims and surrenders	$24,359	28,345

The majority of claims and surrender benefits in our Home Service Insurance segment relate to death claim benefits. Death claim benefits decreased 15% in 2022 compared to 2021 due to a lower volume of reported claims, including COVID-19 related deaths. Mortality experience is closely monitored by the Company and can fluctuate based on reported claims as a key performance indicator.

Surrender benefits increased in 2022 compared to 2021. We believe the impact of inflation and curtailment of COVID-19 relief government aid in 2022 is negatively impacting persistency.

Property claims decreased in 2022 compared to 2021. The Company was impacted by Hurricane Ida in 2021. We have a reinsurance agreement that covers catastrophic events such as hurricanes. This 2021 agreement contains a maximum coverage of $11.0 million per event and a retention level of $0.5 million per event. With no hurricane activity in 2022, our property claims decreased in 2022 compared to 2021.

Increase in future policy benefit reserves. The change in future policy benefit reserves decreased 19.0% in 2022 compared to 2021 due to lower persistency as discussed above.

Other general expenses. Other general expenses increased in 2022 compared to 2021 due primarily from higher expenses related to our convention and 2021 included a released tax compliance best estimate liability of $1.8 million partially offset by lower employee health benefit costs.

Amortization of Deferred Policy Acquisition Costs. Amortization is impacted by persistency, surrenders, and new sales production and thus it may fluctuate from period to period depending on these factors. Amortization has increased in 2022, compared to 2021 from changes in persistency and higher surrenders as discussed above.

OTHER NON-INSURANCE ENTERPRISES

Years ended December 31, (In thousands)	2022	2021
Income (loss) before federal income tax	$(4,609)	(5,570)

This operating unit represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under U.S. GAAP, which typically results in a segment loss. Revenue in this operating unit consists primarily of net investment income and investment related gains or losses, while expenses consist of other general expenses. The loss reported for 2022 declined as other general expenses decreased in 2022 by not incurring fees in the current year related to the change in control of the

December 31, 2022 | 10-K 44

CITIZENS, INC.

Company nor consulting fees paid to our former CEO as we did in 2021. The Company also sold its former training facility located near Austin, Texas during 2021, resulting in a gain on the sale of $1.0 million.

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

In executing investing activities our management and third-party investment manager are incorporating environmental, social and governance factors into their respective investment processes as appropriate. These factors include investing in opportunities to help mitigate climate change by pursuing relevant investments across asset classes.

The following table shows the carrying value of our investments by investment category and cash along with the percentage of each to total invested assets.

As of December 31, (In thousands, except for %)	2022	%	2021	%
Cash and invested assets:
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$13,278	1.0%	$15,070	0.9%
Corporate	715,645	52.5	893,008	54.0
Municipal bonds (1)	307,358	22.5	383,958	23.3
Mortgage-backed (2)	99,995	7.3	133,795	8.1
Asset-backed	43,242	3.2	44,676	2.7
Foreign governments	101	—	110	—
Total fixed maturity securities	1,179,619	86.5	1,470,617	89.0
Short-term investments	1,241	0.1	—	—
Cash and cash equivalents	22,973	1.7	27,294	1.7
Other investments:
Policy loans	78,773	5.8	80,307	4.9
Equity securities	11,590	0.8	14,844	0.9
Other long-term investments	69,558	5.1	57,399	3.5
Total cash and invested assets	$1,363,754	100.0%	$1,650,461	100.0%
(1) Includes $133.2 million and $158.6 million of securities guaranteed by third parties at December 31, 2022 and 2021, respectively.
(2) Includes $98.8 million and $133.7 million of U.S. Government agencies and government-sponsored enterprises at December 31, 2022 and 2021, respectively.

The carrying value of the Company’s fixed maturity securities investment portfolio at December 31, 2022 was $1.2 billion compared to $1.5 billion at December 31, 2021. As discussed above, this decline reflects the impact of interest rate sensitivity on the fair value of our fixed maturity securities. The distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2022 did not materially change from December 31, 2021 – the weighted average was “A” at both dates.

December 31, 2022 | 10-K 45

CITIZENS, INC.

Cash and cash equivalents decreased as of December 31, 2022 compared to December 31, 2021 due to timing of cash inflows and investments of cash into marketable securities. In 2022, as fixed maturity securities matured or were called, we utilized the cash to invest into higher yielding bonds as interest rates were rising.

Other long-term investments increased to $69.6 million as of December 31, 2022, as compared to $57.4 million as of December 31, 2021, primarily due to investments of $13.3 million in limited partnerships.

At December 31, 2022, investments in fixed maturity and equity securities were 87% of our total cash and invested assets.  All of our fixed maturity securities were classified as available-for-sale at December 31, 2022 and 2021.  We had no fixed maturity securities that were classified as trading securities at December 31, 2022 or 2021.

The following table shows annualized investment yields by segment and on a consolidated basis as of December 31 for each year presented.

Year	Life Insurance	Home Service Insurance	Consolidated
2022	4.40%	4.48%	4.40%
2021	4.26%	4.37%	4.24%

Yields on investment assets vary between segment operations due to different portfolio mixes and durations in the segments. The consolidated yields include our other non-insurance enterprises. The annualized yield increased across our segments in 2022 compared to 2021 resulting primarily from the rising interest rate environment. The sustained low interest rate environment of the past several years for fixed maturity assets, which account for the majority of our investment portfolio, has required us to reinvest a portion of our portfolio at lower interest rates. Diversification of our investment portfolio into limited partnership investments helped offset a challenging investment environment for fixed maturity securities. However, insurance regulations limit the amount we can invest in these alternative investments.

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

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value.

December 31, (In thousands, except for %)	2022	%	2021	%
AAA	$36,254	3.1%	$29,572	2.0%
AA	355,615	30.1	425,996	29.0
A	331,840	28.2	418,465	28.5
BBB	440,457	37.3	565,923	38.5
BB and other	15,453	1.3	30,661	2.0
Totals	$1,179,619	100.0%	$1,470,617	100.0%

The Company made new investments in investment grade bonds during 2022.  Non-investment grade securities are the result of downgrades of issuers or securities acquired during acquisitions of other companies, as the Company has not purchased below investment grade securities.

December 31, 2022 | 10-K 46

CITIZENS, INC.

As of December 31, 2022, the Company held municipal fixed maturity securities that include third-party guarantees.  Detailed below is a presentation by credit rating of our municipal holdings by funding type.

	December 31, 2022
	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Municipal fixed maturity securities shown including third-party guarantees
AAA	$14,574	14,561	6,661	7,084	—	—	21,235	21,645	6.3%
AA	50,010	50,453	111,027	129,790	10,446	11,094	171,483	191,337	55.6
A	4,074	4,545	89,822	103,838	4,434	4,405	98,330	112,788	32.8
BBB	2,455	2,546	8,424	9,983	1,332	1,450	12,211	13,979	4.1
BB and other	2,832	3,191	1,267	1,268	—	—	4,099	4,459	1.2
Total	$73,945	75,296	217,201	251,963	16,212	16,949	307,358	344,208	100.0%
Municipal fixed maturity securities shown excluding third-party guarantees
AA	$34,710	35,012	38,020	43,042	6,559	6,509	79,289	84,563	24.6
A	16,347	16,988	122,272	143,191	6,769	7,135	145,388	167,314	48.6
BBB	4,386	4,452	26,553	30,616	1,552	1,855	32,491	36,923	10.7
BB and other	18,502	18,844	30,356	35,114	1,332	1,450	50,190	55,408	16.1
Total	$73,945	75,296	217,201	251,963	16,212	16,949	307,358	344,208	100.0%

The table below shows the categories in which the Company held investments in special revenue bonds that were greater than 10% of fair value based upon the Company's portfolio of municipal fixed maturity securities at December 31, 2022.

(In thousands, except for %)	Fair Value	Amortized Cost	% of Total Fair Value
Utilities	$49,818	54,414	16.2%
Education	48,164	55,683	15.7%
Transportation	35,759	44,670	11.6%

The Company's municipal holdings are spread across many states. However, municipal fixed maturity securities from Texas and California comprise the most significant concentration of the total municipal holdings portfolio as of December 31, 2022.

The Company holds 22% and 13% of its municipal holdings in Texas and California issuers, respectively, as of December 31, 2022. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of December 31, 2022.

December 31, 2022 | 10-K 47

CITIZENS, INC.

The table below represents the Company's detailed exposure to municipal bond portfolio by credit rating in Texas at December 31, 2022.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas securities including third-party guarantees
AAA	$14,072	14,055	2,965	3,059	—	—	17,037	17,114
AA	18,325	18,253	14,194	16,310	—	—	32,519	34,563
A	—	—	15,059	20,380	—	—	15,059	20,380
BBB	—	—	1,740	1,821	—	—	1,740	1,821
BB and other	—	—	501	502	—	—	501	502
Total	$32,397	32,308	34,459	42,072	—	—	66,856	74,380

Texas securities excluding third-party guarantees
AA	$26,395	26,312	3,004	2,993	—	—	29,399	29,305
A	4,862	4,853	24,088	31,051	—	—	28,950	35,904
BBB	1,140	1,143	4,909	5,243	—	—	6,049	6,386
BB and other	—	—	2,458	2,785	—	—	2,458	2,785
Total	$32,397	32,308	34,459	42,072	—	—	66,856	74,380

The table below represents the Company's detailed exposure to municipal bond portfolio by credit rating in California at December 31, 2022.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
California securities including third-party guarantees
AA	$1,413	1,586	28,151	35,613	2,334	2,730	31,898	39,929
A	1,213	1,650	6,041	8,090	—	—	7,254	9,740
BBB	—	—	865	865	—	—	865	865
Total	$2,626	3,236	35,057	44,568	2,334	2,730	40,017	50,534
California securities excluding third-party guarantees
AA	$—	—	4,505	5,446	—	—	4,505	5,446
A	2,626	3,236	14,213	18,978	2,334	2,730	19,173	24,944
BBB	—	—	3,624	3,937	—	—	3,624	3,937
BB and other	—	—	12,715	16,207	—	—	12,715	16,207
Total	$2,626	3,236	35,057	44,568	2,334	2,730	40,017	50,534

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

The Company assesses available-for-sale ("AFS") fixed maturity securities in an unrealized loss position for expected credit losses. The Company did not record any credit valuation allowances on fixed maturity securities in 2022 or 2021.

December 31, 2022 | 10-K 48

CITIZENS, INC.

Gross unrealized losses on AFS fixed maturity securities amounted to $205.3 million as of December 31, 2022 and $3.0 million as of December 31, 2021.  This increase in gross unrealized losses during 2022 was a result of the increase in average market interest rates compared to 2021.

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

We believe we have established appropriate reinsurance coverage based upon our net retained insured liabilities compared to our surplus.

The effect of reinsurance on premiums is as follows.

Years ended December 31, (In thousands)	2022	2021
Direct premiums	$176,973	178,806
Reinsurance assumed	74	84
Reinsurance ceded	(3,333)	(4,162)
Net premiums	$173,714	174,728

Our insurance subsidiaries monitor the solvency of their reinsurers in seeking to minimize the risk of loss in the event of default by a reinsurer.  The primary reinsurers of our insurance subsidiaries are large, well-capitalized entities who have ratings by A.M. Best Company ranging from A- (Excellent) to A+ (Superior).

The effect of reinsurance on life insurance in force is as follows.

Years ended December 31, (In millions)	2022	2021
Direct written life insurance in force	$4,797	4,628
Reinsurance assumed	4	4
Reinsurance ceded	(544)	(466)
Net life insurance in force	$4,257	4,166

Our property insurance company, SPFIC, currently carries first and second event catastrophe reinsurance coverage of $11.0 million per event and a retention level of $1.4 million per event.  Thus, SPFIC is responsible for the first $0.8 million of incurred claims and any claims in excess of $11.0 million per event. In addition, SPFIC shares responsibility with our reinsurers for up to an additional $0.6 million of incurred claims should total incurred claims reach $11.0 million per event.

December 31, 2022 | 10-K 49

CITIZENS, INC.

LIQUIDITY AND CAPITAL RESOURCES

Below are our primary capital resources (based on carrying value) at each of December 31, 2022 and 2021.

(In thousands, except for %)	2022	2021
Fixed maturity securities	$1,179,619	1,470,617
Cash and cash equivalents	22,973	27,294

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  In the year ended December 31, 2022, our operations provided $56.9 million in net cash. We manage our insurance operations as described herein in order to ensure that we have stable and reliable sources of cash flows to meet our obligations. We currently anticipate meeting our short-term and long-term cash needs with cash generated by our insurance operations and from our invested assets. From time-to-time we may raise capital by selling shares in our SIP (as defined below) and we may also access our Credit Facility if needed (also as described below).

PARENT COMPANY LIQUIDITY AND CAPITAL RESOURCES

Citizens is a holding company and has had minimal operations of its own. Our assets consist of the capital stock of our subsidiaries, cash and investments. Our liquidity requirements are met primarily from two sources: cash generated from our operating subsidiaries and our invested assets. Our ability to obtain cash from our insurance subsidiaries depends primarily upon the availability of statutorily permissible payments, including payments Citizens receives from service agreements with our insurance subsidiaries and dividends from the subsidiaries. The ability to make payments to the holding company is limited by applicable laws and regulations of Bermuda (and as of January 1, 2023, Puerto Rico), and U.S. states of domicile which subject insurance operations to significant regulatory restrictions. As discussed in Part I, Item 1, Business and Part I. Item 1A. Risk Factors, these laws and regulations require, among other things, that our insurance subsidiaries maintain minimum capital and surplus requirements, which limit the amount of dividends that can be paid to the holding company. The regulations also require approval of our service agreements with the applicable regulatory authority in order to prevent insurance subsidiaries from moving large amounts of cash to the less regulated holding company.

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

On May 5, 2021, we entered into a Credit Facility with Regions Bank. See Part IV, Item 15, Note 7, Commitments and Contingencies in the notes to our consolidated financial statements, herein, for a description of the Credit Facility. The Credit Facility provides additional liquidity to the Company for short-term and longer-term needs. As of December 31, 2022, we have not borrowed any money under the Credit Facility and have no immediate plans to do so.

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium revenues, investment income and investment maturities. Our primary uses of cash are for payments of policy benefits to policyholders, investment purchases, and operating expenses. Historically, cash flow from our operations has been sufficient to meet our cash needs and we have not had to liquidate a material amount of investments to pay our expenses and we did not do so in 2022. Premium revenue was $173.7 million and $174.7 million in the years ended December 31, 2022 and 2021, respectively. See Contractual Obligations and Off-balance Sheet Arrangements below for a discussion of known and estimated cash needs related to payments of future policy benefits and policy claims. Cash flow projections and cash flow tests under various market interest rate scenarios are performed annually to assist in evaluating liquidity needs and adequacy.

Cash from Operating Activities. Cash provided by operating activities is an important liquidity metric because it reflects, during a given period, the amount of cash generated that is available to pay our operating expenses, invest

December 31, 2022 | 10-K 50

CITIZENS, INC.

in our business or make strategic acquisitions. Cash provided by operating activities was $56.9 million and $40.5 million for the years ended December 31, 2022 and 2021, respectively. Cash provided by operations was higher in 2022 due to (i) the $8.8 million severance payment to our former CEO in 2021, and (ii) decreased death and surrender benefits in 2022.

Cash from/used in Investing Activities. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows, for the most part, are reinvested in fixed income securities and to a lesser extent limited partnerships or other alternative investments. Net cash outflows from investing activities totaled $60.7 million and $41.1 million for the years ended December 31, 2022 and 2021, respectively. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds. During 2022, we used a higher amount of cash in investing activities, as we were able to invest at higher interest rates than the past several years, thus increasing our yields. 88% of our investments consist of marketable fixed maturity securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

Trends, Demands and Restrictions on our Uses of Cash

Because claims and surrenders are our largest expense, a primary liquidity concern is the risk of either (i) an extraordinary level of early policyholder surrenders, or (ii) higher than expected mortality experience. In order to mitigate the risk of early policyholder surrenders, we include provisions in our insurance policies, such as surrender charges, that help limit and discourage early withdrawals. As previously discussed, surrender benefits have been higher than usual the last several years as many of our policies have reached the age where surrender charges have expired and due to other reasons, like the loss of one of our biggest distributors in Venezuela (see Part I, Item 3. Legal Proceedings). However, policy surrenders decreased 5.6% in 2022 when compared to 2021 as we have instituted new programs seeking to curb surrenders. To the extent that early surrenders are higher than expected, our liquidity could be negatively impacted. We continue to monitor surrenders and early withdrawals.

Our endowment products provide the policyholder with alternatives once the policy matures - they can choose to take a lump sum payout or leave the money on deposit at interest with the Company. As of December 31, 2022, 38% of the Company's total insurance in force was in endowment products. Approximately 17% of the endowments in force will mature in the next five years. Policyholder election behavior is unknown, but if too many policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell its investments at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the market rate we are earning on our investments. We currently anticipate that our available operating cash flow and capital resources will be adequate to meet our needs for funds, but we will monitor closely our policyholder behavior patterns.

We experienced increased death claim benefits in 2021, primarily due to the COVID-19 pandemic. Because the pandemic was an unforeseen event that was not priced into our product assumptions, to the extent we continue to experience increased claims and the associated death benefit payouts as a result of the COVID-19 pandemic or any other unforeseen event, our liquidity could be negatively impacted. Some of our policies include pandemic exclusions, and we carry reinsurance to offset some of these risks. However, death claim benefits decreased by 17.9% in 2022 compared to 2021.

As discussed above, we are subject to regulatory capital requirements that could affect the Company’s ability to access capital from our insurance operations or cause the Company to have to put additional cash in our wholly-owned subsidiaries.

Our domestic companies are subject to minimum capital requirements set by the NAIC in the form of risk-based capital ("RBC"). RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a parental guarantee

December 31, 2022 | 10-K 51

CITIZENS, INC.

between Citizens and CICA, Citizens' wholly-owned subsidiary domiciled in Colorado, to maintain a RBC level above 350%. At December 31, 2022, our domestic insurance subsidiaries were above the required minimum RBC levels.

CICA International is a Bermuda domiciled company. The BMA requires Bermuda insurers to maintain available statutory economic capital and surplus at a level equal to or in excess of the BMA's Enhanced Capital Requirement, which requires a certain Target Capital Level ("TCL"). As of December 31, 2022, CICA International was above the TCL threshold. As the Insurance Act permits, we requested a modification under Section 6C of the Insurance Act to remove the impact of unrealized gains or losses from the Minimum Margin of Solvency (“MMS”) requirement. On January 19, 2023, the BMA granted CICA International a permitted practice, effective December 31, 2022, pursuant to Section 6C (1) of the Insurance Act to report its fixed income maturity securities at amortized cost in its unconsolidated statutory financial statements. At the request of the BMA, on April 15, 2021, Citizens and CICA International entered into a Keep Well Agreement. The Keep Well Agreement requires Citizens to contribute up to $10 million in capital to CICA International as necessary to ensure that CICA International has a minimum capital level of 120%. Since CICA International's capital level currently exceeds 120%, Citizens is not currently required to make a capital contribution. Any capital injection that Citizens is required to make under the parental guarantee with CICA or under the Keep Well Agreement or change in our permitted practice with CICA International could negatively impact the Company's capital resources and liquidity.

CICA PR is a Puerto Rico domiciled company. The Insurance Code does not specifically set forth minimum capital and surplus standards, but rather requires that an insurer submit a business plan for approval to the OIC that includes proposed minimum capital and surplus. CICA PR is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. CICA PR began issuing new business as of January 1, 2023 and since higher costs are associated with new business than renewal business (e.g., first year commissions), we expect that Citizens will have to contribute capital to CICA PR in the foreseeable future in order to maintain the required premium to surplus ratio. Like with CICA International, any capital that Citizens is required to contribute could negatively impact the Company's capital resources and liquidity.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Our material cash requirements from known contractual and other obligations primarily relate to our policy liabilities. Expected timing of those payments are as follows:

Year ended December 31, 2022 (In thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual Obligations:
Investment commitments	$28,562	20,011	8,551	—	—
Real estate and equipment leases	10,116	1,163	2,432	2,505	4,016
Future policy benefit reserves	1,516,051	47,137	142,715	116,116	1,210,083
Policy claims payable	9,884	9,884	—	—	—
Total contractual obligations	$1,564,613	78,195	153,698	118,621	1,214,099

Future Policy Benefit Reserves and Policy Claims Payable. As a life insurance company, the vast majority of our known cash requirements are for payments related to future policy benefits and policy claims payable, which we estimated in the table above. These amounts have been projected utilizing assumptions based upon our historical experience and anticipated future experience. We have reflected the majority of the obligation in the more than five-years category due to the age of the insured, years to policy maturity and our past experience with claims and surrenders.

Real Estate Lease. The Company entered into a long-term lease agreement with an unrelated party for its home office in Austin, Texas. Payments under this long-term lease agreement average approximately $112,000 per month.

December 31, 2022 | 10-K 52

CITIZENS, INC.

The Company does not have off-balance sheet arrangements at December 31, 2022. We do not utilize special purpose entities as investment vehicles, nor do we invest in any such entities that engage in speculative activities of any nature. In addition, we do not hedge our investment positions.

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

VALUATION OF INVESTMENTS IN FIXED MATURITY SECURITIES

Based upon current accounting guidance, investment securities must be classified as held-to-maturity, available-for-sale ("AFS") or trading.  Management determines the appropriate classification at the time of purchase.  The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Fixed maturity securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity.  Securities not classified as held-to-maturity are classified as AFS and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income (loss) and do not affect earnings until realized. The Company currently does not hold any fixed maturity securities classified as held-to-maturity.

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

December 31, 2022 | 10-K 53

CITIZENS, INC.

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

DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing on an annual basis, or when an event occurs that might require loss recognition testing. If loss recognition or impairment is necessary, DAC would be written off to the extent that anticipated future premiums and investment income is insufficient to cover expected future policy benefits and expenses. Loss recognition testing considers, among other things, actual experience and projected future experience and calculates the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years.  DAC is evaluated for recoverability using best estimate assumptions related to interest rates, mortality and lapses. Based on the results of DAC recoverability and loss recognition testing, management believes that our DAC for the years ended December 31, 2022 and 2021 is recorded at its estimated realizable value. However, if mortality increases by more than 125% from our underlying assumptions a loss recognition event could occur in our Home Service Insurance segment. Likewise, if interest rates decline significantly, a loss recognition event could occur in both of our operating segments.

For DAC related to long-duration traditional insurance contracts, if the assets supporting the liabilities are in a net unrealized gain position at the balance sheet date, loss recognition testing assumptions are updated to exclude such gains from future cash flows by reflecting the impact of reinvestment rates on future yields. If a future loss is anticipated under this basis, any additional shortfall indicated by loss recognition tests is recognized as a reduction in accumulated other comprehensive income (shadow loss recognition). Similar to other loss recognition on long-duration insurance contracts, such shortfall is first reflected as a reduction in DAC and secondly as an increase in liabilities for future policy benefits. The change in these adjustments, net of tax, is included with the change in net unrealized appreciation of investments that is credited or charged directly to other comprehensive income (loss).

December 31, 2022 | 10-K 54

CITIZENS, INC.

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

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests are based initially on an estimate of the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years using best estimate assumptions related to interest rates, mortality and lapses.  Management believes that our COIA is recoverable for the years ended December 31, 2022 and 2021.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

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

We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the "lock-in concept”) unless a premium deficiency exists.  Management monitors these assumptions and has determined that a premium deficiency did not exist as of December 31, 2022.  Management believes that our policy liabilities and increase in future policy benefit reserves as of the years ended December 31, 2022 and 2021 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision. Annually, the Company completes experience studies with respect to mortality, lapse, interest and expenses. The results of these studies are used for current year reserve adequacy testing, which includes loss recognition and establishing benefit liabilities and DAC for the following year's new issues.

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

As required by U.S. GAAP, we evaluated the recoverability of deferred tax assets and the establishment of a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized. For the year ended December 31, 2022, changes in market conditions including rising interest rates, resulted in deferred tax assets related to the net unrealized capital losses in our investment portfolio. When assessing the need for a valuation allowance on the unrealized capital loss deferred tax assets, we assert a tax planning strategy to hold a majority of the underlying securities to recovery or maturity. Our ability to assert such a tax planning strategy is dependent upon factors such as our asset/liability matching process, overall investment strategy, projected future product sales and expected liquidity needs. In the event these estimates differ from our prior estimates due to the receipt of new information, we may be required to significantly change the income tax expense recorded in the consolidated financial statements. This includes a further significant decline in the value of

December 31, 2022 | 10-K 55

CITIZENS, INC.

assets incorporated into our tax planning strategies which could lead to an increase in our valuation allowance on deferred tax assets having an adverse effect on current and future results.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 8. Financial Statements and Supplementary Data and "Accounting Pronouncements" in Note 1. Summary of Significant Accounting Policies in the notes to our consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected to comply with certain scaled disclosure reporting obligations and therefore are not required to provide the information required by this Item.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and reported to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure.

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

December 31, 2022 | 10-K 56

CITIZENS, INC.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the design and operating effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this evaluation, management concluded that our internal control over financial reporting as of December 31, 2022 was effective.

Grant Thornton LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2022. Their attestation report is included in Item 9A(c) of this Annual Report.

December 31, 2022 | 10-K 57

CITIZENS, INC.

(c) ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Citizens, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Citizens, Inc. (a Colorado corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 10, 2023, expressed an unqualified opinion on those consolidated financial statements.

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

December 31, 2022 | 10-K 58

CITIZENS, INC.

become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Miami, Florida
March 10, 2023

(d) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   OTHER INFORMATION

None.

Item 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

December 31, 2022 | 10-K 59

CITIZENS, INC.

PART III

The information in this Part III indicated below is incorporated by reference from other sections of this Annual Report on Form 10-K or from our definitive proxy statement pursuant to General Instruction G(3) of Form 10-K. We plan to file our definitive proxy statement for our 2023 annual meeting of shareholders within 120 days after December 31, 2022.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, the Citizens, Inc. Omnibus Incentive Plan, as of December 31, 2022. See Note 11. Stock Compensation in the notes to our consolidated financial statements for additional information regarding our Omnibus Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	265,597	$4.65	2,359,054

Equity compensation plans not approved by security holders	—	—	—
Total	265,597	$4.65	2,359,054

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

December 31, 2022 | 10-K 60

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

December 31, 2022 | 10-K 61

CITIZENS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Citizens, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Citizens, Inc. (a Colorado corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 10, 2023 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it they relate.

Development of Assumptions used in the Future Policy Benefit Reserves Adequacy Testing

As described further in Notes 1 and 4 to the financial statements, the Company estimates future policy benefit reserves for life insurance contracts which is the liability for the payment of policy benefits it expects to pay in the future. Management’s estimate of future policy benefit reserves for life insurance was $1.31 billion as of December 31, 2022. Management tests this liability for adequacy. The adequacy testing uses key actuarial assumptions which are updated annually and include mortality, persistency, and investment experience. These assumptions are based upon the Company’s experience, modified as necessary to reflect anticipated trends and to

December 31, 2022 | 10-K 62

CITIZENS, INC.

include provisions for possible adverse deviations. We identified the development of assumptions used in the future policy benefit reserves adequacy testing as a critical audit matter.

The principal consideration for our determination that the development of assumptions used in the future policy benefit reserves adequacy testing is a critical audit matter is that the development of these assumptions requires management to make significant estimates regarding mortality, persistency, and investment experience based on historical experience and future expectations, which could result in the recording of a premium deficiency. As such, auditing the development of such assumptions involved subjective and complex auditor judgment and the involvement of an actuarial specialist.

Our audit procedures related to the development of assumptions used in the future policy benefit reserves adequacy testing included the following, among others.

•We tested the design and operating effectiveness of management’s review controls over the mortality, persistency, and investment experience assumption development and approval processes.
•We utilized an actuarial specialist in evaluating management’s methodologies and reasonableness of the assumptions of mortality, persistency, and investment experience, that were used to reperform management’s testing the adequacy of the future policy benefit reserves.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Miami, Florida
March 10, 2023

December 31, 2022 | 10-K 63

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Balance Sheets
December 31, (In thousands)	2022	2021
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $1,381,318 and $1,343,755 in 2022 and 2021, respectively)	$1,179,619	1,470,617
Equity securities, at fair value	11,590	14,844
Policy loans	78,773	80,307
Other long-term investments (portion measured at fair value $66,846 and $56,038 in 2022 and 2021, respectively)	69,558	57,399
Short-term investments	1,241	—
Total investments	1,340,781	1,623,167
Cash and cash equivalents	22,973	27,294
Accrued investment income	17,131	16,197
Reinsurance recoverable	4,560	5,539
Deferred policy acquisition costs	140,167	140,380
Cost of insurance acquired	10,260	10,611
Federal income tax receivable	601	762
Deferred tax asset, net	2,414	—
Property and equipment, net	12,926	14,074
Due premiums	11,829	10,748
Other assets (less allowance for losses of $347 and $111 in 2022 and 2021, respectively)	6,328	5,739
Total assets	$1,569,970	1,854,511

See accompanying Notes to Consolidated Financial Statements.

December 31, 2022 | 10-K 64

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Balance Sheets
December 31, continued (In thousands, except share amounts)	2022	2021
Liabilities and Stockholders' Equity
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,305,506	1,278,987
Annuities	91,234	83,918
Accident and health	767	784
Dividend accumulations	41,663	37,760
Premiums paid in advance	36,384	40,690
Policy claims payable	9,884	14,590
Other policyholders' funds	40,497	30,690
Total policy liabilities	1,525,935	1,487,419
Commissions payable	1,967	2,285
Deferred federal income tax liability, net	—	15,456
Other liabilities	41,025	28,780
Total liabilities	1,568,927	1,533,940
Commitments and contingencies (Notes 5 and 7)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 53,758,176 and 53,170,413 shares issued and outstanding as of December 31, 2022 and 2021, respectively, including shares in treasury of 3,935,581 and 3,135,738 as of December 31, 2022 and 2021	268,147	265,561
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding as of December 31, 2022 and 2021, including shares in treasury of 1,001,714 as of December 31, 2022 and 2021	3,184	3,184
Accumulated deficit	(52,203)	(45,565)
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed maturity securities, net of tax	(195,279)	117,492
Treasury stock, at cost	(22,806)	(20,101)
Total stockholders' equity	1,043	320,571
Total liabilities and stockholders' equity	$1,569,970	1,854,511

See accompanying Notes to Consolidated Financial Statements.

December 31, 2022 | 10-K 65

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Loss)
Years Ended December 31, (In thousands, except share amounts)	2022	2021
Revenues:
Premiums
Life insurance	$167,586	169,801
Accident and health insurance	1,278	1,250
Property insurance	4,850	3,677
Net investment income	65,426	61,495
Investment related gains (losses), net	(10,291)	10,991
Other income	3,675	3,332
Total revenues	232,524	250,546
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	119,935	119,735
Increase in future policy benefit reserves	29,640	36,444
Policyholders' dividends	6,013	6,180
Total insurance benefits paid or provided	155,588	162,359
Commissions	36,222	35,463
Other general expenses	45,177	43,370
Capitalization of deferred policy acquisition costs	(24,899)	(22,740)
Amortization of deferred policy acquisition costs	26,529	24,952
Amortization of cost of insurance acquired	974	1,206
Goodwill impairment	—	12,624
Total benefits and expenses	239,591	257,234
Income (loss) before federal income tax	(7,067)	(6,688)
Federal income tax expense (benefit)	(429)	(43,475)
Net income (loss)	(6,638)	36,787
Basic Earnings Per Share:
Class A common stock	$(0.13)	0.74
Class B common stock	—	0.37
Diluted Earnings Per Share:
Class A common stock	(0.13)	0.73
Class B common stock	—	0.36
Other Comprehensive Income (Loss):
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) arising during period	(330,869)	(5,055)
Reclassification adjustment for losses (gains) included in net income (loss)	104	(243)
Unrealized gains (losses) on fixed maturity securities, net	(330,765)	(5,298)
Income tax expense (benefit) on unrealized gains (losses) on fixed maturity securities	(17,994)	5,465
Other comprehensive income (loss)	(312,771)	(10,763)
Total comprehensive income (loss)	$(319,409)	26,024

See accompanying Notes to Consolidated Financial Statements.

December 31, 2022 | 10-K 66

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Stockholders' Equity

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stock-holders' equity
(In thousands)	Class A	Class B
Balance at December 31, 2020	$262,869	3,184	(82,352)	128,255	(11,011)	300,945
Comprehensive income (loss):
Net income (loss)	—	—	36,787	—	—	36,787
Unrealized gains (losses) on fixed maturity securities, net of tax	—	—	—	(10,763)	—	(10,763)
Total comprehensive income (loss)	—	—	36,787	(10,763)	—	26,024
Acquisition of treasury stock	—	—	—	—	(9,090)	(9,090)
Stock-based compensation	2,692	—	—	—	—	2,692
Balance at December 31, 2021	265,561	3,184	(45,565)	117,492	(20,101)	320,571
Comprehensive income (loss):
Net income (loss)	—	—	(6,638)	—	—	(6,638)
Unrealized gains (losses) on fixed maturity securities, net of tax	—	—	—	(312,771)	—	(312,771)
Total comprehensive income (loss)	—	—	(6,638)	(312,771)	—	(319,409)
Repurchase of treasury stock	—	—	—	—	(2,705)	(2,705)
Issuance of common stock	2,244	—	—	—	—	2,244
Stock-based compensation	342	—	—	—	—	342
Balance at December 31, 2022	$268,147	3,184	(52,203)	(195,279)	(22,806)	1,043

See accompanying Notes to Consolidated Financial Statements.

December 31, 2022 | 10-K 67

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows

Years Ended December 31, (In thousands)	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(6,638)	36,787
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment related (gains) losses, net on sales of investments and other assets	10,291	(10,991)
Net deferred policy acquisition costs	1,630	2,212
Amortization of cost of insurance acquired	974	1,206
Depreciation	536	1,140
Amortization of premiums and discounts on investments	4,240	5,568
Stock-based compensation	461	646
Deferred federal income tax expense (benefit)	124	427
Goodwill impairment	—	12,624
Change in:
Accrued investment income	(934)	(60)
Reinsurance recoverable	979	214
Due premiums	(1,081)	561
Future policy benefit reserves	29,501	35,239
Other policyholders' liabilities	4,698	14,136
Federal income tax payable	161	(44,678)
Commissions payable and other liabilities	12,652	(15,450)
Other, net	(674)	874
Net cash provided by (used in) operating activities	56,920	40,455
Cash Flows from Investing Activities:
Sales of fixed maturity securities, available-for-sale	33,914	8,238
Maturities and calls of fixed maturity securities, available-for-sale	44,493	53,089
Purchases of fixed maturity securities, available-for-sale	(120,094)	(94,265)
Sales of equity securities	500	7,383
Principal payments on mortgage loans	1,098	10
Funding of mortgage loans	—	(1,000)
Change in policy loans, net	1,534	3,011
Sales of other long-term investments and real estate	5,033	24,238
Purchases of other long-term investments	(25,870)	(40,788)
Purchases of property and equipment	(100)	(1,007)
Sales of property and equipment	—	14
Purchases of short-term investments	(1,250)	—
Net cash provided by (used in) investing activities	(60,742)	(41,077)

See accompanying Notes to Consolidated Financial Statements.

December 31, 2022 | 10-K 68

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows

Years Ended December 31, (In thousands)	2022	2021

Cash Flows from Financing Activities:
Annuity deposits	$8,626	8,839
Annuity withdrawals	(8,546)	(7,763)
Issuance of common stock	2,244	2,255
Acquisition of treasury stock	(2,705)	(9,090)
Other	(118)	(456)
Net cash provided by (used in) financing activities	(499)	(6,215)
Net decrease in cash and cash equivalents	(4,321)	(6,837)
Cash and cash equivalents at beginning of year	27,294	34,131
Cash and cash equivalents at end of year	$22,973	27,294

SUPPLEMENTAL DISCLOSURE OF OPERATING ACTIVITIES:

Cash paid for income taxes during 2022 and 2021 were $0.3 million and $1.2 million, respectively.

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During 2022 and 2021, various fixed maturity issuers exchanged securities with book values of $6.9 million and $12.1 million, respectively, for securities of equal value.

The Company recognized right-of-use assets of $0.4 million in exchange for new operating lease liabilities during 2022 and none during 2021.

See accompanying Notes to Consolidated Financial Statements.

December 31, 2022 | 10-K 69

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements of Citizens, Inc. and its wholly-owned subsidiaries have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP").

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens" or the "Company"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA"), CICA Life Ltd. ("CICA International"), CICA Life, A.I. ("CICA PR"), Citizens National Life Insurance Company ("CNLIC"), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Magnolia Guaranty Life Insurance Company ("Magnolia"), and Computing Technology, Inc. ("CTI").  All significant inter-company accounts and transactions have been eliminated. Citizens and its wholly-owned subsidiaries are collectively referred to as the "Company," "we," "us," or "our".

Our Life Insurance segment operates through CICA International, CICA PR, CICA and CNLIC. Our international life insurance business, which operates through CICA International, issues U.S. dollar-denominated endowment contracts internationally, which are principally accumulation contracts that incorporate an element of life insurance protection, and ordinary whole life insurance in U.S. dollar-denominated amounts sold to non-U.S. residents.  Effective January 1, 2023, all new policies are issued through CICA PR. These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations. Our domestic life insurance business operates through CICA and CNLIC. CICA issues credit life and disability policies and CNLIC issues ordinary whole life and critical illness policies mainly in Texas and Florida. Both companies service whole life and accident and health policies primarily in the Southern U.S., Midwest and Mountain West.

Our Home Service Insurance segment operates through our subsidiaries SPLIC, Magnolia and SPFIC, and focuses on the life insurance needs of the middle- and lower-income markets, primarily in Louisiana, Mississippi and Arkansas.  Our products in this segment consist primarily of small face amount ordinary whole life, industrial life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs as well as critical illness and property insurance policies, which cover dwelling and contents.

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

Unrealized gains (losses) of fixed maturity securities held as AFS are shown as a separate component of stockholders' equity, net of tax, and is a separate component of comprehensive income (loss).

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

December 31, 2022 | 10-K 70

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

and adverse conditions specifically related to the security, among other factors. If management deems a credit loss has occurred, the impairment is recorded through an allowance for credit losses rather than as a write-down. Changes in the allowance for credit losses are recorded through investment related gains and losses. Any impairment that has not been recorded through an allowance for credit losses is recognized in accumulated other comprehensive income (loss) on our consolidated balance sheets.

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

Other long-term investments consist primarily of investments in limited partnerships, Federal Home Loan Bank ("FHLB") common stock and mortgage loans. We initially estimate the fair value of investments in limited partnerships by reference to the transaction price. Subsequently, we obtain the fair value of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are audited annually. Recognition of investment income on these funds is delayed due to the availability of the related financial statements, which are generally obtained from the partnerships' general partners. As a result, our limited partnerships are generally reported on a three-month delay.

We are a member of the FHLB of Dallas and such membership requires members to own stock in the FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value.

Mortgage loans on real estate are reported at unpaid principal balances.

The Company had cash equivalents and fixed maturity securities with an aggregate fair value of $9.8 million and $10.1 million at December 31, 2022 and 2021, respectively, on deposit with various state regulatory authorities to fulfill statutory requirements.

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

December 31, 2022 | 10-K 71

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Traditional life insurance and accident and health insurance acquisition costs are amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing future policy benefit liabilities.  For universal life type contracts and investment contracts that include significant surrender charges or that yield significant revenues from sources other than the investment contract holders' funds, the deferred contract acquisition cost amortization is matched to the recognition of gross profit.  The effect on the DAC asset that would result from realization of unrealized gains or losses is recognized with an offset to accumulated other comprehensive income (loss) in consolidated stockholders' equity.  If an internal replacement of insurance or investment contract modification substantially changes a contract as defined in current accounting guidance, the DAC is written off immediately through income (loss) and any new deferrable costs associated with the new replacement are deferred.  If a contract modification does not substantially change the contract, the DAC amortization on the original contract will continue and any acquisition costs associated with the related modification are immediately expensed.

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

Inherent in the capitalization and amortization of DAC are certain management judgments about what acquisition costs are deferred, the ending asset balance and the annual amortization.  Approximately 95% of our capitalized DAC is attributed to first year and renewal excess commissions.  The remaining 5% is attributed to costs that vary with and are directly related to the successful acquisition of new insurance business.  Those costs generally include costs related to the production, underwriting and issuance of new business.

DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing on an annual basis, or when an event occurs that might require loss recognition testing. If loss recognition or impairment is necessary, DAC would be written off to the extent that anticipated future premiums and investment income is insufficient to cover expected future policy benefits and expenses. Loss recognition testing that considers, among other things, actual experience and projected future experience calculates the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years.  DAC is evaluated for recoverability using best estimate assumptions.  Based on the results of DAC recoverability testing and loss recognition testing, management believes that our DAC as of the years ended December 31, 2022 and 2021 limits the amount of deferred costs to its estimated recoverable value.

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

December 31, 2022 | 10-K 72

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

a reduction in DAC and secondly as an increase in liabilities for future policy benefits. The change in these adjustments, net of tax, is included with the change in net gains (losses) on available-for-sale fixed maturity securities that is credited or charged directly to other comprehensive income (loss).

The components of DAC from year to year are summarized as follows:

Years ended December 31, (In thousands)	2022	2021
Balance at beginning of period	$140,380	104,913
Capitalization of deferred policy acquisition costs	24,899	22,740
Amortization of deferred policy acquisition costs	(26,529)	(24,952)
Effects of unrealized (gains) losses	1,417	37,679
Balance at end of period	$140,167	140,380

We converted to a new actuarial valuation software solution that provided enhanced modeling capabilities for the ordinary whole life policies of CNLIC as of April 1, 2021. The impact of this system conversion, which impacted the Life Insurance segment, was an increase to pretax income of $0.7 million consisting of a reduced increase in future policy benefit reserves of $0.8 million and increased amortization of deferred policy acquisition costs of $0.1 million, reflecting changes in actuarial valuation estimates associated with the conversion.

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

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests are based initially on an estimate of the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years.  Management believes that our COIA is recoverable for the years ended December 31, 2022 and 2021.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

COIA relative to purchased blocks of insurance is summarized as follows:

Years ended December 31, (In thousands)	2022	2021
Balance at beginning of period	$10,611	11,541
Amortization	(974)	(1,206)
Change in effects of unrealized (gains) losses on COIA	623	276
Balance at end of period	$10,260	10,611

December 31, 2022 | 10-K 73

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Estimated amortization of COIA in each of the next five years and thereafter is as follows.  Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.

(In thousands)	Amount
Cost of insurance acquired:
Year:
2023	$1,107
2024	965
2025	849
2026	750
2027	665
Thereafter	5,509
9,845
Effects of unrealized (gains) losses on COIA	415
Total cost of insurance acquired	$10,260

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

Goodwill is tested for impairment on an annual basis or more frequently if indicators of potential impairment exist. The goodwill testing requires us to compare the estimated fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit is lower than its estimated fair value, no further evaluation is required. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment charge is recorded for that excess, limited to the total amount of goodwill allocated to that reporting unit. We have the option of performing an assessment of certain qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value or proceeding directly to a quantitative impairment test. We elected to apply the quantitative assessment for the goodwill in our reporting units within the Life Insurance segment as of December 31, 2021.

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

The following is a summary of changes in goodwill in our Life Insurance segment:

Years ended December 31, (In thousands)	2022	2021
Balance at beginning of period	$—	12,624
Impairment	—	12,624
Balance at end of period	$—	—

December 31, 2022 | 10-K 74

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost less accumulated depreciation.  Depreciation of property and equipment is computed using the straight-line method over the useful lives of the assets, ranging from three years to thirty years.

The following is a summary of property and equipment.

December 31, (In thousands)	2022	2021
Property and equipment:
Home office, land and buildings	$3,980	3,980
Furniture and equipment	1,267	1,236
Electronic data processing equipment and computer software	7,485	7,418
Real estate and equipment leases (See Note 7)	10,116	10,827
Total property and equipment	22,848	23,461
Accumulated depreciation	(9,922)	(9,387)
Total property and equipment	$12,926	14,074

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

The accrued account balance for non-traditional life insurance and investment contracts is computed as deposits net of withdrawals made by the contract holder, plus amounts credited based on contract specifications, less contract fees and charges assessed, plus any additional interest.  Annuity interest crediting rates range from 2.0% to 5.5% annually.  Benefits and expenses are charged against the account balance to recognize costs as incurred over the estimated lives of the contracts.  Expenses include interest credited to contract account balances and benefits paid in excess of contract account balances.

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

December 31, 2022 | 10-K 75

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

PARTICIPATING POLICIES

At December 31, 2022 and 2021, participating business approximated 55% and 59% of direct life insurance in force, respectively.

Future policy benefits on participating policies are estimated based on net level premium reserves for death and endowment policy benefits with interest rates ranging from 2.5% to 9.0%, and the cash surrender values described in such contracts.  The scaling rate used for the 2022 portfolio ranged between 2.54% for 1 year and then going up to 2.99% over 20 years and remaining there for the duration.  Earnings and dividends on participating policies are allocated based on policies in force.

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

A gain contingency is an uncertain situation that will be resolved in the future, possibly resulting in a gain. We do not allow the recognition of a gain contingency prior to settlement of the underlying event. There were none as of December 31, 2022 and 2021.

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

December 31, 2022 | 10-K 76

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Significant estimates include those used in the evaluation of credit losses on fixed maturity securities, actuarially determined assets and liabilities and assumptions, valuation allowance on deferred tax assets, valuation of uncertain tax positions and contingencies relating to litigation and regulatory matters. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the consolidated financial statements.

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
•Standardizes the liability discount rate. The liability discount rate will be a market-observable discount rate (upper-medium grade fixed-income instrument yield), with the effect of rate changes recorded in other comprehensive income (loss);
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

December 31, 2022 | 10-K 77

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For calendar-year public companies, the changes will be effective on January 1, 2023, however, early adoption is permitted. We will adopt this ASU effective January 1, 2023, with a transition date of January 1, 2021, using a modified retrospective approach. As of the January 1, 2021 transition date, the adoption of the new guidance will increase previously reported accumulated deficit by $0.1 million, net of tax, primarily from capping net premium ratios for certain policyholder benefit cohorts at 100% as of the transition date, and decrease accumulated other comprehensive income (loss) (“AOCI”) by $316.8 million, net of tax, primarily from remeasuring in-force contract liabilities using upper-medium grade fixed income instrument yields as of the transition date. As of December 31, 2022, these estimates have declined, ranging from an increase in AOCI of approximately $25 million to $75 million primarily due to the increase in interest rates since the transition date. We estimate that our previously reported accumulated deficit will decrease by a range of $50 million to $100 million primarily due to a reduction in policyholder benefits resulting from updating the underlying reserve assumptions annually compared to the use of historical assumptions that were locked at issue and reduced DAC amortization due to changes in amortization methods and the elimination of accruing and amortizing interest on existing DAC balances. All amounts assume a tax rate of 21%. In addition to the impacts to the consolidated balance sheets, we also expect an impact to the pattern of earnings emergence following the transition date.

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

No other new accounting pronouncement issued or effective during 2022 had, or is expected to have, a material impact on our consolidated financial statements.

(2) INVESTMENTS

The Company invests primarily in fixed maturity securities, which totaled 86.5% of total cash and invested assets at December 31, 2022.

Carrying Value as of December 31, (In thousands, except for %)	2022	%	2021	%
Cash and invested assets
Fixed maturity securities	$1,179,619	86.5%	$1,470,617	89.0%
Equity securities	11,590	0.8	14,844	0.9
Policy loans	78,773	5.8	80,307	4.9
Other long-term investments	69,558	5.1	57,399	3.5
Short-term investments	1,241	0.1	—	—
Cash and cash equivalents	22,973	1.7	27,294	1.7
Total cash and invested assets	$1,363,754	100.0%	$1,650,461	100.0%

December 31, 2022 | 10-K 78

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table represents the amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities as of December 31, 2022 and 2021.

December 31, 2022 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,425	152	9	9,568
U.S. Government-sponsored enterprises	3,434	277	1	3,710
States and political subdivisions	344,208	1,114	37,964	307,358
Corporate
Financial	243,758	512	42,383	201,887
Consumer	247,824	758	47,138	201,444
Utilities	115,738	39	23,790	91,987
Energy	76,065	—	11,395	64,670
All Other	184,022	683	29,048	155,657
Commercial mortgage-backed	171	—	2	169
Residential mortgage-backed	110,582	9	10,765	99,826
Asset-backed	45,991	18	2,767	43,242
Foreign governments	100	1	—	101
Total fixed maturity securities	$1,381,318	3,563	205,262	1,179,619

December 31, 2021 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,515	1,097	1	10,611
U.S. Government-sponsored enterprises	3,463	996	—	4,459
States and political subdivisions	356,594	28,056	692	383,958
Corporate
Financial	213,652	22,477	172	235,957
Consumer	219,223	23,658	900	241,981
Utilities	105,738	7,358	801	112,295
Energy	76,989	7,334	68	84,255
All Other	196,403	22,497	380	218,520
Residential mortgage-backed	117,755	16,046	6	133,795
Asset-backed	44,322	368	14	44,676
Foreign governments	101	9	—	110
Total fixed maturity securities	$1,343,755	129,896	3,034	1,470,617

December 31, 2022 | 10-K 79

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Most of the Company's equity securities are diversified stock and bond mutual funds.

Fair Value as of December 31, (In thousands)	2022	2021
Equity securities:
Stock mutual funds	$2,615	3,571
Bond mutual funds	4,337	5,060
Common stock	857	990
Non-redeemable preferred stock	8	161
Non-redeemable preferred stock fund	3,773	5,062
Total equity securities	$11,590	14,844

VALUATION OF INVESTMENTS

AFS fixed maturity securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income (loss). The Company recognized net realized losses of $2.7 million and net realized gains of $0.4 million on equity securities held for the years ended December 31, 2022 and 2021.

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

The Company recorded no credit valuation losses on fixed maturity securities for the years ended December 31, 2022 and 2021.

December 31, 2022 | 10-K 80

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For fixed maturity security investments that have unrealized losses as of December 31, 2022 and 2021, the gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows.

December 31, 2022	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$—	—	—	64	9	2	64	9	2
U.S. Government-sponsored enterprises	223	1	1	—	—	—	223	1	1
States and political subdivisions	189,084	30,866	242	14,184	7,098	14	203,268	37,964	256
Corporate
Financial	182,447	39,122	237	6,144	3,261	16	188,591	42,383	253
Consumer	164,224	34,823	220	23,417	12,315	30	187,641	47,138	250
Utilities	73,483	15,959	152	16,413	7,831	18	89,896	23,790	170
Energy	59,053	9,601	75	5,617	1,794	8	64,670	11,395	83
All Other	140,955	25,337	171	7,910	3,711	15	148,865	29,048	186
Commercial mortgage-backed	168	2	2	—	—	—	168	2	2
Residential mortgage-backed	98,758	10,514	95	759	251	5	99,517	10,765	100
Asset-backed	37,067	2,485	41	4,264	282	9	41,331	2,767	50
Total fixed maturity securities	$945,462	168,710	1,236	78,772	36,552	117	1,024,234	205,262	1,353

December 31, 2021	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$72	1	2	—	—	—	72	1	2
States and political subdivisions	21,715	692	15	—	—	—	21,715	692	15
Corporate
Financial	8,059	86	15	1,227	86	1	9,286	172	16
Consumer	29,494	777	28	2,419	123	1	31,913	900	29
Utilities	19,072	401	14	4,523	400	4	23,595	801	18
Energy	7,381	68	8	—	—	—	7,381	68	8
All Other	14,312	380	16	—	—	—	14,312	380	16
Residential mortgage-backed	1,084	6	6	—	—	—	1,084	6	6
Asset-backed	9,078	12	11	663	2	1	9,741	14	12
Total fixed maturity securities	$110,267	2,423	115	8,832	611	7	119,099	3,034	122

In each category of our fixed maturity securities described below, we do not intend to sell our investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. At December 31, 2022 and 2021, 98.7% and 98.0%, respectively, of the fair value of our fixed maturity

December 31, 2022 | 10-K 81

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

securities portfolio was rated investment grade. While the losses are currently unrealized, we continue to monitor all fixed maturity securities on an on-going basis as future information may become available which could result in an allowance being recorded.

The unrealized losses on fixed maturity securities detailed in the previous tables are due to noncredit-related factors, including widening credit spreads and rising interest rates since purchase, which have little bearing on the recoverability of our investments, hence they are not recognized as credit losses. The fair value is expected to recover as the securities approach maturity or if market yields for such investments decline.

The amortized cost and fair value of fixed maturity securities at December 31, 2022 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

(In thousands)	Amortized Cost	Fair Value
Fixed maturity securities:
Due in one year or less	$22,196	22,201
Due after one year through five years	115,395	113,416
Due after five years through ten years	247,611	235,011
Due after ten years	996,116	808,991
Total fixed maturity securities	$1,381,318	1,179,619

There were no investments that were non-income producing for the years ended December 31, 2022 or 2021.

Major categories of net investment income are summarized as follows:

Years ended December 31, (In thousands)	2022	2021
Gross investment income:
Fixed maturity securities	$58,400	55,579
Equity securities	650	1,024
Policy loans	6,189	6,420
Other long-term investments	2,535	809
Other	246	54
Total investment income	68,020	63,886
Investment expenses	(2,594)	(2,391)
Net investment income	$65,426	61,495

December 31, 2022 | 10-K 82

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

Years ended December 31, (In thousands)	2022	2021
Fixed maturity securities, available-for-sale:
Proceeds	$33,914	8,238
Gross realized gains	120	189
Gross realized losses	112	1

Equity securities:
Proceeds	$500	7,383
Gross realized gains	44	—
Gross realized losses	—	149

We sold 20 and 28 fixed maturity securities from our available-for-sale portfolio in 2022 and 2021, respectively. There was two sales of equity securities in 2022 and one sale in 2021.

Investment related gains (losses) are as follows:

Years ended December 31, (In thousands)	2022	2021
Investment related gains (losses):
Sales, calls and maturities:
Fixed maturity securities	$(104)	243
Equity securities	62	(152)
Real estate	—	981
Property and equipment	—	13
Other long-term investments	2,320	1,892
Realized investment gains (losses)	2,278	2,977
Change in fair value of equity securities	(2,665)	376
Change in fair value of limited partnerships	(9,667)	7,452
Change in credit loss allowance	(237)	186
Net investment related gains (losses)	$(10,291)	10,991

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

December 31, 2022 | 10-K 83

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

December 31, 2022 | 10-K 84

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables set forth our assets that are measured at fair value on a recurring basis.

December 31, 2022 (In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Fixed maturity securities, available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$9,567	3,711	—	13,278
States and political subdivisions	—	307,358	—	307,358
Corporate	44	715,601	—	715,645
Commercial mortgage-backed	—	169	—	169
Residential mortgage-backed	—	99,826	—	99,826
Asset-backed	—	43,242	—	43,242
Foreign governments	—	101	—	101
Total fixed maturity securities available-for-sale	9,611	1,170,008	—	1,179,619

Equity securities:
Stock mutual funds	2,615	—	—	2,615
Bond mutual funds	4,337	—	—	4,337
Common stock	857	—	—	857
Non-redeemable preferred stock	8	—	—	8
Non-redeemable preferred stock fund	3,773	—	—	3,773
Total equity securities	11,590	—	—	11,590
Other long-term investments (1)	—	—	—	66,846
Total financial assets	$21,201	1,170,008	—	1,258,055
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

December 31, 2022 | 10-K 85

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

December 31, 2021 (In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Fixed maturity securities, available-for-sale:
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
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At December 31, 2022, fixed maturity securities, valued using a third-party pricing source, totaled $1.2 billion for Level 2 assets and comprised 93.0% of total reported fair value of our financial assets. The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades. In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness. There were no Level 3 assets as of December 31, 2022 and 2021. For the year ended December 31, 2022, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Limited partnerships. The Company considers the net asset value ("NAV") to represent the value of the investment fund and is measured by the total value of assets minus the total value of liabilities. The following table includes information related to our investments in limited partnerships that calculate NAV per share. For these investments, which are measured at fair value on a recurring basis, we use the NAV per share to measure fair value. The Company recognized net investment related losses of $9.7 million on limited partnerships held for the year ended

December 31, 2022 | 10-K 86

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

December 31, 2022 and gains of $7.5 million for year 2021. These investments are included in other long-term investments on the consolidated balance sheets.

		December 31, 2022			December 31, 2021
(In thousands, except years)		Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)	Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)
	Description
Limited partnerships
Middle market	Investments in privately-originated, performing senior secured debt primarily in North America-based companies	$33,234	6,011	5	$21,947	18,712	10
Global equity fund	Investments in common stocks of U.S., international developed and emerging markets with a focus on long-term capital growth	9,037	—	0	10,607	—	0
Late-stage growth	Investments in private late-stage, established companies seeking capital to accelerate growth prior to an IPO or sale	16,892	18,444	5 to 7	20,468	4,459	6
Infrastructure	Investments in environmental infrastructure and related technology, focusing on renewable power generation and distribution	7,683	4,107	11	3,016	16,653	12
Total limited partnerships		$66,846	28,562		$56,038	39,824

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated financial statements not otherwise disclosed for the periods indicated were as follows:

	December 31, 2022		December 31, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Policy loans	$78,773	78,773	80,307	80,307
Commercial mortgage loan	—	—	1,000	1,000
Residential mortgage loans	49	50	148	169
Cash and cash equivalents	22,973	22,973	27,294	27,294
Financial liabilities:
Annuity - investment contracts	67,344	61,701	64,384	72,352

Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at both December 31, 2022 and 2021 and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  Policy loans are an integral part of the life insurance policies we have

December 31, 2022 | 10-K 87

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Residential mortgage loans. Mortgage loans are secured principally by residential properties.  Weighted average interest rates for these loans were approximately 7.0% at December 31, 2022 and 6.4% at December 31, 2021. At December 31, 2022, the remaining loan matures in six years.  Management estimated the fair value using an annual interest rate of 6.25% at both December 31, 2022 and 2021. Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Cash and cash equivalents. The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 liabilities, was estimated at December 31, 2022 and 2021 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 4.74% to 5.09% and 0.50% to 2.63%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Other long-term investments. The following table summarizes the carrying amounts of other long-term investments.

As of December 31, (In thousands)	2022	2021
Other long-term investments:
Limited partnerships	$69,294	56,038
FHLB common stock	193	192
Mortgage loans	49	1,148
All other investments	22	21
Total other long-term investments	$69,558	57,399

We carried $2.4 million of limited partnership investments at cost at December 31, 2022. None were carried at cost at December 31, 2021.

We are a member of the FHLB of Dallas and such membership requires members to own stock in the FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value.

(4) POLICY LIABILITIES AND SHORT DURATION CONTRACTS

Various assumptions used to determine the future policy benefit reserves of life insurance include valuation interest rates, mortality assumptions and withdrawals.

December 31, 2022 | 10-K 88

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents information on changes in the liability for life, accident and health and property policy and contract claims.

Years ended December 31, (In thousands)	2022	2021
Policy claims payable:
Balance at January 1	$14,590	13,206
Less: reinsurance recoverable	2,469	3,012
Net balance at January 1	12,121	10,194
Add claims incurred, related to:
Current year	28,720	32,595
Prior years(1)	(46)	1,052
	28,674	33,647
Deduct claims paid, related to:
Current year	22,771	23,369
Prior years	10,210	8,351
	32,981	31,720
Net balance December 31	7,814	12,121
Plus: reinsurance recoverable	2,070	2,469
Balance at December 31	$9,884	14,590
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

December 31, 2022 | 10-K 89

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Special Property Insurance (Allied and Fire)

The following table presents incurred claims development as of December 31, 2022, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts. This information is presented for the last five years as these claims rarely pay out over a longer period of time.

						As of December 31, 2022
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance					Total of Incurred but Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
($ In thousands)	2018	2019	2020	2021	2022
Accident Year:	(Unaudited)
2018	$1,542	1,427	1,432	1,436	1,430	—	496
2019		1,549	1,150	1,161	1,106	1	610
2020			2,598	2,670	2,577	2	2,397
2021				2,087	1,644	5	2,369
2022					1,213	177	313
Total					$7,970

The following table presents paid claims development as of December 31, 2022, net of reinsurance.

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years ended December 31,
(In thousands)	2018	2019	2020	2021	2022
Accident Year:	(Unaudited)
2018	$1,330	1,425	1,430	1,430	1,430
2019		1,166	1,071	1,091	1,105
2020			1,997	2,639	2,575
2021				1,435	1,639
2022					1,011
Total					$7,760
All outstanding liabilities before 2018, net of reinsurance					$—
Liabilities for claims and claim adjustment expenses, net of reinsurance					$263

December 31, 2022 | 10-K 90

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets are as follows:

As of December 31, (In thousands)	2022	2021
Net outstanding liabilities:
Special property	$263	796
Other short duration insurance lines	158	253
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	421	1,049
Reinsurance recoverable on unpaid claims:
Special property	1,275	2,083
Other short duration insurance lines	798	386
Total reinsurance recoverable on unpaid claims	2,073	2,469
Insurance lines other than short duration	7,390	11,072
Total gross liability for unpaid claims and claim adjustment expense	$9,884	14,590

The following is supplementary information to the consolidated financial statements about average historical claims duration as of December 31, 2022.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Years	1	2	3	4	5

Special property	98%	10%	—%	1%	—%

(5) REINSURANCE

In the normal course of business, the Company reinsures portions of certain policies that we underwrite to limit disproportionate risks. During 2022 and 2021, we generally retained $100,000 on any one individual life insurance policy. The Company also reinsures 100% of our accidental death benefit rider coverage. The Company maintains catastrophe reinsurance with the net retention on any one loss of $30,000, which is the maximum policy limit on any single risk. During 2022, this reinsurance provided $11.0 million of coverage with the Company retaining $1.4 million of the risk. In 2021, this reinsurance provided $10.5 million of coverage once the Company paid a $0.5 million deductible. In consideration for a reinstatement premium, second event coverage is provided under the same terms for both years. The Company's principal reinsurers are R+V Versicherung AG and Lloyds Underwriter Syndicates. The Company remains contingently liable in the event that any of the reinsurers are unable to meet their obligations under any reinsurance agreement.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  We obtain reinsurance from multiple reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers. The ratings by A.M. Best Company range from A- (Excellent) to A+ (Superior).  Assumed and ceded life reinsurance activity is summarized as follows:

December 31, (In thousands)	2022	2021
Aggregate assumed life insurance in force	$4,074	4,366
Aggregate ceded life insurance in force	$543,496	465,954
Net life insurance in force	$4,257,148	4,165,921

December 31, 2022 | 10-K 91

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company's reinsurance recoverable on ceded reinsurance was $4.6 million and $5.5 million in 2022 and 2021, respectively.  Premiums, claims and surrenders assumed and ceded for all lines of business for these years are summarized as follows:

Years ended December 31, (In thousands)	2022	2021
Premiums from short-duration contracts:
Direct	$7,862	7,631
Assumed	—	—
Ceded	(1,413)	(2,312)
Net premiums earned	6,449	5,319
Premiums from long-duration contracts:
Direct	169,111	171,175
Assumed	74	84
Ceded	(1,920)	(1,850)
Net premiums earned	167,265	169,409
Total premiums earned	$173,714	174,728
Claims and surrenders assumed	$151	169
Claims and surrenders ceded	$(1,130)	(11,764)

During the third quarter of 2021, SPFIC was impacted by Hurricane Ida, the second-most damaging and intense hurricane in Louisiana on record, behind Hurricane Katrina in 2005. The Company has a reinsurance agreement that covers catastrophic events such as Hurricane Ida. We paid the $0.5 million retention in claim amounts for Ida and did not exceed the maximum reinsurance coverage.

(6) STOCKHOLDERS' EQUITY AND RESTRICTIONS

STOCK

Our Restated and Amended Articles of Incorporation authorize the issuance of 127,000,000 shares, of which 100,000,000 shares shall be Class A common stock, 2,000,000 shares shall be Class B common stock, and 25,000,000 shall be preferred stock. The two authorized classes of common stock are equal in all respects, except (a) each share of Class A common stock is entitled to receive twice the cash dividends paid on a per share basis to the Class B common stock, if any; and (b) the holders of the Class B common stock have the exclusive right to elect a simple majority of the Board of Directors of Citizens. In April 2021, we repurchased all of the outstanding Class B common stock and it is now classified as treasury stock. As a result, all of the directors are elected by the holders of the Class A common stock. Citizens has never issued any preferred stock.

December 31, 2022 | 10-K 92

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of the change in number of shares of Class A and Class B common stock and treasury stock issued is as follows:

(In thousands)	Common Stock		Treasury
	Class A	Class B	Stock
Balance at December 31, 2020	52,654	1,002	3,136
Stock issued under stock investment plan	404	—	—
Stock issued for compensation	112	—	—
Acquisition of Class B shares	—	—	1,002
Balance at December 31, 2021	53,170	1,002	4,138
Stock issued under stock investment plan	475	—	—
Stock issued for compensation	91	—	—
Acquisition of Class A shares	—	—	799
Other share issuance	22	—	—
Balance at December 31, 2022	53,758	1,002	4,937

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

Years ended December 31, (In thousands, except per share amounts)	2022	2021
Net income (loss)	$(6,638)	36,787
Numerator for Basic Earnings Per Share:
Net income (loss) allocated to Class A common stock	$(6,638)	36,673
Net income (loss) allocated to Class B common stock	—	114
Net income (loss)	$(6,638)	36,787
Denominator for Basic Earnings Per Share:
Weighted average shares of Class A outstanding	50,139	49,664
Weighted average shares of Class B outstanding	—	308
Total weighted average shares outstanding	50,139	49,972
Basic earnings (loss) per share of Class A common stock	$(0.13)	0.74
Basic earnings (loss) per share of Class B common stock	—	0.37

Numerator for Diluted Earnings Per Share:
Net income (loss) allocated to Class A common stock	$(6,638)	36,675
Net income (loss) allocated to Class B common stock	—	112
Net income (loss)	$(6,638)	36,787
Denominator for Diluted Earnings Per Share:
Weighted average shares of Class A outstanding	50,867	50,337
Weighted average shares of Class B outstanding	—	308
Total weighted average shares outstanding	50,867	50,645
Diluted earnings (loss) per share of Class A common stock	$(0.13)	0.73
Diluted earnings (loss) per share of Class B common stock	—	0.36

December 31, 2022 | 10-K 93

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As of December 31, (In thousands)	2022	2021
Combined statutory capital and surplus
Life insurance operations	$35,433	43,138
Property insurance operations	6,912	5,298
Total combined statutory capital and surplus	$42,345	48,436

Years ended December 31, (In thousands)	2022	2021
Combined statutory net income (loss)
Life insurance operations	$(1,885)	5,280
Property insurance operations	1,615	(1,512)
Total combined statutory net income (loss)	$(270)	3,768

Generally, the net assets of the domestic insurance subsidiaries available for transfer to their immediate parent are limited to the lesser of the subsidiary's net gain from operations during the preceding year or 10% of the subsidiary's net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities.  Under these practices, total surplus at December 31, 2022 was $32.3 million and net gain from operations was $0.7 million for CICA for the year ended December 31, 2022.  Based upon these amounts, a $0.7 million dividend could be paid to the Company without prior regulatory approval in 2023. Payments of dividends in excess of such amounts would generally require approval by regulatory authorities.

Our domestic insurance subsidiaries have calculated their risk-based capital ("RBC") in accordance with the National Association of Insurance Commissioners' ("NAIC") Model Rule and the RBC rules as adopted by their respective states of domicile. As part of the novation transaction with CICA International, the Company agreed to infuse capital into CICA as required by the Colorado Department of Insurance to maintain CICA's RBC above 350% in any future calendar year-end periods. All domestic insurance subsidiaries exceeded RBC minimum levels at December 31, 2022.

Under the Bermuda Insurance Act 1978 (the "Insurance Act"), an insurer is prohibited from declaring or paying a dividend if it is in breach of its Enhanced Capital Requirement (“ECR”) or Minimum Margin of Solvency (“MMS”) or if the declaration or payment of such dividend would cause such a breach. Where an insurer fails to meet its MMS on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Bermuda Monetary Authority (the “BMA” or the "Authority"). Insurers are also prohibited from paying a dividend in an amount exceeding 25% of the prior year’s total statutory capital and surplus, unless at least two members of the board of directors and its principal representative sign and submit to the BMA an affidavit attesting that a dividend in excess of this amount would not cause such insurer to fail to meet its relevant margins. In certain instances, the insurer would also be required to provide prior notice to the BMA in advance of the payment of dividends.

In the event that such an affidavit is submitted to the BMA in accordance with the Insurance Act, and further subject to CICA International meeting its MMS and ECR requirements, CICA International would be permitted to distribute a dividend not exceeding 25% of its prior year's total statutory capital and surplus. Distributions in excess of this amount require the approval of the BMA. Further, CICA International must obtain the BMA’s prior approval before

December 31, 2022 | 10-K 94

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

reducing its total statutory capital as shown in its previous financial year statutory balance sheet by 15% or more. CICA International is also prohibited from declaring or paying any dividends unless the value of its long-term business assets exceeds its long-term business liabilities, as certified by its approved actuary, by the amount of the dividend and at least the MMS. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to those under Bermuda’s Companies Act 1981, which apply to all Bermuda-domiciled companies. Based upon these rules, CICA International can pay a dividend of $4.6 million without prior regulatory approval in 2023. However, the BMA has requested that CICA International notify it in advance of any potential dividend payments and any intercompany related payments or transactions.

As of December 31, (In thousands)	2022	2021
CICA International capital and surplus	$61,801	141,931

Years ended December 31, (In thousands)	2022	2021
CICA International net income (loss)	$(1,024)	14,029

The BMA established risk-based regulatory capital adequacy and solvency margin requirements for Bermuda insurers that require us to calculate our ECR by using the Bermuda Solvency Capital Requirement ("BSCR"). CICA International held capital in excess of the BSCR requirements at December 31, 2022. At the request of the BMA, on April 15, 2021, Citizens and CICA International entered into a Keep Well Agreement. The Keep Well Agreement requires Citizens to contribute up to $10 million in capital to CICA International as necessary to ensure that CICA International has a minimum capital level of 120% (equal to the TCL). Since CICA International's capital level currently exceeds 120%, Citizens is not currently required to make a capital contribution.

As the Insurance Act permits, we requested a modification under Section 6C of the Insurance Act to remove the impact of unrealized gains or losses from the MMS requirement. On January 19, 2023, the BMA granted CICA International a permitted practice, effective December 31, 2022, pursuant to Section 6C (1) of the Insurance Act to report its fixed income maturity securities at amortized cost in its unconsolidated statutory financial statements.

(7) COMMITMENTS AND CONTINGENCIES

LITIGATION AND REGULATORY ACTIONS

From time to time we are subject to legal and regulatory actions relating to our business. We defend all claims vigorously.  As a result, we incur defense costs, including attorneys' fees, other direct litigation costs and the expenditure of management time that otherwise would be devoted to our business. If we suffer an adverse judgment as a result of litigation claims or if a regulator fines us, it could have a material adverse effect on our business, results of operations and financial condition.

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

December 31, 2022 | 10-K 95

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Obligations under the Credit Facility are secured by substantially all of the assets of the Company other than the equity interests in all of the regulated insurance subsidiaries, real estate owned by the Company, and other limited exceptions. The Credit Facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to restrictions on indebtedness, liens, investments, asset dispositions and restricted payments. As of December 31, 2022, the Company had not borrowed any funds against the Credit Facility and was not in violation of any covenants.

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

Our operating lease liabilities had a weighted-average lease term of 7.7 years remaining as of December 31, 2022.

Maturities of our remaining operating lease liabilities as of December 31, 2022 are as follows.

(In thousands)	Operating Lease Payments
Maturity of operating lease liabilities:
2023	$1,404
2024	1,440
2025	1,381
2026	1,368
2027	1,402
After 2027	4,165
Total operating lease payments	11,160
Interest expense	(1,044)
Present value of operating lease liabilities	$10,116

We record the lease right-of-use asset in Property and Equipment, net and the lease liability in Other Liabilities using a weighted average discount rate of 2.59%. Cash payments related to the operating lease liabilities were $1.4 million for both of the years ended December 31, 2022 and 2021 and were reported in operating cash flows.

The Company does not engage in lease agreements among related parties.

As of December 31, 2022, CICA International is committed to fund investments up to $28.6 million related to limited partnership investments.

(8) SEGMENT AND OTHER OPERATING INFORMATION

The Company has two reportable segments:  Life Insurance and Home Service Insurance. Our Life Insurance segment issues endowment contracts, which are principally accumulation contracts that incorporate an element of life insurance protection, and ordinary whole life insurance to non-U.S. residents through CICA International.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional coverage and annuity benefits to enhance accumulations. CICA issues credit life and credit disability and accident and health related policies throughout the Midwest and southern U.S. CNLIC issues ordinary whole life and critical illness products.

December 31, 2022 | 10-K 96

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our Home Service Insurance segment operates through our subsidiaries SPLIC, Magnolia and SPFIC, and focuses on the life insurance needs of the middle- and lower-income markets, primarily in Louisiana, Mississippi and Arkansas.  Our policies are sold and serviced through 165 funeral homes and 430 independent agents who sell policies, collect premiums and service policyholders.  Our Home Service Insurance segment also sells property insurance policies in Louisiana.

The Life Insurance and Home Service Insurance portions of the Company constitute separate businesses. In addition to the Life Insurance and Home Service Insurance business, the Company also operates other non-insurance portions of the Company ("Other Non-Insurance Enterprises"), which primarily include the Company’s IT and Corporate-support functions that is included in the tables presented below to properly reconcile the segment information with the consolidated financial statements of the Company.

The accounting policies of the reportable segments and Other Non-Insurance Enterprises are presented in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies.  The Company evaluates profit and loss performance based on U.S. GAAP net income (loss) before federal income taxes for its two reportable segments.

The Company's Other Non-Insurance Enterprises represents the only difference between segments and reported consolidated operations.

Year ended December 31, 2022 (In thousands)	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Revenues:
Premiums
Life insurance	$124,156	43,430	—	167,586
Accident and health insurance	497	781	—	1,278
Property insurance	—	4,850	—	4,850
Net investment income (loss)	50,680	13,632	1,114	65,426
Investment related gains (losses), net	(8,826)	(1,277)	(188)	(10,291)
Other income (loss)	3,668	1	6	3,675
Total revenue	170,175	61,417	932	232,524
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	95,576	24,359	—	119,935
Increase in future policy benefit reserves	23,938	5,702	—	29,640
Policyholders' dividends	5,990	23	—	6,013
Total insurance benefits paid or provided	125,504	30,084	—	155,588
Commissions	20,031	16,191	—	36,222
Other general expenses	23,192	16,444	5,541	45,177
Capitalization of deferred policy acquisition costs	(17,942)	(6,957)	—	(24,899)
Amortization of deferred policy acquisition costs	19,810	6,719	—	26,529
Amortization of cost of insurance acquired	262	712	—	974
Total benefits and expenses	170,857	63,193	5,541	239,591
Income (loss) before federal income tax	$(682)	(1,776)	(4,609)	(7,067)

December 31, 2022 | 10-K 97

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Year ended December 31, 2021 (In thousands)	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Revenues:
Premiums
Life insurance	$125,558	44,243	—	169,801
Accident and health insurance	500	750	—	1,250
Property insurance	—	3,677	—	3,677
Net investment income (loss)	47,216	13,224	1,055	61,495
Investment related gains (losses), net	9,176	618	1,197	10,991
Other income (loss)	3,362	7	(37)	3,332
Total revenue	185,812	62,519	2,215	250,546
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	91,390	28,345	—	119,735
Increase in future policy benefit reserves	29,407	7,037	—	36,444
Policyholders' dividends	6,140	40	—	6,180
Total insurance benefits paid or provided	126,937	35,422	—	162,359
Commissions	18,747	16,716	—	35,463
Other general expenses	20,846	14,739	7,785	43,370
Capitalization of deferred policy acquisition costs	(16,174)	(6,566)	—	(22,740)
Amortization of deferred policy acquisition costs	21,571	3,381	—	24,952
Amortization of cost of insurance acquired	343	863	—	1,206
Goodwill impairment	12,624	—	—	12,624
Total benefits and expenses	184,894	64,555	7,785	257,234
Income (loss) before federal income tax	$918	(2,036)	(5,570)	(6,688)

The table below summarizes assets by segment.

December 31, (In thousands)	2022	2021
Assets:
Life Insurance	$1,176,246	1,390,392
Home Service Insurance	338,977	407,603
Other Non-Insurance Enterprises	54,747	56,516
Total assets	$1,569,970	1,854,511

December 31, 2022 | 10-K 98

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

GEOGRAPHIC INFORMATION

The following table sets forth, by country, the Company's annual total of earned premiums from geographic area for the years indicated:

Years ended December 31, (In thousands)	2022	2021
Area:
United States	$54,712	56,000
Colombia	25,181	24,829
Taiwan	18,236	19,042
Venezuela	16,429	17,788
Ecuador	12,992	13,115
Argentina	9,251	9,160
Other foreign countries	40,172	38,871
Net reinsurance	(3,259)	(4,077)
Total premiums	$173,714	174,728

(9) INCOME TAXES

CICA International, a wholly-owned subsidiary of Citizens, is considered a controlled foreign corporation for federal income tax purposes. As a result, the insurance activity of CICA International is subject to Subpart F of the IRC and is included in Citizens’ taxable income. Due to the 0% enacted tax rate in Bermuda there are no deferred taxes recorded for CICA International's temporary differences. For both of the years ended December 31, 2022 and 2021, the Subpart F income inclusion generated $2.1 million of federal income tax expense.

CICA PR, a wholly-owned subsidiary of Citizens, was formed in September 2022. CICA PR is considered a controlled foreign corporation for federal income tax purposes. CICA PR's insurance activity will be subject to Subpart F of the IRC and included in Citizens' taxable income. CICA PR's activity for the current period is immaterial to the financial statements as it was not operational until 2023.

A reconciliation between the U.S. corporate income tax rate and the effective income tax rate is as follows:

Years ended December 31, (In thousands, except for %)	2022	%	2021	%
Expected tax expense (benefit)	$(1,484)	21.0%	$(1,404)	21.0%
Change in valuation allowance	1	—	—	—
Foreign income tax rate differential	151	(2.1)	(2,912)	43.5
Tax-exempt interest and dividends-received deduction	(63)	0.9	(114)	1.7
Adjustment of prior year taxes	—	—	(61)	0.9
Effect of uncertain tax position	(1,185)	16.8	(43,834)	655.4
Nondeductible costs to remediate tax compliance issue	—	—	(176)	2.6
Compensation limitation under 162(m) and 280(g)	67	(0.9)	(21)	0.3
Subpart F income	2,053	(29.1)	2,102	(31.4)
Rate differential on net operating loss carryback claim	—	—	295	(4.4)
Goodwill impairment	—	—	2,651	(39.6)
Other	31	(0.5)	(1)	—
Total federal income tax expense (benefit)	$(429)	6.1%	$(43,475)	650.0%

December 31, 2022 | 10-K 99

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Income tax expense (benefit) consists of:

Years ended December 31, (In thousands)	2022	2021
Income tax expense (benefit):
Current - normal operations	$632	(68)
Current - UTP release impact	(1,185)	(43,834)
Deferred	124	427
Total income tax expense (benefit)	$(429)	(43,475)

The components of deferred federal income taxes are as follows:

December 31, (In thousands)	2022	2021
Deferred tax assets:
Future policy benefit reserves	$2,632	2,572
Net operating and capital loss carryforwards	388	1,545
Accrued policyholder dividends and expenses	134	115
Investments	113	218
Deferred intercompany loss	1,744	1,848
Unrealized losses on investments available-for-sale	11,688	—
Accrued compensation	360	337
Lease liability	2,124	2,274
Other	440	236
Total gross deferred tax assets	19,623	9,145
Less:
Valuation allowance	4,238	—
Net deferred tax assets	15,385	9,145
Deferred tax liabilities:
DAC, COIA and intangible assets	(8,571)	(8,955)
Unrealized gains on investments available-for-sale	—	(10,350)
Tax reserves transition liability	(2,242)	(2,989)
Right-of-use lease asset	(2,124)	(2,274)
Other	(34)	(33)
Total gross deferred tax liabilities	(12,971)	(24,601)
Net deferred tax asset (liability)	$2,414	(15,456)

December 31, 2022 | 10-K 100

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of the changes in the components of deferred federal and state income taxes is as follows:

December 31, (In thousands)	2022	2021
Deferred federal and state income taxes:
Balance January 1,	$(15,456)	(9,564)
Deferred tax benefit (expense)	(124)	(427)
Investments available-for-sale	21,770	(5,709)
Change in valuation allowance	(4,238)	—
Effects of unrealized gains on DAC, COIA and reserves	462	244
Balance December 31,	$2,414	(15,456)

The Company and our subsidiaries have net operating loss carryforwards of $0.9 million at December 31, 2022. The Company and our subsidiaries have capital loss carryforwards of $0.9 million at December 31, 2022, which begin expiring in 2026.

At December 31, 2022, we determined it was more likely than not that a portion of our capital deferred tax assets would not be realized in their entirety. Thus, the Company holds a $4.2 million valuation allowance in other comprehensive income (loss) at December 31, 2022. We did not hold any valuation allowances at December 31, 2021.

The Company recognizes only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority.

A reconciliation of unrecognized tax benefits is as follows:

Years ended December 31, (In thousands)	2022	2021
Balance at January 1,	$2,156	45,990
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(1,185)	(43,834)
Balance December 31,	$971	2,156

This unrecognized tax benefit is reported net in current federal income tax payable on the consolidated balance sheets. Included in these amounts are interest expense of $0.2 million and $0.4 million with respect to unrecognized tax benefits as of December 31, 2022 and 2021, respectively.

The Company’s unrecognized tax benefits at December 31, 2022 would affect the effective tax rate if recognized. The Company accrued an uncertain tax position of $2.2 million at December 31, 2021. However, the Company released $1.2 million of this uncertain tax position, including interest, during the fourth quarter of 2022 following the expiration of the statute of limitations on the tax year ended December 31, 2018. The Company believes it is reasonably possible that the remaining uncertain tax benefits will decrease within the next twelve months.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.  In the consolidated statements of operations and comprehensive income (loss), the amount of interest income recorded was $0.2 million and $9.5 million for the years ended December 31, 2022 and 2021, respectively.

December 31, 2022 | 10-K 101

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in response to the COVID-19 pandemic. The CARES Act, among other things, permitted net operating losses incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During the year ended December 31, 2021, the Company was able to claim a net refund for taxes paid in preceding years as a result of the CARES Act. As of December 31, 2022, the Company has an accrued tax refund remaining of $1.5 million.

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

The Company and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various U.S. states. Our subsidiaries are subject to examination by U.S. tax authorities for tax years 2014 - 2016 and 2019 - 2021.

December 31, 2022 | 10-K 102

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10) OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% in 2022 and 2021, as indicated below.

(In thousands)	Amount	Tax Effect	Total
Year ended December 31, 2022
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$(328,673)	21,792	(306,881)
Reclassification adjustment for (gains) losses included in net income	104	(22)	82
Effects on DAC	1,416	(296)	1,120
Effects on COIA	623	(131)	492
Effects on unearned revenue reserves	(4,235)	889	(3,346)
Change in tax valuation allowance	—	(4,238)	(4,238)
Other comprehensive income (loss)	$(330,765)	17,994	(312,771)
Year ended December 31, 2021
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$(41,123)	3,084	(38,039)
Reclassification adjustment for (gains) losses included in net income	(243)	51	(192)
Effects on DAC	37,679	(8,938)	28,741
Effects on COIA	276	(58)	218
Effects on unearned revenue reserves	(1,887)	396	(1,491)
Other comprehensive income (loss)	$(5,298)	(5,465)	(10,763)

(11) STOCK COMPENSATION

In 2022 and 2021, the Company's Board of Directors approved awards of restricted stock units ("RSUs") under the Citizens, Inc. Omnibus Incentive Plan for non-employee directors and the executive management team. The RSUs granted to the directors vest one year from the date of the annual shareholders meeting, subject to continued service on the Board. RSUs to the executive management team are subject to achieving performance goals and once the goals are met, RSUs are awarded. These awarded RSUs have a time-based vesting component of three years, subject to continued employment. In addition, the Board also approved an allotment of RSUs for other employees with a delegation to the Chief Executive Officer to determine the participants and number of RSUs to be awarded. There were three million shares originally authorized to be granted under the plan.

December 31, 2022 | 10-K 103

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides a rollforward of restricted stock activity:

Restricted Stock Units	Units	Weighted Average Grant Price	Weighted Average Remaining Contractual Life	Aggregate Fair Value (1)
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2020	190	$6.03	0.88	$1,142
Granted	178	5.83		1,040
Less:
Vested	147	6.21		913
Forfeited	8	5.96		47
Outstanding at December 31, 2021	213	5.75	1.63	1,222
Granted	184	4.00		734
Less:
Vested	119	5.63		669
Forfeited	12	4.27		51
Outstanding at December 31, 2022	266	$4.65	1.61	$1,236
(1) Fair value per share of restricted stock units was equal to Grant Date fair value per share, which was calculated based on the closing price of the Company's Class A common stock on the NYSE on the grant date, in accordance with ASC Topic 718.

As of December 31, 2022, we recognized $0.6 million of expense, while $0.8 million was unrecognized and is expected to be amortized up to three years.

Restricted stock unit awards give the participant the right to receive common stock in the future, subject to certain restrictions and a risk of forfeiture. Forfeitures are recognized in the period they occur. Compensation expense of $0.5 million and $0.6 million was recognized in 2022 and 2021, respectively, related to these awards.

(12) BENEFIT PLANS

The Company sponsors a defined contribution retirement plan.  The plan was initially established as the Citizens, Inc. Profit Sharing Plan and was restated as the Citizens, Inc. 401(k) Retirement and Profit Sharing Plan effective March 1, 2016. There have been no profit sharing contributions since 2014.

The 401(k) plan automatically enrolls employees who have completed three months of service. Voluntary contributions are made by employees and the Company provides a matching contribution based upon the employee's level of contribution. The Company's expense was $0.7 million in both 2022 and 2021.

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

(13) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. We perform an expense study on an annual basis, utilizing an enterprise-wide time study, and we adjust cost allocations among entities as needed based upon this review.  Any allocation changes are reflected in the segment operations, but do not impact consolidated expenses. There were

December 31, 2022 | 10-K 104

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

no changes related to these relationships during the year ended December 31, 2022 and no additional related party transactions.

(14) QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table contains selected unaudited financial data for each quarter.

(In thousands, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2022
Revenues	$67,257	56,176	53,734	55,357
Benefits and expenses	64,934	60,963	57,363	56,331
Federal income tax expense (benefit)	(1,051)	344	(81)	359
Net income (loss)	3,374	(5,131)	(3,548)	(1,333)
Net income (loss) available to common shareholders	3,374	(5,131)	(3,548)	(1,333)
Basic earnings (losses) per share of Class A common stock	0.07	(0.10)	(0.07)	(0.03)
Basic earnings (losses) per share of Class B common stock	—	—	—	—
Diluted earnings (losses) per share of Class A common stock	0.07	(0.10)	(0.07)	(0.03)
Diluted earnings (losses) per share of Class B common stock	—	—	—	—

2021
Revenues	$69,921	61,584	63,558	55,483
Benefits and expenses	76,734	64,311	57,958	58,231
Federal income tax expense (benefit)	(44,950)	72	578	825
Net income (loss)	38,137	(2,799)	5,022	(3,573)
Net income (loss) available to common shareholders	38,137	(2,799)	5,022	(3,573)
Basic earnings (losses) per share of Class A common stock	0.77	(0.06)	0.10	(0.07)
Basic earnings (losses) per share of Class B common stock	0.36	—	0.05	(0.04)
Diluted earnings (losses) per share of Class A common stock	0.77	(0.06)	0.10	(0.07)
Diluted earnings (losses) per share of Class B common stock	0.36	—	0.05	(0.04)

(15) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued and determined that no subsequent events need to be recognized or disclosed.

December 31, 2022 | 10-K 105

CITIZENS, INC.	FINANCIAL SCHEDULES

Schedule II Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Balance Sheets
December 31, (In thousands)	2022	2021

Assets
Investment in subsidiaries (1)	$(38,524)	271,639
Fixed maturity securities available-for-sale, at fair value	28,566	33,724
Equity securities, at fair value	770	1,466
Mortgage loans on real estate	—	1,000
Short-term investments	1,241	—
Cash	2,163	3,399
Accrued investment income	342	439
Accounts receivable from subsidiaries (1)	5,126	5,832
Property and equipment, net	10,387	11,564
Other assets	1,715	3,049
Total assets	$11,786	332,112
Liabilities and Stockholders' Equity
Liabilities:
Accrued expense and other liabilities	$10,743	11,541
Total liabilities	10,743	11,541
Stockholders' equity:
Common stock:
Class A	268,147	265,561
Class B	3,184	3,184
Accumulated deficit	(52,203)	(45,565)
Unrealized investment gains (losses) on securities held by parent and subsidiaries, net of tax	(195,279)	117,492
Treasury stock	(22,806)	(20,101)
Total stockholders' equity	1,043	320,571
Total liabilities and stockholders' equity	$11,786	332,112
 (1) Eliminated in consolidation. Negative amount due to unrealized losses on fixed maturity securities during at December 31, 2022.

Note to Schedule II:

Citizens, Inc.'s investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries and unrealized gains (losses) on investments held by consolidated subsidiaries. The Company includes in its Statement of Operations and Comprehensive Income (Loss) dividends from its subsidiaries and equity in income (loss) of consolidated subsidiaries, which represents the net income (loss) of each of its wholly-owned subsidiaries.

December 31, 2022 | 10-K 106

CITIZENS, INC.	FINANCIAL SCHEDULES

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, (In thousands)	2022	2021
Comprehensive income (loss):
Revenues:
Management service fees (1)	$35,413	33,311
Investment income	6,124	1,063
Other	6	(37)
Investment related gains (losses), net	(188)	1,197
Total revenues	41,355	35,534
Expenses:
General expenses	38,926	37,977
Taxes, licenses and fees	149	198
Total expenses	39,075	38,175
Income (loss) before federal income tax expense (benefit) and equity in income (loss) of consolidated subsidiaries	2,280	(2,641)
Federal income tax expense (benefit)	(571)	(1,661)
Income (loss) before equity in income (loss) of consolidated subsidiaries	2,851	(980)
Equity in income (loss) of consolidated subsidiaries	(9,489)	37,767
Net income (loss)	(6,638)	36,787
Other comprehensive income (loss)	(312,771)	(10,763)
Total comprehensive income (loss)	$(319,409)	26,024
 (1) Eliminated in consolidation.

Note to Schedule II:

Citizens, Inc.'s investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries and unrealized gains (losses) on investments held by consolidated subsidiaries. The Company includes in its Statement of Operations and Comprehensive Income (Loss) dividends from its subsidiaries and equity in income (loss) of consolidated subsidiaries, which represents the net income (loss) of each of its wholly-owned subsidiaries.

December 31, 2022 | 10-K 107

CITIZENS, INC.	FINANCIAL SCHEDULES

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Cash Flows
Years ended December 31, (In thousands)	2022	2021
Cash flows from operating activities:
Net income (loss)	$(6,638)	36,787
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment related gains (losses), net	188	(1,197)
Equity in loss (income) of consolidated subsidiaries	9,489	(37,767)
Change in accrued expenses and other liabilities	639	(11,458)
Change in federal income tax payable	(10,379)	(2,683)
Deferred federal income tax expense (benefit)	1,065	227
Amortization of premiums and discounts on investments	281	473
Depreciation	224	239
Change in accrued investment income	97	32
Stock-based compensation	461	646
Decrease (increase) in receivable from subsidiaries and other assets	705	(921)
Other, net	188	151
Net cash provided by (used in) operating activities	(3,680)	(15,471)
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(11,232)	(2,678)
Maturities and calls of fixed maturity securities, available-for-sale	9,721	7,548
Sales of fixed maturity securities, available-for-sale	4,314	6,952
Sales of property and equipment	2	14
Sale of equity securities	500	—
Sale of other long-term investments	—	8,790
Sale of real estate	—	3,552
Funding of mortgage loans	—	(1,000)
Principal payments on mortgage loans	1,000	—
Purchases of property and equipment	(32)	(119)
Purchases of short-term investments	(1,250)	—
Net cash provided by (used in) investing activities	3,023	23,059
Cash flows from financing activities:
Issuance of common stock	2,244	2,255
Acquisition of treasury stock	(2,705)	(9,090)
Other	(118)	(456)
Net cash provided by (used in) financing activities	(579)	(7,291)
Net increase (decrease) in cash	(1,236)	297
Cash at beginning of year	3,399	3,102
Cash at end of year	$2,163	3,399

Note to Schedule II:
Citizens, Inc.'s investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries and unrealized gains (losses) on investments held by consolidated subsidiaries. The Company includes in its Statement of Operations and Comprehensive Income (Loss) dividends from its subsidiaries and equity in income (loss) of consolidated subsidiaries, which represents the net income (loss) of each of its wholly-owned subsidiaries.

December 31, 2022 | 10-K 108

CITIZENS, INC.	FINANCIAL SCHEDULES

Schedule III Consolidated Supplementary Insurance Information
Years ended December 31, (In thousands)	2022	2021
Deferred policy acquisition costs:
Life Insurance	$95,777	97,644
Home Service Insurance	44,390	42,736
Total consolidated deferred policy acquisition costs	$140,167	140,380
Future policy benefit reserves and policy claims payable:
Life Insurance	$1,109,116	1,084,455
Home Service Insurance	298,275	293,824
Total consolidated future policy benefit reserves and policy claims payable	$1,407,391	1,378,279
Unearned premiums:
Life Insurance	$1,501	1,471
Home Service Insurance	267	331
Total consolidated unearned premiums	$1,768	1,802
Other policy claims and benefits payable:
Life Insurance	$114,698	105,310
Home Service Insurance	2,078	2,028
Total consolidated other policy claims and benefits payable	$116,776	107,338

December 31, 2022 | 10-K 109

CITIZENS, INC.	FINANCIAL SCHEDULES

For the Company's short duration contracts (property), written premium is not materially different from earned premium, therefore only earned premiums are detailed in Schedule IV.

Schedule IV Consolidated Statement of Reinsurance
(In thousands)	Direct Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	% of Amount Assumed to Net
Year ended December 31, 2022
Life insurance in force	$4,796,570	543,496	4,074	4,257,148	0.1%
Premiums:
Life insurance	169,432	1,920	74	167,586
Accident and health insurance	1,283	5	—	1,278
Property insurance	6,258	1,408	—	4,850
Total premiums	$176,973	3,333	74	173,714	—%
Year ended December 31, 2021
Life insurance in force	$4,627,509	465,954	4,366	4,165,921	0.1%
Premiums:
Life insurance	171,567	1,850	84	169,801
Accident and health insurance	1,255	5	—	1,250
Property insurance	5,984	2,307	—	3,677
Total premiums	$178,806	4,162	84	174,728	—%

December 31, 2022 | 10-K 110

EXHIBITS

Exhibit No.	The following exhibits are filed herewith:

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

10.7	Credit Agreement between the Company and Regions Bank dated May 5, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2021)

10.8
Pledge and Security Agreement dated May 5, 2021 by and between Citizens, Inc. as obligor, and Regions Bank, as lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2021)

21*	Subsidiaries of the Registrant

23*	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP

24	Power of Attorney (included on signature page enclosed herein)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

December 31, 2022 | 10-K 111

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Inline XBRL for the cover page of this Annual Report on Form 10-K for the year ended December 31, 2022, filed electronically herewith, included in the Exhibit 101 Inline XBRL Document Set.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.

December 31, 2022 | 10-K 112

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CITIZENS, INC.

Date:	March 10, 2023	By:	/s/ Gerald W. Shields
Gerald W. Shields,
Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Jeffery P. Conklin
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 10, 2023.

Dated:  March 10, 2023

/s/ Jerry D. Davis, Jr.	/s/ Gerald W. Shields
Jerry D. Davis, Jr., Chairman of the Board and Director	Gerald W. Shields, Vice Chairman of the Board and Director

/s/ Christopher W. Claus	/s/ Dr. Robert B. Sloan, Jr.
Christopher W. Claus, Director	Dr. Robert B. Sloan, Jr., Director

/s/ Dr. Terry S. Maness	/s/ Cynthia H. Davis
Dr. Terry S. Maness, Director	Cynthia H. Davis, Director

/s/ Francis A. Keating II	/s/ Mary Taylor
Francis A. Keating II, Director	Mary Taylor, Director

J. Keith Morgan, Director

December 31, 2022 | 10-K 113