Form 10-Q
period 2023-03-31
CITIZENS, INC.
filed 2023-05-08
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 3, 2023, the Registrant had 49,856,895 shares of Class A common stock outstanding and 0 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

March 31, 2023 | 10-Q 1

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2023	December 31, 2022
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $1,387,919 and $1,381,318 in 2023 and 2022, respectively)	$1,229,691	1,179,619
Equity securities, at fair value	11,899	11,590
Policy loans	78,659	78,773
Other long-term investments (portion measured at fair value $71,990 and $66,846 in 2023 and 2022, respectively)	72,254	69,558
Short-term investments	1,244	1,241
Total investments	1,393,747	1,340,781
Cash and cash equivalents	18,924	22,973
Accrued investment income	16,958	17,131
Reinsurance recoverable	4,323	4,560
Deferred policy acquisition costs	165,471	162,927
Cost of insurance acquired	10,486	10,647
Current federal income tax receivable	—	601
Property and equipment, net	12,592	12,926
Due premiums	9,181	11,829
Other assets (less allowance for losses of $359 and $347 in 2023 and 2022, respectively)	6,799	6,328
Total assets	$1,638,481	1,590,703

See accompanying Notes to Consolidated Financial Statements.

March 31, 2023 | 10-Q 2

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets, Continued
(Unaudited)

(In thousands, except share amounts)	March 31, 2023	December 31, 2022
Liabilities and Stockholders' Equity (Deficit)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,218,295	1,198,647
Accident and health	848	767
Total future policy benefit reserves	1,219,143	1,199,414
Policyholders' funds:
Annuities	124,528	121,422
Dividend accumulations	42,668	41,663
Premiums paid in advance	36,697	36,384
Policy claims payable	7,485	9,884
Other policyholders' funds	7,325	7,501
Total policyholders' funds	218,703	216,854
Total policy liabilities	1,437,846	1,416,268
Commissions payable	1,948	1,967
Current federal income tax payable	537	—
Deferred federal income tax liability	5,775	3,653
Other liabilities	38,084	41,025
Total liabilities	1,484,190	1,462,913
Commitments and contingencies (Note 7)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 53,792,476 and 53,758,176 shares issued and outstanding in 2023 and 2022, respectively, including shares in treasury of 3,935,581 in 2023 and 2022	268,197	268,147
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2023 and 2022, including shares in treasury of 1,001,714 in 2023 and 2022	3,184	3,184
Retained earnings	21,181	16,309
Accumulated other comprehensive income (loss)	(115,465)	(137,044)
Treasury stock, at cost	(22,806)	(22,806)
Total stockholders' equity	154,291	127,790
Total liabilities and stockholders' equity	$1,638,481	1,590,703

See accompanying Notes to Consolidated Financial Statements.

March 31, 2023 | 10-Q 3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2023	2022
Revenues:
Premiums:
Life insurance	$36,934	37,746
Accident and health insurance	358	286
Property insurance	957	1,332
Net investment income	17,074	15,487
Investment related gains (losses), net	(288)	(582)
Other income	879	1,088
Total revenues	55,914	55,357
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	30,299	28,434
Increase (decrease) in future policy benefit reserves	(978)	114
Policyholder liability remeasurement (gain) loss	880	668
Policyholders' dividends	1,108	1,353
Total insurance benefits paid or provided	31,309	30,569
Commissions	9,013	7,673
Other general expenses	11,260	11,030
Capitalization of deferred policy acquisition costs	(6,358)	(4,781)
Amortization of deferred policy acquisition costs	3,814	3,559
Amortization of cost of insurance acquired	161	129
Total benefits and expenses	49,199	48,179
Income (loss) before federal income tax	6,715	7,178
Federal income tax expense (benefit)	1,843	729
Net income (loss)	4,872	6,449
Per Share Amounts:
Basic and diluted earnings (losses) per share of Class A common stock	0.10	0.13
Other Comprehensive Income (Loss):
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) arising during period	43,436	(132,765)
Reclassification adjustment for losses (gains) included in net income (loss)	38	59
Unrealized gains (losses) on fixed maturity securities, net	43,474	(132,706)
Change in current discount rate for liability for future policy benefits	(20,480)	151,607
Income tax expense (benefit) on other comprehensive income items	1,415	1,712
Other comprehensive income (loss)	21,579	17,189
Total comprehensive income (loss)	$26,451	23,638
See accompanying Notes to Consolidated Financial Statements.

March 31, 2023 | 10-Q 4

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity (Deficit)
(In thousands)	Class A	Class B

Balance at December 31, 2022	$268,147	3,184	16,309	(137,044)	(22,806)	127,790
Comprehensive income (loss):
Net income (loss)	—	—	4,872	—	—	4,872
Other comprehensive income (loss)	—	—	—	21,579	—	21,579
Total comprehensive income (loss)	—	—	4,872	21,579	—	26,451
Stock-based compensation	50	—	—	—	—	50
Balance at March 31, 2023	$268,197	3,184	21,181	(115,465)	(22,806)	154,291

Balance at December 31, 2021	$265,561	3,184	(9,698)	(138,989)	(20,101)	99,957
Comprehensive income (loss):
Net income (loss)	—	—	6,449	—	—	6,449
Other comprehensive income (loss)	—	—	—	17,189	—	17,189
Total comprehensive income (loss)	—	—	6,449	17,189	—	23,638
Issuance of common stock	1,788	—	—	—	—	1,788
Stock-based compensation	93	—	—	—	—	93
Balance at March 31, 2022	$267,442	3,184	(3,249)	(121,800)	(20,101)	125,476

See accompanying Notes to Consolidated Financial Statements.

March 31, 2023 | 10-Q 5

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31, (In thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$4,872	6,449
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Investment related (gains) losses on sale of investments and other assets	288	582
Net deferred policy acquisition costs	(2,544)	(1,222)
Amortization of cost of insurance acquired	161	129
Depreciation	122	153
Amortization of premiums and discounts on investments	1,203	1,386
Stock-based compensation	70	132
Deferred federal income tax expense (benefit)	706	896
Change in:
Accrued investment income	173	442
Reinsurance recoverable	237	1,965
Due premiums	2,648	1,777
Future policy benefit reserves	(125)	706
Other policyholders' liabilities	1,582	(2,406)
Federal income tax payable	1,138	(166)
Commissions payable and other liabilities	(2,673)	1,489
Other, net	(504)	(172)
Net cash provided by (used in) operating activities	7,354	12,140
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(25,114)	(26,050)
Sales of fixed maturity securities, available-for-sale	2,865	1,100
Maturities and calls of fixed maturity securities, available-for-sale	14,426	10,435
Principal payments on mortgage loans	2	2
(Increase) decrease in policy loans, net	114	962
Sales of other long-term investments	249	1,681
Purchases of other long-term investments	(3,495)	(7,940)
Purchases of property and equipment	(73)	(34)
Purchases of short-term investments	—	(5)
Net cash provided by (used in) investing activities	(11,026)	(19,849)

See accompanying Notes to Consolidated Financial Statements.

March 31, 2023 | 10-Q 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(Unaudited)

Three Months Ended March 31, (In thousands)	2023	2022
Cash flows from financing activities:
Annuity deposits	$2,008	2,227
Annuity withdrawals	(2,365)	(2,263)
Issuance of common stock	—	1,788
Other	(20)	(39)
Net cash provided by (used in) financing activities	(377)	1,713
Net increase (decrease) in cash and cash equivalents	(4,049)	(5,996)
Cash and cash equivalents at beginning of year	22,973	27,294
Cash and cash equivalents at end of period	$18,924	21,298

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2023 and 2022, various fixed maturity issuers exchanged securities with book values of $2.1 million and $0.6 million, respectively, for securities of equal value.

The Company had no net unsettled security trades during the three months ended March 31, 2023 and $3.8 million during the three months ended March 31, 2022.

The Company recognized no right-of-use assets in exchange for new operating lease liabilities during the three months ended March 31, 2023 and $0.4 million during the three months ended March 31, 2022.

See accompanying Notes to Consolidated Financial Statements.

March 31, 2023 | 10-Q 7

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) FINANCIAL STATEMENTS

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens" or the "Company"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA"), CICA Life Ltd. ("CICA International"), CICA Life A.I., a Puerto Rico company ("CICA PR"), Citizens National Life Insurance Company ("CNLIC"), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Magnolia Guaranty Life Insurance Company ("MGLIC"), Computing Technology, Inc. ("CTI"), and Nexo Global Services, LLC ("Nexo"). All significant inter-company accounts and transactions have been eliminated. Citizens and its wholly-owned subsidiaries are collectively referred to as the "Company", "it", "we", "us" or "our".

The consolidated balance sheet as of March 31, 2023, the consolidated statements of operations and comprehensive income (loss) and stockholders' equity (deficit) for the three months ended March 31, 2023 and March 31, 2022 and the consolidated statements of cash flows for the three months ended March 31, 2023 and March 31, 2022 have been prepared by the Company without audit and are not subject to audit. In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2023 and for comparative periods have been made. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 ("Form 10-K").  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Our Life Insurance segment operates through CICA International, CICA PR, CICA and CNLIC. Until December 31, 2022, our international life insurance business, operated through CICA International. Beginning January 1, 2023, all new international policies are issued by CICA PR. These companies provide U.S. dollar-denominated endowment contracts internationally, which are principally accumulation contracts that incorporate an element of life insurance protection and ordinary whole life insurance in U.S. dollar-denominated amounts sold to non-U.S. residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations. Our domestic life insurance business operates through CICA and CNLIC. CICA issues ordinary whole life, credit life and disability policies and CNLIC issues ordinary whole life and critical illness policies mainly in Texas and Florida. Both companies service whole life and accident and health policies primarily in the Southern U.S., Midwest and Mountain West.

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

March 31, 2023 | 10-Q 8

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

SIGNIFICANT ACCOUNTING POLICIES

For a description of all significant accounting policies, see Part IV, Item 15, Note 1. Summary of Significant Accounting Policies in the notes to our consolidated financial statements included in our Form 10-K, which should be read in conjunction with these accompanying consolidated financial statements.

DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs (“DAC”) are costs that are incremental and directly related to the successful acquisition of new or renewal insurance contracts. Such costs include the incremental direct costs of contract acquisition, such as sales commissions; the portion of employees’ total compensation and payroll-related fringe benefits related directly to time spent performing acquisition activities, such as underwriting, issuing, and processing policies for contracts that have actually been acquired; and other costs related directly to acquisition activities that would not have been incurred if the contract had not been acquired.

Contracts are grouped by contract type and issue year into cohorts consistent with the grouping used in estimating the associated liability. DAC is amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. For the Life Insurance Segment, the constant level basis used is policy count in force. For the Home Service Insurance Segment, the constant level basis used is face amount in force. The constant level bases used for amortization are projected using mortality and lapse assumptions that are based on the Company’s experience, industry data, and other factors at the end of each reporting period and are consistent with those used for the liability for future policy benefit life reserves. Annually, the Company completes experience studies with respect to mortality and lapse. If those assumptions are updated, the DAC amortization basis is recalculated and the effect of the assumption change will be reflected in the cohort level amortization in future periods.

Amortization of DAC is included in the consolidated statements of comprehensive income or loss. The DAC balance on the consolidated balance sheet is reduced for actual experience in excess of expected experience. Changes in future estimates are recognized prospectively over the remaining expected contract term.

COST OF INSURANCE ACQUIRED

The Company recognizes an intangible asset that arises in the application of GAAP purchase accounting as the difference between the reported value and the fair value of insurance contract liabilities, or comparable amounts determined in purchased insurance business combinations. This intangible asset is referred to as the Cost of Insurance Acquired (“COIA”), which is amortized on a basis consistent with DAC, such that it is amortized in proportion to policies in force for the Life Insurance Segment and face amount in force for the Home Service Insurance Segment to approximate straight-line amortization.

FUTURE POLICY BENEFITS AND EXPENSES

As premium revenue is recognized, a liability for future policy benefits, which is the present value of estimated future policy benefits to be paid to or on behalf of policyholders less the present value of estimated future net premiums to be collected from policyholders, is accrued. The liability is estimated using current assumptions that include discount rate, mortality and lapses. These current assumptions are based on judgements that consider the Company’s historical experience, industry data, and other factors.

March 31, 2023 | 10-Q 9

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For traditional and limited-payment contracts, contracts are grouped into cohorts by contract type and issue year. Our reporting cohorts are (i) Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy, and (ii) Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies. The liability is adjusted for differences between actual and expected experience. The Company reviews its historical cash flow assumptions quarterly and in the third quarter of the year, the Company reviews its future cash flow assumptions. The net premium ratio used to calculate the liability is updated each quarter based on the current period's actual experience relative to expected experience. The revised net premium ratio is used to derive an updated liability for future policy benefits as of the beginning of the current reporting period, discounted at the locked-in discount rate. This amount is then compared to the carrying amount of the liability as of that same date, before the updating of cash flow assumptions, to determine the current period change in liability estimate. The current period change in the liability is the policyholder liability remeasurement gain or loss and is presented as a separate component of total insurance benefits paid or provided in the consolidated statements of comprehensive income or loss. In subsequent periods, the revised net premiums are used to measure the liability for future policy benefits, subject to future revisions.

For traditional and limited-payment contracts, the current discount rate assumption is a yield curve that equals the yield of an upper-medium grade fixed income instrument, based on an A-quality corporate bonds. The Company selects fixed-income instruments that have been A rated by one of the major credit rating agencies, such as Moody’s, Standard & Poor’s, or Fitch. The current discount rate assumption is updated quarterly and used to remeasure the liability at the reporting date, with the resulting change reflected in other comprehensive income. For liability cash flows that are projected beyond the duration of market-observable A credit-rated fixed-income instruments, the Company uses the last market-observable yield level and uses linear interpolation to determine yield assumptions for durations that do not have market observable yields. The locked-in discount rate for policies issued prior to transition equals the rate set at contract issuance. For current year issues, the locked-in discount rate is the average of the current year quarterly discount rates and will change throughout the year as new discount rates are calculated, with the change reflected in net income.

DEFERRED PROFIT LIABILITY

For limited-payment products, gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (“DPL”). Gross premiums are measured using assumptions consistent with those used in the measurement of the liability for future policy benefit life reserves, including discount rate, mortality and lapses.

The DPL is amortized and recognized in net income within the increase in future policy benefit reserves. The amortization basis for the DPL is the present value of insurance in force for life insurance contracts. Interest is accreted on the balance of the DPL using the locked-in discount rate. The Company reviews and updates its estimates of cash flows for the DPL at the same time as the estimates of cash flows for the liability for future policy benefit life reserves. The DPL is updated each quarter based on the current period's actual experience relative to expected experience with the changes recorded within the increase in future policy benefit reserves in the consolidated statements of comprehensive income or loss. On the consolidated balance sheets, DPL is recorded as a component of the liability for future policy benefits.

March 31, 2023 | 10-Q 10

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2) ACCOUNTING PRONOUNCEMENTS

ACCOUNTING STANDARDS RECENTLY ADOPTED

Impacts at Transition Date

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The Company adopted ASU 2018-12 for the liability for future policy benefits, DAC and COIA on a modified retrospective basis such that those balances were adjusted to conform to ASU 2018-12 effective January 1, 2021. The following table summarizes the balance of and changes in the liability for future policy benefits, annuity reserves, DAC and COIA due to the adoption of ASU 2018-12.

(In thousands)	Life Insurance Segment	Home Services Insurance Segment	Consolidated
Liability for Future Policy Benefits
Pre-adoption liability as of 12/31/2020	$987,373	255,513	1,242,886
Change in discount rate assumptions	261,823	108,468	370,291
Effect of reserve changes	6	96	102
Post-adoption liability as of 1/1/2021	$1,249,202	364,077	1,613,279

Fixed Annuity Liability
Pre-adoption liability as of 12/31/2020	$60,027	18,277	78,304
Adjustments for the removal of shadow adjustments	—	3,426	3,426
Post-adoption liability as of 1/1/2021	$60,027	21,703	81,730

Deferred Acquisition Costs
Pre-adoption balance as of 12/31/2020	$94,771	10,142	104,913
Adjustments for the removal of shadow adjustments	8,270	29,905	38,175
Impact of flooring cohorts at zero	23	12	35
Post adoption balance as of 1/1/2021	$103,064	40,059	143,123

Cost of Insurance Acquired
Pre-adoption balance as of 12/31/2020	$1,734	9,807	11,541
Adjustments for the removal of shadow adjustments	—	484	484
Post adoption balance as of 1/1/2021	$1,734	10,291	12,025

At transition, the Company recorded a charge of $0.1 million to retained earnings, net of tax, primarily from capping net premium ratios for certain policyholder benefit cohorts at 100%, increasing reserves for certain non-premium paying cohorts and flooring certain DAC cohorts at zero. Other comprehensive income ("OCI") was reduced by $316.8 million primarily due to the difference in the discount rate used prior to transition and the discount rate at January 1, 2021. The Company also removed shadow adjustments previously recorded in OCI for the impact of unrealized gains and losses on annuity products that previously amortized unearned revenue, DAC and COIA over expected future gross profits.

March 31, 2023 | 10-Q 11

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impacts to Previously Reported Results

Adoption of the standard impacted our previously reported consolidated financial results are as follows:

(in thousands, except per share amounts)	As Previously Reported	Adoption of New Standard	Post Adoption
As of December 31, 2022
Consolidated Balance Sheet
Deferred policy acquisition costs	$140,167	22,760	162,927
Cost of insurance acquired	10,260	387	10,647
Deferred tax asset, net	2,414	(2,414)	—

Future policy benefit reserves:
Life insurance	1,305,506	(106,859)	1,198,647
Annuities	91,234	(91,234)	—
Policyholders' funds:
Annuities	—	121,422	121,422
Other policyholders' funds	40,497	(32,996)	7,501
Deferred federal income tax liability	—	3,653	3,653
Retained earnings (accumulated deficit)	(52,203)	68,512	16,309
Accumulated other comprehensive income (loss)	(195,279)	58,235	(137,044)

For the Three Months Ended March 31, 2022
Consolidated Statement of Operations
Increase (decrease) in future policy benefit reserves	$6,569	(6,455)	114
Policyholder liability remeasurement (gain) loss	—	668	668
Amortization of deferred policy acquisition costs	5,817	(2,258)	3,559
Amortization of cost of insurance acquired	236	(107)	129
Federal income tax expense (benefit)	359	370	729
Basic and diluted earnings (losses) per share of Class A common stock	(0.03)	0.16	0.13

Consolidated Statement of Comprehensive Income (Loss)
Unrealized holding gains (losses) arising during period	$(133,342)	577	(132,765)
Change in current discount rate for liability for future policy benefits	—	151,607	151,607
Income tax expense (benefit) on other comprehensive income items	(9,066)	10,778	1,712

ACCOUNTING STANDARDS NOT YET ADOPTED

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

March 31, 2023 | 10-Q 12

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

(3) INVESTMENTS

The Company invests primarily in fixed maturity securities, which totaled 87.0% of total cash and invested assets at March 31, 2023, as shown below.

Carrying Value (In thousands, except for %)	March 31, 2023		December 31, 2022
	Amount	%	Amount	%

Cash and invested assets:
Fixed maturity securities	$1,229,691	87.0%	1,179,619	86.5%
Equity securities	11,899	0.8%	11,590	0.8%
Policy loans	78,659	5.6%	78,773	5.8%
Other long-term investments	72,254	5.1%	69,558	5.1%
Short-term investments	1,244	0.1%	1,241	0.1%
Cash and cash equivalents	18,924	1.4%	22,973	1.7%
Total cash and invested assets	$1,412,671	100.0%	1,363,754	100.0%

The following tables represent the amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities as of the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$5,720	215	10	5,925
U.S. Government-sponsored enterprises	3,427	337	1	3,763
States and political subdivisions	334,887	2,311	28,618	308,580
Corporate:
Financial	249,030	790	36,119	213,701
Consumer	250,189	1,634	38,514	213,309
Utilities	121,236	269	20,204	101,301
Energy	74,564	42	8,840	65,766
All other	186,640	813	22,556	164,897
Commercial mortgage-backed	171	—	3	168
Residential mortgage-backed	110,579	10	7,686	102,903
Asset-backed	51,376	333	2,432	49,277
Foreign governments	100	1	—	101
Total fixed maturity securities	$1,387,919	6,755	164,983	1,229,691

March 31, 2023 | 10-Q 13

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,425	152	9	9,568
U.S. Government-sponsored enterprises	3,434	277	1	3,710
States and political subdivisions	344,208	1,114	37,964	307,358
Corporate:
Financial	243,758	512	42,383	201,887
Consumer	247,824	758	47,138	201,444
Utilities	115,738	39	23,790	91,987
Energy	76,065	—	11,395	64,670
All other	184,022	683	29,048	155,657
Commercial mortgage-backed	171	—	2	169
Residential mortgage-backed	110,582	9	10,765	99,826
Asset-backed	45,991	18	2,767	43,242
Foreign governments	100	1	—	101
Total fixed maturity securities	$1,381,318	3,563	205,262	1,179,619

Most of the Company's equity securities are diversified stock and bond mutual funds.

Fair Value (In thousands)	March 31, 2023	December 31, 2022

Equity securities:
Stock mutual funds	$2,683	2,615
Bond mutual funds	4,409	4,337
Common stock	924	857
Non-redeemable preferred stock	9	8
Non-redeemable preferred stock fund	3,874	3,773
Total equity securities	$11,899	11,590

VALUATION OF INVESTMENTS

Available-for-sale ("AFS") fixed maturity securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income (loss). The Company recognized net investment related gains of $0.3 million on equity securities held for the three months ended March 31, 2023 and losses of $0.8 million for the same period ended March 31, 2022, respectively.

The Company considers several factors in its review and evaluation of individual investments, using the process described in Part IV, Item 15, Note 2. Investments in the notes to the consolidated financial statements of our Form 10-K to determine whether a credit valuation loss exists. For the three months ended March 31, 2023 and 2022, the Company recorded no credit valuation losses on fixed maturity securities.

March 31, 2023 | 10-Q 14

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the fair values and gross unrealized losses of fixed maturity securities that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2023 and December 31, 2022.

March 31, 2023	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
U.S. Treasury securities	$514	2	2	66	8	2	580	10	4
U.S. Government-sponsored enterprises	223	1	1	—	—	—	223	1	1
States and political subdivisions	111,550	5,674	131	80,193	22,944	100	191,743	28,618	231
Corporate:
Financial	102,783	9,440	119	89,543	26,679	130	192,326	36,119	249
Consumer	81,680	5,352	90	108,995	33,162	153	190,675	38,514	243
Utilities	30,814	2,271	55	61,557	17,933	104	92,371	20,204	159
Energy	36,270	2,270	41	26,992	6,570	37	63,262	8,840	78
All Other	93,285	6,463	99	57,461	16,093	80	150,746	22,556	179
Commercial mortgage-backed	168	3	2	—	—	—	168	3	2
Residential mortgage-backed	101,277	7,354	87	1,296	332	12	102,573	7,686	99
Asset-backed	12,725	692	19	23,609	1,740	28	36,334	2,432	47
Total fixed maturity securities	$571,289	39,522	646	449,712	125,461	646	1,021,001	164,983	1,292

December 31, 2022	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
U.S. Treasury securities	$—	—	—	64	9	2	64	9	2
U.S. Government-sponsored enterprises	223	1	1	—	—	—	223	1	1
States and political subdivisions	189,084	30,866	242	14,184	7,098	14	203,268	37,964	256
Corporate:
Financial	182,447	39,122	237	6,144	3,261	16	188,591	42,383	253
Consumer	164,224	34,823	220	23,417	12,315	30	187,641	47,138	250
Utilities	73,483	15,959	152	16,413	7,831	18	89,896	23,790	170
Energy	59,053	9,601	75	5,617	1,794	8	64,670	11,395	83
All Other	140,955	25,337	171	7,910	3,711	15	148,865	29,048	186
Commercial mortgage-backed	168	2	2	—	—	—	168	2	2
Residential mortgage-backed	98,758	10,514	95	759	251	5	99,517	10,765	100
Asset-backed	37,067	2,485	41	4,264	282	9	41,331	2,767	50
Total fixed maturity securities	$945,462	168,710	1,236	78,772	36,552	117	1,024,234	205,262	1,353
March 31, 2023 | 10-Q 15

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In each category of our fixed maturity securities described above, we do not intend to sell our investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. As of March 31, 2023 and December 31, 2022, 98.7% of the fair value of our fixed maturity securities portfolio was rated investment grade. While the losses are currently unrealized, we continue to monitor all fixed maturity securities on an on-going basis as future information may become available which could result in an allowance being recorded. While we experience unrealized losses across several corporate sectors, the financial sector includes exposure to banks which have been impacted the most by recent economic and interest rate pressures. We have assessed our exposure in this sector and believe our investments have access to sufficient liquidity to meet their debt obligations.

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

The amortized cost and fair value of fixed maturity securities at March 31, 2023 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

March 31, 2023	Amortized Cost	Fair Value
(In thousands)
Fixed maturity securities:
Due in one year or less	$9,753	9,718
Due after one year through five years	131,003	129,487
Due after five years through ten years	248,095	240,207
Due after ten years	999,068	850,279
Total fixed maturity securities	$1,387,919	1,229,691

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Fixed maturity securities, available-for-sale:
Proceeds	$2,865	1,100
Gross realized gains	$5	—
Gross realized losses	$12	—

The Company sold 4 AFS fixed maturity securities during the three months ended March 31, 2023 and 1 during the three months ended March 31, 2022, respectively.

(4) FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We hold AFS fixed maturity securities, which are carried at fair value with changes in fair value reported through other comprehensive income (loss). We also report our equity

March 31, 2023 | 10-Q 16

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

March 31, 2023 | 10-Q 17

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets that are measured at fair value on a recurring basis as of the dates indicated.

March 31, 2023	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial Assets
Fixed maturity securities available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$5,925	3,763	—	9,688
States and political subdivisions	—	308,580	—	308,580
Corporate	47	758,927	—	758,974
Commercial mortgage-backed	—	168	—	168
Residential mortgage-backed	—	102,903	—	102,903
Asset-backed	—	49,277	—	49,277
Foreign governments	—	101	—	101
Total fixed maturity securities available-for-sale	5,972	1,223,719	—	1,229,691

Equity securities:
Stock mutual funds	2,683	—	—	2,683
Bond mutual funds	4,409	—	—	4,409
Common stock	924	—	—	924
Non-redeemable preferred stock	9	—	—	9
Non-redeemable preferred stock fund	3,874	—	—	3,874
Total equity securities	11,899	—	—	11,899
Other long-term investments (1)	—	—	—	71,990
Total financial assets	$17,871	1,223,719	—	1,313,580
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

March 31, 2023 | 10-Q 18

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2022	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial Assets
Fixed maturity securities available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$9,568	3,710	—	13,278
States and political subdivisions	—	307,358	—	307,358
Corporate	44	715,601	—	715,645
Commercial mortgage-backed	—	169	—	169
Residential mortgage-backed	—	99,826	—	99,826
Asset-backed	—	43,242	—	43,242
Foreign governments	—	101	—	101
Total fixed maturity securities available-for-sale	9,612	1,170,007	—	1,179,619

Equity securities:
Stock mutual funds	2,615	—	—	2,615
Bond mutual funds	4,337	—	—	4,337
Common stock	857	—	—	857
Non-redeemable preferred stock	8	—	—	8
Non-redeemable preferred stock fund	3,773	—	—	3,773
Total equity securities	11,590	—	—	11,590
Other long-term investments (1)	—	—	—	66,846
Total financial assets	$21,202	1,170,007	—	1,258,055
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

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At March 31, 2023, fixed maturity securities, valued using a third-party pricing source, totaled $1.2 billion for Level 2 assets and comprised 93.2% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at March 31, 2023.  As of March 31, 2023, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Limited partnerships. The Company considers the net asset value ("NAV") to represent the value of the investment fund and is measured by the total value of assets minus the total value of liabilities. The following table includes information related to our investments in limited partnerships that calculate NAV per share. For these investments, which are measured at fair value on a recurring basis, we use the NAV per share to measure fair value. The Company recognized net investment related losses of $0.6 million and $0.8 million on limited partnerships held for

March 31, 2023 | 10-Q 19

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the three months ended March 31, 2023 and March 31, 2022, respectively. These investments are included in other long-term investments on the consolidated balance sheets.

		March 31, 2023			December 31, 2022
(In thousands, except years)		Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)	Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)
	Description
Limited partnerships
Middle market	Investments in privately-originated, performing senior secured debt primarily in North America-based companies	$33,643	3,452	4	$33,234	6,011	5
Global equity fund	Investments in common stocks of U.S., international developed and emerging markets with a focus on long-term capital growth	9,329	—	0	9,037	—	0
Late-stage growth	Investments in private late-stage, established companies seeking capital to accelerate growth prior to an IPO or sale	18,315	17,172	5 to 7	16,892	18,444	5 to 7
Infrastructure	Investments in climate infrastructure assets, focusing on renewable power generation in wind and solar energy	10,703	14,926	10 to 12	7,683	4,107	11
Total limited partnerships		$71,990	35,550		$66,846	28,562

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated financial statements not otherwise disclosed for the periods indicated were as follows:

	March 31, 2023		December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Policy loans	$78,659	78,659	78,773	78,773
Residential mortgage loan	47	48	49	50
Cash and cash equivalents	18,924	18,924	22,973	22,973
Financial Liabilities:
Annuity - investment contracts	67,799	62,968	67,344	61,701

March 31, 2023 | 10-Q 20

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at both March 31, 2023 and December 31, 2022 and no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets. Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable. Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

Residential mortgage loan. The mortgage loan is secured principally by a residential property. The interest rate for this loan was approximately 7.0% at both March 31, 2023 and December 31, 2022. At March 31, 2023, the remaining loan matures in five years.  Management estimated the fair value using an annual interest rate of 6.25% at March 31, 2023. Our mortgage loan is considered Level 3 assets in the fair value hierarchy and is included in other long-term investments on the consolidated balance sheet.

Cash and cash equivalents. The fair value of cash and cash equivalents approximates carrying value and are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 liabilities, was estimated at March 31, 2023 and December 31, 2022 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 4.18% to 4.41% and 4.74% to 5.09%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Other long-term investments. Financial instruments included in other long-term investments are classified in various levels of the fair value hierarchy. The following table summarizes the carrying amounts of these investments.

Carrying Value (In thousands)	March 31, 2023	December 31, 2022
Other long-term investments:
Limited partnerships	$71,990	69,294
FHLB common stock	195	193
Mortgage loans	47	49
All other investments	22	22
Total other long-term investments	$72,254	69,558

We carried no limited partnership investments at cost at March 31, 2023 while $2.4 million were carried at cost at December 31, 2022.

We are a member of the Federal Home Loan Bank ("FHLB") of Dallas and such membership requires members to own stock in the FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value.

(5) DEFERRED POLICY ACQUISITION COSTS AND COST OF INSURANCE ACQUIRED

DAC

The following tables roll forward the DAC asset for the three months ended March 31, 2023 and 2022 by reporting cohort. Our reporting cohorts are Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy, and Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

March 31, 2023 | 10-Q 21

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2023
(In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$100,926	11,542	1,016	113,484
Capitalizations	3,453	822	85	4,360
Amortization expense	(2,918)	(186)	(58)	(3,162)
Balance, end of period	$101,461	12,178	1,043	114,682

Home Service Insurance:
Balance, beginning of year	$38,793	9,729	921	49,443
Capitalizations	1,615	331	52	1,998
Amortization expense	(492)	(95)	(65)	(652)
Balance, end of period	$39,916	9,965	908	50,789

Consolidated:
Balance, beginning of year	$139,719	21,271	1,937	162,927
Capitalizations	5,068	1,153	137	6,358
Amortization expense	(3,410)	(281)	(123)	(3,814)
Balance, end of period	$141,377	22,143	1,951	165,471

	Three Months Ended March 31, 2022
(In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$97,675	9,001	1,026	107,702
Capitalizations	2,439	838	29	3,306
Amortization expense	(2,793)	(150)	(77)	(3,020)
Balance, end of period	$97,321	9,689	978	107,988

Home Service Insurance:
Balance, beginning of year	$35,137	8,723	856	44,716
Capitalizations	1,149	323	3	1,475
Amortization expense	(444)	(89)	(6)	(539)
Balance, end of period	$35,842	8,957	853	45,652

Consolidated:
Balance, beginning of year	$132,812	17,724	1,882	152,418
Capitalizations	3,588	1,161	32	4,781
Amortization expense	(3,237)	(239)	(83)	(3,559)
Balance, end of period	$133,163	18,646	1,831	153,640

DAC capitalization increased for the three months ended March 31, 2023, compared to the same prior year period mainly from increased commissions from higher first year sales across our business segments.

March 31, 2023 | 10-Q 22

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
COIA

The following tables provide rollforwards of the COIA balances for the three months ended March 31, 2023 and 2022 by reporting cohort. Our reporting cohorts are Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy, and Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

	Three Months Ended March 31, 2023
(In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$267	750	444	1,461
Amortization expense	(4)	(15)	(13)	(32)
Balance, end of period	$263	735	431	1,429

Home Service Insurance:
Balance, beginning of year	$7,583	176	1,427	9,186
Amortization expense	(99)	(2)	(28)	(129)
Balance, end of period	$7,484	174	1,399	9,057

Consolidated:
Balance, beginning of year	$7,850	926	1,871	10,647
Amortization expense	(103)	(17)	(41)	(161)
Balance, end of period	$7,747	909	1,830	10,486

	Three Months Ended March 31, 2022
(In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$287	812	485	1,584
Amortization expense	(5)	(16)	(3)	(24)
Balance, end of period	$282	796	482	1,560

Home Service Insurance:
Balance, beginning of year	$7,989	184	1,511	9,684
Amortization expense	(103)	(2)	—	(105)
Balance, end of period	$7,886	182	1,511	9,579

Consolidated:
Balance, beginning of year	$8,276	996	1,996	11,268
Amortization expense	(108)	(18)	(3)	(129)
Balance, end of period	$8,168	978	1,993	11,139

March 31, 2023 | 10-Q 23

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(6) POLICYHOLDERS’ LIABILITIES

LIABILITY FOR FUTURE POLICY BENEFITS

The following tables summarize balances of and changes in the liability for future policy benefits for our reporting cohorts: Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy, and Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

	Life Insurance Segment
March 31, 2023 (In thousands)	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums
Balance, beginning of year	$235,228	10,209	245,437
Beginning balance at original discount rate	247,601	10,682	258,283
Effects of actual variances from expected experience	1,742	365	2,107
Adjusted beginning of year balance	249,343	11,047	260,390
Issuances	6,236	759	6,995
Interest accrual	2,272	72	2,344
Net premiums collected	(9,715)	(751)	(10,466)
Derecognition and other	153	38	191
Ending balance at original discount rate	248,289	11,165	259,454
Effect of changes in discount rates	(8,766)	(370)	(9,136)
Balance, end of period	$239,523	10,795	250,318

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$947,415	195,612	1,143,027
Beginning balance at original discount rate	996,169	208,051	1,204,220
Effects of actual variances from expected experience	2,538	1,045	3,583
Adjusted beginning of year balance	998,707	209,096	1,207,803
Issuances	6,375	785	7,160
Interest accrual	10,842	2,112	12,954
Benefit payments	(19,153)	(4,873)	(24,026)
Derecognition and other	14	12	26
Ending balance at original discount rate	996,785	207,132	1,203,917
Effect of changes in discount rates	(31,065)	(9,459)	(40,524)
Balance, end of period	$965,720	197,673	1,163,393

Net liability for future policy benefits	$726,197	186,878	913,075

The Life Insurance segment impact of updating actual experience for the current period contributed to an increase in liabilities primarily due to higher benefits than expected.

March 31, 2023 | 10-Q 24

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Home Service Insurance
March 31, 2023 (In thousands)	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums
Balance, beginning of year	$93,508	13,255	106,763
Beginning balance at original discount rate	100,225	14,394	114,619
Effects of actual variances from expected experience	(1,371)	(809)	(2,180)
Adjusted beginning of year balance	98,854	13,585	112,439
Issuances	4,789	1,176	5,965
Interest accrual	986	114	1,100
Net premiums collected	(2,967)	467	(2,500)
Derecognition and other	132	46	178
Ending balance at original discount rate	101,794	15,388	117,182
Effect of changes in discount rates	(4,925)	(873)	(5,798)
Balance, end of period	$96,869	14,515	111,384

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$200,351	116,356	316,707
Beginning balance at original discount rate	214,188	121,908	336,096
Effects of actual variances from expected experience	(1,299)	25	(1,274)
Adjusted beginning of year balance	212,889	121,933	334,822
Issuances	4,789	1,176	5,965
Interest accrual	2,310	1,410	3,720
Benefit payments	(4,178)	(1,748)	(5,926)
Derecognition and other	132	45	177
Ending balance at original discount rate	215,942	122,816	338,758
Effect of changes in discount rates	(10,101)	(3,712)	(13,813)
Balance, end of period	$205,841	119,104	324,945

Net liability for future policy benefits	$108,972	104,589	213,561

Net premiums collected are defined as the transactional gross premiums collected in the current period times the net premium ratio. Issuances are calculated as the present value, using the locked-in discount rate of the expected net premiums or the expected future policy benefits related to new policies issued during the three months ended March 31, 2023 and 2022. Interest accrual is the interest earned on the beginning present value of either the expected net premiums or the expected future policy benefits using the locked-in discount rate. Benefit payments are the transactional benefits (death, lapse, surrenders and maturities) paid in the current period. Derecognition refers to a subset of the issuances or the present value of future premiums released on new issues that lapsed during the three months ended March 31, 2023 and 2022 as well as other reconciling items. The effects of actual variances from expected experience lines are primarily impacted by the actual policy cash flows during the period compared to that which was expected in the reserve assumptions. If the net of the two lines is a positive number, the implication is an unfavorable result with policy cash flows less favorable than assumed while a negative number implies a favorable result compared to assumptions. Our policy experience will vary from actual experience in any one period, either favorably or unfavorably.

March 31, 2023 | 10-Q 25

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Home Service Insurance segment impact of updating actual experience for the current period contributed to an increase in liabilities due to higher premiums collected than expected.

	Life Insurance
March 31, 2022 (In thousands)	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums
Balance, beginning of year	$269,528	4,939	274,467
Beginning balance at original discount rate	246,386	5,093	251,479
Effects of actual variances from expected experience	1,693	422	2,115
Adjusted beginning of year balance	248,079	5,515	253,594
Issuances	5,795	1,121	6,916
Interest accrual	2,088	(2)	2,086
Net premiums collected	(9,166)	133	(9,033)
Derecognition and other	57	24	81
Ending balance at original discount rate	246,853	6,791	253,644
Effect of changes in discount rates	6,040	(291)	5,749
Balance, end of period	$252,893	6,500	259,393

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$1,168,282	240,679	1,408,961
Beginning balance at original discount rate	990,921	207,105	1,198,026
Effects of actual variances from expected experience	1,998	1,407	3,405
Adjusted beginning of year balance	992,919	208,512	1,201,431
Issuances	5,863	1,141	7,004
Interest accrual	10,658	2,125	12,783
Benefit payments	(17,715)	(3,918)	(21,633)
Derecognition and other	(10)	4	(6)
Ending balance at original discount rate	991,715	207,864	1,199,579
Effect of changes in discount rates	72,720	12,917	85,637
Balance, end of period	$1,064,435	220,781	1,285,216

Net liability for future policy benefits	$811,542	214,281	1,025,823

The Life Insurance segment impact of updating actual experience for the current period contributed to an increase in liabilities primarily due to higher benefits paid than expected.

March 31, 2023 | 10-Q 26

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Home Service Insurance
March 31, 2022 (In thousands)	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums
Balance, beginning of year	$104,556	10,196	114,752
Beginning balance at original discount rate	90,012	9,532	99,544
Effects of actual variances from expected experience	876	(1,083)	(207)
Adjusted beginning of year balance	90,888	8,449	99,337
Issuances	4,349	711	5,060
Interest accrual	822	43	865
Net premiums collected	(2,723)	1,610	(1,113)
Derecognition and other	(1,113)	24	(1,089)
Ending balance at original discount rate	92,223	10,837	103,060
Effect of changes in discount rates	5,130	(112)	5,018
Balance, end of period	$97,353	10,725	108,078

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$266,206	161,715	427,921
Beginning balance at original discount rate	205,340	117,425	322,765
Effects of actual variances from expected experience	1,090	625	1,715
Adjusted beginning of year balance	206,430	118,050	324,480
Issuances	4,350	708	5,058
Interest accrual	2,164	1,349	3,513
Benefit payments	(5,832)	(2,057)	(7,889)
Derecognition and other	(1,114)	24	(1,090)
Ending balance at original discount rate	205,998	118,074	324,072
Effect of changes in discount rates	28,342	23,076	51,418
Balance, end of period	$234,340	141,150	375,490

Net liability for future policy benefits	$136,987	130,425	267,412

The Home Service Insurance segment impact of updating actual experience for the current period contributed to an increase in liabilities due to higher premiums collected than expected.

March 31, 2023 | 10-Q 27

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles the net liability for future policy benefits shown above to the liability for future policy benefits in the consolidated balance sheet.

	March 31, 2023			March 31, 2022
(In thousands)	Life Insurance	Home Service Insurance	Consolidated	Life Insurance	Home Service Insurance	Consolidated
Life Insurance
Permanent	$726,197	108,972	835,169	811,542	136,987	948,529
Permanent limited pay	186,878	104,589	291,467	214,281	130,425	344,706
Deferred profit liability	26,347	25,113	51,460	23,042	22,502	45,544
Other	26,474	13,725	40,199	27,918	13,403	41,321
Total life insurance	965,896	252,399	1,218,295	1,076,783	303,317	1,380,100
Accident & Health
Other	599	249	848	521	245	766
Total	$966,495	252,648	1,219,143	1,077,304	303,562	1,380,866

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefit payments for long-term duration contracts.

As of March 31,	2023		2022
(In thousands)	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Undiscounted:
Permanent
Expected future gross premiums	607,319	463,491	623,969	459,627
Expected future benefit payments	$1,478,777	478,978	1,468,066	453,855
Permanent Limited Pay
Expected future gross premiums	46,845	77,743	47,904	65,371
Expected future benefit payments	321,985	319,390	322,955	304,278

Discounted:
Permanent
Expected future gross premiums	474,777	277,098	523,290	308,271
Expected future benefit payments	$965,720	205,841	1,064,435	234,340
Permanent Limited Pay
Expected future gross premiums	41,719	54,170	44,202	53,038
Expected future benefit payments	197,673	119,104	220,781	141,150

March 31, 2023 | 10-Q 28

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the amount of revenue and interest related to long-term duration contracts recognized in the consolidated statement of operations:

	Life Insurance		Home Service Insurance
Three Months Ended March 31, 2023 (In thousands)	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
Life Insurance
Permanent	$22,458	8,570	8,372	1,324
Permanent Limited Pay	4,168	2,336	2,154	1,586
Other	77	—	368	—
Reinsurance	(648)	—	(15)	—
Total, net of reinsurance	26,055	10,906	10,879	2,910
Accident & Health
Other	152	—	206	—
Reinsurance	—	—	—	—
Total, net of reinsurance	152	—	206	—
Total	$26,207	10,906	11,085	2,910

	Life Insurance		Home Service Insurance
Three Months Ended March 31, 2022 (In thousands)	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
Life Insurance
Permanent	$22,257	8,570	8,456	1,342
Permanent Limited Pay	3,656	2,350	2,041	1,559
Other	1,425	—	—	—
Reinsurance	(500)	—	(14)	—
Total, net of reinsurance	26,838	10,920	10,483	2,901
Accident & Health
Other	94	—	193	—
Reinsurance	(1)	—	—	—
Total, net of reinsurance	93	—	193	—
Total	$26,931	10,920	10,676	2,901

The following table provides the weighted-average durations of the liability for future policy benefits.

	March 31, 2023		March 31, 2022
(In years)	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Permanent
Original duration	8.1	15.9	8.8	16.0
Current duration	8.4	16.1	9.1	16.3
Permanent Limited Pay
Original duration	7.6	14.5	8.0	15.2
Current duration	7.6	15.2	8.4	17.5
March 31, 2023 | 10-Q 29

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides the weighted-average interest rates for the liability for future policy benefits.

	March 31, 2023		March 31, 2022
(In thousands)	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Permanent
Original discount rate	4.92%	4.99%	4.93%	5.01%
Current discount rate	4.86%	5.09%	3.43%	3.68%
Permanent Limited Pay
Original discount rate	4.30%	5.05%	4.33%	5.06%
Current discount rate	4.85%	5.08%	3.38%	3.67%

March 31, 2023 | 10-Q 30

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
LIABILITY FOR POLICYHOLDERS’ ACCOUNT BALANCES

The following table presents the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of the difference, in basis points, between rates being credited and the respective guaranteed minimums.

March 31, 2023		At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
(In thousands)	Range of Guaranteed Minimum Crediting Rate
Life Insurance:
SCWOLC (1)	0.00% - 1.49%	$—	—	—	—	—
	1.50% - 2.99%	1,452	—	—	—	1,452
	3.00% - 4.49%	33,940	—	—	—	33,940
	Greater or equal to 4.50%	134	—	—	—	134
	Total	$35,526	—	—	—	35,526

Fixed annuity	0.00% - 1.49%	$197	—	1,144	—	1,341
	1.50% - 2.99%	13,078	—	59	—	13,137
	3.00% - 4.49%	21,568	10	—	—	21,578
	Greater or equal to 4.50%	30,944	—	—	—	30,944
	Total	$65,787	10	1,203	—	67,000

Dividend accumulations	0.00% - 1.49%	$239	—	—	3,499	3,738
	1.50% - 2.99%	11,144	551	7	—	11,702
	3.00% - 4.49%	26,985	—	—	—	26,985
	Greater or equal to 4.50%	3	—	—	—	3
	Total	$38,371	551	7	3,499	42,428

Premiums paid in advance	0.00% - 1.49%	$—	—	—	34,122	34,122
	1.50% - 2.99%	—	—	—	—	—
	3.00% - 4.49%	—	—	—	—	—
	Greater or equal to 4.50%	—	—	—	—	—
	Total	$—	—	—	34,122	34,122

Home Service Insurance:
SCWOLC (1)	0.00% - 1.49%	$4	—	—	—	4
	1.50% - 2.99%	250	—	—	—	250
	3.00% - 4.49%	55	—	—	—	55
	Greater or equal to 4.50%	—	—	—	—	—
	Total	$309	—	—	—	309

Fixed annuity	0.00% - 1.49%	$296	—	—	392	688
	1.50% - 2.99%	—	—	—	—	—
	3.00% - 4.49%	18,696	—	—	—	18,696
	Greater or equal to 4.50%	777	—	—	—	777
	Total	$19,769	—	—	392	20,161

Dividend accumulations	0.00% - 1.49%	$—	—	—	173	173
	1.50% - 2.99%	5	42	—	—	47
	3.00% - 4.49%	20	—	—	—	20
	Greater or equal to 4.50%	—	—	—	—	—
	Total	$25	42	—	173	240

(1) Supplemental Contracts Without Life Contingencies

March 31, 2023 | 10-Q 31

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2022		At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
(In thousands)	Range of Guaranteed Minimum Crediting Rate
Life Insurance:
SCWOLC (1)	0.00% - 1.49%	$—	—	—	—	—
	1.50% - 2.99%	256	—	—	—	256
	3.00% - 4.49%	24,862	—	—	—	24,862
	Greater or equal to 4.50%	145	—	—	—	145
	Total	$25,263	—	—	—	25,263

Fixed annuity	0.00% - 1.49%	$203	—	813	—	1,016
	1.50% - 2.99%	10,584	—	12	—	10,596
	3.00% - 4.49%	21,976	9	—	—	21,985
	Greater or equal to 4.50%	30,662	—	—	—	30,662
	Total	$63,425	9	825	—	64,259

Dividend accumulations	0.00% - 1.49%	$250	—	—	3,529	3,779
	1.50% - 2.99%	8,501	533	11	—	9,045
	3.00% - 4.49%	25,507	—	—	—	25,507
	Greater or equal to 4.50%	3	—	—	—	3
	Total	$34,261	533	11	3,529	38,334

Premiums paid in advance	0.00% - 1.49%	$—	—	—	37,922	37,922
	1.50% - 2.99%	—	—	—	—	—
	3.00% - 4.49%	—	—	—	—	—
	Greater or equal to 4.50%	—	—	—	—	—
	Total	$—	—	—	37,922	37,922

Home Service Insurance:
SCWOLC (1)	0.00% - 1.49%	$6	—	—	—	6
	1.50% - 2.99%	249	—	—	—	249
	3.00% - 4.49%	49	—	—	—	49
	Greater or equal to 4.50%	—	—	—	—	—
	Total	$304	—	—	—	304

Fixed annuity	0.00% - 1.49%	$284	—	—	408	692
	1.50% - 2.99%	—	—	—	—	—
	3.00% - 4.49%	18,743	—	—	—	18,743
	Greater or equal to 4.50%	903	—	—	—	903
	Total	$19,930	—	—	408	20,338

Dividend accumulations	0.00% - 1.49%	$—	—	—	173	173
	1.50% - 2.99%	5	44	—	—	49
	3.00% - 4.49%	19	—	—	—	19
	Greater or equal to 4.50%	—	—	—	—	—
	Total	$24	44	—	173	241

(1) Supplemental Contracts Without Life Contingencies

March 31, 2023 | 10-Q 32

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize balances of and changes in policyholders' account balances.

March 31, 2023 (In thousands)	SCWOLC (1)	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Life Insurance:
Balance, beginning of year	$32,667	66,543	41,424	34,603
Issuances	4,788	536	147	905
Premiums received	18	1,025	1,383	145
Interest credited	341	536	322	226
Less:
Surrenders and withdrawals	—	1,640	848	1,757
Benefit payments	2,288	—	—	—
Balance, end of period	$35,526	67,000	42,428	34,122
Weighted-average crediting rates	4.10%	3.70%	3.49%	3.00%
Cash surrender value	$35,526	67,000	42,428	34,122

Home Service Insurance:
Balance, beginning of year	$328	20,264	239	—
Issuances	—	227	1	—
Premiums received	—	145	1	—
Interest credited	2	132	2	—
Less:
Surrenders and withdrawals	—	607	3	—
Benefit payments	21	—	—	—
Balance, end of period	$309	20,161	240	—
Weighted-average crediting rates	2.20%	3.10%	3.09%	4.00%
Cash surrender value	$309	20,161	240	—

Consolidated:
Balance, beginning of year	$32,995	86,807	41,663	34,603
Issuances	4,788	763	148	905
Premiums received	18	1,170	1,384	145
Interest credited	343	668	324	226
Less:
Surrenders and withdrawals	—	2,247	851	1,757
Benefit payments	2,309	—	—	—
Balance, end of period	$35,835	87,161	42,668	34,122
Weighted-average crediting rates	4.05%	3.57%	3.05%	2.98%
Cash surrender value	$35,835	87,161	42,668	34,122

(1) Supplemental Contracts Without Life Contingencies

March 31, 2023 | 10-Q 33

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2022 (In thousands)	SCWOLC (1)	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Life Insurance:
Balance, beginning of year	$23,628	63,591	37,513	38,875
Issuances	2,392	604	123	469
Premiums received	12	995	1,264	132
Interest credited	232	517	292	275
Less:
Surrenders and withdrawals	—	1,448	858	1,829
Benefit payments	1,001	—	—	—
Balance, end of period	$25,263	64,259	38,334	37,922
Weighted-average crediting rates	4.11%	3.76%	3.50%	3.09%
Cash surrender value	$25,263	64,259	38,334	37,922

Home Service Insurance:
Balance, beginning of year	$322	20,326	247	—
Issuances	10	213	3	—
Premiums received	—	189	1	—
Interest credited	2	140	2	—
Less:
Surrenders and withdrawals	—	530	12	—
Benefit payments	30	—	—	—
Balance, end of period	$304	20,338	241	—
Weighted-average crediting rates	2.13%	3.11%	3.10%	4.00%
Cash surrender value	$304	20,338	241	—

Consolidated:
Balance, beginning of year	$23,950	83,917	37,760	38,875
Issuances	2,402	817	126	469
Premiums received	12	1,184	1,265	132
Interest credited	234	657	294	275
Less:
Surrenders and withdrawals	—	1,978	870	1,829
Benefit payments	1,031	—	—	—
Balance, end of period	$25,567	84,597	38,575	37,922
Weighted-average crediting rates	4.08%	3.60%	3.08%	3.09%
Cash surrender value	$25,567	84,597	38,575	37,922

(1) Supplemental Contracts Without Life Contingencies

March 31, 2023 | 10-Q 34

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles policyholders' account balances to the policyholders' account balances' liability in the consolidated balance sheet.

	March 31, 2023			March 31, 2022
(In thousands)	Life Insurance	Home Service Insurance	Consolidated	Life Insurance	Home Service Insurance	Consolidated
Annuities:
SCWOLC (1)	$35,526	309	35,835	25,263	304	25,567
Fixed annuity	67,000	20,161	87,161	64,259	20,338	84,597
Unearned revenue reserve	—	1,531	1,531	—	1,588	1,588
Other	1	—	1	—	(1)	(1)
Total annuities	$102,527	22,001	124,528	89,522	22,229	111,751
(1) Supplemental Contracts Without Life Contingencies

Dividend Accumulations:
Dividend accumulations	$42,428	240	42,668	38,334	241	38,575
Other	1	(1)	—	—	—	—
Total dividend accumulations	$42,429	239	42,668	38,334	241	38,575

Premiums Paid in Advance:
Premiums paid in advance	$34,122	—	34,122	37,922	—	37,922
Other	2,294	281	2,575	2,180	331	2,511
Total premiums paid in advance	$36,416	281	36,697	40,102	331	40,433

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

CONTRACTUAL OBLIGATIONS

As of March 31, 2023, CICA International is committed to fund investments up to $35.6 million related to limited partnerships previously described.

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

March 31, 2023 | 10-Q 35

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(a fluctuating rate per annum) equal to the greatest of (a) Regions' prime rate, (b) the federal funds rate plus 0.50%, (c) the one-month LIBOR rate plus 1%, and (d) 0.75%; or an adjusted LIBOR rate, which is 2.75% plus an adjusted LIBOR rate but cannot be less than 0.75%. The Company is required to pay Regions an annual commitment fee of 0.375% of the unused portion of the Credit Facility in quarterly installments, which the Company expenses as it is incurred. Regions informed the Company that after June 30, 2023, the United Kingdom's Financial Conduct Authority will no longer publish a LIBOR rate that may be used as the benchmark interest rate index. Regions will transition to a replacement interest rate index on any future draws.

Obligations under the Credit Facility are secured by substantially all of the assets of the Company other than the equity interests in all of the regulated insurance subsidiaries, real estate owned by the Company, and other limited exceptions. The Credit Facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to restrictions on indebtedness, liens, investments, asset dispositions and restricted payments. As of March 31, 2023, the Company had not borrowed any funds against the Credit Facility and was not in violation of any covenants.

(8) STOCKHOLDERS' EQUITY AND RESTRICTIONS

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

A summary of the change in number of shares of Class A and Class B common stock and treasury stock issued is as follows:

	Three Months Ended March 31,
	2023			2022
(In thousands)	Common Stock		Treasury	Common Stock		Treasury
	Class A	Class B	Stock	Class A	Class B	Stock
Balance at beginning of year	53,758	1,002	4,937	53,170	1,002	4,138
Stock issued under stock investment plan	—	—	—	345	—	—
Stock issued for compensation	34	—	—	18	—	—
Balance at end of period	53,792	1,002	4,937	53,533	1,002	4,138

March 31, 2023 | 10-Q 36

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share.

Three Months Ended March 31,	2023	2022
(In thousands, except per share amounts)
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$4,872	6,449

Net income (loss) allocated to Class A common stock	$4,872	6,449

Denominator:
Weighted average shares of Class A outstanding - basic	49,840	50,236
Weighted average shares of Class A outstanding - diluted	50,609	50,906
Basic and diluted earnings (loss) per share of Class A common stock	$0.10	0.13

CAPITAL AND SURPLUS

Each of our regulated insurance subsidiaries is required to meet stipulated regulatory capital requirements. These include capital requirements imposed by the U.S. National Association of Insurance Commissioners ("NAIC") and the Bermuda Monetary Authority ("BMA"). All domestic insurance subsidiaries exceeded the minimum capital requirements at March 31, 2023.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation or excess risk, the BMA has established a threshold capital level (termed the Target Capital Level ("TCL")), which is set at 120% of a company’s enhanced capital requirement. The TCL serves as an early warning tool for the BMA. As of March 31, 2023, CICA International was above the TCL threshold. At the request of the BMA, on April 15, 2021, Citizens and CICA International entered into a Keep Well Agreement. The Keep Well Agreement requires Citizens to contribute up to $10 million in capital to CICA International as necessary to ensure that CICA International has a minimum capital level of 120% (equal to the TCL). Since CICA International’s capital level currently exceeds 120%, Citizens is not required to make a capital contribution.

CICA International had previously been granted a permitted practice by the BMA to report its fixed income maturity securities at amortized cost in its unconsolidated statutory financial statements. This permitted practice has expired.

CICA PR is a Puerto Rico domiciled company. The Insurance Code does not specifically set forth minimum capital and surplus standards, but rather requires that an insurer submit a business plan for approval to the Office of the Commissioner of Insurance that includes proposed minimum capital and surplus. CICA PR is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. CICA PR began issuing new business as of January 1, 2023 and since higher costs are associated with new business than renewal business (e.g., first year commissions), we expect that Citizens will have to contribute capital to CICA PR in the foreseeable future in order to maintain the required premium to surplus ratio.

(9) SEGMENT INFORMATION

The Company has two reportable segments:  Life Insurance and Home Service Insurance.  Our Life Insurance segment issues endowment contracts, which are principally accumulation contracts that incorporate an element of life insurance protection and ordinary whole life insurance, to non-U.S. residents through CICA International and, beginning January 1, 2023, CICA PR.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional coverage and annuity

March 31, 2023 | 10-Q 37

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
benefits to enhance accumulations. Domestically, we currently offer whole life, credit life, credit disability, and critical illness products. The critical illness products are sold in Texas and Florida through CICA and CNLIC. Both CICA and CNLIC also service whole life and accident and health policies primarily in the Southern U.S., Midwest and Mountain West.

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

The Life Insurance and Home Service Insurance portions of the Company constitute separate businesses. In addition to the Life Insurance and Home Service Insurance business, the Company also operates other non-insurance portions of the Company ("Other Non-Insurance Enterprises"), which primarily include the Company’s IT and Corporate-support functions.

The accounting policies of the reportable segments and Other Non-Insurance Enterprises are presented in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies in our Form 10-K.  The Company evaluates profit and loss performance based on U.S. GAAP net income (loss) before federal income taxes for its two reportable segments. The Company's Other Non-Insurance Enterprises is the only reportable difference between segments and consolidated operations.

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended March 31, 2023
(In thousands)

Revenues:
Premiums	$26,207	12,042	—	38,249
Net investment income	13,311	3,470	293	17,074
Investment related gains (losses), net	(437)	99	50	(288)
Other income (loss)	879	—	—	879
Total revenues	39,960	15,611	343	55,914
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	24,439	5,860	—	30,299
Increase (decrease) in future policy benefit reserves	(1,820)	842	—	(978)
Policyholder liability remeasurement (gain) loss	816	64	—	880
Policyholders' dividends	1,101	7	—	1,108
Total insurance benefits paid or provided	24,536	6,773	—	31,309
Commissions	4,759	4,254	—	9,013
Other general expenses	5,459	4,468	1,333	11,260
Capitalization of deferred policy acquisition costs	(4,360)	(1,998)	—	(6,358)
Amortization of deferred policy acquisition costs	3,162	652	—	3,814
Amortization of cost of insurance acquired	32	129	—	161
Total benefits and expenses	33,588	14,278	1,333	49,199
Income (loss) before federal income tax	$6,372	1,333	(990)	6,715

March 31, 2023 | 10-Q 38

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended March 31, 2022
(In thousands)

Revenues:
Premiums	$26,931	12,433	—	39,364
Net investment income	11,971	3,244	272	15,487
Investment related gains (losses), net	(293)	(242)	(47)	(582)
Other income (loss)	1,088	—	—	1,088
Total revenues	39,697	15,435	225	55,357
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	21,458	6,976	—	28,434
Increase in future policy benefit reserves	1,376	(1,262)	—	114
Policyholder liability remeasurement (gain) loss	414	254	—	668
Policyholders' dividends	1,350	3	—	1,353
Total insurance benefits paid or provided	24,598	5,971	—	30,569
Commissions	3,806	3,867	—	7,673
Other general expenses	5,691	4,350	989	11,030
Capitalization of deferred policy acquisition costs	(3,306)	(1,475)	—	(4,781)
Amortization of deferred policy acquisition costs	3,020	539	—	3,559
Amortization of cost of insurance acquired	24	105	—	129
Total benefits and expenses	33,833	13,357	989	48,179
Income (loss) before federal income tax	$5,864	2,078	(764)	7,178
(10) INCOME TAXES

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 27.4% for the three months ended March 31, 2023, compared to 10.2% for the same period in 2022, respectively. CICA International is considered a controlled foreign corporation for federal tax purposes. As a result, the insurance activity of CICA International is subject to Subpart F of the Internal Revenue Code and is included in Citizens’ taxable income. Due to the 0% enacted tax rate in Bermuda, there are no deferred taxes recorded for CICA International's temporary differences. The effective tax rate varies from the prevailing corporate federal income tax rate of 21.0% mainly due to the impact of Subpart F and uncertain tax positions.

At March 31, 2023, we determined it was more likely than not that a portion of our capital deferred tax assets would not be realized in their entirety. The Company recorded a valuation allowance of $3.7 million through Other Comprehensive Income (Loss).

March 31, 2023 | 10-Q 39

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11) OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% as of the three months ended March 31, 2023 and 2022, as indicated below.

Three Months Ended March 31,	2023			2022
(In thousands)	Amount	Tax Effect	Total	Amount	Tax Effect	Total
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$43,436	(2,280)	41,156	(132,765)	8,957	(123,808)
Reclassification adjustment for (gains) losses included in net income	38	(8)	30	59	(12)	47
Unrealized holding gains (losses), net	43,474	(2,288)	41,186	(132,706)	8,945	(123,761)
Change in current discount rate for liability for future policy benefits	(20,480)	873	(19,607)	151,607	(10,657)	140,950
Other comprehensive income (loss)	$22,994	(1,415)	21,579	18,901	(1,712)	17,189

(12) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. There were no changes related to these relationships during the three months ended March 31, 2023.  See our Form 10-K for a comprehensive discussion of related party transactions.

(13) SUBSEQUENT EVENTS

The Company has a plan of disposal to cease operations for its property insurance business on June 30, 2023. The property insurance business operates through SPFIC and represented less than 1% of the Company’s total consolidated assets as of March 31, 2023 and less than 2% of the Company's total consolidated revenues for the three months ended March 31, 2023.

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued and determined that no other significant subsequent events need to be recognized or disclosed at this time.

March 31, 2023 | 10-Q 40

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including those factors discussed in the "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2022, which are incorporated herein by reference.

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

The U.S. Securities and Exchange Commission ("SEC") maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. We also make available, free of charge, through our website (http://www.citizensinc.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 Reports filed by officers and directors, news releases, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC.  We are not including any of the information contained on our website as part of, or incorporating it by reference into, this Form 10-Q.

OVERVIEW

For almost 50 years, we have been fulfilling the needs of our policyholders and their families by providing insurance products that offer both living and death benefits. Citizens conducts insurance related operations through its insurance subsidiaries, which provide benefits to residents in 32 U.S. states and more than 70 different countries. We specialize in offering primarily ordinary whole life insurance, endowment products and final expense insurance in niche markets where we believe we can optimize our competitive position.

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

Objective of our Management's Discussion and Analysis

We refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “MD&A”. The objective of our MD&A is to provide investors with information in order to assess the material changes in our financial condition from December 31, 2022 to March 31, 2023 and the material changes in our results of operations for the three months ended March 31, 2023 as compared to the same period in 2022. We also discuss in the MD&A any trends that we believe may materially affect our future operations or financial condition. Prior year amounts have been revised to reflect the implementation ASU 2018-12 as noted in Part I, Item 1, Note 1. Financial Statements - "Significant Accounting Policies" and Note 2. Accounting Pronouncements in the notes to our consolidated financial statements.

March 31, 2023 | 10-Q 41

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The Factors that Drive our Operating Results

We see the following as the primary factors that drive our operating results:

•Sales (i.e., premium revenues)
•Investments
•Claims and surrenders
•Operating expenses

Premium revenues and investment income are our two primary sources of income and thus key to our profitability.

Premium revenues consist of both new sales (first year premiums) and "resells" (i.e., retaining the policy), which lead to renewal premiums.

Our total first year premiums increased by 24% due primarily to a new whole life product that was introduced last year in our international markets, as well as focused marketing campaigns across both of our insurance segments.

Our total renewal premium revenues decreased in the three months ended March 31, 2023 compared to the prior year period primarily due to impact from a higher level of surrenders during the last few years and from matured endowment benefits, which we expected due to contractual expiration dates.

Our net investment income increased for the three months ended March 31, 2023 compared to the same prior year period due to the higher interest rate environment and investment income from our limited partnerships.

March 31, 2023 | 10-Q 42

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Payment of policyholder benefits for claims and surrenders is our largest expense and thus also key to our profitability. In the three months ended March 31, 2023, our death claim benefits decreased compared to the prior year period due to a lower number of reported death claims. Our surrenders were flat in the three months ended March 31, 2023, compared to the prior year period. As expected, matured endowments increased as many of our endowment policies are reaching their contractual maturity dates.
Operating expenses are our second largest expense and thus also drive our operating results. Our general operating expenses for the three months ended March 31, 2023 increased slightly compared to the prior year period.

FINANCIAL HIGHLIGHTS
Our net income was $4.9 million for the three months ended March 31, 2023 compared to net income of $6.4 million in the prior year period. The decline in net income is primarily driven by lower renewal year premiums, higher federal income tax expense and higher insurance benefits paid or provided, which is partially offset by higher net investment income and lower investment related losses. Our net income per share of Class A common stock was $0.10 for the three months ended March 31, 2023 compared to $0.13 in prior year period.

March 31, 2023 | 10-Q 43

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Consolidated Revenue Highlights

Insurance premiums and investment income are our primary sources of revenue. Collectively, insurance premiums and investment income were flat in the three months ended March 31, 2023 as compared to the same period in 2022.

•Insurance premiums decreased by $1.1 million, or 2.8%. While first year premiums increased this was more than offset by a decline in renewal year premiums.
•Net investment income increased by $1.6 million, or 10.2% for the same reasons discussed above.

Consolidated Benefits and Expenses Highlights

The primary use of our funds is the payment of insurance benefits for claims and surrenders as well as our general operating expenses. In the three months ended March 31, 2023 compared to the same period in 2022, total benefits and expenses increased by $1.0 million.

•Claims and surrender benefits increased $1.9 million due primarily to increased matured endowment benefits partially offset by lower death claim benefits.
•Increase in future policy benefits reserves decreased $1.1 million due to the impact of reserves released from higher matured endowment benefits partially offset by increases in our in force block of business.

Financial Condition at March 31, 2023

•Total assets of $1.6 billion
•Total investments of $1.4 billion; fixed maturity securities comprised 88.2% of total investments
•$4.8 billion of direct insurance in force
•No debt
•Fully diluted income per share of Class A common stock of $0.10

IMPACT OF INFLATION AND RISING INTEREST RATES

The impact of inflation, which has led to market volatility and rising interest rates, has affected the fair value of our equity securities, leading to investment related losses. Investment related gains and losses can cause significant fluctuations from period to period and are not indicative of our operating results. We believe that investment related gains and losses, whether realized from dispositions or unrealized from changes in market prices of equity securities, have no bearing in understanding our reported results or in evaluating the economic performance of our business. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.

In addition, interest rates rose significantly in 2022 after being ultra-low for almost a decade. Higher interest rates typically reduce the market values of fixed income assets, as the interest payments from existing fixed income assets become less competitive relative to newer higher rate fixed income instruments. Because we strive to match our asset duration to our liability duration, the vast majority of our total investments are invested in longer-term fixed maturity securities. We reported pre-tax net unrealized losses of $158.2 million on our available-for-sale securities at March 31, 2023. This compares to pre-tax net unrealized losses of $201.7 million at December 31, 2022, with the year-over-year change primarily driven by market interest rates.

In addition, we could experience higher surrenders and lapses and fewer sales in the coming months as our policyholders conserve cash due to concerns over inflation and rising costs, particularly in our Home Service Insurance segment, whose customer base is primarily middle- and lower-income individuals.

March 31, 2023 | 10-Q 44

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

Three Months Ended March 31,		2023		2022
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Ordinary Life Policies:
Life Insurance	$83,892,034	902	$93,007	$42,524,454	633	$67,179
Home Service Insurance	86,437,227	6,524	13,249	54,823,369	5,431	10,095
Total	$170,329,261	7,426		$97,347,823	6,064

As we previously disclosed, our strategic initiatives include the introduction of new products tailored to our specific markets. These new products helped drive the 75% increase in total insurance issued in the three months ended March 31, 2023, from $97.3 million in the first three months of 2022 to $170.3 million in 2023. The increase in total insurance issued was driven by an increase in total number of policies issued and higher average policy face amounts in both segments.

The growth in our Life Insurance segment is attributable to strong sales from our new international whole life product, which accounted for 72% of total insurance issued in this segment for the three months ended March 31, 2023. In our Home Service Insurance segment, the increase in average policy face amounts issued is attributable to sales campaigns that focused on increasing the face amount of insurance sold.

March 31, 2023 | 10-Q 45

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

CONSOLIDATED RESULTS OF OPERATIONS

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

REVENUES

Our revenues are generated primarily by insurance renewal premiums and investment income from invested assets.

	Three Months Ended
	March 31,
(In thousands)	2023	2022

Revenues:
Premiums:
Life insurance	$36,934	37,746
Accident and health insurance	358	286
Property insurance	957	1,332
Net investment income	17,074	15,487
Investment related gains (losses), net	(288)	(582)
Other income	879	1,088
Total revenues	$55,914	55,357

Premium Income.  Total life insurance premium revenues decreased $0.8 million for the three months ended March 31, 2023 compared to the same period in 2022 primarily driven by lower renewal premiums. Property insurance premiums were impacted by an increase in premiums paid for catastrophic reinsurance coverage.

Net Investment Income. A summary of our net investment income and annualized net investment income performance are summarized as follows:

	Three Months Ended
	March 31,
(In thousands, except for %)	2023	2022

Gross investment income:
Fixed maturity securities	$14,945	13,883
Equity securities	165	151
Policy loans	1,539	1,589
Long-term investments	921	523
Other investment income	124	21
Total investment income	17,694	16,167
Investment expenses	(620)	(680)
Net investment income	$17,074	15,487

Net investment income, annualized	$68,297	61,948
Average invested assets, at amortized cost	$1,519,149	1,473,240
Annualized yield on average invested assets	4.50%	4.20%

March 31, 2023 | 10-Q 46

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Income from our fixed maturity securities constitutes the vast majority of our net investment income, as they comprise 88.2% of our investment portfolio based on fair value. Our total investment income increased by 9.4% for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to a higher average portfolio yield on our fixed maturity securities in the current period. Long-term investment income increased as our private equity investment asset base grew. Our yield increased 30 basis points to 4.50% in the first three months of 2023 compared to the prior year period due to the rising interest rate environment.

Investment Related Gains (Losses), Net.  We recorded investment related losses during the three months ended March 31, 2023 of $0.3 million compared to $0.6 million during the same prior year period. The losses are primarily related to the fair value change of our limited partnership and equity security investments resulting from the inflationary environment and volatility in equity markets. We did not sell these investments as changes in fair values of our equity securities are reflected as investment related gains or losses, in addition to executed transactions that result in a gain or loss.

Other Income. Other income consists primarily of supplemental contracts issued to policyholders in our Life Insurance segment upon the surrender or maturity of their original policies.

BENEFITS AND EXPENSES

	Three Months Ended
	March 31,
(In thousands)	2023	2022

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$30,299	28,434
Increase (decrease) in future policy benefit reserves	(978)	114
Policyholder liability remeasurement (gain) loss	880	668
Policyholders' dividends	1,108	1,353
Total insurance benefits paid or provided	31,309	30,569
Commissions	9,013	7,673
Other general expenses	11,260	11,030
Capitalization of deferred policy acquisition costs	(6,358)	(4,781)
Amortization of deferred policy acquisition costs	3,814	3,559
Amortization of cost of insurance acquired	161	129
Total benefits and expenses	$49,199	48,179

Claims and surrenders benefits and other general expenses are our primary expenses. Total benefits and expenses increased in the three months ended March 31, 2023 as compared to same period in 2022.

March 31, 2023 | 10-Q 47

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Claims and Surrenders.

	Three Months Ended
	March 31,
(In thousands)	2023	2022

Claims and Surrenders:
Death claim benefits	$5,382	7,017
Surrender benefits	12,316	12,259
Endowment benefits	2,109	2,134
Matured endowment benefits	8,765	6,134
Property claims	342	142
A&H and other policy benefits	1,385	748
Total claims and surrenders	$30,299	28,434

Death claim benefits decreased 23.3% for the three months ended March 31, 2023 compared to the same period in 2022 due primarily to a lower volume of reported death claims.

Matured endowment benefits increased 42.9% for the three months ended March 31, 2023 compared to the same period in 2022. We anticipated this increase based upon the contractual maturity dates of the policies.

Explanation of other benefits and expenses

Increase (Decrease) in Future Policy Benefit Reserves.  Future policy benefit reserves reflect the liability established to provide for the payment of policy benefits that we expect to pay in the future and thus generally increase when we have a larger in force block of business due to higher sales and better persistency (i.e., more policies on which we expect to pay future benefits) and decrease when we have lower sales and persistency. In the three months ended March 31, 2023, the change in future policy benefit reserves decreased compared to the same prior year period due to the impact of reserves released from higher matured endowment benefits despite increases in insurance issued and increases in our in force block of business policy benefit reserves.

Commissions. Commission expenses are a cost of acquiring business, as commissions are the primary compensation paid to our independent consultants and independent agents for selling our products. First year commission rates are higher than renewal commission rates and thus commissions fluctuate directly in relation to first year sales. As discussed above, in the three months ended March 31, 2023, we experienced a 24% increase in first year sales leading to an increase in commissions related expenses.

Capitalization and Amortization of Deferred Policy Acquisition Costs. Costs capitalized include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts and thus fluctuate primarily with first year sales. Amortization is on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization.

SEGMENT OPERATIONS

Our business is comprised of two operating business segments, as detailed below.

•Life Insurance
•Home Service Insurance

These segments are reported in accordance with U.S. GAAP.  The Company's Other Non-Insurance enterprises include non-insurance operations such as IT and corporate-support functions, which are included in the table

March 31, 2023 | 10-Q 48

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

presented below to properly reconcile the segment information with the consolidated financial statements of the Company.

The following table sets forth income (loss) before federal income taxes by segment during the periods indicated.

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Income (loss) before federal income tax expense:
Segments:
Life Insurance	$6,372	5,864
Home Service Insurance	1,333	2,078
Total segments	7,705	7,942
Other Non-Insurance enterprises	(990)	(764)
Total income (loss) before federal income tax expense	$6,715	7,178

LIFE INSURANCE

Detailed results of operations for the Life Insurance segment for the periods indicated are as follows:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Revenues:
Premiums	$26,207	26,931
Net investment income	13,311	11,971
Investment related gains (losses), net	(437)	(293)
Other income	879	1,088
Total revenues	39,960	39,697
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	24,439	21,458
Increase (decrease) in future policy benefit reserves	(1,820)	1,376
Policyholder liability remeasurement (gain) loss	816	414
Policyholders' dividends	1,101	1,350
Total insurance benefits paid or provided	24,536	24,598
Commissions	4,759	3,806
Other general expenses	5,459	5,691
Capitalization of deferred policy acquisition costs	(4,360)	(3,306)
Amortization of deferred policy acquisition costs	3,162	3,020
Amortization of cost of insurance acquired	32	24
Total benefits and expenses	33,588	33,833
Income (loss) before federal income tax expense	$6,372	5,864

March 31, 2023 | 10-Q 49

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

In our Life Insurance segment we reported income before federal income tax of $6.4 million in the three months ended March 31, 2023 as compared to income of $5.9 million in the prior year period primarily driven by higher net investment income, partially offset by lower renewal year premiums.

Life Insurance segment premium breakout is detailed below.

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Premiums:
First year	$2,594	1,987
Renewal	23,613	24,944
Total premiums	$26,207	26,931

Premiums.  First year premiums increased 30.5% for three months ended March 31, 2023 compared to the same period in 2022, which we believe is due to sales campaigns and our new international whole life product, which launched in March 2022. Our total premiums for three months ended March 31, 2023 decreased 2.7% compared to the same period in 2022. We derive most of our premium revenue in the Life Insurance segment from renewal premiums, which decreased 5.3% in the three months ended March 31, 2023 as compared to the same period in 2022.

International Life Insurance Premiums. Life insurance premiums are generated largely from our international policyholders from more than 70 different countries across the globe. The majority of our international premiums are derived from whole life and endowment products. The following table sets forth our premiums collected from the top five countries of our international life insurance business for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Country:
Colombia	$6,057	6,030
Taiwan	5,302	4,923
Venezuela	3,722	4,090
Ecuador	3,246	3,026
Argentina	2,184	1,861
Other Non-U.S.	8,841	8,933
Total	$29,352	28,863

Domestic Life Insurance Premiums. Domestic premiums in our Life Insurance segment remained consistent in the three months ended March 31, 2023 compared to the same prior year period. Our domestic in force business results primarily from receipt of renewal premiums from blocks of business of various insurance companies we have acquired over the years as we ceased selling ordinary life in 2017.  We currently offer whole life, credit life, credit disability and critical illness products domestically.

Net Investment Income.  Our net investment income increased by 11.2% for the three months ended March 31, 2023 compared to the same period in 2022 due to our higher average portfolio yield. The majority of investment income is derived from fixed maturity securities; however, long-term investment income continued to increase as our limited partnership asset base grew.

March 31, 2023 | 10-Q 50

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Investment Related Gains (Losses), Net.  We recorded investment related losses of $0.4 million during the three months ended March 31, 2023 compared to investment related losses of $0.3 million during the same prior year period resulting from the change in estimated fair market value for our limited partnerships, as previously discussed.

Claims and Surrenders. The following table sets forth our primary claims and surrender benefits paid within our Life Insurance segment for the three months ended March 31, 2023 compared to the same period in 2022.

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Claims and Surrenders:
Death claim benefits	$748	990
Surrender benefits	11,628	11,637
Endowment benefits	2,108	2,129
Matured endowment benefits	8,620	6,007
A&H and other policy benefits	1,335	695
Total claims and surrenders	$24,439	21,458

During the three months ended March 31, 2023 and 2022, the majority of our claims and surrender benefits in our Life Insurance segment were related to payment of surrender benefits and matured endowment benefits. Many of our endowment policies are reaching their contractual maturity dates and thus matured endowment benefits are increasing. Death claims benefits decreased for the three months ended March 31, 2023 compared to the prior year period. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

Increase (Decrease) in Future Policy Benefit Reserves. The change in future policy benefit reserves decreased as a result of reserves released from higher matured endowment benefits which is offset by increases in our in force block of business for the three months ended March 31, 2023 compared to the same period in 2022.

March 31, 2023 | 10-Q 51

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

HOME SERVICE INSURANCE

Detailed results of operations for the Home Service Insurance segment for the periods indicated are as follows:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Revenues:
Premiums	$12,042	12,433
Net investment income	3,470	3,244
Investment related gains (losses), net	99	(242)
Total revenues	15,611	15,435
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,860	6,976
Increase (decrease) in future policy benefit reserves	842	(1,262)
Policyholder liability remeasurement (gain) loss	64	254
Policyholders' dividends	7	3
Total insurance benefits paid or provided	6,773	5,971
Commissions	4,254	3,867
Other general expenses	4,468	4,350
Capitalization of deferred policy acquisition costs	(1,998)	(1,475)
Amortization of deferred policy acquisition costs	652	539
Amortization of cost of insurance acquired	129	105
Total benefits and expenses	14,278	13,357
Income before federal income tax expense	$1,333	2,078

In our Home Service Insurance segment we reported income before federal income tax of $1.3 million in the three months ended March 31, 2023 as compared to income of $2.1 million in the prior year period. This decrease is primarily driven by an increase in catastrophic reinsurance costs and higher total insurance benefits paid or provided partially offset by investment related gains due to the changes in the fair value of our equity securities.

Premiums. Total premium revenue declined by 3.1% in the three months ended March 31, 2023 compared to the same period in 2022 despite an increase of 15.1% in first year premiums for three months ended March 31, 2023 compared to the same period in 2022. The decline in premium was attributed to lower property insurance premiums from an increase in catastrophic reinsurance costs and lower life insurance renewal year premiums.

March 31, 2023 | 10-Q 52

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Claims and Surrenders.  Claims and surrender benefits, which are the largest portion of our expenses in the Home Service Insurance segment, are summarized as follows:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Claims and Surrenders:
Death claim benefits	$4,634	6,027
Surrender benefits	688	622
Endowment benefits	1	5
Matured endowment benefits	145	127
Property claims	342	142
A&H and other policy benefits	50	53
Total claims and surrenders	$5,860	6,976

The majority of claims and surrender benefits in our Home Service Insurance segment relate to death claim benefits. Death claim benefits decreased 23.1% in the three months ended March 31, 2023 compared to the same 2022 period. The decrease in death claim benefits was due primarily to a lower volume of reported claims. Mortality experience is closely monitored by the Company as a key performance indicator and fluctuates from quarter-to-quarter based on reported claims.

Increase in Future Policy Benefit Reserves. The change in future policy benefit reserves increased as a result of increases in insurance issued and lower total death claim benefits for the three months ended March 31, 2023 compared to the same period in 2022.

OTHER NON-INSURANCE ENTERPRISES

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Income (loss) before income tax expense	$(990)	(764)

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

INVESTMENTS

Our investments are an integral part of our business success. Our cash and invested assets at March 31, 2023 were $1.4 billion, of which 87.0% was invested in fixed maturity securities, all of which are classified as available-for-sale. We closely monitor the duration of our fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy our insurance obligations.

March 31, 2023 | 10-Q 53

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table sets forth the carrying value of our investments by investment category and cash, cash equivalents and the percentage of each to total cash and invested assets.

Carrying Value	March 31, 2023		December 31, 2022
(In thousands, except for %)	Amount	%	Amount	%
Cash, Cash Equivalents and Invested Assets
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$9,688	0.7%	$13,278	1.0%
Corporate	758,974	53.7%	715,645	52.5%
States and political subdivisions (1)	308,580	21.8%	307,358	22.5%
Mortgage-backed (2)	103,071	7.3%	99,995	7.3%
Asset-backed	49,277	3.5%	43,242	3.2%
Foreign governments	101	—%	101	—%
Total fixed maturity securities	1,229,691	87.0%	1,179,619	86.5%
Short-term investments	1,244	0.1%	1,241	0.1%
Cash and cash equivalents	18,924	1.4%	22,973	1.7%
Other investments:
Policy loans	78,659	5.6%	78,773	5.8%
Equity securities	11,899	0.8%	11,590	0.8%
Other long-term investments	72,254	5.1%	69,558	5.1%
Total cash, cash equivalents and invested assets	$1,412,671	100.0%	$1,363,754	100.0%
(1) Includes $128.5 million and $133.2 million of securities guaranteed by third parties at March 31, 2023 and December 31, 2022, respectively.
(2) Includes $102.7 million and $98.8 million of U.S. Government-sponsored enterprises at March 31, 2023 and December 31, 2022, respectively.

The carrying value of the Company’s fixed maturity securities investment portfolio at March 31, 2023 was $1.23 billion compared to $1.18 billion at December 31, 2022. As discussed above, this increase reflects the impact of interest rate sensitivity on the fair value of our fixed maturity securities. The distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2023 did not materially change from December 31, 2022 – the weighted average was “A” at both dates.

Cash and cash equivalents decreased as of March 31, 2023 from December 31, 2022 and can fluctuate from period to period primarily due to the timing from operating and investing activities.

Other long-term investments increased by $2.7 million as of March 31, 2023 from December 31, 2022 due to additional funding of our limited partnership investments.

Obligations of States and Political Subdivisions

The Company’s fixed maturity securities investment portfolio at March 31, 2023 and December 31, 2022 included $308.6 million and $307.4 million, respectively, of securities that are obligations of states and political subdivisions, including municipalities (collectively referred to as the municipal bond portfolio).

March 31, 2023 | 10-Q 54

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The Company's municipal bond portfolio includes third-party guarantees.  Detailed below is a presentation by the Nationally Recognized Statistical Rating Organization ("NRSRO") rating of these holdings by funding type as of March 31, 2023.

	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
State and political subdivision fixed maturity securities including third-party guarantees
AAA	$14,073	13,949	6,494	6,584	—	—	20,567	20,533	6.1%
AA	48,733	48,641	114,841	130,002	10,714	11,090	174,288	189,733	56.7%
A	5,956	6,252	88,770	97,907	4,474	4,403	99,200	108,562	32.4%
BBB	626	656	8,295	9,501	1,375	1,450	10,296	11,607	3.5%
BB and other	2,963	3,185	1,266	1,267	—	—	4,229	4,452	1.3%
Total	$72,351	72,683	219,666	245,261	16,563	16,943	308,580	334,887	100.0%

State and political subdivision fixed maturity securities excluding third-party guarantees
AA	$34,169	34,123	39,052	42,762	6,597	6,505	79,818	83,390	24.9%
A	16,823	17,178	121,766	136,950	6,952	7,133	145,541	161,261	48.2%
BBB	2,568	2,561	27,060	30,101	1,639	1,855	31,267	34,517	10.3%
BB and other	18,791	18,821	31,788	35,448	1,375	1,450	51,954	55,719	16.6%
Total	$72,351	72,683	219,666	245,261	16,563	16,943	308,580	334,887	100.0%

The table below shows the categories in which the Company held investments in special revenue bonds that were greater than 10% of fair value based upon the Company's total municipal bond portfolio at March 31, 2023.

(In thousands)	Fair Value	Amortized Cost	% of Total Fair Value

Education	$48,486	54,317	15.7%
Utilities	46,416	49,303	15.0%
Transportation	38,239	44,661	12.4%

The Company's municipal bond portfolio is spread across many states, however, municipal bonds from Texas and California comprise the most significant concentration of the total municipal bond portfolio as of March 31, 2023. The Company holds 21.7% and 14.3% of its municipal bond portfolio in Texas and California issuers, respectively, as of March 31, 2023. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal bond portfolio as of March 31, 2023.

March 31, 2023 | 10-Q 55

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The table below represents the Company's detailed exposure to municipal bonds in Texas at March 31, 2023.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas state and political subdivision fixed maturity securities including third-party guarantees
AAA	$13,564	13,442	3,060	3,055	—	—	16,624	16,497
AA	17,572	17,549	14,730	16,302	—	—	32,302	33,851
A	—	—	17,458	22,195	—	—	17,458	22,195
BB and other	—	—	500	501	—	—	500	501
Total	$31,136	30,991	35,748	42,053	—	—	66,884	73,044
Texas state and political subdivision fixed maturity securities excluding third-party guarantees
AA	$25,137	24,997	3,002	2,982	—	—	28,139	27,979
A	4,860	4,852	26,978	32,867	—	—	31,838	37,719
BBB	1,139	1,142	3,274	3,421	—	—	4,413	4,563
BB and other	—	—	2,494	2,783	—	—	2,494	2,783
Total	$31,136	30,991	35,748	42,053	—	—	66,884	73,044

The table below represents the Company's detailed exposure to municipal bonds in California at March 31, 2023.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
California state and political subdivision fixed maturity securities including third-party guarantees
AA	$1,965	2,036	30,221	35,601	2,478	2,731	34,664	40,368
A	1,306	1,650	7,208	8,924	—	—	8,514	10,574
BBB	—	—	866	865	—	—	866	865
Total	$3,271	3,686	38,295	45,390	2,478	2,731	44,044	51,807
California state and political subdivision fixed maturity securities excluding third-party guarantees
AA	$464	445	4,691	5,447	—	—	5,155	5,892
A	2,807	3,241	15,766	18,971	2,478	2,731	21,051	24,943
BBB	—	—	3,713	3,929	—	—	3,713	3,929
BB and other	—	—	14,125	17,043	—	—	14,125	17,043
Total	$3,271	3,686	38,295	45,390	2,478	2,731	44,044	51,807

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

The Company did not record any credit valuation allowances on fixed maturity securities in either of the three months ended March 31, 2023 or 2022.

Information on both unrealized and realized gains and losses by category is set forth in Part I, Item 1, Note 3. Investments of the notes to our consolidated financial statements herein.

March 31, 2023 | 10-Q 56

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

Below are our primary capital resources (based on carrying value of each) as of the periods indicated.

(In thousands)	March 31, 2023	December 31, 2022
Fixed maturity securities	$1,229,691	1,179,619
Cash and cash equivalents	18,924	22,973

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations. In the three months ended March 31, 2023 our operations resulted in $7.4 million in net cash. We manage our insurance operations as described herein in order to ensure that we have stable and reliable sources of cash flow to meet our obligations. We currently anticipate meeting our short-term and long-term cash needs with cash generated by our insurance operations and from our invested assets. From time-to-time, we may raise capital by selling shares in our SIP (as defined below) and we may also access our Credit Facility if needed (also as described below).

PARENT COMPANY LIQUIDITY AND CAPITAL RESOURCES

Citizens is a holding company and has minimal operations of its own.  Our assets consist of the capital stock of our subsidiaries, cash and investments.  Our liquidity requirements are met primarily from two sources: cash generated from our operating subsidiaries and our invested assets. Our ability to obtain cash from our insurance subsidiaries depends primarily upon the availability of statutorily permissible payments, including payments Citizens receives from service agreements with our insurance subsidiaries and dividends from the subsidiaries. The ability to make payments to the holding company is limited by applicable laws and regulations of Bermuda, Puerto Rico and U.S. states of domicile which subject insurance operations to significant regulatory restrictions. These laws and regulations require, among other things, that our insurance subsidiaries maintain minimum solvency requirements, which limit the amount of dividends that can be paid to the holding company. The regulations also require approval of our service agreements with the applicable regulatory authority in order to prevent insurance subsidiaries from moving large amounts of cash to the unregulated holding company.

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

In 2021, we entered into a Credit Facility with Regions Bank. See Part I, Item 1, Note 7. Commitments and Contingencies in the notes to our consolidated financial statements, herein, for a description of the Credit Facility. The Credit Facility provides additional liquidity to the Company for short-term and longer-term needs. As of March 31, 2023, we have not borrowed any money under the Credit Facility and have no immediate plans to do so.

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium revenues, investment income and investment maturities or sales. Primary cash needs relate to payments of policyholder benefits, investment purchases and operating expenses.  Historically, cash flow from our operations has been sufficient to meet our cash needs. We have not had to liquidate a material amount of investments to pay our expenses and we did not do so in the three months ended March 31, 2023. We believe that we have adequate capital resources to support the liquidity requirements of our insurance operations if the cash flow from our insurance operations is insufficient to meet our cash needs. See Contractual Obligations and Off-balance Sheet Arrangements in our Form 10-K and below for a discussion of known and estimated cash needs. Cash flow projections and cash flow tests under various market interest rate scenarios are performed annually to assist in evaluating liquidity needs and adequacy.

March 31, 2023 | 10-Q 57

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Cash from Operating Activities. Cash provided by or used in operating activities is an important liquidity metric because it reflects, during a given period, the amount of cash generated that is available to pay our operating expenses, invest in our business or make strategic acquisitions. In the three months ended March 31, 2023, our operations provided $7.4 million in net cash.

Cash from Investing Activities. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities and to a lesser extent limited partnerships or other alternative investments. Net cash outflows from investing activities totaled $11.0 million for the three months ended March 31, 2023. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds. We purchased $25.1 million in fixed maturity securities and we also used $3.5 million to purchase other long-term investments. 87% of our total cash, cash equivalents and investments consist of marketable fixed maturity securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

Trends, Demands and Restrictions on our Uses of Cash

Because claims and surrenders are our largest expense, a primary liquidity concern is the risk of either (i) an extraordinary level of early policyholder surrenders, or (ii) higher than expected mortality experience. In order to mitigate the risk of early policyholder surrenders, we include provisions in our insurance policies, such as surrender charges, that help limit and discourage early withdrawals. As previously discussed, surrender benefits had been higher than usual the last several years as many of our policies have reached the age where surrender charges have expired and due to other reasons, like the loss of one of our biggest distributors in Venezuela. However, we have been aggressively managing policyholder retention efforts and in the three months ended March 31, 2023, surrender benefits have leveled. To the extent that early surrenders are higher than expected, our liquidity could be negatively impacted. We continue to monitor surrenders and early withdrawals.

Our endowment products provide the policyholder with alternatives once the policy matures - they can choose to take a lump sum payout or leave the money on deposit at interest with the Company. As of March 31, 2023, 37% of the Company's total insurance in force was in endowment products. Approximately 17% of the endowments in force will mature in the next five years. Policyholder election behavior is unknown, but if too many policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell its investments at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the market rate we are earning on our investments. We currently anticipate that our available operating cash flow and capital resources will be adequate to meet our needs for funds, but we will monitor closely our policyholder behavior patterns.

As discussed above, we are subject to regulatory capital requirements that could affect the Company’s ability to access capital from our insurance operations or cause the Company to have to put additional cash in our wholly-owned subsidiaries.

Our domestic companies are subject to minimum capital requirements set by the NAIC in the form of risk-based capital ("RBC").  RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves.  Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a parental guarantee between Citizens and CICA, Citizens' wholly-owned subsidiary domiciled in Colorado, to maintain a RBC level above 350%. At March 31, 2023, our domestic insurance subsidiaries were above the required minimum RBC levels.

March 31, 2023 | 10-Q 58

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

CICA International had previously been granted a permitted practice by the BMA to report its fixed income maturity securities at amortized cost in its unconsolidated statutory financial statements. This permitted practice has expired.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2023, we have no additional contractual obligations or off-balance sheet arrangements other than those described in Part I. Item 1, Note 7. Commitments and Contingencies in the notes to our consolidated financial statements herein and in Part II, Item 7, Contractual Obligations and Off-Balance Sheet Arrangements in our Form 10-K.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

CRITICAL ACCOUNTING POLICIES

We believe that the accounting policies set forth in Part I, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Policies" and Part IV, Item 15, Note 1. Summary of Significant Accounting Policies of our consolidated financial statements in our Form 10-K continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements except as follows. The following items have changed due to adoption of Accounting Standard Update ("ASU") No. 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.

DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs (“DAC”) are costs that are incremental and directly related to the successful acquisition of new or renewal insurance contracts. Such costs include the incremental direct costs of contract acquisition, such as sales commissions; the portion of employees’ total compensation and payroll-related fringe benefits related directly to time spent performing acquisition activities, such as underwriting, issuing, and processing policies for contracts that have actually been acquired; and other costs related directly to acquisition activities that would not have been incurred if the contract had not been acquired.

Inherent in the capitalization and amortization of DAC are certain management judgements about what acquisition costs are deferred. Approximately 94.0% of our capitalized DAC are attributed to first year and renewal excess commissions. The remaining 6.0% are attributed to other costs that vary with and are directly related to the

March 31, 2023 | 10-Q 59

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

successful acquisition of new insurance business. Those costs generally include costs related to the production, underwriting and issuance of new business.

DAC is amortized on a constant level basis over the expected term of the related contracts to approximate straight-line amortization. For the Life Insurance Segment, the constant level basis used is policy count in force. For the Home Service Insurance Segment, the constant level basis used is face amount in force. The constant level bases used for amortization are projected using mortality and lapse assumptions that are based on the Company’s experience, industry data, and other factors at the end of each reporting period and are consistent with those used for the liability for future policy benefit life reserves. Annually, the Company completes experience studies to evaluate mortality and lapse. If those assumptions are updated, the DAC amortization basis is recalculated and the impact of the assumption change will be reflected in the cohort level amortization in future periods.

COST OF INSURANCE ACQUIRED

The Company recognizes an intangible asset that arises in the application of GAAP purchase accounting as the difference between the reported value and the fair value of insurance contract liabilities, or comparable amounts determined in purchased insurance business combinations. This intangible asset is referred to as the Cost of Insurance Acquired (“COIA”), which is amortized on a basis consistent with DAC, such that it is amortized in proportion to policies in force for the Life Insurance Segment and face amount in force for the Home Service Insurance Segment to approximate straight-line amortization. Inherent in the amortization of COIA are certain management judgements about the ending asset balance and the annual amortization. The key assumptions are based upon interest, mortality and lapses at the time of purchase.

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests are based initially on an estimate of the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years using best estimate assumptions related to interest rates, mortality and lapses.  Management believes that our COIA is recoverable for the three months ended March 31, 2023.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

POLICY LIABILITIES

As premium revenue is recognized, a liability for future policy benefits is accrued. The liability for a future policy benefit is the present value of estimated future policy benefits to be paid to or on behalf of policyholders less the present value of estimated future net premiums to be collected from policyholders. The liability is estimated using current assumptions that include investment yields, discount rate, mortality and lapses and withdrawals. These current assumptions are based on judgements that consider the Company’s historical experience, industry data, and other factors. Annually, the Company completes experience studies to evaluate mortality and lapse. The results of these studies are used to update current year best estimate assumptions used in establishing benefit liabilities and DAC.

The current discount rate assumption is a yield curve that equals the yield of an upper-medium grade fixed income instrument, based on an A-quality corporate bond. The current discount rate assumption is updated quarterly and used to remeasure the liability at the reporting date, with the resulting change reflected in other comprehensive income. For liability cash flows that are projected beyond the duration of market-observable A credit-rated fixed-income instruments, the Company uses the last market-observable yield level and uses linear interpolation to determine yield assumptions for durations that do not have market observable yields. The locked-in discount rate for policies issued prior to transition equals the rate set at contract issuance. For current year issues, the locked-in discount rate is the average of the current year quarterly discount rates and will change throughout the year as new discount rates are calculated, with the change reflected in net income.

March 31, 2023 | 10-Q 60

CITIZENS, INC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2023.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and reported to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended March 31, 2023, there were no changes in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

March 31, 2023 | 10-Q 61

CITIZENS, INC.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Part I, Item 3. Legal Proceedings of our Form 10-K includes a discussion of our legal proceedings. There have been no material developments in the three months ended March 31, 2023 from the legal proceedings described in our Form 10-K.

Item 1A. RISK FACTORS

Part I, Item 1A, Risk Factors of our Form 10-K includes a discussion of our risk factors. There have been no material changes in the three months ended March 31, 2023 from the risk factors included in our Form 10-K.

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

March 31, 2023 | 10-Q 62

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Gerald W. Shields
Gerald W. Shields
Chief Executive Officer & President

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin
Vice President, Chief Financial Officer, Chief Investment Officer & Treasurer

Date:	May 8, 2023

March 31, 2023 | 10-Q 63