Form 10-Q
period 2023-06-30
CITIZENS, INC.
filed 2023-08-04
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 31, 2023, the Registrant had 49,617,355 shares of Class A common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

June 30, 2023 | 10-Q 1

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

(In thousands)	June 30, 2023	December 31, 2022
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $1,385,121 and $1,381,318 in 2023 and 2022, respectively)	$1,206,483	1,179,619
Equity securities, at fair value	11,710	11,590
Policy loans	77,944	78,773
Other long-term investments (portion measured at fair value $76,999 and $66,846 in 2023 and 2022, respectively)	77,262	69,558
Short-term investments	249	1,241
Total investments	1,373,648	1,340,781
Cash and cash equivalents	20,914	22,973
Accrued investment income	17,054	17,131
Reinsurance recoverable	4,045	4,560
Deferred policy acquisition costs	168,341	162,927
Cost of insurance acquired	10,333	10,647
Current federal income tax receivable	1,562	601
Property and equipment, net	12,188	12,926
Due premiums	9,244	11,829
Other assets (less allowance for losses of $328 and $347 in 2023 and 2022, respectively)	6,665	6,328
Total assets	$1,623,994	1,590,703

See accompanying Notes to Consolidated Financial Statements.

June 30, 2023 | 10-Q 2

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets, Continued
(Unaudited)

(In thousands, except share amounts)	June 30, 2023	December 31, 2022
Liabilities and Stockholders' Equity
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,211,320	1,198,647
Accident and health insurance	926	767
Total future policy benefit reserves	1,212,246	1,199,414
Policyholders' funds:
Annuities	127,485	121,422
Dividend accumulations	43,384	41,663
Premiums paid in advance	36,432	36,384
Policy claims payable	6,569	9,884
Other policyholders' funds	7,257	7,501
Total policyholders' funds	221,127	216,854
Total policy liabilities	1,433,373	1,416,268
Commissions payable	1,972	1,967
Deferred federal income tax liability	4,736	3,653
Other liabilities	37,067	41,025
Total liabilities	1,477,148	1,462,913
Commitments and contingencies (Note 7)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 53,864,545 and 53,758,176 shares issued and outstanding in 2023 and 2022, respectively, including shares in treasury of 4,261,005 in 2023 and 3,935,581 in 2022	268,243	268,147
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2023 and 2022, including shares in treasury of 1,001,714 in 2023 and 2022	3,184	3,184
Retained earnings	27,307	16,309
Accumulated other comprehensive income (loss)	(128,363)	(137,044)
Treasury stock, at cost	(23,525)	(22,806)
Total stockholders' equity	146,846	127,790
Total liabilities and stockholders' equity	$1,623,994	1,590,703

See accompanying Notes to Consolidated Financial Statements.

June 30, 2023 | 10-Q 3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Revenues:
Premiums:
Life insurance	$39,292	40,761	76,226	78,507
Accident and health insurance	547	280	905	566
Property insurance	(113)	1,183	844	2,515
Net investment income	17,241	15,892	34,315	31,379
Investment related gains (losses), net	703	(5,016)	415	(5,598)
Other income	857	634	1,736	1,722
Total revenues	58,527	53,734	114,441	109,091
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	32,776	27,097	63,075	55,531
Increase (decrease) in future policy benefit reserves	(944)	3,730	(1,922)	3,844
Policyholder liability remeasurement (gain) loss	956	667	1,836	1,335
Policyholders' dividends	1,261	1,515	2,369	2,868
Total insurance benefits paid or provided	34,049	33,009	65,358	63,578
Commissions	8,883	8,924	17,896	16,597
Other general expenses	12,268	10,400	23,528	21,430
Capitalization of deferred policy acquisition costs	(6,544)	(6,184)	(12,902)	(10,965)
Amortization of deferred policy acquisition costs	3,674	3,468	7,488	7,027
Amortization of cost of insurance acquired	153	151	314	280
Total benefits and expenses	52,483	49,768	101,682	97,947
Income (loss) before federal income tax	6,044	3,966	12,759	11,144
Federal income tax expense (benefit)	(82)	1,474	1,761	2,203
Net income (loss)	6,126	2,492	10,998	8,941
Per Share Amounts:
Basic and diluted earnings (losses) per share of Class A common stock	0.12	0.05	0.22	0.18
Other Comprehensive Income (Loss):
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) arising during period	(20,430)	(119,531)	23,006	(252,296)
Reclassification adjustment for losses (gains) included in net income (loss)	24	(24)	62	35
Unrealized gains (losses) on fixed maturity securities, net	(20,406)	(119,555)	23,068	(252,261)
Change in current discount rate for liability for future policy benefits	6,251	120,437	(14,229)	272,044
Income tax expense (benefit) on other comprehensive income items	(1,257)	4,634	158	6,346
Other comprehensive income (loss)	(12,898)	(3,752)	8,681	13,437
Total comprehensive income (loss)	$(6,772)	(1,260)	19,679	22,378
See accompanying Notes to Consolidated Financial Statements.

June 30, 2023 | 10-Q 4

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
(In thousands)	Class A	Class B

Balance at December 31, 2022	$268,147	3,184	16,309	(137,044)	(22,806)	127,790
Comprehensive income (loss):
Net income (loss)	—	—	4,872	—	—	4,872
Other comprehensive income (loss)	—	—	—	21,579	—	21,579
Total comprehensive income (loss)	—	—	4,872	21,579	—	26,451
Stock-based compensation	50	—	—	—	—	50
Balance at March 31, 2023	268,197	3,184	21,181	(115,465)	(22,806)	154,291
Comprehensive income (loss):
Net income (loss)	—	—	6,126	—	—	6,126
Other comprehensive income (loss)	—	—	—	(12,898)	—	(12,898)
Total comprehensive income (loss)	—	—	6,126	(12,898)	—	(6,772)
Acquisition of treasury stock	—	—	—	—	(719)	(719)
Stock-based compensation	46	—	—	—	—	46
Balance at June 30, 2023	$268,243	3,184	27,307	(128,363)	(23,525)	146,846

Balance at December 31, 2021	$265,561	3,184	(9,698)	(138,989)	(20,101)	99,957
Comprehensive income (loss):
Net income (loss)	—	—	6,449	—	—	6,449
Other comprehensive income (loss)	—	—	—	17,189	—	17,189
Total comprehensive income (loss)	—	—	6,449	17,189	—	23,638
Issuance of common stock	1,788	—	—	—	—	1,788
Stock-based compensation	93	—	—	—	—	93
Balance at March 31, 2022	267,442	3,184	(3,249)	(121,800)	(20,101)	125,476
Comprehensive income (loss):
Net income (loss)	—	—	2,492	—	—	2,492
Other comprehensive income (loss)	—	—	—	(3,752)	—	(3,752)
Total comprehensive income (loss)	—	—	2,492	(3,752)	—	(1,260)
Issuance of common stock	455	—	—	—	—	455
Acquisition of treasury stock	—	—	—	—	(1,300)	(1,300)
Stock-based compensation	(47)	—	—	—	—	(47)
Balance at June 30, 2022	$267,850	3,184	(757)	(125,552)	(21,401)	123,324

See accompanying Notes to Consolidated Financial Statements.

June 30, 2023 | 10-Q 5

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30, (In thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$10,998	8,941
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Investment related (gains) losses on sale of investments and other assets	(415)	5,598
Net deferred policy acquisition costs	(5,414)	(3,938)
Amortization of cost of insurance acquired	314	280
Depreciation	248	288
Amortization of premiums and discounts on investments	2,468	2,658
Stock-based compensation	146	150
Deferred federal income tax expense (benefit)	924	1,353
Change in:
Accrued investment income	77	(300)
Reinsurance recoverable	515	2,113
Due premiums	2,585	1,210
Future policy benefit reserves	(1,397)	3,639
Other policyholders' liabilities	5,848	881
Federal income tax payable	(961)	558
Commissions payable and other liabilities	(3,383)	246
Other, net	(355)	(1,330)
Net cash provided by (used in) operating activities	12,198	22,347
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(27,637)	(64,689)
Sales of fixed maturity securities, available-for-sale	4,244	28,828
Maturities and calls of fixed maturity securities, available-for-sale	17,104	18,234
Principal payments on mortgage loans	4	95
(Increase) decrease in policy loans, net	829	1,721
Sales of other long-term investments	2,538	2,699
Purchases of other long-term investments	(9,409)	(14,746)
Purchases of property and equipment	(84)	(51)
Maturities of short-term investments	500	—
Purchases of short-term investments	—	(5)
Net cash provided by (used in) investing activities	(11,911)	(27,914)

See accompanying Notes to Consolidated Financial Statements.

June 30, 2023 | 10-Q 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(Unaudited)

Six Months Ended June 30, (In thousands)	2023	2022
Cash flows from financing activities:
Annuity deposits	$3,813	4,160
Annuity withdrawals	(5,390)	(4,319)
Acquisition of treasury stock	(719)	(1,300)
Issuance of common stock	—	2,244
Other	(50)	(105)
Net cash provided by (used in) financing activities	(2,346)	680
Net increase (decrease) in cash and cash equivalents	(2,059)	(4,887)
Cash and cash equivalents at beginning of year	22,973	27,294
Cash and cash equivalents at end of period	$20,914	22,407

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2023 and 2022, various fixed maturity issuers exchanged securities with book values of $5.4 million and $6.1 million, respectively, for securities of equal value.

The Company had no net unsettled security trades at June 30, 2023 and $3.3 million at June 30, 2022.

The Company recognized no right-of-use assets in exchange for new operating lease liabilities during the six months ended June 30, 2023 and $0.4 million during the six months ended June 30, 2022.

See accompanying Notes to Consolidated Financial Statements.

June 30, 2023 | 10-Q 7

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) FINANCIAL STATEMENTS

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens" or the "Company"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA"), CICA Life Ltd. ("CICA International"), CICA Life A.I., a Puerto Rico company ("CICA PR"), Citizens National Life Insurance Company ("CNLIC"), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Magnolia Guaranty Life Insurance Company ("MGLIC"), Computing Technology, Inc. ("CTI"), and Nexo Global Services LLC, a Puerto Rico holding company ("Nexo"). All significant inter-company accounts and transactions have been eliminated. Citizens and its wholly-owned subsidiaries are collectively referred to as the "Company," "it," "we," "us" or "our".

The consolidated balance sheet as of June 30, 2023, the consolidated statements of operations and comprehensive income (loss) and stockholders' equity for the three and six months ended June 30, 2023 and June 30, 2022 and the consolidated statements of cash flows for the six months ended June 30, 2023 and June 30, 2022 have been prepared by the Company without audit and are not subject to audit. In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2023 and for comparative periods have been made. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 ("Form 10-K").  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Our Life Insurance segment operates through CICA International, CICA PR, CICA and CNLIC. Until December 31, 2022, our international life insurance business operated through CICA International. Beginning January 1, 2023, all new international policies are issued by CICA PR. These companies provide U.S. dollar-denominated endowment contracts internationally, which are principally accumulation contracts that incorporate an element of life insurance protection and ordinary whole life insurance in U.S. dollar-denominated amounts sold to non-U.S. residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations. Prior to July 1, 2023, our domestic life insurance business operated through CICA and CNLIC. CICA issues ordinary whole life, life products with living benefits, critical illness, credit life and disability policies throughout the U.S. and CNLIC issued ordinary whole life and critical illness policies through June 30, 2023. CNLIC merged into CICA on July 1, 2023.

Our Home Service Insurance segment operates through our subsidiaries SPLIC, MGLIC and SPFIC, and focuses on the life insurance needs of the middle- and lower-income markets, primarily in Louisiana, Mississippi and Arkansas.  Our products in this segment consist primarily of small face amount ordinary whole life, industrial life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs as well as critical illness and property insurance policies, which cover dwelling and contents. As of June 30, 2023, the Company ceased all operations for SPFIC.

CTI provides data processing systems and services to the Company.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent

June 30, 2023 | 10-Q 8

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Amortization of DAC is included in the consolidated statements of comprehensive income or loss. The DAC balance on the consolidated balance sheets is reduced for actual experience in excess of expected experience. Changes in future estimates are recognized prospectively over the remaining expected contract term.

COST OF INSURANCE ACQUIRED

The Company recognizes an intangible asset that arises in the application of U.S. GAAP purchase accounting as the difference between the reported value and the fair value of insurance contract liabilities, or comparable amounts determined in purchased insurance business combinations. This intangible asset is referred to as the Cost of Insurance Acquired (“COIA”), which is amortized on a basis consistent with DAC, such that it is amortized in proportion to policies in force for the Life Insurance Segment and face amount in force for the Home Service Insurance Segment to approximate straight-line amortization.

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

June 30, 2023 | 10-Q 9

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our traditional and limited-payment contracts are grouped into cohorts by contract type and issue year. Our reporting cohorts are (i) Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy, and (ii) Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies. The liability is adjusted for differences between actual and expected experience. The Company reviews its historical cash flow assumptions quarterly and in the third quarter of the year, the Company reviews its future cash flow assumptions. The net premium ratio used to calculate the liability is updated each quarter based on the current period's actual experience relative to expected experience. The revised net premium ratio is used to derive an updated liability for future policy benefits as of the beginning of the current reporting period, discounted at the locked-in discount rate. This amount is then compared to the carrying amount of the liability as of that same date, before the updating of cash flow assumptions, to determine the current period change in liability estimate. The current period change in the liability is the policyholder liability remeasurement gain or loss and is presented as a separate component of total insurance benefits paid or provided in the consolidated statements of comprehensive income or loss. In subsequent periods, the revised net premiums are used to measure the liability for future policy benefits, subject to future revisions.

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

June 30, 2023 | 10-Q 10

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

(In thousands)	Life Insurance Segment	Home Service Insurance Segment	Consolidated
Liability for Future Policy Benefits
Pre-adoption liability as of 12/31/2020	$987,373	255,513	1,242,886
Change in discount rate assumptions	261,823	108,468	370,291
Effect of reserve changes	6	96	102
Post-adoption liability as of 1/1/2021	$1,249,202	364,077	1,613,279

Fixed Annuity Liability
Pre-adoption liability as of 12/31/2020	$60,027	18,277	78,304
Adjustments for the removal of shadow adjustments	—	3,426	3,426
Post-adoption liability as of 1/1/2021	$60,027	21,703	81,730

Deferred Acquisition Costs
Pre-adoption balance as of 12/31/2020	$94,771	10,142	104,913
Adjustments for the removal of shadow adjustments	8,270	29,905	38,175
Impact of flooring cohorts at zero	23	12	35
Post adoption balance as of 1/1/2021	$103,064	40,059	143,123

Cost of Insurance Acquired
Pre-adoption balance as of 12/31/2020	$1,734	9,807	11,541
Adjustments for the removal of shadow adjustments	—	484	484
Post adoption balance as of 1/1/2021	$1,734	10,291	12,025

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

June 30, 2023 | 10-Q 11

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Impacts to Previously Reported Results

Adoption of the standard impacted our previously reported consolidated financial results as follows:

(In thousands)	As Previously Reported	Adoption of New Standard	Post Adoption
As of December 31, 2022
Consolidated Balance Sheet
Deferred policy acquisition costs	$140,167	22,760	162,927
Cost of insurance acquired	10,260	387	10,647
Deferred tax asset, net	2,414	(2,414)	—
Total assets	1,569,970	20,733	1,590,703

Future policy benefit reserves:
Life insurance	1,305,506	(106,859)	1,198,647
Annuities	91,234	(91,234)	—
Policyholders' funds:
Annuities	—	121,422	121,422
Other policyholders' funds	40,497	(32,996)	7,501
Deferred federal income tax liability	—	3,653	3,653
Total liabilities	1,568,927	(106,014)	1,462,913

Retained earnings (accumulated deficit)	(52,203)	68,512	16,309
Accumulated other comprehensive income (loss)	(195,279)	58,235	(137,044)
Total stockholders' equity	1,043	126,747	127,790

June 30, 2023 | 10-Q 12

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands, except per share amounts)	As Previously Reported	Adoption of New Standard	Post Adoption

For the Three Months Ended June 30, 2022
Consolidated Statement of Operations
Increase (decrease) in future policy benefit reserves	$9,378	(5,648)	3,730
Policyholder liability remeasurement (gain) loss	—	667	667
Amortization of deferred policy acquisition costs	5,970	(2,502)	3,468
Amortization of cost of insurance acquired	263	(112)	151
Federal income tax expense (benefit)	(81)	1,555	1,474
Net income (loss)	(3,548)	6,040	2,492
Basic and diluted earnings (losses) per share of Class A common stock	(0.07)	0.12	0.05

Consolidated Statement of Comprehensive Income (Loss)
Unrealized holding gains (losses) arising during period	$(120,934)	1,403	(119,531)
Change in current discount rate for liability for future policy benefits	—	120,437	120,437
Income tax expense (benefit) on other comprehensive income items	(4,735)	9,369	4,634
Other comprehensive income (loss)	(116,223)	112,471	(3,752)
Total comprehensive income (loss)	(119,771)	118,511	(1,260)

For the Six Months Ended June 30, 2022
Consolidated Statement of Operations
Increase (decrease) in future policy benefit reserves	$15,947	(12,103)	3,844
Policyholder liability remeasurement (gain) loss	—	1,335	1,335
Amortization of deferred policy acquisition costs	11,787	(4,760)	7,027
Amortization of cost of insurance acquired	499	219	280
Federal income tax expense (benefit)	278	1,925	2,203
Net income (loss)	(4,881)	13,822	8,941
Basic and diluted earnings (losses) per share of Class A common stock	(0.10)	0.28	0.18

Consolidated Statement of Comprehensive Income (Loss)
Unrealized holding gains (losses) arising during period	$(254,276)	1,980	(252,296)
Change in current discount rate for liability for future policy benefits	—	272,044	272,044
Income tax expense (benefit) on other comprehensive income items	(13,801)	20,147	6,346
Other comprehensive income (loss)	(240,440)	253,877	13,437
Total comprehensive income (loss)	(245,321)	267,699	22,378

ACCOUNTING STANDARDS NOT YET ADOPTED

On June 30, 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies that contractual restrictions on equity security sales are not considered part of the security unit of account and, therefore, are not considered in measuring fair value. In addition, the amendments clarify that an entity cannot, as a separate unit of

June 30, 2023 | 10-Q 13

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

(3) INVESTMENTS

The Company invests primarily in fixed maturity securities, which totaled 86.5% of total cash and invested assets at June 30, 2023, as shown below.

Carrying Value (In thousands, except for %)	June 30, 2023		December 31, 2022
	Amount	%	Amount	%

Cash and invested assets:
Fixed maturity securities	$1,206,483	86.5%	1,179,619	86.5%
Equity securities	11,710	0.8	11,590	0.8
Policy loans	77,944	5.6	78,773	5.8
Other long-term investments	77,262	5.5	69,558	5.1
Short-term investments	249	—	1,241	0.1
Cash and cash equivalents	20,914	1.6	22,973	1.7
Total cash and invested assets	$1,394,562	100.0%	1,363,754	100.0%

June 30, 2023 | 10-Q 14

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities as of the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$5,710	88	29	5,769
U.S. Government-sponsored enterprises	3,419	268	3	3,684
States and political subdivisions	331,708	1,581	31,482	301,807
Corporate:
Financial	248,462	408	38,843	210,027
Consumer	249,961	1,184	42,172	208,973
Utilities	119,216	98	22,330	96,984
Energy	76,691	13	10,186	66,518
All other	186,470	572	25,439	161,603
Commercial mortgage-backed	171	—	4	167
Residential mortgage-backed	110,439	6	10,062	100,383
Asset-backed	52,774	53	2,359	50,468
Foreign governments	100	—	—	100
Total fixed maturity securities	$1,385,121	4,271	182,909	1,206,483

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,425	152	9	9,568
U.S. Government-sponsored enterprises	3,434	277	1	3,710
States and political subdivisions	344,208	1,114	37,964	307,358
Corporate:
Financial	243,758	512	42,383	201,887
Consumer	247,824	758	47,138	201,444
Utilities	115,738	39	23,790	91,987
Energy	76,065	—	11,395	64,670
All other	184,022	683	29,048	155,657
Commercial mortgage-backed	171	—	2	169
Residential mortgage-backed	110,582	9	10,765	99,826
Asset-backed	45,991	18	2,767	43,242
Foreign governments	100	1	—	101
Total fixed maturity securities	$1,381,318	3,563	205,262	1,179,619

June 30, 2023 | 10-Q 15

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Most of the Company's equity securities are diversified stock and bond mutual funds.

Fair Value (In thousands)	June 30, 2023	December 31, 2022

Equity securities:
Stock mutual funds	$2,727	2,615
Bond mutual funds	4,348	4,337
Common stock	790	857
Non-redeemable preferred stock	8	8
Non-redeemable preferred stock fund	3,837	3,773
Total equity securities	$11,710	11,590

VALUATION OF INVESTMENTS

Available-for-sale ("AFS") fixed maturity securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income (loss). The Company recognized net investment related losses of $0.2 million and gains of $0.1 million on equity securities held for the three and six months ended June 30, 2023 and losses of $1.2 million and $2.0 million for the same periods ended June 30, 2022, respectively.

The Company considers several factors in its review and evaluation of individual investments, using the process described in Part IV, Item 15, Note 2. Investments in the notes to the consolidated financial statements of our Form 10-K to determine whether a credit valuation loss exists. For the three and six months ended June 30, 2023 and 2022, the Company recorded no credit valuation losses on fixed maturity securities.

June 30, 2023 | 10-Q 16

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the fair values and gross unrealized losses of fixed maturity securities that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2023 and December 31, 2022.

June 30, 2023	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
U.S. Treasury securities	$740	20	3	65	9	2	805	29	5
U.S. Government-sponsored enterprises	220	3	1	—	—	—	220	3	1
States and political subdivisions	94,929	3,360	121	112,451	28,122	141	207,380	31,482	262
Corporate:
Financial	38,326	1,768	59	152,433	37,075	195	190,759	38,843	254
Consumer	48,950	2,896	57	139,405	39,276	189	188,355	42,172	246
Utilities	16,392	593	58	75,728	21,737	121	92,120	22,330	179
Energy	12,636	426	17	53,020	9,760	66	65,656	10,186	83
All Other	43,739	1,959	55	108,752	23,480	133	152,491	25,439	188
Commercial mortgage-backed	167	4	2	—	—	—	167	4	2
Residential mortgage-backed	82,833	7,194	78	17,384	2,868	26	100,217	10,062	104
Asset-backed	11,309	285	20	31,365	2,074	35	42,674	2,359	55
Total fixed maturity securities	$350,241	18,508	471	690,603	164,401	908	1,040,844	182,909	1,379

December 31, 2022	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
U.S. Treasury securities	$—	—	—	64	9	2	64	9	2
U.S. Government-sponsored enterprises	223	1	1	—	—	—	223	1	1
States and political subdivisions	189,084	30,866	242	14,184	7,098	14	203,268	37,964	256
Corporate:
Financial	182,447	39,122	237	6,144	3,261	16	188,591	42,383	253
Consumer	164,224	34,823	220	23,417	12,315	30	187,641	47,138	250
Utilities	73,483	15,959	152	16,413	7,831	18	89,896	23,790	170
Energy	59,053	9,601	75	5,617	1,794	8	64,670	11,395	83
All Other	140,955	25,337	171	7,910	3,711	15	148,865	29,048	186
Commercial mortgage-backed	168	2	2	—	—	—	168	2	2
Residential mortgage-backed	98,758	10,514	95	759	251	5	99,517	10,765	100
Asset-backed	37,067	2,485	41	4,264	282	9	41,331	2,767	50
Total fixed maturity securities	$945,462	168,710	1,236	78,772	36,552	117	1,024,234	205,262	1,353

June 30, 2023 | 10-Q 17

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In each category of our fixed maturity securities described above, we do not intend to sell our investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. As of June 30, 2023 and December 31, 2022, 99% of the fair value of our fixed maturity securities portfolio was rated investment grade. While the losses are currently unrealized, we continue to monitor all fixed maturity securities on an on-going basis as future information may become available which could result in an allowance being recorded. While we experience unrealized losses across several corporate sectors, the financial sector includes exposure to banks which have been impacted the most by recent economic and interest rate pressures. We have assessed our exposure in this sector and believe our investments have access to sufficient liquidity to meet their debt obligations.

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

The amortized cost and fair value of fixed maturity securities at June 30, 2023 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

June 30, 2023	Amortized Cost	Fair Value
(In thousands)
Fixed maturity securities:
Due in one year or less	$15,095	14,965
Due after one year through five years	125,549	122,715
Due after five years through ten years	263,546	251,588
Due after ten years	980,931	817,215
Total fixed maturity securities	$1,385,121	1,206,483

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Fixed maturity securities, available-for-sale:
Proceeds	$1,379	27,728	4,244	28,828
Gross realized gains	$—	101	5	101
Gross realized losses	$5	102	17	102

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

June 30, 2023 | 10-Q 18

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

June 30, 2023 | 10-Q 19

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets that are measured at fair value on a recurring basis as of the dates indicated.

June 30, 2023	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial Assets
Fixed maturity securities available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$5,769	3,684	—	9,453
States and political subdivisions	—	301,807	—	301,807
Corporate	45	744,060	—	744,105
Commercial mortgage-backed	—	167	—	167
Residential mortgage-backed	—	100,383	—	100,383
Asset-backed	—	50,468	—	50,468
Foreign governments	—	100	—	100
Total fixed maturity securities available-for-sale	5,814	1,200,669	—	1,206,483

Equity securities:
Stock mutual funds	2,727	—	—	2,727
Bond mutual funds	4,348	—	—	4,348
Common stock	790	—	—	790
Non-redeemable preferred stock	8	—	—	8
Non-redeemable preferred stock fund	3,837	—	—	3,837
Total equity securities	11,710	—	—	11,710
Other long-term investments (1)	—	—	—	76,999
Total financial assets	$17,524	1,200,669	—	1,295,192
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

June 30, 2023 | 10-Q 20

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

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At June 30, 2023, fixed maturity securities, valued using a third-party pricing source, totaled $1.2 billion for Level 2 assets and comprised 93% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at June 30, 2023.  As of June 30, 2023, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Limited partnerships. The Company considers the net asset value ("NAV") to represent the value of the investment fund and is measured by the total value of assets minus the total value of liabilities. The following table includes information related to our investments in limited partnerships that calculate NAV per share. For these investments, which are measured at fair value on a recurring basis, we use the NAV per share to measure fair value. The Company recognized net investment related gains of $0.9 million and $0.3 million and losses of $4.4 million and

June 30, 2023 | 10-Q 21

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$5.2 million on limited partnerships held for the three and six months ended June 30, 2023 and June 30, 2022, respectively. These investments are included in other long-term investments on the consolidated balance sheets.

		June 30, 2023			December 31, 2022
(In thousands, except years)		Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)	Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)
	Description
Limited partnerships
Middle market	Investments in privately-originated, performing senior secured debt primarily in North America-based companies	$34,996	3,452	4	$33,234	6,011	5
Global equity fund	Investments in common stocks of U.S., international developed and emerging markets with a focus on long-term capital growth	9,758	—	0	9,037	—	0
Late-stage growth	Investments in private late-stage, established companies seeking capital to accelerate growth prior to an IPO or sale	18,705	17,172	5 to 7	16,892	18,444	5 to 7
Infrastructure	Investments in climate infrastructure assets, focusing on renewable power generation in wind and solar energy	13,540	12,416	10 to 12	7,683	4,107	11
Total limited partnerships		$76,999	33,040		$66,846	28,562

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated financial statements not otherwise disclosed for the periods indicated were as follows:

	June 30, 2023		December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Policy loans	$77,944	77,944	78,773	78,773
Residential mortgage loan	45	46	49	50
Cash and cash equivalents	20,914	20,914	22,973	22,973
Financial Liabilities:
Annuity - investment contracts	67,136	62,253	67,344	61,701

June 30, 2023 | 10-Q 22

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at both June 30, 2023 and December 31, 2022 and no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets. Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable. Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

Residential mortgage loan. The mortgage loan is secured principally by a residential property. The interest rate for this loan was 7.0% at both June 30, 2023 and December 31, 2022. At June 30, 2023, the remaining loan matures in five years.  Management estimated the fair value using an annual interest rate of 6.25% at June 30, 2023. Our mortgage loan is considered a Level 3 asset in the fair value hierarchy and is included in other long-term investments on the consolidated balance sheets.

Cash and cash equivalents. The fair value of cash and cash equivalents approximates carrying value and are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 liabilities, was estimated at June 30, 2023 and December 31, 2022 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 4.00% to 4.71% and 4.74% to 5.09%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Other long-term investments. Financial instruments included in other long-term investments are classified in various levels of the fair value hierarchy. The following table summarizes the carrying amounts of these investments.

Carrying Value (In thousands)	June 30, 2023	December 31, 2022
Other long-term investments:
Limited partnerships	$76,999	69,294
FHLB common stock	196	193
Mortgage loans	45	49
All other investments	22	22
Total other long-term investments	$77,262	69,558

We carried no limited partnership investments at cost at June 30, 2023 while $2.4 million were carried at cost at December 31, 2022.

We are a member of the Federal Home Loan Bank ("FHLB") of Dallas and such membership requires members to own stock in the FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value.

(5) DEFERRED POLICY ACQUISITION COSTS AND COST OF INSURANCE ACQUIRED

DAC

The following tables roll forward the DAC asset for the six months ended June 30, 2023 and 2022 by reporting cohort. Our reporting cohorts are Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy, and Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

June 30, 2023 | 10-Q 23

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2023
(In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$100,926	11,542	1,016	113,484
Capitalizations	7,212	1,436	169	8,817
Amortization expense	(5,909)	(382)	(38)	(6,329)
Balance, end of period	102,229	12,596	1,147	115,972

Home Service Insurance:
Balance, beginning of year	38,793	9,729	921	49,443
Capitalizations	3,340	629	116	4,085
Amortization expense	(1,015)	(196)	52	(1,159)
Balance, end of period	41,118	10,162	1,089	52,369

Consolidated:
Balance, beginning of year	139,719	21,271	1,937	162,927
Capitalizations	10,552	2,065	285	12,902
Amortization expense	(6,924)	(578)	14	(7,488)
Balance, end of period	$143,347	22,758	2,236	168,341

	Six Months Ended June 30, 2022
(In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$97,675	9,001	1,026	107,702
Capitalizations	6,079	1,545	(11)	7,613
Amortization expense	(5,607)	(309)	(54)	(5,970)
Balance, end of period	98,147	10,237	961	109,345

Home Service Insurance:
Balance, beginning of year	35,137	8,723	856	44,716
Capitalizations	2,615	727	10	3,352
Amortization expense	(896)	(179)	18	(1,057)
Balance, end of period	36,856	9,271	884	47,011

Consolidated:
Balance, beginning of year	132,812	17,724	1,882	152,418
Capitalizations	8,694	2,272	(1)	10,965
Amortization expense	(6,503)	(488)	(36)	(7,027)
Balance, end of period	$135,003	19,508	1,845	156,356

DAC capitalization increased for the six months ended June 30, 2023, compared to the same prior year period mainly from increased commissions from higher first year sales across our business segments.

June 30, 2023 | 10-Q 24

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
COIA

The following tables provide rollforwards of the COIA balances for the six months ended June 30, 2023 and 2022 by reporting cohort. Our reporting cohorts are Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy, and Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

	Six Months Ended June 30, 2023
(In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$267	750	444	1,461
Amortization expense	(10)	(30)	(18)	(58)
Balance, end of period	257	720	426	1,403

Home Service Insurance:
Balance, beginning of year	7,583	176	1,427	9,186
Amortization expense	(197)	(4)	(55)	(256)
Balance, end of period	7,386	172	1,372	8,930

Consolidated:
Balance, beginning of year	7,850	926	1,871	10,647
Amortization expense	(207)	(34)	(73)	(314)
Balance, end of period	$7,643	892	1,798	10,333

	Six Months Ended June 30, 2022
(In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$287	812	485	1,584
Amortization expense	(10)	(31)	(21)	(62)
Balance, end of period	277	781	464	1,522

Home Service Insurance:
Balance, beginning of year	7,989	184	1,511	9,684
Amortization expense	(205)	(4)	(9)	(218)
Balance, end of period	7,784	180	1,502	9,466

Consolidated:
Balance, beginning of year	8,276	996	1,996	11,268
Amortization expense	(215)	(35)	(30)	(280)
Balance, end of period	$8,061	961	1,966	10,988

June 30, 2023 | 10-Q 25

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

June 30, 2023 (In thousands)	Life Insurance Segment			Home Service Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums
Balance, beginning of year	$235,228	10,209	245,437	93,508	13,255	106,763
Beginning balance at original discount rate	247,601	10,682	258,283	100,225	14,394	114,619
Effects of actual variances from expected experience	3,081	466	3,547	(2,910)	(2,291)	(5,201)
Adjusted beginning of year balance	250,682	11,148	261,830	97,315	12,103	109,418
Issuances	13,189	1,449	14,638	9,091	2,125	11,216
Interest accrual	4,571	150	4,721	1,996	230	2,226
Net premiums collected	(20,049)	(1,203)	(21,252)	(5,919)	948	(4,971)
Derecognition and other	293	60	353	272	82	354
Ending balance at original discount rate	248,686	11,604	260,290	102,755	15,488	118,243
Effect of changes in discount rates	(10,320)	(404)	(10,724)	(5,247)	(927)	(6,174)
Balance, end of period	$238,366	11,200	249,566	97,508	14,561	112,069

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$947,415	195,612	1,143,027	200,351	116,356	316,707
Beginning balance at original discount rate	996,169	208,051	1,204,220	214,188	121,908	336,096
Effects of actual variances from expected experience	4,533	2,114	6,647	(2,750)	(579)	(3,329)
Adjusted beginning of year balance	1,000,702	210,165	1,210,867	211,438	121,329	332,767
Issuances	13,442	1,479	14,921	9,090	2,129	11,219
Interest accrual	21,673	4,210	25,883	4,642	2,822	7,464
Benefit payments	(39,414)	(10,676)	(50,090)	(8,532)	(3,317)	(11,849)
Derecognition and other	31	29	60	268	80	348
Ending balance at original discount rate	996,434	205,207	1,201,641	216,906	123,043	339,949
Effect of changes in discount rates	(38,485)	(10,615)	(49,100)	(10,009)	(3,436)	(13,445)
Balance, end of period	$957,949	194,592	1,152,541	206,897	119,607	326,504

Net liability for future policy benefits	$719,583	183,392	902,975	109,389	105,046	214,435

The Life Insurance segment impact of updating actual experience for the current period contributed to an increase in liabilities primarily due to higher benefits than expected. The Home Service Insurance segment impact of

June 30, 2023 | 10-Q 26

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
updating actual experience for the current period contributed to an increase in liabilities due to higher premiums collected than expected.

June 30, 2022 (In thousands)	Life Insurance			Home Service Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums
Balance, beginning of year	$269,528	4,939	274,467	104,556	10,196	114,752
Beginning balance at original discount rate	246,386	5,093	251,479	90,012	9,532	99,544
Effects of actual variances from expected experience	3,613	539	4,152	2,123	(2,594)	(471)
Adjusted beginning of year balance	249,999	5,632	255,631	92,135	6,938	99,073
Issuances	15,212	2,100	17,312	8,737	2,695	11,432
Interest accrual	4,189	9	4,198	1,660	98	1,758
Net premiums collected	(19,100)	175	(18,925)	(5,444)	3,049	(2,395)
Derecognition and other	199	62	261	(895)	91	(804)
Ending balance at original discount rate	250,499	7,978	258,477	96,193	12,871	109,064
Effect of changes in discount rates	(6,258)	(436)	(6,694)	(2,927)	(882)	(3,809)
Balance, end of period	$244,241	7,542	251,783	93,266	11,989	105,255

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$1,168,282	240,679	1,408,961	266,206	161,715	427,921
Beginning balance at original discount rate	990,921	207,105	1,198,026	205,340	117,425	322,765
Effects of actual variances from expected experience	4,412	2,399	6,811	2,428	659	3,087
Adjusted beginning of year balance	995,333	209,504	1,204,837	207,768	118,084	325,852
Issuances	15,471	2,155	17,626	8,743	2,696	11,439
Interest accrual	21,315	4,243	25,558	4,327	2,702	7,029
Benefit payments	(33,133)	(8,086)	(41,219)	(10,216)	(3,681)	(13,897)
Derecognition and other	(42)	7	(35)	(900)	88	(812)
Ending balance at original discount rate	998,944	207,823	1,206,767	209,722	119,889	329,611
Effect of changes in discount rates	(6,954)	(3,148)	(10,102)	672	4,628	5,300
Balance, end of period	$991,990	204,675	1,196,665	210,394	124,517	334,911

Net liability for future policy benefits	$747,749	197,133	944,882	117,128	112,528	229,656
Plus: Flooring impact	—	—	—	27	71	98
Net liability for future policy benefits, after flooring impact	$747,749	197,133	944,882	117,155	112,599	229,754

The Life Insurance segment impact of updating actual experience for the current period contributed to an increase in liabilities primarily due to higher benefits paid than expected. The Home Service Insurance segment impact of updating actual experience for the current period contributed to an increase in liabilities due to higher premiums collected than expected.

June 30, 2023 | 10-Q 27

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net premiums collected is defined as the transactional gross premiums collected in the current period times the net premium ratio. Issuances are calculated as the present value, using the locked-in discount rate of the expected net premiums or the expected future policy benefits related to new policies issued during the six months ended June 30, 2023 and 2022. Interest accrual is the interest earned on the beginning present value of either the expected net premiums or the expected future policy benefits using the locked-in discount rate. Benefit payments are the transactional benefits (death, lapse, surrenders and maturities) paid in the current period. Derecognition refers to a subset of the issuances or the present value of future premiums released on new issues that lapsed during the six months ended June 30, 2023 and 2022 as well as other reconciling items. The effects of actual variances from expected experience lines are primarily impacted by the actual policy cash flows during the period compared to that which was expected in the reserve assumptions. If the net of the two lines is a positive number, the implication is an unfavorable result with policy cash flows less favorable than assumed while a negative number implies a favorable result compared to assumptions. Our policy experience will vary from actual experience in any one period, either favorably or unfavorably.

The following table reconciles the net liability for future policy benefits shown above to the liability for future policy benefits reported in the consolidated balance sheets.

	June 30, 2023			June 30, 2022
(In thousands)	Life Insurance	Home Service Insurance	Consolidated	Life Insurance	Home Service Insurance	Consolidated
Life Insurance
Permanent	$719,583	109,389	828,972	747,749	117,155	864,904
Permanent limited pay	183,392	105,046	288,438	197,133	112,599	309,732
Deferred profit liability	26,602	25,667	52,269	23,379	23,394	46,773
Other	27,781	13,860	41,641	28,286	13,651	41,937
Total life insurance	957,358	253,962	1,211,320	996,547	266,799	1,263,346
Accident & Health
Other	662	264	926	502	243	745
Total future policy benefit reserves	$958,020	254,226	1,212,246	997,049	267,042	1,264,091

June 30, 2023 | 10-Q 28

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefit payments for long-term duration contracts.

	June 30, 2023		June 30, 2022
(In thousands)	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Undiscounted:
Permanent
Expected future gross premiums	$603,067	464,108	620,766	465,996
Expected future benefit payments	1,478,283	482,298	1,474,632	460,674
Permanent Limited Pay
Expected future gross premiums	46,441	78,064	48,280	70,669
Expected future benefit payments	319,604	319,950	322,842	308,976

Discounted:
Permanent
Expected future gross premiums	$467,315	275,847	496,865	288,122
Expected future benefit payments	957,949	206,897	991,990	210,394
Permanent Limited Pay
Expected future gross premiums	41,200	53,518	43,534	52,999
Expected future benefit payments	194,592	119,607	204,675	124,517

June 30, 2023 | 10-Q 29

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the amount of revenue and interest related to long-term duration contracts recognized in the consolidated statement of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(In thousands)	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
Life Insurance Segment:
Life Insurance
Permanent	$22,507	8,532	22,818	8,556	44,965	17,102	45,075	17,126
Permanent Limited Pay	3,610	2,167	3,336	2,305	7,778	4,503	6,992	4,655
Other	2,738	—	3,845	—	2,815	—	5,270	—
Less:
Reinsurance	412	—	253	—	1,060	—	753	—
Total, net of reinsurance	28,443	10,699	29,746	10,861	54,498	21,605	56,584	21,781
Accident & Health
Other	332	—	89	—	484	—	183	—
Less:
Reinsurance	2	—	1	—	2	—	2	—
Total, net of reinsurance	330	—	88	—	482	—	181	—
Total	$28,773	10,699	29,834	10,861	54,980	21,605	56,765	21,781

Home Service Insurance Segment:
Life Insurance
Permanent	$8,268	1,322	8,292	1,325	16,640	2,646	16,748	2,667
Permanent Limited Pay	2,117	1,592	2,102	1,561	4,271	3,178	4,143	3,120
Other	466	—	1,051	—	834	—	1,051	—
Less:
Reinsurance	2	—	5	—	17	—	19	—
Total, net of reinsurance	10,849	2,914	11,440	2,886	21,728	5,824	21,923	5,787
Accident & Health
Other	217	—	192	—	423	—	385	—
Less:
Reinsurance	—	—	—	—	—	—	—	—
Total, net of reinsurance	217	—	192	—	423	—	385	—
Total	$11,066	2,914	11,632	2,886	22,151	5,824	22,308	5,787

June 30, 2023 | 10-Q 30

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides the weighted-average durations of the liability for future policy benefits.

	June 30, 2023		June 30, 2022
(In years)	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Permanent
Duration at original discount rate	8.1	16.2	8.1	15.4
Duration at current discount rate	8.4	16.5	8.7	16.4
Permanent Limited Pay
Duration at original discount rate	7.7	14.7	7.6	14.4
Duration at current discount rate	7.6	15.3	7.9	15.7

The following table provides the weighted-average interest rates for the liability for future policy benefits.

	June 30, 2023		June 30, 2022
	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Permanent
Interest rate at original discount rate	4.91%	4.98%	4.95%	5.02%
Interest rate at current discount rate	5.02%	5.09%	4.40%	4.60%
Permanent Limited Pay
Interest rate at original discount rate	4.30%	5.04%	4.32%	5.06%
Interest rate at current discount rate	4.99%	5.09%	4.36%	4.59%

LIABILITY FOR POLICYHOLDERS’ ACCOUNT BALANCES

The following table presents the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of the difference, in basis points, between rates being credited and the respective guaranteed minimums.

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
June 30, 2023 (In thousands)
Range of Guaranteed Minimum Crediting Rates
0.00% - 1.49%	$749	—	1,131	37,814	39,694
1.50% - 2.99%	28,207	616	62	—	28,885
3.00% - 4.49%	103,006	10	—	—	103,016
Greater or equal to 4.50%	31,560	—	—	—	31,560
Total	$163,522	626	1,193	37,814	203,155

June 30, 2023 | 10-Q 31

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
June 30, 2022 (In thousands)
Range of Guaranteed Minimum Crediting Rates
0.00% - 1.49%	$715	—	768	41,087	42,570
1.50% - 2.99%	20,857	592	23	—	21,472
3.00% - 4.49%	94,093	10	—	—	94,103
Greater or equal to 4.50%	31,750	—	—	—	31,750
Total	$147,415	602	791	41,087	189,895

The following tables summarize balances of and changes in policyholders' account balances.

June 30, 2023 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$32,995	86,807	41,663	34,603
Issuances	10,989	1,515	298	2,043
Premiums received	49	2,147	2,816	515
Interest credited	724	1,335	670	998
Less:
Surrenders and withdrawals	—	5,246	2,063	4,339
Benefit payments	5,364	—	—	—
Balance, end of period	$39,393	86,558	43,384	33,820
Weighted-average crediting rates	4.03%	3.57%	3.05%	2.97%
Cash surrender value	$39,393	86,558	43,384	33,820

June 30, 2022 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$23,950	83,917	37,760	38,875
Issuances	5,499	1,577	267	1,138
Premiums received	26	2,352	2,694	332
Interest credited	490	1,314	591	521
Less:
Surrenders and withdrawals	—	3,981	1,690	3,911
Benefit payments	1,826	—	—	—
Balance, end of period	$28,139	85,179	39,622	36,955
Weighted-average crediting rates	4.08%	3.60%	3.08%	3.07%
Cash surrender value	$28,139	85,179	39,622	36,955

June 30, 2023 | 10-Q 32

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles policyholders' account balances shown above to the policyholders' account balances liability in the consolidated balance sheets.

As of June 30, (In thousands)	2023	2022
Annuities:
Supplemental contracts without life contingencies	$39,393	28,139
Fixed annuity	86,558	85,179
Unearned revenue reserve	1,534	1,605
Total annuities	$127,485	114,923

Premiums Paid in Advance:
Premiums paid in advance	$33,820	36,955
Other	2,612	2,681
Total premiums paid in advance	$36,432	39,636

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

CONTRACTUAL OBLIGATIONS

As of June 30, 2023, CICA International is committed to fund investments up to $33.0 million related to limited partnerships previously described.

CREDIT FACILITY

On May 5, 2021, the Company entered into a $20 million senior secured revolving credit facility (the “Credit Facility”) with Regions Bank ("Regions"). The Credit Facility has a three-year term, maturing on May 5, 2024, and allows the Company to borrow up to $20 million for working capital purposes, capital expenditures and other corporate purposes.

Revolving loans may be requested by the Company in aggregate minimum principal amounts of $0.5 million per loan. At the Company's election, the revolving loans may either bear a base rate, which is 1.75% plus a base rate (a fluctuating rate per annum) equal to the greatest of (a) Regions' prime rate, (b) the federal funds rate plus 0.50%, or (c) 0.75%. The Company is required to pay Regions an annual commitment fee of 0.375% of the unused portion of the Credit Facility in quarterly installments, which the Company expenses as it is incurred.

Obligations under the Credit Facility are secured by substantially all of the assets of the Company other than the equity interests in all of the regulated insurance subsidiaries, real estate owned by the Company, and other limited exceptions. The Credit Facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to restrictions on indebtedness, liens, investments, asset dispositions and restricted payments. As of June 30, 2023, the Company had not borrowed any funds against the Credit Facility and was not in violation of any covenants.

June 30, 2023 | 10-Q 33

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

A summary of the change in number of shares of Class A and Class B common stock and treasury stock issued is as follows:

	Six Months Ended June 30,
	2023			2022
(In thousands)	Common Stock		Treasury	Common Stock		Treasury
	Class A	Class B	Stock	Class A	Class B	Stock
Balance at beginning of year	53,758	1,002	4,937	53,170	1,002	4,138
Stock issued under stock investment plan	—	—	—	475	—	—
Stock issued for compensation	106	—	—	81	—	—
Acquisition of Class A shares	—	—	325	—	—	392
Other share issuance	—	—	—	16	—	—
Balance at end of period	53,864	1,002	5,262	53,742	1,002	4,530

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share.

Three Months Ended June 30,	2023	2022
(In thousands, except per share amounts)
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$6,126	2,492
Net income (loss) allocated to Class A common stock	$6,126	2,492

Denominator:
Weighted average shares of Class A outstanding - basic	49,758	50,373
Weighted average shares of Class A outstanding - diluted	50,552	51,065

Basic and diluted earnings (loss) per share of Class A common stock	$0.12	0.05

June 30, 2023 | 10-Q 34

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six Months Ended June 30,	2023	2022
(In thousands, except per share amounts)
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$10,998	8,941
Net income (loss) allocated to Class A common stock	$10,998	8,941

Denominator:
Weighted average shares of Class A outstanding - basic	49,791	50,278
Weighted average shares of Class A outstanding - diluted	50,584	50,970

Basic and diluted earnings (loss) per share of Class A common stock	$0.22	0.18

CAPITAL AND SURPLUS

Each of our regulated insurance subsidiaries is required to meet stipulated regulatory capital requirements. These include capital requirements imposed by the U.S. National Association of Insurance Commissioners ("NAIC") and the Bermuda Monetary Authority ("BMA"). All domestic insurance subsidiaries exceeded the minimum capital requirements at June 30, 2023.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation or excess risk, the BMA has established a threshold capital level (termed the Target Capital Level ("TCL")), which is set at 120% of a company’s enhanced capital requirement. The TCL serves as an early warning tool for the BMA. As of June 30, 2023, CICA International was above the TCL threshold. At the request of the BMA, on April 15, 2021, Citizens and CICA International entered into a Keep Well Agreement. The Keep Well Agreement requires Citizens to contribute up to $10 million in capital to CICA International as necessary to ensure that CICA International has a minimum capital level of 120% (equal to the TCL). Since CICA International’s capital level currently exceeds 120%, Citizens is not required to make a capital contribution.

CICA PR is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards, but rather requires that an insurer submit a business plan for approval to the Office of the Commissioner of Insurance ("OIC") that includes proposed minimum capital and surplus. CICA PR is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. CICA PR began issuing new business as of January 1, 2023 and since higher costs are associated with new business than renewal business (e.g., first year commissions), we expect that Citizens will have to contribute capital to CICA PR in order to maintain the required premium to surplus ratio.

(9) SEGMENT INFORMATION

The Company has two reportable segments:  Life Insurance and Home Service Insurance.  Our Life Insurance segment issues endowment contracts, which are principally accumulation contracts that incorporate an element of life insurance protection and ordinary whole life insurance, to non-U.S. residents through CICA International and, beginning January 1, 2023, CICA PR.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional coverage and annuity benefits to enhance accumulations. CICA issues ordinary whole life, life products with living benefits, critical illness, credit life and disability policies throughout the U.S. and CNLIC issued ordinary whole life and critical illness policies through June 30, 2023. CNLIC merged into CICA on July 1, 2023.

June 30, 2023 | 10-Q 35

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our Home Service Insurance segment operates through our subsidiaries SPLIC, MGLIC and SPFIC, and focuses on the life insurance needs of the middle- and lower-income markets, primarily in Louisiana, Mississippi and Arkansas.  Our policies are sold and serviced through funeral homes and independent agents who sell policies, collect premiums and service policyholders.  Our Home Service Insurance segment also sold property insurance policies in Louisiana and Arkansas until operations were ceased effective June 30, 2023.

The Life Insurance and Home Service Insurance portions of the Company constitute separate businesses. In addition to the Life Insurance and Home Service Insurance businesses, the Company also operates other non-insurance portions of the Company ("Other Non-Insurance Enterprises"), which primarily include the Company’s IT and corporate-support functions.

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

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended June 30, 2023
(In thousands)

Revenues:
Premiums	$28,773	10,953	—	39,726
Net investment income	13,498	3,450	293	17,241
Investment related gains (losses), net	738	(12)	(23)	703
Other income	856	1	—	857
Total revenues	43,865	14,392	270	58,527
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	26,968	5,808	—	32,776
Increase (decrease) in future policy benefit reserves	(1,863)	919	—	(944)
Policyholder liability remeasurement (gain) loss	885	71	—	956
Policyholders' dividends	1,255	6	—	1,261
Total insurance benefits paid or provided	27,245	6,804	—	34,049
Commissions	4,765	4,118	—	8,883
Other general expenses	5,646	4,299	2,323	12,268
Capitalization of deferred policy acquisition costs	(4,457)	(2,087)	—	(6,544)
Amortization of deferred policy acquisition costs	3,167	507	—	3,674
Amortization of cost of insurance acquired	26	127	—	153
Total benefits and expenses	36,392	13,768	2,323	52,483
Income (loss) before federal income tax	$7,473	624	(2,053)	6,044

June 30, 2023 | 10-Q 36

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Six Months Ended June 30, 2023
(In thousands)

Revenues:
Premiums	$54,980	22,995	—	77,975
Net investment income	26,809	6,920	586	34,315
Investment related gains (losses), net	301	87	27	415
Other income	1,735	1	—	1,736
Total revenues	83,825	30,003	613	114,441
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	51,407	11,668	—	63,075
Increase (decrease) in future policy benefit reserves	(3,683)	1,761	—	(1,922)
Policyholder liability remeasurement (gain) loss	1,701	135	—	1,836
Policyholders' dividends	2,356	13	—	2,369
Total insurance benefits paid or provided	51,781	13,577	—	65,358
Commissions	9,524	8,372	—	17,896
Other general expenses	11,105	8,767	3,656	23,528
Capitalization of deferred policy acquisition costs	(8,817)	(4,085)	—	(12,902)
Amortization of deferred policy acquisition costs	6,329	1,159	—	7,488
Amortization of cost of insurance acquired	58	256	—	314
Total benefits and expenses	69,980	28,046	3,656	101,682
Income (loss) before federal income tax	$13,845	1,957	(3,043)	12,759

June 30, 2023 | 10-Q 37

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended June 30, 2022
(In thousands)

Revenues:
Premiums	$29,834	12,390	—	42,224
Net investment income	12,347	3,283	262	15,892
Investment related gains (losses), net	(3,984)	(925)	(107)	(5,016)
Other income	633	1	—	634
Total revenues	38,830	14,749	155	53,734
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	21,568	5,529	—	27,097
Increase (decrease) in future policy benefit reserves	3,006	724	—	3,730
Policyholder liability remeasurement (gain) loss	580	87	—	667
Policyholders' dividends	1,509	6	—	1,515
Total insurance benefits paid or provided	26,663	6,346	—	33,009
Commissions	4,792	4,132	—	8,924
Other general expenses	5,358	3,515	1,527	10,400
Capitalization of deferred policy acquisition costs	(4,307)	(1,877)	—	(6,184)
Amortization of deferred policy acquisition costs	2,950	518	—	3,468
Amortization of cost of insurance acquired	38	113	—	151
Total benefits and expenses	35,494	12,747	1,527	49,768
Income (loss) before federal income tax	$3,336	2,002	(1,372)	3,966

June 30, 2023 | 10-Q 38

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Six Months Ended June 30, 2022
(In thousands)

Revenues:
Premiums	$56,765	24,823	—	81,588
Net investment income	24,318	6,527	534	31,379
Investment related gains (losses), net	(4,277)	(1,167)	(154)	(5,598)
Other income	1,721	1	—	1,722
Total revenues	78,527	30,184	380	109,091
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	43,026	12,505	—	55,531
Increase (decrease) in future policy benefit reserves	4,382	(538)	—	3,844
Policyholder liability remeasurement (gain) loss	994	341	—	1,335
Policyholders' dividends	2,859	9	—	2,868
Total insurance benefits paid or provided	51,261	12,317	—	63,578
Commissions	8,598	7,999	—	16,597
Other general expenses	11,049	7,865	2,516	21,430
Capitalization of deferred policy acquisition costs	(7,613)	(3,352)	—	(10,965)
Amortization of deferred policy acquisition costs	5,970	1,057	—	7,027
Amortization of cost of insurance acquired	62	218	—	280
Total benefits and expenses	69,327	26,104	2,516	97,947
Income (loss) before federal income tax	$9,200	4,080	(2,136)	11,144

(10) INCOME TAXES

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was (1.4)% and 13.8% for the three and six months ended June 30, 2023, compared to 37.2% and 19.8% for the same periods in 2022, respectively. CICA International is considered a controlled foreign corporation for federal tax purposes. As a result, the insurance activity of CICA International is subject to Subpart F of the Internal Revenue Code and is included in Citizens’ taxable income. Due to the 0% enacted tax rate in Bermuda, there are no deferred taxes recorded for CICA International's temporary differences. The effective tax rate varies from the prevailing corporate federal income tax rate of 21.0% mainly due to the impact of Subpart F and uncertain tax positions.

At June 30, 2023, we determined it was more likely than not that a portion of our capital deferred tax assets would not be realized in their entirety. The Company recorded a valuation allowance of $3.9 million through Other Comprehensive Income (Loss).

June 30, 2023 | 10-Q 39

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11) OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% as of the three and six months ended June 30, 2023 and 2022, as indicated below.

Three Months Ended June 30,	2023			2022
(In thousands)	Amount	Tax Effect	Total	Amount	Tax Effect	Total
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$(20,430)	1,111	(19,319)	(119,531)	4,435	(115,096)
Reclassification adjustment for (gains) losses included in net income	24	(5)	19	(24)	5	(19)
Unrealized holding gains (losses), net	(20,406)	1,106	(19,300)	(119,555)	4,440	(115,115)
Change in current discount rate for liability for future policy benefits	6,251	151	6,402	120,437	(9,074)	111,363
Other comprehensive income (loss)	$(14,155)	1,257	(12,898)	882	(4,634)	(3,752)

Six Months Ended June 30,	2023			2022
(In thousands)	Amount	Tax Effect	Total	Amount	Tax Effect	Total
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$23,006	(1,169)	21,837	(252,296)	13,392	(238,904)
Reclassification adjustment for (gains) losses included in net income	62	(13)	49	35	(7)	28
Unrealized holding gains (losses), net	23,068	(1,182)	21,886	(252,261)	13,385	(238,876)
Change in current discount rate for liability for future policy benefits	(14,229)	1,024	(13,205)	272,044	(19,731)	252,313
Other comprehensive income (loss)	$8,839	(158)	8,681	19,783	(6,346)	13,437

(12) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. There were no changes related to these relationships during the six months ended June 30, 2023.  See our Form 10-K for a comprehensive discussion of related party transactions.

(13) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued and determined that no other significant subsequent events need to be recognized or disclosed at this time.

June 30, 2023 | 10-Q 40

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including those factors discussed in the "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which are incorporated herein by reference.

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

OVERVIEW

For almost 50 years, we have been fulfilling the needs of our policyholders and their families by providing insurance products that offer both living and death benefits. Citizens conducts insurance related operations through its insurance subsidiaries, which provide benefits to residents in 32 U.S. states and over 75 different countries. We specialize in offering primarily ordinary whole life insurance, endowment products and final expense insurance in niche markets where we believe we can optimize our competitive position.

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

Objective of our Management's Discussion and Analysis

We refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “MD&A”. The objective of our MD&A is to provide investors with information in order to assess the material changes in our financial condition from December 31, 2022 to June 30, 2023 and the material changes in our results of operations for the three and six months ended June 30, 2023 as compared to the same periods in 2022. We also discuss in the MD&A any trends that we believe may materially affect our future operations or financial condition. Prior year amounts have been revised to reflect the implementation ASU 2018-12 as noted in Part I, Item 1, Note 1.

June 30, 2023 | 10-Q 41

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

Premium revenues consist of both new sales (first year premiums) and "resells" (i.e., retaining the policy), which lead to renewal premiums. As we ceased operations in our property insurance business effective June 30, 2023, the premiums charts below only reflect life insurance and accident and health insurance ("A&H") premium results.

Our first year life and A&H premiums increased in the three and six months ended June 30, 2023 by 4% and 14%, respectively, due primarily to new products available for sale in both segments supported by focused marketing campaigns.

Our renewal life and A&H premium revenues decreased in the three and six months ended June 30, 2023 by 4% primarily due to the impact of a higher level of surrenders during the last few years and increased matured endowment benefits, which we expected due to contractual expiration dates.

June 30, 2023 | 10-Q 42

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Our net investment income increased for the three and six months ended June 30, 2023 by 8% and 9%, respectively, compared to the same prior year periods due to a higher average portfolio yield resulting from the higher interest rate environment and investment income from our limited partnerships.

Payment of policyholder benefits for claims and surrenders is our largest expense and thus also key to our profitability. The three main components of this expense are reflected in the graphs above. In the three and six months ended June 30, 2023 compared to the prior year periods:

•Death claim benefits decreased due to a lower number of reported death claims.
•Surrenders increased, which we believe is due to the number of our international life policies that are nearing maturity and carry little to no surrender charges.
•Matured endowments increased as expected due to many of our endowment policies reaching their contractual maturity dates.

June 30, 2023 | 10-Q 43

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Operating expenses are our second largest expense and thus also drive our operating results. Our general operating expenses for the three and six months ended June 30, 2023 increased compared to the prior year periods. The increase was primarily driven by costs related to strategic growth initiatives, costs related to moving our international business from Bermuda to Puerto Rico and higher employee benefit costs.

FINANCIAL HIGHLIGHTS
Our net income was $6.1 million and $11.0 million for the three and six months ended June 30, 2023, respectively, compared to net income of $2.5 million and $8.9 million in the prior year periods, respectively. The increase in net income is primarily driven by the improvements in the fair value of our limited partnership investments, which are recorded as investment related gains in the current year periods versus losses during both the three and six months ended June 30, 2022, as well as higher net investment income in the current year periods. These improvements were partially offset by lower renewal year premiums and higher insurance benefits paid or provided, which are both primarily due to higher surrenders and matured endowments.

Our net income per share of Class A common stock was $0.12 and $0.22 for the three and six months ended June 30, 2023, respectively, compared to $0.05 and $0.18 in prior year periods.

Financial Condition at June 30, 2023

•Total assets of $1.6 billion
•Total investments of $1.4 billion; fixed maturity securities comprised 88% of total investments
•$4.9 billion of direct insurance in force
•No debt
•Fully diluted income per share of Class A common stock of $0.22

IMPACT OF INFLATION AND RISING INTEREST RATES

The impact of inflation, which has led to market volatility, has affected the fair value of our equity securities, which led to investment related losses in 2022. Investment related gains and losses can cause significant fluctuations from

June 30, 2023 | 10-Q 44

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

period to period and are not indicative of our operating results. We believe that investment related gains and losses, whether realized from dispositions or unrealized from changes in market prices of equity securities, have no bearing in understanding our reported results or in evaluating the economic performance of our business. These gains and losses have caused, and we believe will continue to cause, significant volatility in our periodic earnings.

In addition, interest rates rose significantly in 2022 after being ultra-low for almost a decade and continue to rise in 2023. Higher interest rates typically reduce the market values of fixed income assets, as the interest payments on existing fixed income assets become less competitive relative to newer higher rate fixed income instruments. Because we strive to match our asset duration to our liability duration, the vast majority of our total investments are invested in longer-term fixed maturity securities. We reported pre-tax net unrealized losses of $178.6 million on our available-for-sale securities at June 30, 2023. This compares to pre-tax net unrealized losses of $201.7 million at December 31, 2022, with the year-over-year change primarily driven by market interest rates. Another impact rising interest rates may have on our business is policyholders might surrender their policy to seek higher crediting rates.

We could experience higher surrenders and lapses and fewer sales as our policyholders conserve cash due to concerns over inflation and rising costs, particularly in our Home Service Insurance segment, whose customer base is primarily middle- and lower-income individuals.

IMPACT OF CEASING OPERATIONS OF OUR PROPERTY INSURANCE BUSINESS

The Company made a strategic decision to exit the property insurance business on June 30, 2023. This business focused on selling limited liability property insurance policies in Louisiana and Arkansas. This decision has negatively impacted our current year premium revenues and financial results. We are contractually obligated to pay the majority of the remaining premiums for our catastrophic reinsurance through the end of 2023. Because we ceased operations at the end of the second quarter, the property insurance premium amounts reflected in our income statements for the three and six months ended June 30, 2023 reflect the remaining amount due of $0.7 million under the reinsurance contract for 2023, and thus premium revenue for the three months ended June 30, 2023 is negative. In addition, premium revenue declined in the second quarter of 2023 once we announced to our policyholders that we would cease operations June 30, 2023.

The property insurance business operates through SPFIC and represented less than 1% of the Company’s total consolidated assets as of June 30, 2023 and less than 1% of the Company's total consolidated revenues for the six months ended June 30, 2023. This is not reported as a discontinued operation because it is immaterial to our total operations. Additionally, there were no material charges incurred in relation to the exit of our property insurance operations.

OUR OPERATING SEGMENTS

We manage our business in two operating segments: Life Insurance and Home Service Insurance.

Our insurance operations are the primary focus of the Company, as these operations generate most of our income.  See the discussion under Segment Operations below for detailed analysis.  The amount of insurance,

June 30, 2023 | 10-Q 45

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

number of policies, and average face amounts for ordinary life policies issued during the periods indicated are shown below.

Six Months Ended June 30,		2023		2022
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Ordinary Life Policies:
Life Insurance	$175,176,911	2,040	$85,871	$140,351,224	1,849	$75,907
Home Service Insurance	153,445,775	12,005	12,782	128,118,014	14,134	9,065
Total	$328,622,686	14,045		$268,469,238	15,983

As we previously disclosed, our strategic initiatives include the introduction of new products tailored to our specific markets. These new products helped drive the 22% increase in total insurance issued in the six months ended June 30, 2023, from $268.5 million in the first six months of 2022 to $328.6 million in 2023. The increase in total insurance issued was driven by higher average policy face amounts in both segments and an increase in total number of policies issued in our Life Insurance segment.

The growth in our Life Insurance segment is attributable to strong sales from the international whole life product introduced in 2022, which accounted for 70% of total insurance issued in this segment for the six months ended June 30, 2023. In our Home Service Insurance segment, the increase in average policy face amounts issued is attributable to sales campaigns that focused on increasing the face amount of insurance sold.

CONSOLIDATED RESULTS OF OPERATIONS

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

REVENUES

Our revenues are generated primarily by insurance renewal premiums and investment income from invested assets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022

Revenues:
Premiums:
Life insurance	$39,292	40,761	76,226	78,507
Accident and health insurance	547	280	905	566
Property insurance	(113)	1,183	844	2,515
Net investment income	17,241	15,892	34,315	31,379
Investment related gains (losses), net	703	(5,016)	415	(5,598)
Other income	857	634	1,736	1,722
Total revenues	$58,527	53,734	114,441	109,091

Premium Income.  Despite higher first year premium revenues in both segments, life insurance premium revenues decreased 4% and 3% in both the three and six months ended June 30, 2023, respectively, compared to the same

June 30, 2023 | 10-Q 46

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

periods in 2022 due to lower renewal premiums. Accident and health insurance premiums increased in the 2023 periods due to sales of our new critical illness products that were launched in late 2022. Property insurance premiums were negatively impacted for the three and six months ended June 30, 2023 compared to the same periods in 2022 as we stopped accepting renewal premiums at the end of May and ceased our operations on June 30, 2023.

Net Investment Income. A summary of our net investment income and annualized net investment income performance are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except for %)	2023	2022	2023	2022

Gross investment income:
Fixed maturity securities	$15,006	14,259	29,951	28,142
Equity securities	159	144	324	295
Policy loans	1,514	1,517	3,053	3,106
Long-term investments	1,091	576	2,012	1,099
Other investment income	140	31	264	52
Total investment income	17,910	16,527	35,604	32,694
Investment expenses	(669)	(635)	(1,289)	(1,315)
Net investment income	$17,241	15,892	34,315	31,379

Net investment income, annualized			$68,630	62,758
Average invested assets, at amortized cost			$1,518,827	1,476,336
Annualized yield on average invested assets			4.52%	4.25%

Income from our fixed maturity securities constitutes the vast majority of our net investment income, as these securities comprise 88% of our investment portfolio based on fair value. Our total investment income increased by 8% and 9% for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to a higher average portfolio yield on our fixed maturity securities in the current period. Long-term investment income increased as our private equity investment asset base grew. Our yield increased 27 basis points to 4.52% in the first six months of 2023 compared to the prior year period due to the rising interest rate environment.

Investment Related Gains (Losses), Net.  We recorded investment related gains during the three and six months ended June 30, 2023 of $0.7 million and $0.4 million compared to losses of $5.0 million and $5.6 million during the same prior year periods. The gains and losses are primarily related to the fair value change of our limited partnership and equity securities investments, mostly in our Life Insurance segment, due to the volatility in equity markets over the past year. We did not sell these investments; however, the changes in fair values of our equity securities are reflected as investment related gains or losses in our income statement, in addition to executed transactions that result in a gain or loss.

Other Income. Other income consists primarily of supplemental contracts issued to policyholders in our Life Insurance segment upon the surrender or maturity of their original policies.

June 30, 2023 | 10-Q 47

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

BENEFITS AND EXPENSES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$32,776	27,097	63,075	55,531
Increase (decrease) in future policy benefit reserves	(944)	3,730	(1,922)	3,844
Policyholder liability remeasurement (gain) loss	956	667	1,836	1,335
Policyholders' dividends	1,261	1,515	2,369	2,868
Total insurance benefits paid or provided	34,049	33,009	65,358	63,578
Commissions	8,883	8,924	17,896	16,597
Other general expenses	12,268	10,400	23,528	21,430
Capitalization of deferred policy acquisition costs	(6,544)	(6,184)	(12,902)	(10,965)
Amortization of deferred policy acquisition costs	3,674	3,468	7,488	7,027
Amortization of cost of insurance acquired	153	151	314	280
Total benefits and expenses	$52,483	49,768	101,682	97,947

Claims and surrenders benefits and other general expenses are our largest expenses. Total benefits and expenses increased in the three and six months ended June 30, 2023 as compared to same period in 2022 driven by higher surrenders and matured endowments.

Claims and Surrenders.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022

Claims and Surrenders:
Death claim benefits	$5,636	5,873	11,018	12,890
Surrender benefits	14,990	11,607	27,306	23,866
Endowment benefits	2,076	2,152	4,185	4,286
Matured endowment benefits	9,062	6,133	17,827	12,267
Property claims	366	163	708	305
A&H and other policy benefits	646	1,169	2,031	1,917
Total claims and surrenders	$32,776	27,097	63,075	55,531

Death claim benefits decreased for the three and six months ended June 30, 2023 compared to the same periods in 2022 due primarily to a lower volume of reported death claims.

Surrender benefits increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 due to surrenders related to international policies that are nearing maturity and carry little to no surrender charges.

Matured endowment benefits increased for the three and six months ended June 30, 2023 compared to the same periods in 2022. We anticipated this increase based upon the contractual maturity dates of the policies.

June 30, 2023 | 10-Q 48

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Explanation of other benefits and expenses

Increase (Decrease) in Future Policy Benefit Reserves.  Future policy benefit reserves reflect the liability established to provide for the payment of policy benefits that we expect to pay in the future and thus generally increase when we have a larger in force block of business due to higher sales and better persistency (i.e., more policies on which we expect to pay future benefits) and decrease when we have lower sales and persistency. In the three and six months ended June 30, 2023, the change in future policy benefit reserves decreased compared to the same prior year periods despite increases in insurance issued and increases in our in force block of business due to the amount of reserves released in connection with the higher matured endowments.

Commissions. Commission expenses are a cost of acquiring business, as commissions are the primary compensation paid to our independent consultants and independent agents for selling our products. First year commission rates are higher than renewal commission rates and thus commissions fluctuate directly in relation to first year sales.

Other General Expenses. General expenses increased in the three and six months ended June 30, 2023, compared to the same periods in 2022. The increase was primarily driven by costs related to strategic growth initiatives, costs related to moving our international business from Bermuda to Puerto Rico and higher employee benefit costs.

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

The following table sets forth income (loss) before federal income taxes by segment during the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Income (loss) before federal income tax expense:
Segments:
Life Insurance	$7,473	3,336	13,845	9,200
Home Service Insurance	624	2,002	1,957	4,080
Total segments	8,097	5,338	15,802	13,280
Other Non-Insurance Enterprises	(2,053)	(1,372)	(3,043)	(2,136)
Total income (loss) before federal income tax expense	$6,044	3,966	12,759	11,144

June 30, 2023 | 10-Q 49

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

LIFE INSURANCE

Net income in our Life Insurance segment before federal income tax of $7.5 million and $13.8 million in the three and six months ended June 30, 2023, respectively, increased from $3.3 million and $9.2 million in the prior year periods, respectively. Detailed results of operations describing the year-over-year net income increases in the Life Insurance segment for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Revenues:
Premiums	$28,773	29,834	54,980	56,765
Net investment income	13,498	12,347	26,809	24,318
Investment related gains (losses), net	738	(3,984)	301	(4,277)
Other income	856	633	1,735	1,721
Total revenues	43,865	38,830	83,825	78,527
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	26,968	21,568	51,407	43,026
Increase (decrease) in future policy benefit reserves	(1,863)	3,006	(3,683)	4,382
Policyholder liability remeasurement (gain) loss	885	580	1,701	994
Policyholders' dividends	1,255	1,509	2,356	2,859
Total insurance benefits paid or provided	27,245	26,663	51,781	51,261
Commissions	4,765	4,792	9,524	8,598
Other general expenses	5,646	5,358	11,105	11,049
Capitalization of deferred policy acquisition costs	(4,457)	(4,307)	(8,817)	(7,613)
Amortization of deferred policy acquisition costs	3,167	2,950	6,329	5,970
Amortization of cost of insurance acquired	26	38	58	62
Total benefits and expenses	36,392	35,494	69,980	69,327
Income (loss) before federal income tax	$7,473	3,336	13,845	9,200

The main drivers of the year-over-year increases in the 2023 periods are higher net investment income and investment related gains (versus investment related losses in the 2022 periods). These increases were partially offset by lower renewal premiums and higher claims and surrenders benefits paid or provided.

Life Insurance segment premium breakout is detailed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Premiums:
First year	$2,805	2,766	5,399	4,753
Renewal	25,968	27,068	49,581	52,012
Total premiums	$28,773	29,834	54,980	56,765

June 30, 2023 | 10-Q 50

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Premiums.  Our total premiums for three and six months ended June 30, 2023 decreased 4% and 3%, respectively, compared to the same periods in 2022 as renewal premiums declined. We derive most of our premium revenue in the Life Insurance segment from renewal premiums, which decreased 4% and 5%, respectively, in the three and six months ended June 30, 2023 as compared to the same periods in 2022. As described above, this decline is due to high surrenders over the last several years and a high level of maturing endowments. First year premiums increased slightly and 14% for three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, which we believe is due to sales of new products and focused marketing campaigns.

International Life Insurance Premiums. Life insurance premiums are generated largely from our international policyholders from over 75 different countries across the globe. The majority of our international premiums are derived from whole life and endowment products. The following table sets forth our premiums collected from the top five countries of our international life insurance business for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Country:
Colombia	$6,281	6,365	12,338	11,896
Taiwan	3,590	4,163	8,892	8,678
Venezuela	3,682	4,204	7,404	7,955
Ecuador	3,157	3,319	6,403	6,094
Argentina	2,396	2,731	4,580	4,438
Other Non-U.S.	9,534	10,880	18,375	18,570
Total	$28,640	31,662	57,992	57,631

Domestic Life Insurance Premiums. Domestic premiums in our Life Insurance segment were lower in the three and six months ended June 30, 2023 compared to the same prior year periods. As we have previously disclosed, our domestic in force business results are primarily from receipt of renewal premiums from closed blocks of business of various insurance companies we have acquired over the years.  We have recently re-launched our domestic life insurance business through CICA Life Insurance Company of America and currently offer whole life, credit life, credit disability and living benefit (including critical illness) products domestically.

Net Investment Income.  Our net investment income increased by 9% and 10% for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 due to our higher average portfolio yield. The majority of investment income is derived from fixed maturity securities; however, long-term investment income continued to increase as our limited partnership asset base grew.

Investment Related Gains (Losses), Net.  We recorded investment related gains of $0.7 million and $0.3 million during the three and six months ended June 30, 2023, respectively, compared to investment related losses of $4.0 million and $4.3 million during the same prior year periods, respectively, resulting from the change in estimated fair market value for our limited partnerships.

June 30, 2023 | 10-Q 51

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Claims and Surrenders. The following table sets forth our primary claims and surrender benefits paid within our Life Insurance segment for the three and six months ended June 30, 2023 compared to the same periods in 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Claims and Surrenders:
Death claim benefits	$1,391	1,519	2,139	2,509
Surrender benefits	13,982	10,776	25,610	22,413
Endowment benefits	2,073	2,149	4,181	4,278
Matured endowment benefits	8,915	5,981	17,535	11,988
A&H and other policy benefits	607	1,143	1,942	1,838
Total claims and surrenders	$26,968	21,568	51,407	43,026

During the three and six months ended June 30, 2023 and 2022, the majority of our claims and surrender benefits in our Life Insurance segment were related to payment of surrender benefits and matured endowment benefits. Many of our endowment policies are reaching their contractual maturity dates and thus matured endowment benefits are increasing. We expect this trend to continue over the next few years. Surrender benefits increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 due to surrenders related to international policies that are nearing maturity and carry little to no surrender charges. Death claims benefits decreased for the three and six months ended June 30, 2023, respectively, compared to the prior year periods. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

Increase (Decrease) in Future Policy Benefit Reserves. The change in future policy benefit reserves decreased as a result of reserves released from higher matured endowment and surrender benefits, which was partially offset by increases in insurance issued and normal increases in our in force block of business policy benefit reserves for the three and six months ended June 30, 2023 compared to the same periods in 2022.

June 30, 2023 | 10-Q 52

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

HOME SERVICE INSURANCE

Detailed results of operations for the Home Service Insurance segment for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Revenues:
Premiums	$10,953	12,390	22,995	24,823
Net investment income	3,450	3,283	6,920	6,527
Investment related gains (losses), net	(12)	(925)	87	(1,167)
Other income	1	1	1	1
Total revenues	14,392	14,749	30,003	30,184
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,808	5,529	11,668	12,505
Increase (decrease) in future policy benefit reserves	919	724	1,761	(538)
Policyholder liability remeasurement (gain) loss	71	87	135	341
Policyholders' dividends	6	6	13	9
Total insurance benefits paid or provided	6,804	6,346	13,577	12,317
Commissions	4,118	4,132	8,372	7,999
Other general expenses	4,299	3,515	8,767	7,865
Capitalization of deferred policy acquisition costs	(2,087)	(1,877)	(4,085)	(3,352)
Amortization of deferred policy acquisition costs	507	518	1,159	1,057
Amortization of cost of insurance acquired	127	113	256	218
Total benefits and expenses	13,768	12,747	28,046	26,104
Income (loss) before federal income tax	$624	2,002	1,957	4,080

In our Home Service Insurance segment we reported income before federal income tax of $0.6 million and $2.0 million in the three and six months ended June 30, 2023, respectively, as compared to income of $2.0 million and $4.1 million in the prior year periods. These decreases are primarily driven by lower premiums due to the effects of ceasing our property insurance operations as of June 30, 2023 described above, higher total insurance benefits paid or provided and higher other general expenses due to higher employee health benefit costs. These decreases were partially offset by the change in investment related gains (losses) due to the improvements in the fair value of our equity securities.

Premiums. Total premium revenue declined by 12% and 7% in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 despite an increase of 5% and 10% in first year premiums for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease in premiums was attributed to lower property insurance premiums due to the effects of ceasing our property insurance operations as of June 30, 2023 described above.

June 30, 2023 | 10-Q 53

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Claims and Surrenders.  Claims and surrender benefits, which are the largest portion of our expenses in the Home Service Insurance segment, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Claims and Surrenders:
Death claim benefits	$4,245	4,354	8,879	10,381
Surrender benefits	1,008	831	1,696	1,453
Endowment benefits	3	3	4	8
Matured endowment benefits	147	152	292	279
Property claims	366	163	708	305
A&H and other policy benefits	39	26	89	79
Total claims and surrenders	$5,808	5,529	11,668	12,505

The majority of claims and surrender benefits in our Home Service Insurance segment relate to death claim benefits. Death claim benefits decreased 3% and 14% in the three and six months ended June 30, 2023, respectively, compared to the same 2022 periods due primarily to a lower volume of reported claims. Mortality experience is closely monitored by the Company as a key performance indicator and fluctuates from quarter-to-quarter based on reported claims.

Increase in Future Policy Benefit Reserves. The change in future policy benefit reserves increased primarily as a result of increases in insurance issued for the three and six months ended June 30, 2023 compared to the same periods in 2022.

Other General Expenses. General expenses increased in the three and six months ended June 30, 2023 compared to the same periods in 2022, primarily due to higher employee health benefit costs.

OTHER NON-INSURANCE ENTERPRISES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Income (loss) before income tax expense	$(2,053)	(1,372)	(3,043)	(2,136)

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

INVESTMENTS

Our investments are an integral part of our business success. Our cash and invested assets at June 30, 2023 were $1.4 billion, of which 87% was invested in fixed maturity securities, all of which are classified as available-for-sale. We closely monitor the duration of our fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy our insurance obligations.

June 30, 2023 | 10-Q 54

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table sets forth the carrying value of our investments by investment category and cash, cash equivalents and the percentage of each to total cash and invested assets.

Carrying Value	June 30, 2023		December 31, 2022
(In thousands, except for %)	Amount	%	Amount	%
Cash, Cash Equivalents and Invested Assets
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$9,453	0.7%	$13,278	1.0%
Corporate	744,105	53.4	715,645	52.5
States and political subdivisions (1)	301,807	21.6	307,358	22.5
Mortgage-backed (2)	100,550	7.2	99,995	7.3
Asset-backed	50,468	3.6	43,242	3.2
Foreign governments	100	—	101	—
Total fixed maturity securities	1,206,483	86.5	1,179,619	86.5
Short-term investments	249	—	1,241	0.1
Cash and cash equivalents	20,914	1.6	22,973	1.7
Other investments:
Policy loans	77,944	5.6	78,773	5.8
Equity securities	11,710	0.8	11,590	0.8
Other long-term investments	77,262	5.5	69,558	5.1
Total cash, cash equivalents and invested assets	$1,394,562	100.0%	$1,363,754	100.0%
(1) Includes $126.0 million and $133.2 million of securities guaranteed by third parties at June 30, 2023 and December 31, 2022, respectively.
(2) Includes $99.4 million and $98.8 million of U.S. Government-sponsored enterprises at June 30, 2023 and December 31, 2022, respectively.

The carrying value of the Company’s fixed maturity securities investment portfolio at June 30, 2023 was $1.21 billion compared to $1.18 billion at December 31, 2022. The distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2023 did not materially change from December 31, 2022 – the weighted average was “A” at both dates.

Cash and cash equivalents decreased as of June 30, 2023 from December 31, 2022 and can fluctuate from period to period primarily due to the timing of operating and investing activities.

Other long-term investments increased by $7.7 million as of June 30, 2023 from December 31, 2022 due to additional funding of our limited partnership investments.

Obligations of States and Political Subdivisions

The Company’s fixed maturity securities investment portfolio at June 30, 2023 and December 31, 2022 included $301.8 million and $307.4 million, respectively, of securities that are obligations of states and political subdivisions, including municipalities (collectively referred to as the municipal bond portfolio).

June 30, 2023 | 10-Q 55

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The Company's municipal bond portfolio includes third-party guarantees.  Detailed below is a presentation by the Nationally Recognized Statistical Rating Organization ("NRSRO") rating of these holdings by funding type as of June 30, 2023.

	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
State and political subdivision fixed maturity securities including third-party guarantees
AAA	$14,007	13,940	6,708	6,897	—	—	20,715	20,837	6.3%
AA	48,188	48,599	113,351	129,900	10,529	11,086	172,068	189,585	57.2
A	5,871	6,251	84,219	94,590	4,416	4,401	94,506	105,242	31.7
BBB	617	655	8,285	9,494	1,369	1,450	10,271	11,599	3.5
BB and other	2,983	3,179	1,264	1,266	—	—	4,247	4,445	1.3
Total	$71,666	72,624	213,827	242,147	16,314	16,937	301,807	331,708	100.0%

State and political subdivision fixed maturity securities excluding third-party guarantees
AA	$33,850	34,096	37,118	41,142	6,484	6,500	77,452	81,738	24.6%
A	16,635	17,174	120,166	137,393	6,876	7,132	143,677	161,699	48.7
BBB	2,548	2,558	24,275	27,500	1,585	1,855	28,408	31,913	9.6
BB and other	18,633	18,796	32,268	36,112	1,369	1,450	52,270	56,358	17.1
Total	$71,666	72,624	213,827	242,147	16,314	16,937	301,807	331,708	100.0%

The table below shows the categories in which the Company held investments in special revenue bonds that were greater than 10% of fair value based upon the Company's total municipal bond portfolio at June 30, 2023.

(In thousands, except for %)	Fair Value	Amortized Cost	% of Total Fair Value

Education	$47,105	53,191	15.6%
Utilities	44,910	48,556	14.9
Transportation	37,554	44,512	12.4

The Company's municipal bond portfolio is spread across many states, however, municipal bonds from Texas and California comprise the most significant concentration of the total municipal bond portfolio as of June 30, 2023. The Company holds 22% and 14% of its municipal bond portfolio in Texas and California issuers, respectively, as of June 30, 2023. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal bond portfolio as of June 30, 2023.

June 30, 2023 | 10-Q 56

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The table below represents the Company's detailed exposure to municipal bonds in Texas at June 30, 2023.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas state and political subdivision fixed maturity securities including third-party guarantees
AAA	$13,506	13,434	2,612	2,642	—	—	16,118	16,076
AA	17,576	17,546	14,034	15,822	—	—	31,610	33,368
A	—	—	17,288	22,189	—	—	17,288	22,189
BB and other	—	—	500	500	—	—	500	500
Total	$31,082	30,980	34,434	41,153	—	—	65,516	72,133
Texas state and political subdivision fixed maturity securities excluding third-party guarantees
AA	$25,090	24,989	2,096	2,092	—	—	27,186	27,081
A	4,853	4,850	26,625	32,861	—	—	31,478	37,711
BBB	1,139	1,141	3,243	3,419	—	—	4,382	4,560
BB and other	—	—	2,470	2,781	—	—	2,470	2,781
Total	$31,082	30,980	34,434	41,153	—	—	65,516	72,133

The table below represents the Company's detailed exposure to municipal bonds in California at June 30, 2023.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
California state and political subdivision fixed maturity securities including third-party guarantees
AA	$1,936	2,042	29,617	35,399	2,460	2,731	34,013	40,172
A	1,286	1,650	7,068	8,922	—	—	8,354	10,572
BBB	—	—	865	865	—	—	865	865
Total	$3,222	3,692	37,550	45,186	2,460	2,731	43,232	51,609
California state and political subdivision fixed maturity securities excluding third-party guarantees
AA	$455	445	4,511	5,257	—	—	4,966	5,702
A	2,767	3,247	15,346	18,966	2,460	2,731	20,573	24,944
BBB	—	—	3,657	3,920	—	—	3,657	3,920
BB and other	—	—	14,036	17,043	—	—	14,036	17,043
Total	$3,222	3,692	37,550	45,186	2,460	2,731	43,232	51,609

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

The Company did not record any credit valuation allowances on fixed maturity securities in either of the three and six months ended June 30, 2023 or 2022.

Information on both unrealized and realized gains and losses by category is set forth in Part I, Item 1, Note 3. Investments of the notes to our consolidated financial statements herein.

June 30, 2023 | 10-Q 57

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

Below are our primary capital resources (based on carrying value of each) as of the periods indicated.

(In thousands)	June 30, 2023	December 31, 2022
Fixed maturity securities	$1,206,483	1,179,619
Cash and cash equivalents	20,914	22,973

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations. In the six months ended June 30, 2023 our operations generated $12.2 million of net cash. We manage our insurance operations as described herein in order to ensure that we have stable and reliable sources of cash flow to meet our obligations. We currently anticipate meeting our short-term and long-term cash needs with cash generated by our insurance operations and from our invested assets. From time-to-time, we may raise capital by selling shares in our SIP (as defined below) and we may also access our Credit Facility if needed (also as described below).

PARENT COMPANY LIQUIDITY AND CAPITAL RESOURCES

Citizens is a holding company and has minimal operations of its own.  Our assets consist of the capital stock of our subsidiaries, cash and investments.  Our liquidity requirements are met primarily from two sources: cash generated from our operating subsidiaries and our invested assets. Our ability to obtain cash from our insurance subsidiaries depends primarily upon the availability of statutorily permissible payments, including payments Citizens receives from service agreements with our insurance subsidiaries and dividends from the subsidiaries. The ability to make payments to the holding company is limited by applicable laws and regulations of Bermuda, Puerto Rico and U.S. states of domicile which subject insurance operations to significant regulatory restrictions. These laws and regulations require, among other things, that our insurance subsidiaries maintain minimum solvency or premium to surplus ratio requirements, which limit the amount of dividends that can be paid to the holding company. The regulations also require approval of our service agreements with the applicable regulatory authority in order to prevent insurance subsidiaries from moving large amounts of cash to the unregulated holding company.

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

In 2021, we entered into a Credit Facility with Regions Bank. See Part I, Item 1, Note 7. Commitments and Contingencies in the notes to our consolidated financial statements, herein, for a description of the Credit Facility. The Credit Facility provides additional liquidity to the Company for short-term and longer-term needs. As of June 30, 2023, we have not borrowed any money under the Credit Facility and have no immediate plans to do so.

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium revenues, investment income and investment maturities or sales. Primary cash needs relate to payments of policyholder benefits, investment purchases and operating expenses.  Historically, cash flow from our operations has been sufficient to meet our cash needs. We have not had to liquidate a material amount of investments to pay our expenses and we did not do so in the six months ended June 30, 2023. We believe that we have adequate capital resources to support the liquidity requirements of our insurance operations if the cash flow from our insurance operations is insufficient to meet our cash needs. See Contractual Obligations and Off-balance Sheet Arrangements in our Form 10-K and below for a discussion of known and estimated cash needs. Cash flow projections and cash flow tests under various market interest rate scenarios are performed annually to assist in evaluating liquidity needs and adequacy.

June 30, 2023 | 10-Q 58

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Cash from Operating Activities. Cash provided by or used in operating activities is an important liquidity metric because it reflects, during a given period, the amount of cash generated that is available to pay our operating expenses, invest in our business or make strategic acquisitions. In the six months ended June 30, 2023, our operations provided $12.2 million in net cash.

Cash from Investing Activities. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities and to a lesser extent limited partnerships or other alternative investments. Net cash outflows from investing activities totaled $11.9 million for the six months ended June 30, 2023. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds. We purchased $27.6 million in fixed maturity securities and we also used $9.4 million to purchase other long-term investments. 87% of our total cash, cash equivalents and investments consist of marketable fixed maturity securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

Trends, Demands and Restrictions on our Uses of Cash

Because claims and surrenders are our largest expense, a primary liquidity concern is the risk of either (i) an extraordinary level of early policyholder surrenders, or (ii) higher than expected mortality experience. In order to mitigate the risk of early policyholder surrenders, we include provisions in our insurance policies, such as surrender charges, that help limit and discourage early withdrawals. As previously discussed, surrender benefits had been higher than usual the last several years as many of our policies have reached the age where surrender charges have expired and due to other reasons, like the loss of one of our biggest distributors in Venezuela. We have been aggressively managing policyholder retention efforts, however, in the six months ended June 30, 2023, surrender benefits have increased. To the extent that early surrenders are higher than expected, our liquidity could be negatively impacted. We continue to monitor surrenders and early withdrawals.

Our endowment products provide the policyholder with alternatives once the policy matures - they can choose to take a lump sum payout or leave the money on deposit at interest with the Company. Approximately 18% of the endowments in force, totaling approximately 6% of our in force business as of June 30, 2023, will mature in the next five years. Policyholder election behavior is unknown, but if too many policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell its investments at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the market rate we are earning on our investments. We currently anticipate that our available operating cash flow and capital resources will be adequate to meet our needs for funds, but we are monitoring closely our policyholder behavior patterns.

As discussed above, we are subject to regulatory capital requirements that could affect the Company’s ability to access capital from our insurance operations or cause the Company to have to put additional cash in our wholly-owned subsidiaries.

Our domestic companies are subject to minimum capital requirements set by the NAIC in the form of risk-based capital ("RBC").  RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves.  Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a parental guarantee between Citizens and CICA, Citizens' wholly-owned subsidiary domiciled in Colorado, to maintain a RBC level above 350%. At June 30, 2023, our domestic insurance subsidiaries were above the required minimum RBC levels.

June 30, 2023 | 10-Q 59

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

CICA PR is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards, but rather requires that an insurer submit a business plan for approval to the OIC that includes proposed minimum capital and surplus. CICA PR is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. CICA PR began issuing new business as of January 1, 2023 and since higher costs are associated with new business than renewal business (e.g., first year commissions), we expect that Citizens will have to contribute capital to CICA PR in the foreseeable future in order to maintain the required premium to surplus ratio. Like with CICA International, any capital that Citizens is required to contribute could negatively impact the Company's capital resources and liquidity.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2023, we have no additional contractual obligations or off-balance sheet arrangements other than those described in Part I. Item 1, Note 7. Commitments and Contingencies in the notes to our consolidated financial statements herein and in Part II, Item 7, Contractual Obligations and Off-Balance Sheet Arrangements in our Form 10-K.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

DEFERRED POLICY ACQUISITION COSTS

DAC are costs that are incremental and directly related to the successful acquisition of new or renewal insurance contracts. Such costs include the incremental direct costs of contract acquisition, such as sales commissions; the portion of employees’ total compensation and payroll-related fringe benefits related directly to time spent performing acquisition activities, such as underwriting, issuing, and processing policies for contracts that have actually been acquired; and other costs related directly to acquisition activities that would not have been incurred if the contract had not been acquired.

Inherent in the capitalization and amortization of DAC are certain management judgements about what acquisition costs are deferred. Approximately 92% of our capitalized DAC are attributed to first year and renewal excess commissions. The remaining 8% are attributed to other costs that vary with and are directly related to the successful acquisition of new insurance business. Those costs generally include costs related to the production, underwriting and issuance of new business.

June 30, 2023 | 10-Q 60

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

COST OF INSURANCE ACQUIRED

The Company recognizes an intangible asset that arises in the application of U.S. GAAP purchase accounting as the difference between the reported value and the fair value of insurance contract liabilities, or comparable amounts determined in purchased insurance business combinations. This intangible asset is referred to as the Cost of Insurance Acquired (“COIA”), which is amortized on a basis consistent with DAC, such that it is amortized in proportion to policies in force for the Life Insurance Segment and face amount in force for the Home Service Insurance Segment to approximate straight-line amortization. Inherent in the amortization of COIA are certain management judgements about the ending asset balance and the annual amortization. The key assumptions are based upon interest, mortality and lapses at the time of purchase.

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests are based initially on an estimate of the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years using best estimate assumptions related to interest rates, mortality and lapses.  Management believes that our COIA is recoverable for the three and six months ended June 30, 2023.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

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

June 30, 2023 | 10-Q 61

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2023.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and reported to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended June 30, 2023, there were no changes in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

June 30, 2023 | 10-Q 62

CITIZENS, INC.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Part I, Item 3. Legal Proceedings of our Form 10-K includes a discussion of our legal proceedings. There have been no material developments in the three months ended June 30, 2023 from the legal proceedings described in our Form 10-K.

Item 1A. RISK FACTORS

Part I, Item 1A. Risk Factors of our Form 10-K includes a discussion of our risk factors. There have been no material changes in the three months ended June 30, 2023 from the risk factors included in our Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In May 2022, the Board of Directors authorized an equity repurchase plan for $8 million. The timing of any share repurchases under the repurchase authorization is dependent upon several factors, including market price of the Company's securities, the Company’s cash on hand, cash flows from operations, general market conditions, the Company's blackout periods, and other considerations. This program has no set termination date and may be suspended or discontinued by the Company’s Board of Directors at any time. The Company purchased the following shares of its Class A common stock during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
April 2023	—	$—	—
May 2023	147,097	2.1202	147,097
June 2023	178,327	2.3214	178,327
Total	325,424		325,424	$4,580,000

[1]    The stock repurchase program was publicly announced on May 10, 2022.
[2]    The Company was authorized to repurchase up to $8.0 million of its outstanding shares of Class A common stock.
[3]    The stock repurchase program does not have an expiration date.
[4]    No stock repurchase program has expired during the three months ended June 30, 2023.
[5]    There is no stock repurchase program that the Company has determined to terminate prior to expiration, or under which the Company does not intend to make further purchases.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

June 30, 2023 | 10-Q 63

CITIZENS, INC.

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

June 30, 2023 | 10-Q 64

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Gerald W. Shields
Gerald W. Shields
Chief Executive Officer & President

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin
Vice President, Chief Financial Officer, Chief Investment Officer & Treasurer

Date:	August 4, 2023

June 30, 2023 | 10-Q 65