Form 10-Q
period 2023-09-30
CITIZENS, INC.
filed 2023-11-06
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 1, 2023, the Registrant had 49,552,549 shares of Class A common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

September 30, 2023 | 10-Q 1

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2023	December 31, 2022
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $1,389,390 and $1,381,318 in 2023 and 2022, respectively)	$1,151,353	1,179,619
Equity securities, at fair value	10,555	11,590
Policy loans	75,750	78,773
Other long-term investments (portion measured at fair value $79,535 and $66,846 in 2023 and 2022, respectively)	79,798	69,558
Short-term investments	—	1,241
Total investments	1,317,456	1,340,781
Cash and cash equivalents	16,785	22,973
Accrued investment income	17,123	17,131
Reinsurance recoverable	3,782	4,560
Deferred policy acquisition costs	171,417	162,927
Cost of insurance acquired	10,182	10,647
Current federal income tax receivable	—	601
Property and equipment, net	12,009	12,926
Due premiums	9,661	11,829
Other assets (less allowance for losses of $357 and $347 in 2023 and 2022, respectively)	6,225	6,328
Total assets	$1,564,640	1,590,703

See accompanying Notes to Consolidated Financial Statements.

September 30, 2023 | 10-Q 2

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets, Continued
(Unaudited)

(In thousands, except share amounts)	September 30, 2023	December 31, 2022
Liabilities and Stockholders' Equity
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,147,601	1,198,647
Accident and health insurance	877	767
Total future policy benefit reserves	1,148,478	1,199,414
Policyholders' funds:
Annuities	129,909	121,422
Dividend accumulations	44,102	41,663
Premiums paid in advance	35,453	36,384
Policy claims payable	5,943	9,884
Other policyholders' funds	7,218	7,501
Total policyholders' funds	222,625	216,854
Total policy liabilities	1,371,103	1,416,268
Commissions payable	1,681	1,967
Current federal income tax payable	652	—
Deferred federal income tax liability	2,097	3,653
Payable for securities in process of settlement	250	—
Other liabilities	36,110	41,025
Total liabilities	1,411,893	1,462,913
Commitments and contingencies (Note 7)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 53,880,359 and 53,758,176 shares issued and outstanding in 2023 and 2022, respectively, including shares in treasury of 4,261,005 in 2023 and 3,935,581 in 2022	268,423	268,147
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2023 and 2022, including shares in treasury of 1,001,714 in 2023 and 2022	3,184	3,184
Retained earnings	31,332	16,309
Accumulated other comprehensive income (loss)	(126,667)	(137,044)
Treasury stock, at cost	(23,525)	(22,806)
Total stockholders' equity	152,747	127,790
Total liabilities and stockholders' equity	$1,564,640	1,590,703

See accompanying Notes to Consolidated Financial Statements.

September 30, 2023 | 10-Q 3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Revenues:
Premiums:
Life insurance	$41,794	42,423	118,020	120,930
Accident and health insurance	296	299	1,201	865
Property insurance	(64)	1,153	780	3,668
Net investment income	17,372	16,604	51,687	47,983
Investment related gains (losses), net	(892)	(4,991)	(477)	(10,589)
Other income	884	688	2,620	2,410
Total revenues	59,390	56,176	173,831	165,267
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	37,723	30,729	100,798	86,260
Increase (decrease) in future policy benefit reserves	(3,880)	653	(5,802)	4,497
Policyholder liability remeasurement (gain) loss	1,024	396	2,860	1,731
Policyholders' dividends	1,414	1,389	3,783	4,257
Total insurance benefits paid or provided	36,281	33,167	101,639	96,745
Commissions	9,444	9,210	27,340	25,807
Other general expenses	11,949	11,559	35,477	32,989
Capitalization of deferred policy acquisition costs	(7,132)	(6,372)	(20,034)	(17,337)
Amortization of deferred policy acquisition costs	4,056	3,624	11,544	10,651
Amortization of cost of insurance acquired	151	166	465	446
Total benefits and expenses	54,749	51,354	156,431	149,301
Income (loss) before federal income tax	4,641	4,822	17,400	15,966
Federal income tax expense (benefit)	1,943	1,415	3,704	3,618
Net income (loss)	2,698	3,407	13,696	12,348
Per Share Amounts:
Basic earnings (losses) per share of Class A common stock	0.06	0.07	0.28	0.25
Diluted earnings (losses) per share of Class A common stock	0.05	0.06	0.27	0.24
Other Comprehensive Income (Loss):
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) arising during period	(59,817)	(88,382)	(36,811)	(340,678)
Reclassification adjustment for losses (gains) included in net income (loss)	419	43	481	78
Unrealized gains (losses) on fixed maturity securities, net	(59,398)	(88,339)	(36,330)	(340,600)
Change in current discount rate for liability for future policy benefits	60,054	73,214	45,825	345,258
Income tax expense (benefit) on other comprehensive income items	(1,040)	(184)	(882)	6,162
Other comprehensive income (loss)	1,696	(14,941)	10,377	(1,504)
Total comprehensive income (loss)	$4,394	(11,534)	24,073	10,844
See accompanying Notes to Consolidated Financial Statements.

September 30, 2023 | 10-Q 4

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
(In thousands)	Class A	Class B

Balance at December 31, 2022	$268,147	3,184	16,309	(137,044)	(22,806)	127,790
Comprehensive income (loss):
Net income (loss)	—	—	4,872	—	—	4,872
Other comprehensive income (loss)	—	—	—	21,579	—	21,579
Total comprehensive income (loss)	—	—	4,872	21,579	—	26,451
Stock-based compensation	50	—	—	—	—	50
Balance at March 31, 2023	268,197	3,184	21,181	(115,465)	(22,806)	154,291
Comprehensive income (loss):
Net income (loss)	—	—	6,126	—	—	6,126
Other comprehensive income (loss)	—	—	—	(12,898)	—	(12,898)
Total comprehensive income (loss)	—	—	6,126	(12,898)	—	(6,772)
Acquisition of treasury stock	—	—	—	—	(719)	(719)
Stock-based compensation	46	—	—	—	—	46
Balance at June 30, 2023	268,243	3,184	27,307	(128,363)	(23,525)	146,846
Comprehensive income (loss):
Net income (loss)	—	—	2,698	—	—	2,698
Other comprehensive income (loss)	—	—	—	1,696	—	1,696
Total comprehensive income (loss)	—	—	2,698	1,696	—	4,394
Stock-based compensation	180	—	—	—	—	180
Other[1]	—	—	1,327	—	—	1,327
Balance at September 30, 2023	$268,423	3,184	31,332	(126,667)	(23,525)	152,747
1 See Note 10 - Income Taxes for details.

See accompanying Notes to Consolidated Financial Statements.

September 30, 2023 | 10-Q 5

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity, Continued
(Unaudited)

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
(In thousands)	Class A	Class B

Balance at December 31, 2021	$265,561	3,184	(9,698)	(138,989)	(20,101)	99,957
Comprehensive income (loss):
Net income (loss)	—	—	6,449	—	—	6,449
Other comprehensive income (loss)	—	—	—	17,189	—	17,189
Total comprehensive income (loss)	—	—	6,449	17,189	—	23,638
Issuance of common stock	1,788	—	—	—	—	1,788
Stock-based compensation	93	—	—	—	—	93
Balance at March 31, 2022	267,442	3,184	(3,249)	(121,800)	(20,101)	125,476
Comprehensive income (loss):
Net income (loss)	—	—	2,492	—	—	2,492
Other comprehensive income (loss)	—	—	—	(3,752)	—	(3,752)
Total comprehensive income (loss)	—	—	2,492	(3,752)	—	(1,260)
Issuance of common stock	455	—	—	—	—	455
Acquisition of treasury stock	—	—	—	—	(1,300)	(1,300)
Stock-based compensation	(47)	—	—	—	—	(47)
Balance at June 30, 2022	267,850	3,184	(757)	(125,552)	(21,401)	123,324
Comprehensive income (loss):
Net income (loss)	—	—	3,407	—	—	3,407
Other comprehensive income (loss)	—	—	—	(14,941)	—	(14,941)
Total comprehensive income (loss)	—	—	3,407	(14,941)	—	(11,534)
Acquisition of treasury stock	—	—	—	—	(883)	(883)
Stock-based compensation	138	—	—	—	—	138
Balance at September 30, 2022	$267,988	3,184	2,650	(140,493)	(22,284)	111,045

See accompanying Notes to Consolidated Financial Statements.

September 30, 2023 | 10-Q 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended September 30, (In thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$13,696	12,348
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Investment related (gains) losses on sale of investments and other assets	477	10,589
Net deferred policy acquisition costs	(8,490)	(6,686)
Amortization of cost of insurance acquired	465	446
Depreciation	380	413
Amortization of premiums and discounts on investments	3,761	3,456
Stock-based compensation	333	300
Deferred federal income tax expense (benefit)	652	1,623
Change in:
Accrued investment income	8	(418)
Reinsurance recoverable	778	2,054
Due premiums	2,168	197
Future policy benefit reserves	(5,111)	3,993
Other policyholders' liabilities	8,156	3,222
Federal income tax payable	1,253	2,754
Commissions payable and other liabilities	(3,116)	6,367
Other, net	34	(895)
Net cash provided by (used in) operating activities	15,444	39,763
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(50,077)	(102,348)
Sales of fixed maturity securities, available-for-sale	13,690	30,348
Maturities and calls of fixed maturity securities, available-for-sale	23,128	37,890
Sales of equity securities	770	—
Principal payments on mortgage loans	6	1,097
(Increase) decrease in policy loans, net	3,023	2,222
Sales of other long-term investments	3,793	4,130
Purchases of other long-term investments	(13,262)	(18,150)
Purchases of property and equipment	(292)	(76)
Maturities of short-term investments	750	—
Purchases of short-term investments	—	(1,250)
Net cash provided by (used in) investing activities	(18,471)	(46,137)

See accompanying Notes to Consolidated Financial Statements.

September 30, 2023 | 10-Q 7

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(Unaudited)

Nine Months Ended September 30, (In thousands)	2023	2022
Cash flows from financing activities:
Annuity deposits	$5,443	6,777
Annuity withdrawals	(7,828)	(6,634)
Acquisition of treasury stock	(719)	(2,183)
Issuance of common stock	—	2,244
Other	(57)	(117)
Net cash provided by (used in) financing activities	(3,161)	87
Net increase (decrease) in cash and cash equivalents	(6,188)	(6,287)
Cash and cash equivalents at beginning of year	22,973	27,294
Cash and cash equivalents at end of period	$16,785	21,007

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2023 and 2022, various fixed maturity issuers exchanged securities with book values of $5.4 million and $6.1 million, respectively, for securities of equal value.

The Company had $0.3 million net unsettled security trades at September 30, 2023 and none at September 30, 2022.

The Company recognized $36 thousand right-of-use assets in exchange for new operating lease liabilities during the nine months ended September 30, 2023 and $0.4 million during the nine months ended September 30, 2022.

See accompanying Notes to Consolidated Financial Statements.

September 30, 2023 | 10-Q 8

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

The consolidated balance sheet as of September 30, 2023, the consolidated statements of operations and comprehensive income (loss) and stockholders' equity for the three and nine months ended September 30, 2023 and September 30, 2022 and the consolidated statements of cash flows for the nine months ended September 30, 2023 and September 30, 2022 have been prepared by the Company without audit and are not subject to audit. In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2023 and for comparative periods have been made. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 ("Form 10-K").  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Our Life Insurance segment operates through CICA PR and CICA. Until December 31, 2022, our international life insurance business operated through CICA International. Beginning January 1, 2023, all new international policies are issued by CICA PR. These companies provide U.S. dollar-denominated endowment contracts internationally, which are principally accumulation contracts that incorporate an element of life insurance protection and ordinary whole life insurance in U.S. dollar-denominated amounts sold to non-U.S. residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations. On August 31, 2023, CICA International transferred all of its insurance in force business to CICA PR. Prior to July 1, 2023, our domestic life insurance business operated through CICA and CNLIC. CICA issues ordinary whole life, life products with living benefits, critical illness, credit life and disability policies throughout the U.S. and CNLIC issued ordinary whole life and critical illness policies through June 30, 2023. CNLIC merged into CICA on July 1, 2023.

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

September 30, 2023 | 10-Q 9

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

September 30, 2023 | 10-Q 10

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

September 30, 2023 | 10-Q 11

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

(In thousands)	Life Insurance	Home Service Insurance	Consolidated
Liability for Future Policy Benefits
Pre-adoption liability as of 12/31/2020	$987,373	255,513	1,242,886
Change in discount rate assumptions	261,823	108,468	370,291
Effect of reserve changes	6	96	102
Post-adoption liability as of 1/1/2021	$1,249,202	364,077	1,613,279

Fixed Annuity Liability
Pre-adoption liability as of 12/31/2020	$60,027	18,277	78,304
Adjustments for the removal of shadow adjustments	—	3,426	3,426
Post-adoption liability as of 1/1/2021	$60,027	21,703	81,730

Deferred Acquisition Costs
Pre-adoption balance as of 12/31/2020	$94,771	10,142	104,913
Adjustments for the removal of shadow adjustments	8,270	29,905	38,175
Impact of flooring cohorts at zero	23	12	35
Post adoption balance as of 1/1/2021	$103,064	40,059	143,123

Cost of Insurance Acquired
Pre-adoption balance as of 12/31/2020	$1,734	9,807	11,541
Adjustments for the removal of shadow adjustments	—	484	484
Post adoption balance as of 1/1/2021	$1,734	10,291	12,025

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

September 30, 2023 | 10-Q 12

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Impacts to Previously Reported Results

Adoption of the standard impacted our previously reported consolidated financial results as follows:

(In thousands)	As Previously Reported	Adoption of New Standard	Post Adoption
As of December 31, 2022
Consolidated Balance Sheet
Deferred policy acquisition costs	$140,167	22,760	162,927
Cost of insurance acquired	10,260	387	10,647
Deferred tax asset, net	2,414	(2,414)	—
Total assets	1,569,970	20,733	1,590,703

Future policy benefit reserves:
Life insurance	1,305,506	(106,859)	1,198,647
Annuities	91,234	(91,234)	—
Policyholders' funds:
Annuities	—	121,422	121,422
Other policyholders' funds	40,497	(32,996)	7,501
Deferred federal income tax liability	—	3,653	3,653
Total liabilities	1,568,927	(106,014)	1,462,913

Retained earnings (accumulated deficit)	(52,203)	68,512	16,309
Accumulated other comprehensive income (loss)	(195,279)	58,235	(137,044)
Total stockholders' equity	1,043	126,747	127,790

September 30, 2023 | 10-Q 13

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands, except per share amounts)	As Previously Reported	Adoption of New Standard	Post Adoption

For the Three Months Ended September 30, 2022
Consolidated Statement of Operations
Increase (decrease) in future policy benefit reserves	$7,090	(6,437)	653
Policyholder liability remeasurement (gain) loss	—	396	396
Amortization of deferred policy acquisition costs	7,082	(3,458)	3,624
Amortization of cost of insurance acquired	276	(110)	166
Federal income tax expense (benefit)	344	1,071	1,415
Net income (loss)	(5,131)	8,538	3,407
Basic earnings (losses) per share of Class A common stock	(0.10)	0.17	0.07
Diluted earnings (losses) per share of Class A common stock	(0.10)	0.16	0.06

Consolidated Statement of Comprehensive Income (Loss)
Unrealized holding gains (losses) arising during period	$(89,713)	1,331	(88,382)
Change in current discount rate for liability for future policy benefits	—	73,214	73,214
Income tax expense (benefit) on other comprehensive income items	(5,079)	4,895	(184)
Other comprehensive income (loss)	(84,591)	69,650	(14,941)
Total comprehensive income (loss)	(89,722)	78,188	(11,534)

For the Nine Months Ended September 30, 2022
Consolidated Statement of Operations
Increase (decrease) in future policy benefit reserves	$23,037	(18,540)	4,497
Policyholder liability remeasurement (gain) loss	—	1,731	1,731
Amortization of deferred policy acquisition costs	18,869	(8,218)	10,651
Amortization of cost of insurance acquired	775	(329)	446
Federal income tax expense (benefit)	622	2,996	3,618
Net income (loss)	(10,012)	22,360	12,348
Basic earnings (losses) per share of Class A common stock	(0.20)	0.45	0.25
Diluted earnings (losses) per share of Class A common stock	(0.20)	0.44	0.24

Consolidated Statement of Comprehensive Income (Loss)
Unrealized holding gains (losses) arising during period	$(343,989)	3,311	(340,678)
Change in current discount rate for liability for future policy benefits	—	345,258	345,258
Income tax expense (benefit) on other comprehensive income items	(18,880)	25,042	6,162
Other comprehensive income (loss)	(325,031)	323,527	(1,504)
Total comprehensive income (loss)	(335,043)	345,887	10,844

ACCOUNTING STANDARDS NOT YET ADOPTED

On June 30, 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies that contractual restrictions on equity security sales are not considered part of the security unit of account and, therefore, are not

September 30, 2023 | 10-Q 14

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

(3) INVESTMENTS

The Company invests primarily in fixed maturity securities, which totaled 86.3% of total cash and invested assets at September 30, 2023, as shown below.

Carrying Value (In thousands, except for %)	September 30, 2023		December 31, 2022
	Amount	%	Amount	%

Cash and invested assets:
Fixed maturity securities	$1,151,353	86.3%	1,179,619	86.5%
Equity securities	10,555	0.8	11,590	0.8
Policy loans	75,750	5.7	78,773	5.8
Other long-term investments	79,798	5.9	69,558	5.1
Short-term investments	—	—	1,241	0.1
Cash and cash equivalents	16,785	1.3	22,973	1.7
Total cash and invested assets	$1,334,241	100.0%	1,363,754	100.0%

September 30, 2023 | 10-Q 15

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities as of the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$5,700	241	114	5,827
U.S. Government-sponsored enterprises	3,411	122	3	3,530
States and political subdivisions	325,314	1,607	42,965	283,956
Corporate:
Financial	256,108	149	48,576	207,681
Consumer	249,857	545	54,802	195,600
Utilities	121,874	1	28,583	93,292
Energy	76,418	—	13,304	63,114
All other	184,859	236	34,041	151,054
Commercial mortgage-backed	171	—	4	167
Residential mortgage-backed	108,976	3	16,460	92,519
Asset-backed	56,702	417	2,506	54,613
Total fixed maturity securities	$1,389,390	3,321	241,358	1,151,353

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,425	152	9	9,568
U.S. Government-sponsored enterprises	3,434	277	1	3,710
States and political subdivisions	344,208	1,114	37,964	307,358
Corporate:
Financial	243,758	512	42,383	201,887
Consumer	247,824	758	47,138	201,444
Utilities	115,738	39	23,790	91,987
Energy	76,065	—	11,395	64,670
All other	184,022	683	29,048	155,657
Commercial mortgage-backed	171	—	2	169
Residential mortgage-backed	110,582	9	10,765	99,826
Asset-backed	45,991	18	2,767	43,242
Foreign governments	100	1	—	101
Total fixed maturity securities	$1,381,318	3,563	205,262	1,179,619

September 30, 2023 | 10-Q 16

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Most of the Company's equity securities are diversified stock and bond mutual funds.

Fair Value (In thousands)	September 30, 2023	December 31, 2022

Equity securities:
Stock mutual funds	$2,034	2,615
Bond mutual funds	4,196	4,337
Common stock	622	857
Non-redeemable preferred stock	8	8
Non-redeemable preferred stock fund	3,695	3,773
Total equity securities	$10,555	11,590

VALUATION OF INVESTMENTS

Available-for-sale ("AFS") fixed maturity securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income (loss). The Company recognized net investment related losses of $0.4 million and $0.3 million on equity securities held for the three and nine months ended September 30, 2023 and losses of $0.9 million and $2.9 million for the same periods ended September 30, 2022, respectively.

The Company considers several factors in its review and evaluation of individual investments, using the process described in Part IV, Item 15, Note 2. Investments in the notes to the consolidated financial statements of our Form 10-K to determine whether a credit valuation loss exists. For the three and nine months ended September 30, 2023 and 2022, the Company recorded no credit valuation losses on fixed maturity securities.

September 30, 2023 | 10-Q 17

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the fair values and gross unrealized losses of fixed maturity securities that are not deemed to have credit losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2023 and December 31, 2022.

September 30, 2023	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
U.S. Treasury securities	$1,210	105	5	65	9	2	1,275	114	7
U.S. Government-sponsored enterprises	219	3	1	—	—	—	219	3	1
States and political subdivisions	66,573	2,405	94	157,245	40,560	198	223,818	42,965	292
Corporate:
Financial	35,347	2,343	53	164,356	46,233	221	199,703	48,576	274
Consumer	23,441	1,913	33	160,871	52,889	222	184,312	54,802	255
Utilities	14,964	1,173	54	78,285	27,410	138	93,249	28,583	192
Energy	6,103	337	9	57,011	12,967	79	63,114	13,304	88
All Other	16,510	1,091	25	130,532	32,950	169	147,042	34,041	194
Commercial mortgage-backed	167	4	2	—	—	—	167	4	2
Residential mortgage-backed	1,159	92	20	91,325	16,368	89	92,484	16,460	109
Asset-backed	11,936	666	17	32,756	1,840	40	44,692	2,506	57
Total fixed maturity securities	$177,629	10,132	313	872,446	231,226	1,158	1,050,075	241,358	1,471

December 31, 2022	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
U.S. Treasury securities	$—	—	—	64	9	2	64	9	2
U.S. Government-sponsored enterprises	223	1	1	—	—	—	223	1	1
States and political subdivisions	189,084	30,866	242	14,184	7,098	14	203,268	37,964	256
Corporate:
Financial	182,447	39,122	237	6,144	3,261	16	188,591	42,383	253
Consumer	164,224	34,823	220	23,417	12,315	30	187,641	47,138	250
Utilities	73,483	15,959	152	16,413	7,831	18	89,896	23,790	170
Energy	59,053	9,601	75	5,617	1,794	8	64,670	11,395	83
All Other	140,955	25,337	171	7,910	3,711	15	148,865	29,048	186
Commercial mortgage-backed	168	2	2	—	—	—	168	2	2
Residential mortgage-backed	98,758	10,514	95	759	251	5	99,517	10,765	100
Asset-backed	37,067	2,485	41	4,264	282	9	41,331	2,767	50
Total fixed maturity securities	$945,462	168,710	1,236	78,772	36,552	117	1,024,234	205,262	1,353

September 30, 2023 | 10-Q 18

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In each category of our fixed maturity securities described above, we do not intend to sell our investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. As of September 30, 2023 and December 31, 2022, 99% of the fair value of our fixed maturity securities portfolio were rated investment grade. While the losses are currently unrealized, we continue to monitor all fixed maturity securities on an on-going basis as future information may become available which could result in an allowance being recorded. While we experience unrealized losses across all corporate sectors, the financial sector includes exposure to regional banks which have been impacted the most by recent economic and interest rate pressures. We have assessed our exposure in this sector and believe our investments have access to sufficient liquidity to meet their debt obligations.

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

The amortized cost and fair value of fixed maturity securities at September 30, 2023 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

September 30, 2023	Amortized Cost	Fair Value
(In thousands)
Fixed maturity securities:
Due in one year or less	$14,657	14,514
Due after one year through five years	129,118	125,520
Due after five years through ten years	274,759	255,800
Due after ten years	970,856	755,519
Total fixed maturity securities	$1,389,390	1,151,353

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Fixed maturity securities, available-for-sale:
Proceeds	$9,446	1,520	13,690	30,348
Gross realized gains	$38	19	43	120
Gross realized losses	$436	1	453	103

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

September 30, 2023 | 10-Q 19

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

September 30, 2023 | 10-Q 20

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets that are measured at fair value on a recurring basis as of the dates indicated.

September 30, 2023	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial Assets
Fixed maturity securities available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$5,827	3,530	—	9,357
States and political subdivisions	—	283,956	—	283,956
Corporate	43	710,698	—	710,741
Commercial mortgage-backed	—	167	—	167
Residential mortgage-backed	—	92,519	—	92,519
Asset-backed	—	54,613	—	54,613
Total fixed maturity securities available-for-sale	5,870	1,145,483	—	1,151,353

Equity securities:
Stock mutual funds	2,034	—	—	2,034
Bond mutual funds	4,196	—	—	4,196
Common stock	622	—	—	622
Non-redeemable preferred stock	8	—	—	8
Non-redeemable preferred stock fund	3,695	—	—	3,695
Total equity securities	10,555	—	—	10,555
Other long-term investments (1)	—	—	—	79,535
Total financial assets	$16,425	1,145,483	—	1,241,443
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

September 30, 2023 | 10-Q 21

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

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At September 30, 2023, fixed maturity securities, valued using a third-party pricing source, totaled $1.1 billion for Level 2 assets and comprised 92% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at September 30, 2023.  As of September 30, 2023, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Limited partnerships. The Company considers the net asset value ("NAV") to represent the value of the investment fund and is measured by the total value of assets minus the total value of liabilities. The following table includes information related to our investments in limited partnerships that calculate NAV per share. For these investments, which are measured at fair value on a recurring basis, we use the NAV per share to measure fair value. The Company recognized net investment related losses of $0.1 million and gains of $0.2 million and losses of $4.2 million and $9.4 million on limited partnerships held for the three and nine months ended September 30, 2023 and

September 30, 2023 | 10-Q 22

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2022, respectively. These investments are included in other long-term investments on the consolidated balance sheets.

		September 30, 2023			December 31, 2022
(In thousands, except for years)		Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)	Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)
	Description
Limited partnerships
Middle market	Investments in privately-originated, performing senior secured debt primarily in North America-based companies	$35,869	3,452	4	$33,234	6,011	5
Global equity fund	Investments in common stocks of U.S., international developed and emerging markets with a focus on long-term capital growth	9,383	—	0	9,037	—	0
Late-stage growth	Investments in private late-stage, established companies seeking capital to accelerate growth prior to an IPO or sale	19,567	15,629	5 to 7	16,892	18,444	5 to 7
Infrastructure	Investments in climate infrastructure assets, focusing on renewable power generation in wind and solar energy	14,716	11,233	10 to 12	7,683	4,107	11
Total limited partnerships		$79,535	30,314		$66,846	28,562

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated financial statements not otherwise disclosed for the periods indicated were as follows:

	September 30, 2023		December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:
Policy loans	$75,750	75,750	78,773	78,773
Residential mortgage loan	43	44	49	50
Cash and cash equivalents	16,785	16,785	22,973	22,973
Financial Liabilities:
Annuity - investment contracts	67,224	59,063	67,344	61,701

September 30, 2023 | 10-Q 23

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at both September 30, 2023 and December 31, 2022 and no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets. Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable. Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

Residential mortgage loan. The mortgage loan is secured principally by a residential property. The interest rate for this loan was 7.0% at both September 30, 2023 and December 31, 2022. At September 30, 2023, the remaining loan matures in five years.  Management estimated the fair value using an annual interest rate of 6.25% at September 30, 2023. Our mortgage loan is considered a Level 3 asset in the fair value hierarchy and is included in other long-term investments on the consolidated balance sheets.

Cash and cash equivalents. The fair value of cash and cash equivalents approximates carrying value and are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 liabilities, was estimated at September 30, 2023 and December 31, 2022 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 4.57% to 5.01% and 4.74% to 5.09%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Other long-term investments. Financial instruments included in other long-term investments are classified in various levels of the fair value hierarchy. The following table summarizes the carrying amounts of these investments.

Carrying Value (In thousands)	September 30, 2023	December 31, 2022
Other long-term investments:
Limited partnerships	$79,535	69,294
FHLB common stock	199	193
Mortgage loans	43	49
All other investments	21	22
Total other long-term investments	$79,798	69,558

We carried no limited partnership investments at cost at September 30, 2023 while $2.4 million were carried at cost at December 31, 2022.

We are a member of the Federal Home Loan Bank ("FHLB") of Dallas and such membership requires members to own stock in the FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value.

(5) DEFERRED POLICY ACQUISITION COSTS AND COST OF INSURANCE ACQUIRED

DAC

The following tables roll forward the DAC asset for the nine months ended September 30, 2023 and 2022 by reporting cohort. Our reporting cohorts are Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy, and Permanent Limited Pay, which summarizes insurance policies with

September 30, 2023 | 10-Q 24

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

	Nine Months Ended September 30, 2023
(In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$100,926	11,542	1,016	113,484
Capitalizations	11,220	2,385	353	13,958
Amortization expense	(8,859)	(586)	(197)	(9,642)
Balance, end of period	103,287	13,341	1,172	117,800

Home Service Insurance:
Balance, beginning of year	38,793	9,729	921	49,443
Capitalizations	5,026	865	185	6,076
Amortization expense	(1,542)	(295)	(65)	(1,902)
Balance, end of period	42,277	10,299	1,041	53,617

Consolidated:
Balance, beginning of year	139,719	21,271	1,937	162,927
Capitalizations	16,246	3,250	538	20,034
Amortization expense	(10,401)	(881)	(262)	(11,544)
Balance, end of period	$145,564	23,640	2,213	171,417

	Nine Months Ended September 30, 2022
(In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$97,675	9,001	1,026	107,702
Capitalizations	10,043	2,121	41	12,205
Amortization expense	(8,462)	(476)	(113)	(9,051)
Balance, end of period	99,256	10,646	954	110,856

Home Service Insurance:
Balance, beginning of year	35,137	8,723	856	44,716
Capitalizations	4,049	1,064	19	5,132
Amortization expense	(1,361)	(271)	32	(1,600)
Balance, end of period	37,825	9,516	907	48,248

Consolidated:
Balance, beginning of year	132,812	17,724	1,882	152,418
Capitalizations	14,092	3,185	60	17,337
Amortization expense	(9,823)	(747)	(81)	(10,651)
Balance, end of period	$137,081	20,162	1,861	159,104

September 30, 2023 | 10-Q 25

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DAC capitalization increased for the nine months ended September 30, 2023, compared to the same prior year period mainly from increased commissions from higher first year sales across our business segments.

COIA

The following tables provide rollforwards of the COIA balances for the nine months ended September 30, 2023 and 2022 by reporting cohort. Our reporting cohorts are Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy, and Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

	Nine Months Ended September 30, 2023
(In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$267	750	444	1,461
Amortization expense	(14)	(43)	(29)	(86)
Balance, end of period	253	707	415	1,375

Home Service Insurance:
Balance, beginning of year	7,583	176	1,427	9,186
Amortization expense	(293)	(6)	(80)	(379)
Balance, end of period	7,290	170	1,347	8,807

Consolidated:
Balance, beginning of year	7,850	926	1,871	10,647
Amortization expense	(307)	(49)	(109)	(465)
Balance, end of period	$7,543	877	1,762	10,182

	Nine Months Ended September 30, 2022
(In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$287	812	485	1,584
Amortization expense	(15)	(47)	(32)	(94)
Balance, end of period	272	765	453	1,490

Home Service Insurance:
Balance, beginning of year	7,989	184	1,511	9,684
Amortization expense	(306)	(6)	(40)	(352)
Balance, end of period	7,683	178	1,471	9,332

Consolidated:
Balance, beginning of year	8,276	996	1,996	11,268
Amortization expense	(321)	(53)	(72)	(446)
Balance, end of period	$7,955	943	1,924	10,822

September 30, 2023 | 10-Q 26

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

September 30, 2023 (In thousands)	Life Insurance			Home Service Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums
Balance, beginning of year	$235,228	10,209	245,437	93,508	13,255	106,763
Beginning balance at original discount rate	247,601	10,682	258,283	100,225	14,394	114,619
Effect of changes in cash flow assumptions	(210)	38	(172)	(343)	85	(258)
Effects of actual variances from expected experience	4,156	1,059	5,215	(5,631)	(4,477)	(10,108)
Adjusted beginning of year balance	251,547	11,779	263,326	94,251	10,002	104,253
Issuances	20,918	2,608	23,526	13,854	3,107	16,961
Interest accrual	6,897	248	7,145	3,019	348	3,367
Net premiums collected	(31,480)	(2,004)	(33,484)	(8,909)	2,019	(6,890)
Derecognition and other	567	240	807	475	113	588
Ending balance at original discount rate	248,449	12,871	261,320	102,690	15,589	118,279
Effect of changes in discount rates	(16,380)	(501)	(16,881)	(9,438)	(1,397)	(10,835)
Balance, end of period	$232,069	12,370	244,439	93,252	14,192	107,444

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$947,415	195,612	1,143,027	200,351	116,356	316,707
Beginning balance at original discount rate	996,169	208,051	1,204,220	214,188	121,908	336,096
Effect of changes in cash flow assumptions	(389)	(702)	(1,091)	(257)	331	74
Effects of actual variances from expected experience	6,338	3,489	9,827	(5,472)	(1,337)	(6,809)
Adjusted beginning of year balance	1,002,118	210,838	1,212,956	208,459	120,902	329,361
Issuances	21,360	2,798	24,158	13,854	3,115	16,969
Interest accrual	32,470	6,288	38,758	6,987	4,242	11,229
Benefit payments	(63,211)	(16,732)	(79,943)	(12,246)	(4,707)	(16,953)
Derecognition and other	97	42	139	464	109	573
Ending balance at original discount rate	992,834	203,234	1,196,068	217,518	123,661	341,179
Effect of changes in discount rates	(78,072)	(18,778)	(96,850)	(23,934)	(12,670)	(36,604)
Balance, end of period	$914,762	184,456	1,099,218	193,584	110,991	304,575

Net liability for future policy benefits	$682,693	172,086	854,779	100,332	96,799	197,131

September 30, 2023 | 10-Q 27

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Life Insurance segment impact of updating actual experience for the current period contributed to an increase in liabilities primarily due to higher benefits than expected. The Home Service Insurance segment impact of updating actual experience for the current period contributed to an increase in liabilities due to higher premiums collected than expected.

September 30, 2022 (In thousands)	Life Insurance			Home Service Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums
Balance, beginning of year	$269,528	4,939	274,467	104,556	10,196	114,752
Beginning balance at original discount rate	246,386	5,093	251,479	90,012	9,532	99,544
Effect of changes in cash flow assumptions	(3,662)	237	(3,425)	4,253	1,214	5,467
Effects of actual variances from expected experience	1,705	401	2,106	(299)	(5,603)	(5,902)
Adjusted beginning of year balance	244,429	5,731	250,160	93,966	5,143	99,109
Issuances	25,049	2,757	27,806	13,886	4,041	17,927
Interest accrual	6,259	32	6,291	2,553	166	2,719
Net premiums collected	(29,835)	455	(29,380)	(8,331)	5,156	(3,175)
Derecognition and other	445	90	535	(655)	117	(538)
Ending balance at original discount rate	246,347	9,065	255,412	101,419	14,623	116,042
Effect of changes in discount rates	(15,999)	(653)	(16,652)	(8,386)	(1,629)	(10,015)
Balance, end of period	$230,348	8,412	238,760	93,033	12,994	106,027

Present Value of Expected Future Policy Benefits
Balance, beginning of year	$1,168,282	240,679	1,408,961	266,206	161,715	427,921
Beginning balance at original discount rate	990,921	207,105	1,198,026	205,340	117,425	322,765
Effect of changes in cash flow assumptions	(3,916)	374	(3,542)	4,822	1,765	6,587
Effects of actual variances from expected experience	2,127	3,392	5,519	158	7	165
Adjusted beginning of year balance	989,132	210,871	1,200,003	210,320	119,197	329,517
Issuances	25,567	2,835	28,402	13,900	4,038	17,938
Interest accrual	31,922	6,358	38,280	6,539	4,076	10,615
Benefit payments	(51,604)	(12,483)	(64,087)	(15,058)	(5,277)	(20,335)
Derecognition and other	(30)	12	(18)	(669)	110	(559)
Ending balance at original discount rate	994,987	207,593	1,202,580	215,032	122,144	337,176
Effect of changes in discount rates	(60,876)	(13,695)	(74,571)	(14,624)	(4,985)	(19,609)
Balance, end of period	$934,111	193,898	1,128,009	200,408	117,159	317,567

Net liability for future policy benefits	$703,763	185,486	889,249	107,375	104,165	211,540
Plus: Flooring impact	2	—	2	—	—	—
Net liability for future policy benefits, after flooring impact	$703,765	185,486	889,251	107,375	104,165	211,540

September 30, 2023 | 10-Q 28

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Life Insurance segment impact of updating actual experience for the current period contributed to an increase in liabilities primarily due to higher benefits paid than expected. The Home Service Insurance segment impact of updating actual experience for the current period contributed to an increase in liabilities due to higher premiums collected than expected.

Net premiums collected is defined as the transactional gross premiums collected in the current period times the net premium ratio. Issuances are calculated as the present value, using the locked-in discount rate, of the expected net premiums or the expected future policy benefits related to new policies issued during the nine months ended September 30, 2023 and 2022. Interest accrual is the interest earned on the beginning present value of either the expected net premiums or the expected future policy benefits using the locked-in discount rate. Benefit payments are the transactional benefits (death, lapse, surrenders and maturities) paid in the current period. Derecognition refers to a subset of the issuances or the present value of future premiums released on new issues that lapsed during the nine months ended September 30, 2023 and 2022 as well as other reconciling items. The effects of actual variances from expected experience lines are primarily impacted by the actual policy cash flows during the period compared to that which was expected in the reserve assumptions. If the net of the two lines is a positive number, the implication is an unfavorable result with policy cash flows less favorable than assumed while a negative number implies a favorable result compared to assumptions. Our policy experience will vary from actual experience in any one period, either favorably or unfavorably.

The following table reconciles the net liability for future policy benefits shown above to the liability for future policy benefits reported in the consolidated balance sheets.

	September 30, 2023			September 30, 2022
(In thousands)	Life Insurance	Home Service Insurance	Consolidated	Life Insurance	Home Service Insurance	Consolidated
Life Insurance
Permanent	$682,693	100,332	783,025	703,765	107,375	811,140
Permanent limited pay	172,086	96,799	268,885	185,486	104,165	289,651
Deferred profit liability	27,616	26,138	53,754	23,749	23,727	47,476
Other	28,011	13,926	41,937	28,558	13,677	42,235
Total life insurance	910,406	237,195	1,147,601	941,558	248,944	1,190,502
Accident & Health
Other	596	281	877	498	231	729
Total future policy benefit reserves	$911,002	237,476	1,148,478	942,056	249,175	1,191,231

September 30, 2023 | 10-Q 29

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefit payments for long-term duration contracts.

	September 30, 2023		September 30, 2022
(In thousands)	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Undiscounted:
Permanent
Expected future gross premiums	$604,059	459,405	614,123	465,752
Expected future benefit payments	1,483,068	484,239	1,471,197	472,958
Permanent Limited Pay
Expected future gross premiums	47,868	77,544	48,132	74,126
Expected future benefit payments	325,964	320,563	322,184	316,178

Discounted:
Permanent
Expected future gross premiums	$453,277	261,271	471,719	272,158
Expected future benefit payments	914,762	193,584	934,111	200,408
Permanent Limited Pay
Expected future gross premiums	42,133	51,091	42,441	52,036
Expected future benefit payments	184,456	110,991	193,898	117,159

September 30, 2023 | 10-Q 30

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the amount of revenue and interest related to long-term duration contracts recognized in the consolidated statement of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(In thousands)	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
Life Insurance Segment:
Life Insurance
Permanent	$23,654	8,471	23,751	8,537	68,619	25,573	68,826	25,663
Permanent Limited Pay	3,555	2,308	3,399	2,291	11,333	6,811	10,391	6,946
Other	4,279	—	4,944	—	7,094	—	10,214	—
Less:
Reinsurance	392	—	501	—	1,452	—	1,254	—
Total, net of reinsurance	31,096	10,779	31,593	10,828	85,594	32,384	88,177	32,609
Accident & Health
Other	53	—	104	—	537	—	287	—
Less:
Reinsurance	1	—	1	—	3	—	3	—
Total, net of reinsurance	52	—	103	—	534	—	284	—
Total	$31,148	10,779	31,696	10,828	86,128	32,384	88,461	32,609

Home Service Insurance Segment:
Life Insurance
Permanent	$8,372	1,322	8,331	1,319	25,012	3,968	25,079	3,986
Permanent Limited Pay	2,154	1,599	2,136	1,568	6,425	4,777	6,279	4,688
Other	178	—	367	—	1,012	—	1,418	—
Less:
Reinsurance	6	—	4	—	23	—	23	—
Total, net of reinsurance	10,698	2,921	10,830	2,887	32,426	8,745	32,753	8,674
Accident & Health
Other	244	—	196	—	667	—	581	—
Total	$10,942	2,921	11,026	2,887	33,093	8,745	33,334	8,674

The following table provides the weighted-average durations of the liability for future policy benefits.

	September 30, 2023		September 30, 2022
(In years)	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Permanent
Duration at original discount rate	7.8	15.7	7.9	15.3
Duration at current discount rate	8.2	15.6	8.6	15.4
Permanent Limited Pay
Duration at original discount rate	7.9	14.3	7.5	14.3
Duration at current discount rate	7.6	14.4	7.6	15.3

September 30, 2023 | 10-Q 31

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the weighted-average interest rates for the liability for future policy benefits.

	September 30, 2023		September 30, 2022
	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Permanent
Interest rate at original discount rate	4.92%	4.98%	4.95%	5.02%
Interest rate at current discount rate	5.62%	5.71%	5.23%	5.18%
Permanent Limited Pay
Interest rate at original discount rate	4.29%	5.05%	4.31%	5.06%
Interest rate at current discount rate	5.60%	5.71%	5.17%	5.17%

LIABILITY FOR POLICYHOLDERS’ ACCOUNT BALANCES

The following table presents the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of the difference, in basis points, between rates being credited and the respective guaranteed minimums.

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
September 30, 2023 (In thousands)
Range of Guaranteed Minimum Crediting Rates
0.00% - 1.49%	$746	—	1,138	37,233	39,117
1.50% - 2.99%	30,256	675	63	—	30,994
3.00% - 4.49%	104,304	10	—	—	104,314
Greater or equal to 4.50%	31,374	—	—	—	31,374
Total	$166,680	685	1,201	37,233	205,799

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
September 30, 2022 (In thousands)
Range of Guaranteed Minimum Crediting Rates
0.00% - 1.49%	$702	—	827	40,055	41,584
1.50% - 2.99%	22,370	603	30	—	23,003
3.00% - 4.49%	96,932	10	—	—	96,942
Greater or equal to 4.50%	31,762	—	—	—	31,762
Total	$151,766	613	857	40,055	193,291

September 30, 2023 | 10-Q 32

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize balances of and changes in policyholders' account balances.

September 30, 2023 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$32,995	86,807	41,663	34,603
Issuances	16,086	2,160	474	3,200
Premiums received	85	3,273	4,210	659
Interest credited	1,103	1,988	993	948
Other	1	—	—	—
Less:
Surrenders and withdrawals	—	7,647	3,238	6,098
Benefit payments	8,466	—	—	—
Balance, end of period	$41,804	86,581	44,102	33,312
Weighted-average crediting rates	4.01%	3.57%	3.05%	2.96%
Cash surrender value	$41,804	86,581	44,102	33,312

September 30, 2022 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$23,950	83,917	37,760	38,875
Issuances	8,787	2,343	435	1,860
Premiums received	57	3,810	4,044	538
Interest credited	769	1,966	897	750
Other	2	—	—	—
Less:
Surrenders and withdrawals	—	5,903	2,653	6,047
Benefit payments	2,866	—	—	—
Balance, end of period	$30,699	86,133	40,483	35,976
Weighted-average crediting rates	4.08%	3.60%	3.07%	3.05%
Cash surrender value	$30,699	86,133	40,483	35,976

September 30, 2023 | 10-Q 33

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles policyholders' account balances shown above to the policyholders' account balances liability in the consolidated balance sheets.

As of September 30, (In thousands)	2023	2022
Annuities:
Supplemental contracts without life contingencies	$41,804	30,699
Fixed annuity	86,581	86,133
Unearned revenue reserve	1,524	1,619
Other	—	1
Total annuities	$129,909	118,452

Premiums Paid in Advance:
Premiums paid in advance	$33,312	35,976
Other	2,141	2,461
Total premiums paid in advance	$35,453	38,437

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

CONTRACTUAL OBLIGATIONS

As of September 30, 2023, CICA International is committed to fund investments up to $30.3 million related to limited partnerships previously described.

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

Obligations under the Credit Facility are secured by substantially all of the assets of the Company other than the equity interests in all of the regulated insurance subsidiaries, real estate owned by the Company, and other limited exceptions. The Credit Facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to restrictions on indebtedness, liens, investments, asset dispositions and restricted payments. As of September 30, 2023, the Company had not borrowed any funds against the Credit Facility and was not in violation of any covenants.

September 30, 2023 | 10-Q 34

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8) STOCKHOLDERS' EQUITY AND RESTRICTIONS

STOCK

Our Restated and Amended Articles of Incorporation authorize the issuance of 127,000,000 shares, of which 100,000,000 shares shall be Class A common stock, 2,000,000 shares shall be Class B common stock, and 25,000,000 shall be preferred stock. Both authorized classes of common stock are equal in all respects, except (a) each share of Class A common stock is entitled to receive twice the cash dividends paid on a per share basis to the Class B common stock, if any; and (b) the holders of the Class B common stock have the exclusive right to elect a simple majority of the Board of Directors of Citizens. In April 2021, we repurchased all of the outstanding Class B common stock, which is now classified as treasury stock. As a result, all of the directors are elected by the holders of the Class A common stock. Citizens has never issued any preferred stock.

A summary of the change in number of shares of Class A and Class B common stock and treasury stock issued is as follows:

	Nine Months Ended September 30,
	2023			2022
(In thousands)	Common Stock		Treasury	Common Stock		Treasury
	Class A	Class B	Stock	Class A	Class B	Stock
Balance at beginning of year	53,758	1,002	4,937	53,170	1,002	4,138
Stock issued under stock investment plan	—	—	—	475	—	—
Stock issued for compensation	122	—	—	90	—	—
Acquisition of Class A shares	—	—	325	—	—	615
Other share issuance	—	—	—	22	—	—
Balance at end of period	53,880	1,002	5,262	53,757	1,002	4,753

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share.

Three Months Ended September 30,	2023	2022
(In thousands, except per share amounts)
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$2,698	3,407
Net income (loss) allocated to Class A common stock	$2,698	3,407

Denominator:
Weighted average shares of Class A outstanding - basic	49,615	50,075
Weighted average shares of Class A outstanding - diluted	50,522	50,799

Basic earnings (loss) per share of Class A common stock	$0.06	0.07
Diluted earnings (loss) per share of Class A common stock	$0.05	0.06

September 30, 2023 | 10-Q 35

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine Months Ended September 30,	2023	2022
(In thousands, except per share amounts)
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$13,696	12,348
Net income (loss) allocated to Class A common stock	$13,696	12,348

Denominator:
Weighted average shares of Class A outstanding - basic	49,739	50,203
Weighted average shares of Class A outstanding - diluted	50,647	50,927

Basic earnings (loss) per share of Class A common stock	$0.28	0.25
Diluted earnings (loss) per share of Class A common stock	0.27	0.24

CAPITAL AND SURPLUS

Each of our regulated insurance subsidiaries is required to meet stipulated regulatory capital requirements. These include capital requirements imposed by the U.S. National Association of Insurance Commissioners ("NAIC") and the Bermuda Monetary Authority ("BMA"). All domestic insurance subsidiaries exceeded the minimum capital requirements at September 30, 2023.

CICA PR is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards, but rather requires that an insurer submit a business plan for approval to the Office of the Commissioner of Insurance ("OIC") that includes proposed minimum capital and surplus. CICA PR is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. CICA PR began issuing new business as of January 1, 2023 and received the transfer of all of CICA International's in force insurance business as of August 31, 2023. On that date, Citizens entered into a Keep Well Agreement with CICA PR to replace the Keep Well Agreement that had been in place between Citizens and CICA International (Bermuda). The Keep Well Agreement requires Citizens to contribute up to $10 million in capital to CICA PR as necessary to ensure that CICA PR maintains at least either (i) 112% of its required ratio of premiums to capital and surplus, or (ii) 200% of the minimum capital and surplus requirement, whichever is higher. The initial term of the Keep Well Agreement is 12 months. Since CICA PR's capital exceeds both of the metrics, Citizens is not required to make a capital contribution. Any capital that Citizens is required to contribute could negatively impact the Company's capital resources and liquidity.

(9) SEGMENT INFORMATION

The Company has two reportable segments:  Life Insurance and Home Service Insurance.  Our Life Insurance segment issues endowment contracts, which are principally accumulation contracts that incorporate an element of life insurance protection and ordinary whole life insurance, to non-U.S. residents through CICA PR.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional coverage and annuity benefits to enhance accumulations. CICA issues ordinary whole life, life products with living benefits, critical illness and credit life and disability policies throughout the U.S.

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

September 30, 2023 | 10-Q 36

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

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended September 30, 2023
(In thousands)

Revenues:
Premiums	$31,148	10,878	—	42,026
Net investment income	13,661	3,459	252	17,372
Investment related gains (losses), net	(424)	(370)	(98)	(892)
Other income	884	—	—	884
Total revenues	45,269	13,967	154	59,390
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	32,419	5,304	—	37,723
Increase (decrease) in future policy benefit reserves	(5,587)	1,707	—	(3,880)
Policyholder liability remeasurement (gain) loss	840	184	—	1,024
Policyholders' dividends	1,405	9	—	1,414
Total insurance benefits paid or provided	29,077	7,204	—	36,281
Commissions	5,406	4,038	—	9,444
Other general expenses	6,036	4,293	1,620	11,949
Capitalization of deferred policy acquisition costs	(5,141)	(1,991)	—	(7,132)
Amortization of deferred policy acquisition costs	3,313	743	—	4,056
Amortization of cost of insurance acquired	28	123	—	151
Total benefits and expenses	38,719	14,410	1,620	54,749
Income (loss) before federal income tax	$6,550	(443)	(1,466)	4,641

September 30, 2023 | 10-Q 37

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Nine Months Ended September 30, 2023
(In thousands)

Revenues:
Premiums	$86,128	33,873	—	120,001
Net investment income	40,470	10,379	838	51,687
Investment related gains (losses), net	(123)	(283)	(71)	(477)
Other income	2,619	1	—	2,620
Total revenues	129,094	43,970	767	173,831
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	83,826	16,972	—	100,798
Increase (decrease) in future policy benefit reserves	(9,270)	3,468	—	(5,802)
Policyholder liability remeasurement (gain) loss	2,541	319	—	2,860
Policyholders' dividends	3,761	22	—	3,783
Total insurance benefits paid or provided	80,858	20,781	—	101,639
Commissions	14,930	12,410	—	27,340
Other general expenses	17,141	13,060	5,276	35,477
Capitalization of deferred policy acquisition costs	(13,958)	(6,076)	—	(20,034)
Amortization of deferred policy acquisition costs	9,642	1,902	—	11,544
Amortization of cost of insurance acquired	86	379	—	465
Total benefits and expenses	108,699	42,456	5,276	156,431
Income (loss) before federal income tax	$20,395	1,514	(4,509)	17,400

September 30, 2023 | 10-Q 38

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended September 30, 2022
(In thousands)

Revenues:
Premiums	$31,696	12,179	—	43,875
Net investment income	12,806	3,527	271	16,604
Investment related gains (losses), net	(4,367)	(462)	(162)	(4,991)
Other income	682	—	6	688
Total revenues	40,817	15,244	115	56,176
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	24,742	5,987	—	30,729
Increase (decrease) in future policy benefit reserves	426	227	—	653
Policyholder liability remeasurement (gain) loss	(445)	841	—	396
Policyholders' dividends	1,382	7	—	1,389
Total insurance benefits paid or provided	26,105	7,062	—	33,167
Commissions	5,103	4,107	—	9,210
Other general expenses	6,016	4,228	1,315	11,559
Capitalization of deferred policy acquisition costs	(4,592)	(1,780)	—	(6,372)
Amortization of deferred policy acquisition costs	3,081	543	—	3,624
Amortization of cost of insurance acquired	32	134	—	166
Total benefits and expenses	35,745	14,294	1,315	51,354
Income (loss) before federal income tax	$5,072	950	(1,200)	4,822

September 30, 2023 | 10-Q 39

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Nine Months Ended September 30, 2022
(In thousands)

Revenues:
Premiums	$88,461	37,002	—	125,463
Net investment income	37,124	10,054	805	47,983
Investment related gains (losses), net	(8,644)	(1,629)	(316)	(10,589)
Other income	2,403	1	6	2,410
Total revenues	119,344	45,428	495	165,267
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	67,768	18,492	—	86,260
Increase (decrease) in future policy benefit reserves	4,808	(311)	—	4,497
Policyholder liability remeasurement (gain) loss	549	1,182	—	1,731
Policyholders' dividends	4,241	16	—	4,257
Total insurance benefits paid or provided	77,366	19,379	—	96,745
Commissions	13,701	12,106	—	25,807
Other general expenses	17,065	12,093	3,831	32,989
Capitalization of deferred policy acquisition costs	(12,205)	(5,132)	—	(17,337)
Amortization of deferred policy acquisition costs	9,051	1,600	—	10,651
Amortization of cost of insurance acquired	94	352	—	446
Total benefits and expenses	105,072	40,398	3,831	149,301
Income (loss) before federal income tax	$14,272	5,030	(3,336)	15,966

September 30, 2023 | 10-Q 40

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) INCOME TAXES

The effective tax rate is the ratio of tax expense (benefit) over pre-tax income (loss). The effective tax rate was 41.9% and 21.3% for the three and nine months ended September 30, 2023, compared to 29.3% and 22.7% for the same periods in 2022, respectively. CICA International and CICA PR are considered controlled foreign corporations for federal tax purposes. As a result, the insurance activity of CICA International and CICA PR are subject to Subpart F of the Internal Revenue Code and are included in Citizens’ taxable income. Due to the 0% enacted tax rate in Bermuda, there are no deferred taxes recorded for CICA International's temporary differences. CICA PR has applied for a tax exemption decree from the Government of Puerto Rico which will freeze the income tax rate at 4% on any taxable earnings in excess of $1.2 million. The effective tax rate varies from the prevailing corporate federal income tax rate of 21.0% mainly due to the impact of Subpart F and uncertain tax positions.

As a result of the August 31, 2023 transfer of CICA International's in force business to CICA PR, the Company's consolidated deferred federal income tax liability was reduced by $4.3 million due to the difference in the tax rates in the jurisdictions in which the companies operate. Since the transfer was between companies under common control, the $4.3 million reduction in the deferred federal income tax liability was recorded as a credit to equity, $1.3 million of which increased retained earnings and $3.0 million of which reduced accumulated other comprehensive income (loss), based on the nature of the tax components.

At September 30, 2023, we determined it was more likely than not that a portion of our capital deferred tax assets would not be realized in their entirety. The Company recorded a valuation allowance of $6.2 million through Other Comprehensive Income (Loss).

September 30, 2023 | 10-Q 41

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11) OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% for entities domiciled in the United States and 4% for entities domiciled in Puerto Rico for the three and nine months ended September 30, 2023 and 2022, as indicated below.

Three Months Ended September 30,	2023			2022
(In thousands)	Amount	Tax Effect	Total	Amount	Tax Effect	Total
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$(59,817)	8,717	(51,100)	(88,382)	398	(87,984)
Reclassification adjustment for losses (gains) included in net income (loss)	419	(88)	331	43	(9)	34
Unrealized holding gains (losses), net	(59,398)	8,629	(50,769)	(88,339)	389	(87,950)
Change in current discount rate for liability for future policy benefits	60,054	(7,589)	52,465	73,214	(205)	73,009
Other comprehensive income (loss)	$656	1,040	1,696	(15,125)	184	(14,941)

Nine Months Ended September 30,	2023			2022
(In thousands)	Amount	Tax Effect	Total	Amount	Tax Effect	Total
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$(36,811)	7,548	(29,263)	(340,678)	13,790	(326,888)
Reclassification adjustment for losses (gains) included in net income (loss)	481	(101)	380	78	(16)	62
Unrealized holding gains (losses), net	(36,330)	7,447	(28,883)	(340,600)	13,774	(326,826)
Change in current discount rate for liability for future policy benefits	45,825	(6,565)	39,260	345,258	(19,936)	325,322
Other comprehensive income (loss)	$9,495	882	10,377	4,658	(6,162)	(1,504)

(12) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. There were no changes related to these relationships during the nine months ended September 30, 2023 except as described in Note 1. Financial Statements under Basis of Presentation and Consolidation.  See our Form 10-K for a comprehensive discussion of related party transactions.

(13) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued and determined that no other significant subsequent events need to be recognized or disclosed at this time.

September 30, 2023 | 10-Q 42

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including those factors discussed in the "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, which are incorporated herein by reference.

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

OVERVIEW

For almost 50 years, we have been fulfilling the needs of our policyholders and their families by providing insurance products that offer both living and death benefits. Citizens operates through its insurance subsidiaries located in the United States, including Puerto Rico, and provides benefits to policyholders located throughout the United States and in over 75 different countries. We specialize in offering primarily ordinary whole life insurance, endowment products and final expense insurance in niche markets where we believe we can optimize our competitive position.

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

Objective of our Management's Discussion and Analysis

We refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “MD&A”. The objective of our MD&A is to provide investors with information in order to assess the material changes in our financial condition from December 31, 2022 to September 30, 2023 and the material changes in our results of operations for the three and nine months ended September 30, 2023 as compared to the same periods in 2022. We also discuss in the MD&A any trends that we believe may materially affect our future operations or financial condition. Prior year amounts have been revised to reflect the implementation ASU 2018-12 as noted in Part I, Item

September 30, 2023 | 10-Q 43

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

Premium revenues consist of both new sales, which lead to first year premiums, and "resells" (i.e., retaining the policy), which lead to renewal premiums. Because we ceased operations in our property insurance business effective June 30, 2023, the premiums charts below only reflect life insurance and accident and health insurance ("A&H") premium results.
Our first year life and A&H premiums increased in the three and nine months ended September 30, 2023 by 15% due primarily to new products available for sale in both segments supported by focused marketing campaigns.

Our renewal life and A&H premium revenues decreased in the three and nine months ended September 30, 2023 by 3% and 4%, respectively, primarily due to the impact of a higher level of surrenders and matured endowments during the last few years (i.e., fewer policies from which to collect renewal premiums).

September 30, 2023 | 10-Q 44

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Our net investment income increased for the three and nine months ended September 30, 2023 by 5% and 8%, respectively, compared to the same prior year periods due to a higher average portfolio yield resulting from the higher interest rate environment and investment income from our limited partnership investments.

Payment of policyholder benefits for claims and surrenders is our largest expense and thus also key to our profitability. The three main components of this expense are reflected in the graphs above. In the three and nine months ended September 30, 2023 compared to the prior year periods:

•Death claim benefits decreased due to a lower number of reported death claims.
•Surrenders increased, which we believe is due to the number of our international life policies that are nearing maturity as well as policies that have passed their surrender charge period.
•Matured endowments increased as expected due to many of our endowment policies reaching their contractual maturity dates.

September 30, 2023 | 10-Q 45

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Operating expenses are our second largest expense and thus also drive our operating results. Our general operating expenses for the three and nine months ended September 30, 2023 increased compared to the prior year periods. The increase was primarily driven by costs related to strategic growth initiatives and costs related to moving our international business from Bermuda to Puerto Rico. The transfer of the international business was completed on August 31, 2023.

FINANCIAL HIGHLIGHTS
Our net income was $2.7 million and $13.7 million for the three and nine months ended September 30, 2023, respectively, compared to net income of $3.4 million and $12.3 million in the prior year periods, respectively. The increase in net income for the nine months ended September 30, 2023 is primarily driven by the improvements in the fair value of our limited partnership investments, which are recorded as investment related gains (losses) in our financial statements, as well as higher net investment income in the current year period. These improvements were partially offset by lower renewal year premiums in our life insurance business, lower property insurance premiums due to ceasing this line of business on June 30, 2023, higher general operating expenses and higher insurance benefits paid or provided, which as explained above is primarily due to higher surrenders and matured endowments.
Net revenue in the three months ended September 30, 2023 improved as compared to the three months ended September 30, 2022 for the same reasons as described above, however, net income in the period was negatively impacted by $1.2 million lower property insurance premiums due to no sales in the quarter versus the prior year quarter. Both current-year periods were negatively impacted by higher policyholder remeasurement losses primarily due to unfavorable surrender experience in the Life Insurance segment.

Our basic net income per share of Class A common stock was $0.06 and $0.28 for the three and nine months ended September 30, 2023, respectively, compared to $0.07 and $0.25 in prior year periods.

Financial Condition at September 30, 2023

•Total assets of $1.6 billion
•Total investments of $1.3 billion; fixed maturity securities comprised 87% of total investments
•$4.8 billion of direct insurance in force

September 30, 2023 | 10-Q 46

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

•No debt
•Fully diluted income per share of Class A common stock of $0.27
•Book value per share of Class A common stock of $3.08.

From time-to-time, certain events may affect our business in ways that cause current or future results to differ from past results. In addition to factors described in Part II, Item 1A, "Risk Factors", the following events may impact our results of operations or financial condition:

INFLATION

The impact of inflation, which has led to market volatility starting in early 2022, has affected the fair value of our equity securities, leading to investment related losses in 2022 and the three and nine months ended September 30, 2023. Investment related gains and losses can cause significant fluctuations from period to period and are not indicative of our operating results. We believe that investment related gains and losses, whether realized from dispositions or unrealized from changes in market prices of equity securities, have no bearing in understanding our reported results or in evaluating the economic performance of our business. These gains and losses have caused, and we believe will continue to cause, significant volatility in our periodic earnings.

We could experience higher surrenders and lapses and fewer sales as our policyholders conserve cash due to concerns over inflation and rising costs, particularly in our Home Service Insurance segment, whose customer base is primarily middle- and lower-income individuals.

RISING INTEREST RATES

Interest rates began to rise significantly in 2022 after being ultra-low for almost a decade, and have continued to rise in 2023. Higher interest rates typically reduce the market values of fixed income assets, as the interest payments on existing fixed income assets become less competitive relative to newer higher rate fixed income instruments. Because of this, we reported pre-tax net unrealized losses of $238.0 million on our available-for-sale securities at September 30, 2023. This compares to pre-tax net unrealized losses of $201.7 million at December 31, 2022, with the year-over-year change primarily driven by market interest rates. However, because we strive to match our asset duration to our liability duration, as a life insurer, the vast majority of our total investments are invested in longer-term fixed maturity securities and we expect the market values to recover prior to the maturity dates of most of these investments.

Another impact rising interest rates may have on our business is that policyholders may surrender their policies in order to utilize the cash values to seek higher crediting rates through other types of investments.

CEASING OPERATIONS OF OUR PROPERTY INSURANCE BUSINESS

The Company made a strategic decision to exit the property insurance business on June 30, 2023. This business focused on selling limited liability property insurance policies in Louisiana and Arkansas. This decision has negatively impacted our current year premium revenues and financial results. We are contractually obligated to pay the majority of the remaining premiums for our catastrophic reinsurance through the end of 2023. Because we ceased operations at the end of the second quarter, the property insurance premium amounts reflected in our income statements for the nine months ended September 30, 2023 reflect the remaining amount due of $0.7 million under the reinsurance contract for 2023. Additionally, we did not collect premiums in the third quarter of 2023, as we did in the third quarter of 2022. Accordingly, property premium revenue is less for the three and nine months ended September 30, 2023 compared to the prior year periods.

The property insurance business operates through SPFIC and represented less than 1% of the Company’s total consolidated assets as of September 30, 2023 and less than 1% of the Company's total consolidated revenues for the nine months ended September 30, 2023. The cessation of this business is not reported as a discontinued

September 30, 2023 | 10-Q 47

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

Nine Months Ended September 30,		2023		2022
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Ordinary Life Policies:
Life Insurance	$277,867,815	3,481	$79,824	$253,040,853	3,022	$83,733
Home Service Insurance	226,307,076	17,501	12,931	205,218,816	21,045	9,751
Total	$504,174,891	20,982		$458,259,669	24,067

As we previously disclosed, our strategic initiatives include the introduction of new products tailored to our specific markets. These new products helped drive the 10% increase in total insurance issued in the nine months ended September 30, 2023, from $458.3 million in the first nine months of 2022 to $504.2 million in 2023. Both of our segments experienced an increase in insurance issued with a higher number of policies issued in our Life Insurance segment and higher policy face amounts issued in our Home Service Insurance segment.

The growth in our Life Insurance segment is attributable to strong sales from the international whole life product introduced in 2022, which accounted for 68% of total insurance issued in this segment for the nine months ended September 30, 2023. The Life Insurance segment also benefited from our new white label partnerships and final expense products introduced domestically, which accounted for over 18% of the number of policies issued.

September 30, 2023 | 10-Q 48

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

CONSOLIDATED RESULTS OF OPERATIONS

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

REVENUES

Our revenues are generated primarily by insurance renewal premiums and investment income from invested assets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022

Revenues:
Premiums:
Life insurance	$41,794	42,423	118,020	120,930
Accident and health insurance	296	299	1,201	865
Property insurance	(64)	1,153	780	3,668
Net investment income	17,372	16,604	51,687	47,983
Investment related gains (losses), net	(892)	(4,991)	(477)	(10,589)
Other income	884	688	2,620	2,410
Total revenues	$59,390	56,176	173,831	165,267

Premium Income.  Despite higher first year premium revenues in both segments, life insurance premium revenues decreased in the three and nine months ended September 30, 2023 compared to the same periods in 2022 due to lower renewal premiums. Accident and health insurance premiums increased for the nine months ended September 30, 2023 due to sales of our new critical illness products that were launched in late 2022. Property insurance premiums were negatively impacted for the three and nine months ended September 30, 2023 compared to the same periods in 2022 as we stopped accepting renewal premiums at the end of May and ceased our operations on June 30, 2023.

September 30, 2023 | 10-Q 49

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Net Investment Income. A summary of our net investment income and annualized net investment income performance are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except for %)	2023	2022	2023	2022

Gross investment income:
Fixed maturity securities	$15,005	14,994	44,956	43,136
Equity securities	127	158	451	453
Policy loans	1,478	1,535	4,531	4,641
Long-term investments	1,249	505	3,261	1,604
Other investment income	166	87	430	139
Total investment income	18,025	17,279	53,629	49,973
Investment expenses	(653)	(675)	(1,942)	(1,990)
Net investment income	$17,372	16,604	51,687	47,983

Net investment income, annualized			$68,916	63,977
Average invested assets, at amortized cost			$1,520,389	1,482,651
Annualized yield on average invested assets			4.53%	4.30%

Due to insurance regulations, fixed maturity securities constitute the vast majority, or 87%, of our investment portfolio based on fair value and thus provide the vast majority of our investment income. Our total investment income increased by 4% and 7% for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, primarily due to a higher average portfolio yield on our fixed maturity securities in the current period. Long-term investment income increased as our private equity investment asset base grew. Our yield increased 23 basis points to 4.53% in the nine months of 2023 compared to the prior year period due to investing in the rising interest rate environment.

Investment Related Gains (Losses), Net.  We recorded investment related losses during the three and nine months ended September 30, 2023 of $0.9 million and $0.5 million compared to losses of $5.0 million and $10.6 million during the same prior year periods. As described above, the gains and losses are primarily related to the fair value change of our limited partnership and equity securities investments, mostly in our Life Insurance segment, due to the volatility in equity markets over the past year. We did not sell these investments; however, the changes in fair values of our equity securities are reflected as investment related gains or losses in our income statement, in addition to executed transactions that result in a gain or loss.

Other Income. Other income consists primarily of supplemental contracts issued to policyholders in our Life Insurance segment upon the surrender or maturity of their original policies.

September 30, 2023 | 10-Q 50

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

BENEFITS AND EXPENSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$37,723	30,729	100,798	86,260
Increase (decrease) in future policy benefit reserves	(3,880)	653	(5,802)	4,497
Policyholder liability remeasurement (gain) loss	1,024	396	2,860	1,731
Policyholders' dividends	1,414	1,389	3,783	4,257
Total insurance benefits paid or provided	36,281	33,167	101,639	96,745
Commissions	9,444	9,210	27,340	25,807
Other general expenses	11,949	11,559	35,477	32,989
Capitalization of deferred policy acquisition costs	(7,132)	(6,372)	(20,034)	(17,337)
Amortization of deferred policy acquisition costs	4,056	3,624	11,544	10,651
Amortization of cost of insurance acquired	151	166	465	446
Total benefits and expenses	$54,749	51,354	156,431	149,301

Payments of claims and surrenders benefits constitute the majority of our expenses. Total benefits and expenses increased in the three and nine months ended September 30, 2023 as compared to same periods in 2022 driven by higher surrenders and matured endowments.

Claims and Surrenders.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022

Claims and Surrenders:
Death claim benefits	$4,984	6,089	16,002	18,979
Surrender benefits	17,264	12,597	44,570	36,463
Endowment benefits	1,932	2,131	6,117	6,417
Matured endowment benefits	11,080	8,470	28,907	20,737
Property claims	129	326	837	631
A&H and other policy benefits	2,334	1,116	4,365	3,033
Total claims and surrenders	$37,723	30,729	100,798	86,260

Death claim benefits decreased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 due primarily to a lower volume of reported death claims.

Surrender benefits increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 due to surrenders related to international policies that are nearing maturity as well as policies that have passed their surrender charge period. While we have implemented retention initiatives over the past few years, we believe that the high interest rates are negatively affecting these efforts, as policyholders surrender their policies to re-invest the cash values in higher interest rate products.

September 30, 2023 | 10-Q 51

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Matured endowment benefits increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022. We anticipated this increase based upon the contractual maturity dates of the policies.

Explanation of other benefits and expenses

Increase (Decrease) in Future Policy Benefit Reserves.  Future policy benefit reserves reflect the liability established to provide for the payment of policy benefits that we expect to pay in the future and thus generally increase when we have a larger in force block of business due to higher sales and better persistency (i.e., more policies on which we expect to pay future benefits) and decrease when we have lower sales and persistency. In the three and nine months ended September 30, 2023, the change in future policy benefit reserves decreased compared to the same prior year periods despite increases in insurance issued and increases in our in force block of business due to the amount of reserves released in connection with the higher matured endowments and surrenders.

Policyholder Liability Remeasurement (Gain) Loss. Most of our products are long-duration contracts that provide a specified, fixed amount of insurance benefit in exchange for a fixed premium. When a policy is initially issued, we establish a "net premium ratio" ("NPR") using assumptions regarding expected premiums and policyholder benefit liabilities. On a quarterly basis, we review actual versus expected experience in such quarter, which is reported as a policyholder liability remeasurement gain (if better performance than assumptions) or loss (if lower performance than assumptions). Additionally, in the third quarter of each year, we update our cash flow assumptions to recalculate the NPR, with the impact on the liability for future policy benefits recognized as a policyholder liability remeasurement on a retrospective catch up basis.

Commissions. Commission expenses are a cost of acquiring business, as commissions are the primary compensation paid to our independent consultants and independent agents for selling our products. First year commission rates are higher than renewal commission rates and thus commissions fluctuate directly in relation to first year sales.

Other General Expenses. General expenses increased in the three and nine months ended September 30, 2023, compared to the same periods in 2022. The increase was primarily driven by costs related to strategic growth initiatives and costs related to moving our international business from Bermuda to Puerto Rico.

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

September 30, 2023 | 10-Q 52

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table sets forth income (loss) before federal income taxes by segment during the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Income (loss) before federal income tax expense:
Segments:
Life Insurance	$6,550	5,072	20,395	14,272
Home Service Insurance	(443)	950	1,514	5,030
Total segments	6,107	6,022	21,909	19,302
Other Non-Insurance Enterprises	(1,466)	(1,200)	(4,509)	(3,336)
Total income (loss) before federal income tax expense	$4,641	4,822	17,400	15,966

LIFE INSURANCE

Net income in our Life Insurance segment before federal income tax of $6.6 million and $20.4 million in the three and nine months ended September 30, 2023, respectively, increased from $5.1 million and $14.3 million in the prior year periods, respectively. Detailed results of operations describing the year-over-year net income increases in the Life Insurance segment for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Revenues:
Premiums	$31,148	31,696	86,128	88,461
Net investment income	13,661	12,806	40,470	37,124
Investment related gains (losses), net	(424)	(4,367)	(123)	(8,644)
Other income	884	682	2,619	2,403
Total revenues	45,269	40,817	129,094	119,344
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	32,419	24,742	83,826	67,768
Increase (decrease) in future policy benefit reserves	(5,587)	426	(9,270)	4,808
Policyholder liability remeasurement (gain) loss	840	(445)	2,541	549
Policyholders' dividends	1,405	1,382	3,761	4,241
Total insurance benefits paid or provided	29,077	26,105	80,858	77,366
Commissions	5,406	5,103	14,930	13,701
Other general expenses	6,036	6,016	17,141	17,065
Capitalization of deferred policy acquisition costs	(5,141)	(4,592)	(13,958)	(12,205)
Amortization of deferred policy acquisition costs	3,313	3,081	9,642	9,051
Amortization of cost of insurance acquired	28	32	86	94
Total benefits and expenses	38,719	35,745	108,699	105,072
Income (loss) before federal income tax	$6,550	5,072	20,395	14,272

September 30, 2023 | 10-Q 53

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The main drivers of the year-over-year increases in income before federal income tax in the 2023 periods are higher net investment income and lower investment related losses. These increases were partially offset by lower renewal premiums, higher surrenders benefits paid and higher policyholder liability remeasurement losses due to the higher levels of surrenders.

Life Insurance segment premium breakout is detailed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Premiums:
First year	$3,796	3,135	9,195	7,888
Renewal	27,352	28,561	76,933	80,573
Total premiums	$31,148	31,696	86,128	88,461

Premiums.  First year premiums increased 21% and 17% for three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, due to sales of new products and expanded domestic distribution. Our total premiums for three and nine months ended September 30, 2023 decreased 2% and 3%, respectively, compared to the same periods in 2022 as renewal premiums declined. We derive most of our premium revenue in the Life Insurance segment from renewal premiums, which decreased 4% and 5%, respectively, in the three and nine months ended September 30, 2023 as compared to the same periods in 2022. As described above, this decline is due to high surrenders and matured endowments over the last several years.

International Life Insurance Premiums. Life insurance premiums are generated largely from our international policyholders living in over 75 different countries across the globe. The majority of our international premiums are derived from whole life and endowment products. The following table sets forth our premiums collected from the top five countries of our international life insurance business for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Country:
Colombia	$6,077	5,869	18,415	17,765
Taiwan	3,814	3,862	12,706	12,540
Venezuela	3,804	4,388	11,208	12,343
Ecuador	3,479	3,286	9,882	9,380
Argentina	2,550	2,250	7,130	6,688
Other Non-U.S.	9,866	10,141	28,241	28,711
Total	$29,590	29,796	87,582	87,427

Domestic Life Insurance Premiums. Our domestic in-force life insurance business consists primarily of closed blocks of business from various insurance companies we have acquired over the years. As discussed, we have recently re-launched our domestic life insurance business through CICA Life Insurance Company of America by expanding our licenses to new states, developing new final expense and living benefit products, entering into new white label and other distribution agreements and obtaining a B+ A.M. Best rating. Because the majority of this business still consists of closed blocks of business, premiums in our domestic Life Insurance segment were lower in the three and nine months ended September 30, 2023 compared to the same prior year periods despite growth in our newly relaunched business.

September 30, 2023 | 10-Q 54

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Net Investment Income.  Our net investment income increased by 7% and 9% for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 due to our higher average portfolio yield. The majority of investment income is derived from fixed maturity securities; however, long-term investment income continued to increase as our limited partnership asset base grew.

Investment Related Gains (Losses), Net.  We recorded investment related losses of $0.4 million and $0.1 million during the three and nine months ended September 30, 2023, respectively, compared to investment related losses of $4.4 million and $8.6 million during the same prior year periods, respectively, resulting from the change in estimated fair market value for our limited partnership investments.

Claims and Surrenders. The following table sets forth our primary claims and surrender benefits paid within our Life Insurance segment for the three and nine months ended September 30, 2023 compared to the same periods in 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Claims and Surrenders:
Death claim benefits	$978	1,370	3,117	3,879
Surrender benefits	16,317	11,817	41,927	34,230
Endowment benefits	1,930	2,128	6,111	6,406
Matured endowment benefits	10,912	8,335	28,447	20,323
A&H and other policy benefits	2,282	1,092	4,224	2,930
Total claims and surrenders	$32,419	24,742	83,826	67,768

During the three and nine months ended September 30, 2023 and 2022, the majority of our claims and surrender benefits in our Life Insurance segment were related to payment of surrender benefits and matured endowment benefits. Many of our endowment policies are reaching their contractual maturity dates and thus matured endowment benefits are increasing. We expect this trend to continue over the next few years. Surrender benefits increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022, partially due to surrenders related to international policies that are nearing maturity as well as policies that have passed their surrender charge period. Death claims benefits decreased for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

Increase (Decrease) in Future Policy Benefit Reserves. The change in future policy benefit reserves decreased as a result of reserves released from higher matured endowment and surrender benefits, which was partially offset by increases in insurance issued and normal increases in our in force block of business policy benefit reserves for the three and nine months ended September 30, 2023 compared to the same periods in 2022.

September 30, 2023 | 10-Q 55

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

HOME SERVICE INSURANCE

Detailed results of operations for the Home Service Insurance segment for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Revenues:
Premiums	$10,878	12,179	33,873	37,002
Net investment income	3,459	3,527	10,379	10,054
Investment related gains (losses), net	(370)	(462)	(283)	(1,629)
Other income	—	—	1	1
Total revenues	13,967	15,244	43,970	45,428
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,304	5,987	16,972	18,492
Increase (decrease) in future policy benefit reserves	1,707	227	3,468	(311)
Policyholder liability remeasurement (gain) loss	184	841	319	1,182
Policyholders' dividends	9	7	22	16
Total insurance benefits paid or provided	7,204	7,062	20,781	19,379
Commissions	4,038	4,107	12,410	12,106
Other general expenses	4,293	4,228	13,060	12,093
Capitalization of deferred policy acquisition costs	(1,991)	(1,780)	(6,076)	(5,132)
Amortization of deferred policy acquisition costs	743	543	1,902	1,600
Amortization of cost of insurance acquired	123	134	379	352
Total benefits and expenses	14,410	14,294	42,456	40,398
Income (loss) before federal income tax	$(443)	950	1,514	5,030

In our Home Service Insurance segment, we reported loss before federal income tax of $0.4 million and income of $1.5 million in the three and nine months ended September 30, 2023, respectively, as compared to income of $1.0 million and $5.0 million in the prior year periods. In both the three and nine month periods ended September 30, 2023, the decreases were primarily driven by lower premiums due to the impact of ceasing our property insurance operations as of June 30, 2023 described above and higher future policy benefit reserves. In the current year nine-month period, the decrease was also driven by higher other general expenses due to higher employee health benefit costs, partially offset by the improvement in investment related losses due to the improvements in the fair value of our equity securities.

Premiums. Total premium revenue declined by 11% and 8% in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 due primarily to the impact of ceasing our property insurance operations as of June 30, 2023.  Our first year premiums increased 6% in the nine months ended September 30, 2023 compared to the same period in 2022.

September 30, 2023 | 10-Q 56

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Claims and Surrenders.  Payments of claims and surrender benefits, which are the largest portion of our expenses, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Claims and Surrenders:
Death claim benefits	$4,006	4,719	12,885	15,100
Surrender benefits	947	780	2,643	2,233
Endowment benefits	2	3	6	11
Matured endowment benefits	168	135	460	414
Property claims	129	326	837	631
A&H and other policy benefits	52	24	141	103
Total claims and surrenders	$5,304	5,987	16,972	18,492

The majority of claims and surrender benefits in our Home Service Insurance segment are death claim benefits. Death claim benefits decreased 15% in the three and nine months ended September 30, 2023 compared to the same three and nine months in 2022 due primarily to a lower volume of reported claims. Mortality experience is closely monitored by the Company as a key performance indicator and fluctuates from quarter-to-quarter based on reported claims.

Other General Expenses. General expenses increased in the nine months ended September 30, 2023 compared to the same periods in 2022, primarily due to higher employee health benefit costs.

OTHER NON-INSURANCE ENTERPRISES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Income (loss) before federal income tax	$(1,466)	(1,200)	(4,509)	(3,336)

This operating unit represents the administrative support functions for the insurance operations. Its revenues are primarily intercompany and have been eliminated in consolidation under U.S. GAAP, which typically results in a loss. Revenue in this operating unit consists primarily of net investment income and investment related gains or losses, while expenses consist of other general expenses related to corporate functions.

INVESTMENTS

Our investments are an integral part of our business success. Our cash and invested assets at September 30, 2023 were $1.3 billion, of which 86% was invested in fixed maturity securities, all of which are classified as available-for-sale. We closely monitor the duration of our fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy our insurance obligations.

September 30, 2023 | 10-Q 57

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table sets forth the carrying value of our investments by investment category and cash, cash equivalents and the percentage of each to total cash and invested assets.

Carrying Value	September 30, 2023		December 31, 2022
(In thousands, except for %)	Amount	%	Amount	%
Cash, Cash Equivalents and Invested Assets
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$9,357	0.7%	$13,278	1.0%
Corporate	710,741	53.3	715,645	52.5
States and political subdivisions (1)	283,956	21.3	307,358	22.5
Mortgage-backed (2)	92,686	6.9	99,995	7.3
Asset-backed	54,613	4.1	43,242	3.2
Foreign governments	—	—	101	—
Total fixed maturity securities	1,151,353	86.3	1,179,619	86.5
Short-term investments	—	—	1,241	0.1
Cash and cash equivalents	16,785	1.3	22,973	1.7
Other investments:
Policy loans	75,750	5.7	78,773	5.8
Equity securities	10,555	0.8	11,590	0.8
Other long-term investments	79,798	5.9	69,558	5.1
Total cash, cash equivalents and invested assets	$1,334,241	100.0%	$1,363,754	100.0%
(1) Includes $117.6 million and $133.2 million of securities guaranteed by third parties at September 30, 2023 and December 31, 2022, respectively.
(2) Includes $91.6 million and $98.8 million of U.S. Government-sponsored enterprises at September 30, 2023 and December 31, 2022, respectively.

The carrying value of the Company’s fixed maturity securities investment portfolio at September 30, 2023 was $1.15 billion compared to $1.18 billion at December 31, 2022. The distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2023 did not materially change from December 31, 2022 – the weighted average was “A” at both dates.

Cash and cash equivalents decreased as of September 30, 2023 from December 31, 2022 and fluctuates from period-to-period primarily due to the timing of operating and investing activities.

Other long-term investments increased by $10.2 million as of September 30, 2023 from December 31, 2022 due to additional funding of our limited partnership investments.

Obligations of States and Political Subdivisions

The Company’s fixed maturity securities investment portfolio at September 30, 2023 and December 31, 2022 included $284.0 million and $307.4 million, respectively, of securities that are obligations of states and political subdivisions, including municipalities (collectively referred to as the municipal bond portfolio).

September 30, 2023 | 10-Q 58

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The Company's municipal bond portfolio includes third-party guarantees.  Detailed below is a presentation by the Nationally Recognized Statistical Rating Organization ("NRSRO") rating of these holdings by funding type as of September 30, 2023.

	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
State and political subdivision fixed maturity securities including third-party guarantees
AAA	$13,900	13,930	6,307	6,894	—	—	20,207	20,824	6.4%
AA	43,135	43,935	108,386	131,470	10,224	11,082	161,745	186,487	57.3
A	3,933	4,461	81,242	94,588	4,327	4,399	89,502	103,448	31.8
BBB	604	654	7,575	9,192	1,328	1,450	9,507	11,296	3.5
BB and other	2,911	3,174	84	85	—	—	2,995	3,259	1.0
Total	$64,483	66,154	203,594	242,229	15,879	16,931	283,956	325,314	100.0%

State and political subdivision fixed maturity securities excluding third-party guarantees
AA	$32,122	32,538	37,457	43,391	6,431	6,496	76,010	82,425	25.3%
A	17,806	18,702	88,677	103,216	5,650	6,130	112,133	128,048	39.4
BBB	1,382	1,415	20,563	24,254	1,469	1,855	23,414	27,524	8.5
BB and other	13,173	13,499	56,897	71,368	2,329	2,450	72,399	87,317	26.8
Total	$64,483	66,154	203,594	242,229	15,879	16,931	283,956	325,314	100.0%

The table below shows the categories in which the Company held investments in special revenue bonds that were greater than 10% of fair value based upon the Company's total municipal bond portfolio at September 30, 2023.

(In thousands, except for %)	Fair Value	Amortized Cost	% of Total Fair Value

Education	$47,346	55,750	16.7%
Utilities	42,086	48,115	14.8
Transportation	35,198	44,503	12.4

The Company's municipal bond portfolio is spread across many states, however, municipal bonds from Texas and California comprise the most significant concentration of the total municipal bond portfolio as of September 30, 2023. The Company holds 22% and 14% of its municipal bond portfolio in Texas and California issuers, respectively, as of September 30, 2023. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal bond portfolio as of September 30, 2023.

September 30, 2023 | 10-Q 59

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The table below represents the Company's detailed exposure to municipal bonds in Texas at September 30, 2023.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas state and political subdivision fixed maturity securities including third-party guarantees
AAA	$13,405	13,425	2,466	2,639	—	—	15,871	16,064
AA	16,430	16,405	13,144	15,820	—	—	29,574	32,225
A	—	—	16,059	21,896	—	—	16,059	21,896
Total	$29,835	29,830	31,669	40,355	—	—	61,504	70,185
Texas state and political subdivision fixed maturity securities excluding third-party guarantees
AA	$25,016	24,980	4,827	5,625	—	—	29,843	30,605
A	4,819	4,850	15,310	18,093	—	—	20,129	22,943
BBB	—	—	3,037	3,417	—	—	3,037	3,417
BB and other	—	—	8,495	13,220	—	—	8,495	13,220
Total	$29,835	29,830	31,669	40,355	—	—	61,504	70,185

The table below represents the Company's detailed exposure to municipal bonds in California at September 30, 2023.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
California state and political subdivision fixed maturity securities including third-party guarantees
AA	$1,880	2,049	27,278	35,293	2,323	2,732	31,481	40,074
A	1,179	1,650	6,625	7,666	—	—	7,804	9,316
BBB	—	—	570	570	—	—	570	570
Total	$3,059	3,699	34,473	43,529	2,323	2,732	39,855	49,960
California state and political subdivision fixed maturity securities excluding third-party guarantees
AA	$419	445	4,214	5,258	—	—	4,633	5,703
A	2,640	3,254	14,016	17,706	2,323	2,732	18,979	23,692
BBB	—	—	3,143	3,523	—	—	3,143	3,523
BB and other	—	—	13,100	17,042	—	—	13,100	17,042
Total	$3,059	3,699	34,473	43,529	2,323	2,732	39,855	49,960

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

The Company did not record any credit valuation allowances on fixed maturity securities in either of the three and nine months ended September 30, 2023 or 2022.

Information on both unrealized and realized gains and losses by category is set forth in Part I, Item 1, Note 3. Investments of the notes to our consolidated financial statements herein.

September 30, 2023 | 10-Q 60

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

Below are our primary capital resources (based on carrying value of each) as of the periods indicated.

(In thousands)	September 30, 2023	December 31, 2022
Fixed maturity securities	$1,151,353	1,179,619
Cash and cash equivalents	16,785	22,973

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations. In the nine months ended September 30, 2023, our operations generated $15.4 million of net cash. We manage our insurance operations as described herein in order to ensure that we have stable and reliable sources of cash flow to meet our obligations. We currently anticipate meeting our short-term and long-term cash needs with cash generated by our insurance operations and from our invested assets. From time-to-time, we may raise capital by selling shares in our SIP (as defined below) and we may also access our Credit Facility if needed (also as described below).

PARENT COMPANY LIQUIDITY AND CAPITAL RESOURCES

Citizens is a holding company and has minimal operations of its own.  Our assets consist of the capital stock of our subsidiaries, cash and investments.  Our liquidity requirements are met primarily from two sources: cash generated from our operating subsidiaries and our invested assets. Our ability to obtain cash from our insurance subsidiaries depends primarily upon the availability of statutorily permissible payments, including payments Citizens receives from service agreements with our insurance subsidiaries and dividends from the subsidiaries. The ability to make payments to the holding company is limited by applicable laws of the U.S. states of domicile and by the Puerto Rico Office of Commissioner of Insurance, which all subject insurance operations to significant regulatory restrictions. These laws and regulations require, among other things, that our insurance subsidiaries maintain minimum solvency or premium to surplus ratio requirements, which limit the amount of dividends that can be paid to the holding company. The regulations also require approval of our service agreements with the applicable regulatory authority in order to prevent insurance subsidiaries from moving large amounts of cash to the unregulated holding company.

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

In 2021, we entered into a Credit Facility with Regions Bank. See Part I, Item 1, Note 7. Commitments and Contingencies in the notes to our consolidated financial statements, herein, for a description of the Credit Facility. The Credit Facility provides additional liquidity to the Company for short-term and longer-term needs. As of September 30, 2023, we have not borrowed any money under the Credit Facility and have no immediate plans to do so.

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium revenues, investment income and investment maturities or sales. Primary cash needs relate to payments of policyholder benefits, investment purchases and operating expenses.  Historically, cash flow from our operations has been sufficient to meet our cash needs. We have not had to liquidate a material amount of investments to pay our expenses. We believe that we have adequate capital resources to support the liquidity requirements of our insurance operations if the cash flow from our insurance operations is insufficient to meet our cash needs. See Contractual Obligations and Off-balance Sheet Arrangements in our Form 10-K and below for a discussion of known and estimated cash needs. Cash flow

September 30, 2023 | 10-Q 61

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

projections and cash flow tests under various market interest rate scenarios are performed annually to assist in evaluating liquidity needs and adequacy.

Cash from Operating Activities. Cash provided by or used in operating activities is an important liquidity metric because it reflects, during a given period, the amount of cash generated that is available to pay our operating expenses, invest in our business or make strategic acquisitions. In the nine months ended September 30, 2023, our operations provided $15.4 million in net cash.

Cash from Investing Activities. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities and to a lesser extent limited partnerships or other alternative investments. Net cash outflows from investing activities totaled $18.5 million for the nine months ended September 30, 2023. The investing activities fluctuate from period to period due to timing of security activities such as calls and maturities and reinvestment of those funds. We purchased $50.1 million in fixed maturity securities and we also used $13.3 million to purchase other long-term investments. 86% of our total cash, cash equivalents and investments consist of marketable fixed maturity securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

Trends, Demands and Restrictions on our Uses of Cash

Because claims and surrenders are our largest expense, a primary liquidity concern is the risk of either (i) an extraordinary level of early policyholder surrenders, or (ii) higher than expected mortality experience. Our death benefit payments have declined in the nine months ended September 30, 2023 and we believe mortality has normalized to pre-pandemic levels. However, as previously discussed, surrender benefits have been higher than usual the last several years and have continued to increase in the first nine months of 2023 despite our retention initiatives. In order to mitigate the risk of early policyholder surrenders, we include provisions in our insurance policies, such as surrender charges, that help limit and discourage early withdrawal, but as many of our policies have reached the age where surrender charges have expired or significantly decreased, we are experiencing higher levels of surrenders. Additionally, we believe that surrenders are increasing due to other reasons, including the loss of one of our biggest distributors in Venezuela, increasing interest rates which may encourage policyholders to seek higher rates of returns in different investment products, post-pandemic beliefs that life insurance may not be as important as it was during the pandemic, and inflationary pressures, which may cause policyholders to want the cash values of their policies due to decreased purchasing power elsewhere. To the extent that early surrenders are higher than expected, our liquidity could be negatively impacted due to benefit payments as well as lower renewal premiums. We continue to monitor surrenders and early withdrawals, as well as mortality experience.

Our endowment products have contractual maturity dates and provide the policyholder with alternatives once the policy matures - they can choose to take a lump sum payout or leave the money on deposit at interest with the Company. Approximately 18% of the endowments in force, totaling approximately 6% of our in force business as of September 30, 2023, will mature in the next five years. Policyholder election behavior is unknown, but if too many policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell its investments at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the market rate we are earning on our investments. We currently anticipate that our available operating cash flow and capital resources will be adequate to meet our needs for funds, but we are closely monitoring our policyholder behavior patterns.

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

September 30, 2023 | 10-Q 62

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves.  Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a parental guarantee between Citizens and CICA, Citizens' wholly-owned subsidiary domiciled in Colorado, to maintain a RBC level above 350%. At September 30, 2023, our domestic insurance subsidiaries were above the required minimum RBC levels.

CICA PR is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards, but rather requires that an insurer submit a business plan for approval to the OIC that includes proposed minimum capital and surplus. CICA PR is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. CICA PR began issuing new business as of January 1, 2023 and received the transfer of all of CICA International's in force insurance business as of August 31, 2023. On that date, Citizens entered into a Keep Well Agreement with CICA PR to replace the Keep Well Agreement that had been in place between Citizens and CICA International (Bermuda). The Keep Well Agreement requires Citizens to contribute up to $10 million in capital to CICA PR as necessary to ensure that CICA PR maintains at least either (i) 112% of its required ratio of premiums to capital and surplus, or (ii) 200% of the minimum capital and surplus requirement, whichever is higher. The initial term of the Keep Well Agreement is 12 months. Since CICA PR's capital exceeds both of the metrics, Citizens is not required to make a capital contribution. Any capital that Citizens is required to contribute could negatively impact the Company's capital resources and liquidity.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2023, we have no additional contractual obligations or off-balance sheet arrangements other than those described in Part I. Item 1, Note 7. Commitments and Contingencies in the notes to our consolidated financial statements herein and in Part II, Item 7, Contractual Obligations and Off-Balance Sheet Arrangements in our Form 10-K.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

Inherent in the capitalization and amortization of DAC are certain management judgements about what acquisition costs are deferred. Approximately 93% of our capitalized DAC are attributed to first year and renewal excess commissions. The remaining 7% are attributed to other costs that vary with and are directly related to the

September 30, 2023 | 10-Q 63

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

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests are based initially on an estimate of the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years using best estimate assumptions related to interest rates, mortality and lapses.  Management believes that our COIA is recoverable for the three and nine months ended September 30, 2023.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

POLICY LIABILITIES

As premium revenue is recognized, a liability for future policy benefits is accrued. The liability for a future policy benefit is the present value of estimated future policy benefits to be paid to or on behalf of policyholders less the present value of estimated future net premiums to be collected from policyholders. The liability is estimated using current assumptions that include investment yields, discount rate, mortality and lapses and withdrawals. These current assumptions are based on judgements that consider the Company’s historical experience, industry data, and other factors. Annually, the Company completes experience studies to evaluate mortality and lapses. The results of these studies are used to update current year best estimate assumptions used in establishing benefit liabilities and DAC.

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

September 30, 2023 | 10-Q 64

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2023.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and reported to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended September 30, 2023, there were no changes in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

September 30, 2023 | 10-Q 65

CITIZENS, INC.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Part I, Item 3. Legal Proceedings of our Form 10-K includes a discussion of our legal proceedings. There have been no material developments in the three months ended September 30, 2023 from the legal proceedings described in our Form 10-K except that the trial in the Trade Secret Lawsuit (as defined and described in Part I, Item 3. Legal Proceedings of our Form 10-K), which was delayed in October 2022 due to the death of one of the defendants, has been rescheduled for February 2024.

Item 1A. RISK FACTORS

Part I, Item 1A. Risk Factors of our Form 10-K includes a discussion of our risk factors. There have been no material changes in the three months ended September 30, 2023 from the risk factors included in our Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the three months ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Citizens, Inc. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.” Additionally, Citizens did not adopt or terminate any Rule 10b5-1 trading arrangement during the three months ended September 30, 2023.

September 30, 2023 | 10-Q 66

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
10.1†*
Form of Executive Change in Leadership Agreement entered into on November 3, 2023, by and between the Company and each of the following Named Executive Officers: Jeffery P. Conklin, Sheryl Kinlaw, Robert M. Mauldin III and Harvey J.L. Waite†*

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

September 30, 2023 | 10-Q 67

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Gerald W. Shields
Gerald W. Shields
Chief Executive Officer & President

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin
Vice President, Chief Financial Officer, Chief Investment Officer & Treasurer

Date:	November 6, 2023

September 30, 2023 | 10-Q 68