Form 10-K
period 2023-12-31
CITIZENS, INC.
filed 2024-03-14
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☒ No
As of June 30, 2023, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $115,859,350.
As of March 6, 2024, the Registrant had 49,572,398 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report incorporates by reference certain portions of the definitive proxy materials to be delivered to stockholders in connection with the 2024 Annual Meeting of Shareholders (the "2024 Proxy Statement"). The 2024 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CITIZENS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our expected capital needs, and our objectives for future operations, are forward-looking statements. Forward-looking statements may be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, Risk Factors in this Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

December 31, 2023 | 10-K 1

CITIZENS, INC.

PART I

Item 1.   BUSINESS

OVERVIEW

Citizens, Inc. ("Citizens" or the "Company") is an insurance holding company incorporated in Colorado serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our domestic insurance subsidiaries, we are licensed to provide insurance benefits to residents in 39 U.S. states and through our international subsidiaries, we provide insurance benefits to residents in over 75 different countries. We pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages. We had approximately $1.7 billion of assets and approximately $4.9 billion of direct insurance in force at December 31, 2023.

We operate in two business segments:

•Life Insurance - Internationally, we sell U.S. dollar-denominated ordinary whole life insurance, endowment and critical illness policies to non-U.S. residents, located principally in Latin America and the Pacific Rim. Domestically, we sell whole life insurance, life insurance with living benefits, critical illness, credit life and disability products throughout the U.S.

•Home Service Insurance - We sell final expense life insurance policies to middle- and lower-income households, as well as whole life products with higher allowable face values, in Louisiana, Mississippi and Arkansas.

Our Principal Brands

LIFE INSURANCE SEGMENT

Internationally, we conduct our Life Insurance segment business through CICA Life, A.I., a Puerto Rico company ("CICA International").
Domestically, we conduct our Life Insurance segment business through CICA Life Insurance Company of America ("CICA Domestic").

HOME SERVICE INSURANCE SEGMENT

We conduct our Home Service Insurance segment through Security Plan Life Insurance Company ("SPLIC") and Magnolia Guaranty Life Insurance Company ("Magnolia").

As an insurance provider, we collect premiums on an ongoing basis from our policyholders and invest the majority of the premiums to pay future benefits, including claims, surrenders and policyholder dividends. Accordingly, the Company derives its revenues principally from: (1) life insurance premiums earned for insurance coverages provided to insureds in our two operating segments; and (2) net investment income. In addition to paying and reserving for insurance benefits that we pay to our policyholders, our expenses consist primarily of the costs of selling our insurance products (e.g., commissions, underwriting, marketing expenses), operating expenses and income taxes.

Because collection of premiums is the primary source of our revenues, our overall financial performance depends primarily upon the development and distribution of our products. A key to product development is the pricing of our insurance products and the accuracy of our pricing assumptions. We seek to price our insurance policies such that insurance premiums and future net investment income earned on premiums received will cover the ultimate cost of paying claims on our policies, our expenses and will also yield a profit margin. Pricing adequacy depends on a number of factors, including the ability to project future losses based on historical loss experience adjusted for

December 31, 2023 | 10-K 2

CITIZENS, INC.

known trends, proper evaluation of underwriting risks, the Company’s response to competitors, commission payments for selling our products, expectations about interest rates and regulatory or legal developments, and expense levels.

In addition to insurance premiums, the investment return, or yield, on invested assets is an important element of the Company’s earnings since life insurance products are priced with the assumption that premiums received can be invested for a period of time before benefits are paid. Pursuant to regulatory guidelines, most of the Company’s invested assets are held in available-for-sale ("AFS") fixed maturity securities, primarily in asset classes of corporate bonds, municipal bonds, and government obligation bonds. The interest rate environment has a significant impact on the determination of insurance contract liabilities, our investment rates and yields, and our asset/liability management. The profitability of our "spread-based" product features depends largely on the Company’s ability to earn higher returns on invested assets than the interest we credit to policyholders.

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

STRATEGIC INITIATIVES

Historically, our insurance companies have only issued a few products and had limited distribution channels. Since the change-in-control described above, our growth strategy shifted to focusing on first year sales growth through introduction of new products and new distribution channels, retaining renewal premiums through policy retention efforts, focused execution, and financial and expense discipline. We believe these factors will lead to growth and profitability.

We believe that our roadmap execution process is key to achieving our strategic goals as it helps us focus on three specific sales levers in each market - products, promotions and processes. Specifically, we implemented a five-quarter roadmap that lays out the following:

•Products. We have a robust product development process that focuses on our customer needs by developing new products tailored to our specific markets, working with partners to develop products tailored to their markets, and enhancing existing products. New products help our sales force, as they can sell additional products to existing customers and offer a broader portfolio of products to entice prospective customers. A broader product portfolio also helps attract new distributors. Our management team meets on a monthly basis to ensure we are bringing the right products to market at the right time.

•Promotions. We are focused on implementing sales promotions and campaigns in order to align our sales consultant compensation opportunities with our premium revenue goals and our growth and retention initiatives.

•Processes. We are implementing process improvements and new technologies in order to get products to our customers faster and improve the experience for both our policyholders and our agents. We also implemented new processes and technologies to help our employees work more effectively and efficiently.

December 31, 2023 | 10-K 3

CITIZENS, INC.

Status of New and Enhanced Products; Trends in Market Demand

As mentioned above, offering new and enhanced products are key to achieving our strategic goals. In 2023 we:

•Introduced 3 new products in both English and Spanish under our CICA Domestic brand, leading to first year premium revenue growth of 13% in our Life Insurance segment.

•Obtained an A.M. Best rating for the first time ever in July 2023.
◦CICA Domestic is rated as a B++ with a "Very Strong" balance sheet. We believe this will help us expand our distribution networks and the appeal of our products to consumers.

•Completed the move of our international business from Bermuda to Puerto Rico, which we believe will drive greater demand for our international products.

As we seek to optimize value for the Company's shareholders, customers and distributors, we believe our efforts to develop and enhance our products, incentivize our sales force and make process and technology improvements will continue to put the Company on a stronger financial footing and drive sustainable growth.

LIFE INSURANCE SEGMENT

Until December 31, 2022, our Life Insurance segment primarily operated through CICA Life Ltd. ("CICA Bermuda"), a Bermuda company. Upon surveying the market demands and needs of our policyholders, in 2022 we formed a new subsidiary in Puerto Rico, CICA Life, A.I. ("CICA International"). CICA International received a license in September 2022 to issue business as a Puerto Rico international insurer for the Company’s international portion of its Life Insurance segment. Beginning January 1, 2023, all new international policies are issued by CICA International (CICA Life, A.I.) and on August 31, 2023, CICA Bermuda transferred all of its insurance in force business to CICA International and we voluntarily surrendered our insurance license in Bermuda. Because CICA International provides our non-U.S. policyholders the ability to purchase policies in a U.S. territory and in a jurisdiction where the primary language spoken is Spanish, which is the primary language of the majority of our international policyholders, we believe this change will drive sales and improve policy retention, leading to revenue growth.

INTERNATIONAL LIFE INSURANCE

Sales and Distribution

We focus our international sales to residents in Latin America and the Pacific Rim. As of December 31, 2023, we had insurance policies in force in over 75 foreign countries and receive the majority of our premiums from Colombia, Taiwan, Venezuela, Ecuador and Argentina. International direct premiums comprised approximately 97% of total direct premiums in the Life Insurance segment and 70% of our total consolidated direct premiums in 2023.

December 31, 2023 | 10-K 4

CITIZENS, INC.

We believe positive attributes of our international insurance business typically include:

•larger face amount policies issued compared to our U.S. operations, which results in low underwriting and administrative costs per dollar of coverage;
•high persistency and low mortality charges due to our customer demographics; and
•premiums paid annually at the beginning of each policy year rather than monthly or quarterly, which reduces our administrative expenses, accelerates cash flow and results in lower policy lapse rates than premium payment options with more frequently scheduled payments.

We sell our products internationally through independent marketing agencies and consultants who specialize in life insurance products. We enter into contracts with the independent marketing agencies pursuant to which they recruit, train and supervise their managers and associates in the sales and service of our products. These agencies receive commissions for products they sell and service, as well as commission overrides on the business that their agents produce and, in return for the override, they guarantee any debt their agents owe to us. Their agents also contract directly with us as independent consultants and receive commission compensation directly from us. This allows us to develop a relationship with their associates so if an agency contract is terminated for any reason, we may seek to continue the existing independent consultant marketing arrangements with the associates of such agency. Our agreements typically provide that the agencies and their agents are independent consultants responsible for their own operational expenses and are the representative of the prospective insured. Our contracts require the independent marketing agencies and consultants to understand and comply with all laws applicable to sales of our products in their country.

Products

CICA International issues primarily ordinary whole life insurance and endowment products in U.S. dollar-denominated amounts to non-U.S. residents.  The whole life insurance products are designed to provide a fixed amount of insurance coverage over the life of the insured and can include rider benefits to provide additional coverage and annuity benefits to enhance accumulations.  Our endowment contracts are principally accumulation contracts that incorporate an element of life insurance protection. These products have premium rates that are competitive with most foreign local companies and have been structured to provide the policyowners with:

•U.S. dollar-denominated cash values that accumulate, beginning in the first policy year, throughout a policyholder’s lifetime;
•protection against devaluation of the policyowners' local currency and local hyper-inflation;
•capital investment in a more secure economic environment (i.e., the U.S.); and
•lifetime income guarantees for an insured or for surviving beneficiaries.

Our international products have both living and death benefit features. Most policies contain guaranteed cash values and are participating (i.e., provide for cash dividends as apportioned by CICA International's board of directors).  Once a policyowner pays the annual premium and the policy is issued, the owner becomes entitled to policy cash dividends and may elect to receive annual premium benefits.  The policyowner has several options with regards to the policy dividends and annual premium benefits, which include, among other things, electing to receive cash, crediting such amounts towards the payment of premiums on the policy, leaving such amounts on deposit with the Company to accumulate at a defined interest rate or assigning them to a third-party. Under the "assigned to a third-party" provision, the Company has historically allowed policyowners, after receiving a copy of the Citizens, Inc. Stock Investment Plan (the "SIP") prospectus and acknowledging their understanding of the risks of investing in Citizens' Class A common stock, the right to assign policy values outside of the policy to the SIP, which is administered in the United States by Computershare Trust Company, N.A., our third-party plan administrator and an affiliate of Computershare, Inc., our transfer agent. The SIP is a direct stock purchase plan available to policyowners, shareholders, our employees and directors, independent consultants, and other potential investors through the Computershare website. The Company has registered the shares of Class A common stock issuable to participants under the SIP on a registration statement under the Securities Act of 1933, as amended, (the "Securities Act") that is on file with the SEC. Computershare administers the SIP in accordance with the terms and conditions of the SIP, which is available on the Computershare website and as part of the Company’s registration statement on file with the SEC.

December 31, 2023 | 10-K 5

CITIZENS, INC.

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

DOMESTIC LIFE INSURANCE

Prior to July 1, 2023, our domestic life insurance business operated through CICA Domestic and Citizens National Life Insurance Company ("CNLIC"). CNLIC merged into CICA Domestic on July 1, 2023 in order to streamline and focus our domestic life insurance business in one entity. In 2023, domestic direct life insurance premiums comprised approximately 3% of total direct premiums in the Life Insurance segment and 2% of our consolidated total direct premiums. The majority of our domestic in force business results from renewal premiums from blocks of business of insurance companies we have acquired over the years. In late 2022, we began our "white label" program to expand our distribution, we began expanding CICA Domestic's state licenses, developing new final expense and living benefit products, and filing these new products in multiple states.

HOME SERVICE INSURANCE SEGMENT

We operate our domestic Home Service Insurance segment through SPLIC and Magnolia and prior to June 30, 2023, Security Plan Fire Insurance Company ("SPFIC"). SPLIC issues final expense life insurance and critical illness products to middle- and lower-income individuals, primarily through a home service distribution model based in Louisiana. Policies issued by Magnolia are primarily burial policies which are serviced through funeral homes, who are also typically the beneficiaries of the policies. SPFIC is a limited liability casualty company that prior to June 30, 2023, sold small face value property insurance policies covering dwelling and contents, primarily in Louisiana. We ceased operations on June 30, 2023 as explained in more detail in Part II, Item 7, Managements' Discussion and Analysis, Overview section. In 2023, our Home Service Insurance segment comprised 27% of our total consolidated direct premiums.

Products and Competition

Our Home Service Insurance products consist primarily of small face amount ordinary whole life and pre-need policies, which are designed to fund final expenses for the insured (e.g., funeral and burial costs).  The average life insurance policy face amount issued in 2023 was approximately $12,900 per policy. Due to the lower risk associated with small face amount polices, the underwriting performed on these applications is limited. As part of the Home Service Insurance segment transformation mentioned above, in 2021 we introduced a new product, Security Plan Plus, which has a higher allowed face amount. In December 2021, we also introduced a critical illness product, which pays the insured a lump sum following the diagnosis of an illness covered under the plan.  To a much lesser extent, our Home Service Insurance segment sold property insurance policies covering dwellings and content until it ceased operations on June 30, 2023. We provided $30,000 maximum coverage on any one dwelling and contents policy, while content-only coverage and dwelling-only coverage were both limited to $20,000.

We face competition in Louisiana, Mississippi and Arkansas from other companies specializing in final expense insurance. We seek to compete by delivering exceptional personal service to our customers, enhancing our

December 31, 2023 | 10-K 6

CITIZENS, INC.

management team and upgrading our agent field force.  We intend to continue premium growth within this segment by focusing on direct independent agent-to-consumer sales.

REINSURANCE

We follow the industry practice of reinsuring a portion of our insurance risks with unaffiliated reinsurers. In a reinsurance transaction, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. We participate in reinsurance activities in order to minimize exposure to significant risks, limit losses, and provide additional capacity for future growth. We enter into various agreements with reinsurers that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance and yearly renewable term basis.

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

Our amounts recoverable from reinsurers represent receivables from and/or reserves ceded to reinsurers. The amount recoverable from reinsurers was $4.0 million as of December 31, 2023.

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

OPERATIONS AND TECHNOLOGY

Most of our operations are based at our corporate headquarters in Austin, Texas. We also conduct operations for our Home Service Insurance segment from our district offices in Louisiana, Arkansas and Mississippi, as well as our service center in Donaldsonville, Louisiana. For the international portion of our Life Insurance segment, operations including underwriting, policy issuance, claims processing, accounting and reporting related to certain international policies were conducted in Bermuda until December 31, 2023 and are now conducted in Puerto Rico.

We have a proprietary single, centrally-controlled, mainframe-based policy administrative system ("PAS") that we use for all of our insurance companies. Our PAS performs various functions to effectively handle our insurance operations. These functions include policy set-up, administration, billing and collections, commission calculation, valuation, automated data edits, storage backup, image management and other related functions. Each company and block of business we have acquired has been converted onto our PAS. The Company is actively engaged in continued modernization of technology to invest and expand into new opportunities. This modernization allows us to bring new products to market rapidly and automate insurance interactions to enhance user experience. This investment is foundational to the Company's growth strategy as we pursue new product innovation and provides:

•our customers and agents with portals to be able to access account information 24/7;
•our policyholder service and claims representatives with a customer account-centric view of our policyholders and beneficiaries, reducing customer inquiry response time and claims processing time; and
•business-to-business solutions.

December 31, 2023 | 10-K 7

CITIZENS, INC.

REGULATION

The insurance industry is heavily regulated and both Citizens and our insurance subsidiaries are subject to regulation and supervision by the U.S. states in which they do business, by U.S. federal laws, and for CICA International, by Puerto Rico.

REGULATION OF OUR INTERNATIONAL BUSINESS

Puerto Rico

CICA International, our Puerto Rico domiciled subsidiary, is regulated by the Puerto Rico Office of the Insurance Commissioner (“OIC”) and is licensed pursuant to the Puerto Rico Insurance Code (the "Insurance Code"). Although Puerto Rico is a U.S. territory, it has its own tax code and own insurance code, including a provision under its Insurance Code that allows CICA International to be established as an "international insurer" and thus export insurance to international markets. We may not insure risks of residents of Puerto Rico with this type of license and we do not issue policies to U.S. risks through CICA International.

The Insurance Code does not specifically set forth minimum capital and surplus standards, but rather requires that an insurer submit a business plan for approval to the OIC that includes proposed minimum capital and surplus. CICA International is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. The Insurance Code requires us to file annual U.S. GAAP financial statements with the OIC that include schedules providing information regarding premiums written and reinsurance assumed and ceded, as well as an annual actuarial certification.

In addition to compliance with the Insurance Code, CICA International must comply with other laws and regulations of Puerto Rico, most of which apply to our domestic subsidiaries as well, including the U.S. Bank Secrecy Act and other anti-money laundering laws and regulations of the United States.

Other International Regulation

Generally, all foreign countries in which we offer insurance products require a license or other authority to conduct insurance business in that country. Some of these countries also require that local regulatory authorities approve the terms of any insurance product sold to residents of that country. Other than formerly in Bermuda, we have never qualified to do business in any foreign country, and we have never submitted our international insurance policies for approval to any regulatory agency. As described above, we sell our policies to residents of foreign countries through independent marketing agencies and independent consultants located in those countries and we rely on our independent consultants to comply with laws applicable to them in marketing and servicing our insurance products in their respective countries.

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

U.S. REGULATION

In the United States, insurance is primarily regulated at the state level. Our primary regulator in the U.S. is the Colorado Division of Insurance, as both Citizens and CICA Domestic are Colorado companies. We are also regulated by the departments of insurance in Louisiana (SPLIC and SPFIC) and Mississippi (Magnolia), as well as each of the 39 states and the District of Columbia in which we conduct insurance business. In supervising and regulating insurance companies, state insurance departments aim to protect policyholders and the public rather than investors, and enjoy broad authority and discretion in applying applicable insurance laws and regulation for that purpose. The extent of this regulation varies, but most U.S. jurisdictions have laws and regulations based upon the National Association of Insurance Commissioners ("NAIC") model rules governing the financial condition of insurers, including standards of solvency, types and concentration of investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy; and the business conduct of insurers,

December 31, 2023 | 10-K 8

CITIZENS, INC.

including marketing and sales practices and claims handling.  In addition, statutes and regulations require the licensing of insurers and agents, the approval of most types of policy forms and related materials (such as advertising) and the approval of rates for certain types of insurance products.

In order for insurance regulators to monitor solvency, insurance companies are subject to risk-based capital ("RBC") requirements. The RBC requirement is a statutory minimum level of capital that is based on two factors - (1) the insurance company's size, and (2) the inherent riskiness of its financial assets and operations, i.e. a company must hold capital in proportion to its risk. The RBC requirement thus determines a minimum level of capital required for an insurer to support its operations and write coverage. The purpose of the RBC requirements is to identify weakly capitalized companies, which facilitates regulatory actions to ensure that the policyholders will receive the benefits promised. Regulators have the legal authority to take preventive and corrective measures depending on the capital deficiency indicated by the RBC result. If a company's ratio of total adjusted statutory capital to control level risk-based capital is above 200%, no regulatory intervention is needed. If it falls below 200%, interventions range from submission of action plans to a regulatory takeover of the management of the company, which occurs if the ratio is below 70%. We have committed to the Colorado Division of Insurance that we will keep CICA Domestic's RBC ratio at or above 350%.

In addition to monitoring our financial condition, insurance regulatory authorities (including state law enforcement agencies and attorneys general) periodically make inquiries and regularly conduct examinations regarding compliance with insurance and other laws and regulations regarding the conduct of our insurance businesses.  It is our practice to fully and consistently cooperate with such inquiries and examinations and take corrective action when warranted.

In order to sell products in any state, we first have to become licensed in that state. States have various rules for obtaining a license, including capital deposit requirements and seasoning requirements, among others. Once we are licensed in a state, most states require us to file our products for their approval before being able to sell the products. The application and product forms must comply with state insurance laws regarding policy requirements. Once an application or product is approved in that state, we must use the approved forms to sell our products. We have to file our domestic forms in both English and Spanish for separate approvals. We are also subject to laws related to our advertising and may have to file certain marketing documents with state regulators as well.

Because Citizens is a holding company that directly and indirectly owns insurance operating subsidiaries, we are also subject to regulation in our three domiciliary states that require us to furnish the respective insurance regulators with financial and other information concerning the operations of, and the interrelationships and transactions among, the companies within our holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Generally, these laws and regulations require that all transactions within a holding company system between an insurer and its affiliates be fair and reasonable and that the insurer's statutory capital and surplus following any transaction with an affiliate be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  For certain types of agreements and transactions between an insurer and its affiliates, these laws and regulations require prior notification to, and non-disapproval or approval by, the insurance regulatory authority of the insurer's jurisdiction of domicile. These laws also require that a controlling party obtain the approval of the insurance commissioner of the insurance company's jurisdiction of domicile prior to acquiring or divesting control of the insurer.

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

Because we maintain sensitive data regarding our customers, we are also subject to additional state regulations in states where we do business, such as data security and state privacy laws.

December 31, 2023 | 10-K 9

CITIZENS, INC.

While primarily regulated at the state level, our domestic business is subject to various federal laws and regulations. Some of the primary federal laws include:

•USA Patriot Act and the Bank Secrecy Act, which require us to institute certain measures to detect and prevent money laundering;
•Foreign Corrupt Practices Act, which makes it unlawful to bribe foreign officials for the purpose of obtaining or retaining business;
•Gramm-Leach-Bliley Act, which requires us to explain our information-sharing practices to our customers and to safeguard sensitive data;
•Securities Act, Securities Exchange Act and Sarbanes-Oxley Act, which establish various requirements for Citizens, as a public company, to comply with, including registration of our Class A common stock, reporting and disclosure requirements, and public company audit and internal control requirements;

Our U.S.-based insurance products and thus our businesses also are affected by U.S. federal, state and local tax laws.

HUMAN CAPITAL RESOURCES

Composition and Demographics

Our human capital is a critical component to our success. Our employees implement and drive our strategic initiatives and contribute to the success of our products (development, underwriting, pricing adequacy, customer service), promotions and processes. Our employees in our claims department are ultimately tasked with "keeping our promise". Our independent consultants and agents also drive our key goals, as they sell our insurance products and provide local services to our global base of policyholders. We also believe that we derive a great deal of strength from our diverse workforce. Fostering an equitable and inclusive workplace with diverse teams produces more creative solutions, results in more innovative products and services and is crucial to our efforts to attract, develop and retain key talent.

December 31, 2023 | 10-K 10

CITIZENS, INC.

As of December 31, 2023, we had 232 employees. The pie charts below illustrate the gender, racial, ethnicity, and generational make-up of our total employee workforce as of such date.

Gender Composition
Racial/Ethnic Composition
Generational Composition

We determine race, ethnicity, gender, and generation based on our employees' self-identification or other information compiled to meet requirements of the U.S. government.

None of our employees are subject to a collective bargaining agreement.

We do not utilize captive employee agents to distribute our products and thus contract with over 1,000 actively producing independent consultants internationally and over 2,000 independent agencies and agents domestically to sell and service our insurance products. Our international independent consultants generally reflect the demographics of the areas in which they sell their products.

In order to continue to develop, sell and administer our products, it is crucial that we continue to attract and retain both experienced employees and independent agents.

December 31, 2023 | 10-K 11

CITIZENS, INC.

Compensation and Benefits

Our compensation program is designed to attract and retain talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include base salary and annual performance-based bonus opportunities that include cash, and for certain employees, long-term equity awards in the form of restricted stock units ("RSUs"). We believe that a compensation program with both short-term cash awards and long-term equity awards provides fair and competitive compensation and aligns employee and stockholder interests. In addition to cash and equity compensation, we also offer standard employee benefits such as life and health (medical, dental and vision) insurance, 401(k) and HSA contributions, life insurance, long-term and short-term disability, including paid parental leave, and a generous PTO plan.

Independent agents work for themselves and may sell insurance policies for a variety of insurers and make most of their money through sales commissions and bonuses. We attract and retain our independent agent sales force through the use of our commission structure and agent campaigns and promotions, including annual sales conventions. We believe that our commission structure is attractive and competitive in the markets in which we do business. In our Life Insurance segment, we believe our campaigns and promotions provide an extra incentive to agents that not only promote first year premium growth, but also create improvements within policyholder retention. In our Home Service Insurance segment, we believe our agent campaigns and promotions are critical in attracting and retaining our independent agent sales force. This business contains a large block of existing in force policies. To ensure we maintain this book of business, the agent campaigns and promotions provide an extra incentive to not only grow the business but to collect on the existing policies. We believe that creating agent campaigns and promotions with additional incentives provides long-term value for our shareholders.

Wellness

We are committed to the health and safety of our work force and compliance with applicable regulatory and legal requirements. In response to the COVID-19 pandemic, in 2021, we implemented operating changes that we determined were in the best interest of the health of our employees, including offering a hybrid work environment where our employees can work part- or full-time from home, depending on their position and circumstances. We have continued with the hybrid work environment as it offers employees flexibility and helps attract and retain talent. We also have implemented training programs to assist our independent agents with online sales efforts in order to minimize face-to-face interactions with potential customers and our policyholders when necessary.

Item 1A.   RISK FACTORS

As a smaller reporting company, we are not required to disclose information required by this Item 1A. However, we have elected to provide the following discussion of risks as we feel it is important to provide adequate information to our investors regarding the risks of investing in our securities. If any of these risks develop into actual events, our business, financial condition, results of operations or cash flows could be materially and adversely affected, and, as a result, the trading price of our Class A common stock could decline. These risk factors may also be important to understanding other statements in this Form 10-K. The following information should be read in conjunction with Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes in Part II. Item 8. Financial Statements and Supplementary Data of this report.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

December 31, 2023 | 10-K 12

CITIZENS, INC.

INTERNATIONAL BUSINESS RISKS

A SUBSTANTIAL PORTION OF OUR REVENUE IS GENERATED FROM INSURANCE PRODUCTS SOLD OUTSIDE OF THE UNITED STATES. WHILE OUR PRODUCTS ARE PRICED AND PAID FOR IN U.S. DOLLARS, OUR FOREIGN BUSINESS MAY SUBJECT US TO SEVERAL RISKS.

Our sales to residents of foreign countries expose us to unknown risks related to foreign regulation, foreign currency restrictions, and political instability. A significant loss of sales in these foreign markets would have a material adverse effect on our results of operations and financial condition.

International Regulatory Risks. A substantial majority of our direct insurance premiums, approximately 70% at December 31, 2023, are from policyholders in foreign countries, primarily those in Latin America and the Pacific Rim.  As described in Part I, Item 1, Business, these policies are issued by our Puerto Rico subsidiary, CICA International, which is licensed as an international insurer in Puerto Rico. Our products are sold by independent consultants who are located in the foreign countries in which the policies are sold. Generally, the foreign countries in which we offer insurance products require either us and/or our independent consultants to obtain a license or register to conduct insurance business in that country. Some of these countries also require that local regulatory authorities approve the terms and rates of any insurance product sold to residents of that country. Some of these countries have laws that state that their residents may not purchase life insurance from us or a consultant may not sell life insurance on our behalf unless we become qualified to do business in that country or unless our policies receive prior approval from their insurance regulators. Others have a "consumption abroad" model where their residents may purchase unregistered products only if they are outside of their country when the purchase is made. Other than Puerto Rico and formerly Bermuda, we have never registered to do business in these countries or sought to have our international products approved by a governmental authority.

While we have undertaken a comprehensive compliance review of risks associated with the potential application of foreign laws to our sales of insurance policies in foreign countries, the laws vary by country and there is a lack of uniform regulation and lack of clarity in certain regulations and thus we face various risks associated with the application of foreign laws to these sales. There is a risk that foreign governments where we sell our products will become more aggressive in enforcing any perceived violations of their laws and seek to impose monetary fines or criminal penalties on us or our independent consultants, and/or order us to cease our sales in that jurisdiction. There is no assurance that, if a foreign country were to require that we qualify to do business in that country or submit our policies for approval by that country’s regulatory authorities, we would be able to, or would conclude that it is financially reasonable to comply with those requirements.

We have sought to mitigate the risks described above by, among other things, not locating any of our offices or assets in these foreign countries or jurisdictions, and selling policies only through independent consultants rather than our own employees. We rely on our independent consultants to comply with laws applicable to them in marketing and servicing our insurance products in their respective countries. There is no assurance that these precautionary measures, practices and policies will partially or entirely mitigate the risks associated with the potential application of foreign laws to our sales of insurance policies in our foreign markets. Although the Company believes that these foreign regulators do not have jurisdiction over the Company and that any actions, including fines, may be unenforceable against the Company, any regulatory action could otherwise absorb Company time and resources (including independent consultants) away from its business operations or the Company may choose to pay such fines in order to do business in a particular country. Alternatively, the Company may determine that the risks associated with a particular market and its regulatory environment outweigh the benefits of conducting further business in that market and discontinue doing business there.

Any actions by a foreign government to enforce these laws against us could cause disruption to the marketing and sale of our policies in that country or our withdrawal from doing business in that country, which could have a material adverse effect on our premium revenue, our costs and expenses and on our results of operations and financial condition.

International Currency Risks. While we only sell U.S. dollar denominated products, currency control laws or other currency exchange restrictions in foreign countries could materially adversely affect our revenues by limiting the ability of our policyholders in such countries to pay premiums in U.S. dollars or to receive U.S. dollar benefits. Difficulties in transferring funds from or converting currencies to U.S. dollars in certain countries could cause an increase in fees and costs associated with such payments or receipt of benefits and therefore make our products less attractive to such policyholders.

December 31, 2023 | 10-K 13

CITIZENS, INC.

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

We experience considerable competition for sales of our policies, primarily from the following sources, many of which have substantially greater financial, marketing and other resources than we have:

•Offshore companies with U.S. dollar-denominated policies. We face direct competition from companies that operate in the same manner as we do in our international markets;
•Foreign companies with locally operated subsidiaries that are registered in those countries and offer both local jurisdiction-regulated products in local currency and offshore U.S. dollar-denominated policies. This arrangement creates competition in that the U.S. dollar-denominated policies are cross-sold with high-need local insurance policies such as health insurance; and
•Locally operated companies with local currency policies. We compete with companies formed and operated in the country in which our foreign insureds reside.

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

The insurance industry is highly vulnerable to money laundering. Money laundering in the insurance industry typically involves the exploitation of various products and mechanisms to obscure the origins of illicit funds. One common method is through the purchase of insurance policies, such as life insurance, with the use of dirty money. Criminals may overpay premiums, surrender policies prematurely, or make fictitious claims to cycle the illicit funds back as legitimate payout. To combat global financial crime, governments and international authorities implement a range of anti-money laundering and countering of terrorist financing (AML/CFT) regulations that impact the insurance sector. Penalties for compliance failures can include heavy fines.

Some of our top international markets, such as Colombia and Venezuela, are countries that have been identified by the U.S. Department of the Treasury as jurisdictions of high risk for money laundering. Accordingly, as required by applicable U.S. laws and best business practices, we have developed and implemented an anti-money laundering, anti-terrorist financing and sanctions program that includes policies, procedures, controls, independent testing, reporting and recordkeeping requirements for deterring, preventing and detecting potential money laundering, terrorist financing, fraud and other criminal activity and have an officer of the Company responsible for managing this program. Despite our efforts to prevent money laundering through our companies, there can be no assurance that these enhanced controls will entirely mitigate money laundering risk associated with our insurance products, whether in these foreign countries or in the United States.

December 31, 2023 | 10-K 14

CITIZENS, INC.

INSURANCE RISKS

BECAUSE MOST OF OUR REVENUE DERIVES FROM COLLECTION OF PREMIUMS ON OUR PRODUCTS, OUR OVERALL FINANCIAL PERFORMANCE DEPENDS UPON THE ACCURACY OF OUR PRODUCT PRICING AND ABILITY TO MANAGE PRICING ADEQUACY. DIFFERENCES IN ACTUAL EXPERIENCE, IMPROPER EVALUATION OF UNDERWRITING RISK, MISMANAGEMENT OF CLAIMS, OR OTHER UNFORESEEN EVENTS COULD CAUSE OUR ACTUAL RESULTS TO DIFFER FROM OUR ASSUMPTIONS, WHICH WOULD REDUCE OUR MARGINS AND THUS NEGATIVELY AFFECT OUR PROFITABILITY AND FINANCIAL CONDITION.

Pricing accuracy depends upon our ability to project future losses based on historical loss experience, adjusted for known trends.

In order to price products accurately, the Company must develop and apply appropriate morbidity and mortality estimates, closely monitor and timely recognize changes in trends, and project both severity and frequency of losses with reasonable accuracy to cover these risks. Pricing adequacy is necessary to generate sufficient premiums to cover our cost of sales, costs of operations (including payment of policy benefits) and to earn a profit. Pricing adequacy is subject to a number of risks and uncertainties, including, without limitation:

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

A primary liquidity concern is the risk of unanticipated or extraordinary early policyholder withdrawals or surrenders. Some of our insurance policies include provisions, such as surrender charges, that help limit and discourage early withdrawals. However, early withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, including changes in economic conditions, changes in policyholder behavior or financial needs, changes in relationships with our independent consultants, efforts by foreign governments to tax policyholders or increases in surrenders among policies that have been in force for more than fifteen years and are no longer subject to surrender charges. These changes in surrender activity may result in remeasurement gains or losses which could increase volatility in our results of operations.

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

December 31, 2023 | 10-K 15

CITIZENS, INC.

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

The Company’s success depends on its ability to accurately underwrite risks in order to charge adequate premiums to policyholders.

The Company’s financial results largely depend on the Company’s ability to underwrite and set premiums accurately for the risks it faces. Failure to adequately underwrite health risks (i.e., to charge lower premiums than should be charged based on an individual’s health or to accept risks of extremely unhealthy individuals) or other types of risks (e.g., political risks) could negatively impact profitability as we could pay higher benefits than our products are priced for.

Historically, we have fully underwritten most of our products in order to properly evaluate risk. For many of our newer products, primarily in the U.S., we utilize a “simplified” underwriting process. Simplified issue life insurance uses a simple form of underwriting. Applicants must answer some health-related questions but do not have to take a life insurance medical exam. The underwriting decision is based on questions answered on the application and may be supplemented with additional medical claims history and lab data information.

Any shortcomings in the process used to evaluate and price our policies, or significant inaccuracies in the life expectancy estimates relating to those policies, could have a material and adverse effect on our results of operations and financial condition.

Policyholder claims is one of our largest expenses. Mismanagement of claims handling or increased fraudulent claims could negatively impact our costs and financial condition.

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

Our life and health insurance products are particularly exposed to risks of catastrophic mortality, such as a pandemic or other events that result in a large number of deaths. In addition, the occurrence of such an event in a concentrated geographic area could have a severe disruptive effect on our workforce and business operations. The likelihood and severity of such events cannot be predicted and are difficult to estimate. In such an event, the impact to our operations could have a material adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those problems affect employees performing operational tasks and supporting computer-based data processing, or destroy the capability to transmit, store, and retrieve valuable data. In addition, in the event that a significant number of our management were unavailable following a disaster, the achievement of our strategic objectives could be negatively impacted.

December 31, 2023 | 10-K 16

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

We maintain reserves to cover our estimated exposure for claims relating to our issued insurance policies. Reserves do not represent an exact calculation of exposure, but instead represent our best estimates using actuarial and statistical procedures. Reserve estimates are refined as experience develops, and adjustments to reserves are reflected in our consolidated statements of operations and comprehensive income (loss) for the period in which such estimates are updated. Because establishing reserves is an inherently uncertain process involving estimates of future losses, future developments may require us to increase policy benefit reserves, which restricts our use of cash to the extent of such increased reserves and increases expenses, negatively affecting our results of operations and financial condition in the periods in which such increases occur.

THE DISTRIBUTION OF OUR PRODUCTS THROUGH INDEPENDENT CONSULTANTS AND AGENCIES REDUCES OUR CONTROL OVER SALES AND DISTRIBUTION AND THUS SUBJECTS US TO CERTAIN RISKS THAT COULD NEGATIVELY IMPACT OUR REVENUES, OUR IN-FORCE BUSINESS, AND OUR BENEFITS AND EXPENSE COSTS.

Sales of our insurance products could decline if we are unable to establish and maintain relationships with independent marketing agencies, independent consultants and agents.

We depend almost exclusively on the services of a small number of independent consulting agencies in our international markets and on independent marketing organizations, general agencies and independent agents in our domestic markets for the distribution of our products. The loss of any of these producers could negatively affect our sales and policy retention.

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

Additionally, we are subject to a risk of our independent consultants leaving our Company to sell products for a competitor and inducing our policyholders to lapse or surrender their policies, or otherwise terminate their relationship with us, in order to purchase products from the independent consultant with a competitor company.

Because we sell our products through independent agents, we have less control over the manner in which they sell our products.

As described above in Item 1, Business, Regulation, insurance regulators focus on market conduct, i.e., the way we sell our products. In the United States, there are several insurance regulations and federal laws that limit how we

December 31, 2023 | 10-K 17

CITIZENS, INC.

sell our products, such as the Telephone Consumer Protection Act ("TCPA"), which governs how our agents can contact customers or potential customers via telephone and text. While we expect our agents to comply with their contractual obligations to us and laws such as the TCPA, we have limited control over how they conduct their business. If violations, such as TCPA violations, were attributed to us, we could incur significant fines and if attributed to our agents, may cause them to stop selling our products.

REGULATORY RISKS

INSURANCE IS A HIGHLY REGULATED BUSINESS. REGULATIONS VARY FROM JURISDICTION TO JURISDICTION AND MAY CHANGE FROM TIME TO TIME. THESE REGULATIONS AFFECT OUR OPERATIONS AND CHANGES COULD NEGATIVELY IMPACT OUR CASH FLOW, THE RESULTS OF OUR OPERATIONS, OUR LIQUIDITY AND OUR FINANCIAL CONDITION.

In addition to the legal risks related to our international operations discussed above in this Item 1A, Risk Factors, we are subject to risks related to the laws and regulations in the jurisdictions where we are domiciled and registered to do business, including Puerto Rico and various U.S. states. The material risks are described below.

Our insurance subsidiaries are subject to minimum capital and surplus requirements, and any failure to meet these requirements could subject us to regulatory action or other restrictions, including ceasing business.

The capacity for an insurance company's growth in premiums is partially a function of its required statutory surplus. Maintaining appropriate levels of statutory surplus, as measured by statutory accounting practices prescribed or permitted by a company's jurisdiction of domicile, is the most important solvency measure for insurance regulatory authorities. Failure to maintain required levels of statutory surplus could result in increased regulatory scrutiny and enforcement action by regulatory authorities.

Our insurance subsidiaries are subject to minimum capital and surplus requirements in the U.S. and Puerto Rico. If we fail to meet these standards and requirements, our various regulators may require specified actions to be taken, including without limitation:

•restricting distributions from our subsidiaries to Citizens; or
•requiring Citizens to contribute additional capital to a subsidiary; or
•requiring Citizens to enter into a guaranty or other agreement to contribute capital to such subsidiary under certain circumstances; or
•requiring the applicable insurance company to stop selling new business;

all of which could have a material and adverse impact on the Company’s competitiveness, operational flexibility, financial condition, and results of operations.

In August 2023, in order to comply with the requirements of the Bermuda regulators to transfer our international business to CICA International in Puerto Rico, Citizens and CICA International entered into a Keep Well Agreement, as described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. If CICA International's minimum capital level falls below certain thresholds as set forth in the agreement, Citizens may have to contribute capital to CICA Bermuda, which could negatively impact our capital resources and liquidity.

In our CICA Domestic business, we pay advance commissions on some of our insurance products, meaning we pay an agent their commission immediately upon sale of a policy, rather than "as earned", or when premiums are received by us. Because of this, another liquidity concern is the risk that rapid growth in first year sales of these products could create a significant increase in commission payments, which increases expenses and thus reduces our statutory capital until the commissions are recouped from premiums paid. CICA Domestic sales have increased significantly since the third quarter of 2023 and continue to grow rapidly. To mitigate this risk and strain on capital, we may seek options, such as reinsurance or loans at the holding company level (from the Credit Facility or otherwise) that would allow us to reduce the liquidity risk should CICA Domestic's required commission payments exceed current resources. If we are unable to purchase reinsurance protection in amounts that we consider sufficient or unable to borrow money to contribute capital to CICA Domestic, we could be exposed to cash flow strain. For CICA Domestic, commission advances are non-admitted assets, which increases required regulatory

December 31, 2023 | 10-K 18

CITIZENS, INC.

capital and reduces the excess capital available. As discussed above, management is investigating various options in order to reduce both regulatory capital and liquidity risk should the capital required to support this growth exceed current resources. Citizens may have to contribute capital to CICA Domestic to maintain the required RBC ratio.

Citizens is a holding company that has minimal operations of its own and depends on the ability of our insurance subsidiaries to pay dividends or make service payments to us in sufficient amounts to fund our operations. If they cannot make such payments, Citizens may need to sell investments or seek external capital to cover its operational costs.

As a holding company, our assets consist of the capital stock of our subsidiaries, cash and investments. Accordingly, we rely primarily on statutorily permissible payments from our insurance subsidiaries, principally through dividends or service agreements we have with our subsidiaries, to meet our working capital needs. As discussed above, the ability of our insurance subsidiaries to make payments to us is subject to regulation by the states and jurisdictions in which they are domiciled, and in addition to maintaining minimum capital and surplus ratios, these payments depend primarily on regulatory approval of dividend payments and approved service agreements between us and these subsidiaries.

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

If our internal sources of liquidity prove to be insufficient to cover our holding company operations, we may have to sell investments earlier than we want to sell them or in less than favorable market conditions, or we may have to seek external sources of capital. Out of an abundance of caution, in May 2021, we entered into a Credit Facility with Regions Bank. See Part IV, Item 15, Note 8, Commitments and Contingencies in the notes to our consolidated financial statements, herein, for a description of the Credit Facility. To date, we have not utilized the Credit Facility, but if internal sources of capital are not sufficient to meet our operating needs, we may need to utilize the Credit Facility or increase the borrowing availability under the Credit Facility. We may also need to raise capital through issuing our stock. Borrowing money, increasing our borrowing availability under the Credit Facility or obtaining financing for even a small amount of capital could be challenging or expensive in unfavorable market conditions and during periods of economic uncertainty. The availability of financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and the possibility that customers or lenders could develop a negative perception of our financial prospects. Raising capital in unfavorable market conditions could increase our interest expense or negatively impact our shareholders through dilution of their common stock ownership of the Company.

Citizens and our insurance subsidiaries are subject to extensive governmental regulation in Puerto Rico and in the U.S. The rules and regulations to which we are subject may change and impose greater restrictions on our business, which could increase our costs of doing business, restrict the conduct of our business, increase capital requirements for our insurance subsidiaries and negatively impact our results of operations, liquidity and financial condition.

CICA International is registered in Puerto Rico and is subject to regulation by the Puerto Rico Office of the Insurance Commissioner ("OIC"). As a Puerto Rico International Insurer, CICA International is governed by Chapter 61 of the Puerto Rico Insurance Code. Additionally, CICA International must comply with other laws and regulations of Puerto Rico, most of which apply to our domestic subsidiaries as well, including U.S. federal laws such as the Bank Secrecy Act.

In the U.S., we are primarily subject to regulation at the state-level. Insurance company regulation is generally designed to protect the interests of policyholders, with substantially less protections to shareholders of the regulated insurance companies or their holding companies. To that end, all the U.S. states in which we do business have insurance regulatory agencies with broad legal powers with respect to licensing companies to transact business, mandating capital and surplus requirements, regulating claims practices, approving service agreements between a holding company and its operating subsidiary, restricting companies' ability to enter and exit markets, approving

December 31, 2023 | 10-K 19

CITIZENS, INC.

product forms and to a lesser extent, rates, and restricting or prohibiting the payment of dividends by our subsidiaries to us.

The OIC and most U.S. insurance regulatory authorities have broad discretion to grant, renew, suspend and revoke licenses and approvals, and could preclude or temporarily suspend us from carrying on some or all of our activities, including acquisitions of other insurance companies, require us to add capital to our insurance subsidiaries, or fine us. If we are unable to maintain all required licenses and approvals, or if our insurance business is determined not to comply fully with the wide variety of applicable laws and regulations and their interpretations, our revenues, results of operations and financial condition and our reputation could be materially adversely affected.

Non-compliance with laws or regulations related to customer and consumer privacy and information security, including a failure to ensure that our business associates with access to sensitive customer and consumer information maintain its confidentiality, could materially adversely affect our reputation and business operations.

The collection, maintenance, use, disclosure and disposal of personally identifiable information by our insurance subsidiaries are highly regulated. Applicable laws and rules are subject to change by legislation or administrative or judicial interpretation. Various state laws address the use and disclosure of personally identifiable information to the extent they are more restrictive than those contained in the privacy and security provisions in the federal Gramm-Leach-Bliley Act. Noncompliance with any privacy laws, whether by us or by one of our business associates, could have a material adverse effect on our business, reputation and results of operations and could result in material fines and penalties, various forms of damages, consent orders regarding our privacy and security practices, adverse actions against our licenses to do business, and injunctive relief.

FINANCIAL RISKS

Changes in accounting standards may adversely affect our reported results of operations and financial condition.

Our consolidated financial statements are subject to the application of GAAP in the U.S., which is periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board ("FASB") and the National Association of Insurance Commissioners ("NAIC"). Updates or revisions, including underlying assumptions, projections, estimates or judgments/interpretations by management, could have a material adverse effect on our business, financial condition and results of operations. In addition, the required adoption of new accounting standards may result in significant incremental costs associated with initial implementation and ongoing compliance. See Note 1. Summary of Significant Accounting Policies in the notes to our consolidated financial statements contained herein for additional information regarding accounting updates.

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

A ratings downgrade or other negative action by a rating agency could materially affect our business, financial condition, and results of operations.

A.M.Best reviews CICA Domestic and publishes its financial strength rating as an indicator of our ability to fulfill our contractual obligations. This rating is important to maintaining public confidence in our insurance products. A downgrade or other negative action by A.M. Best with respect to the financial strength rating of CICA Domestic

December 31, 2023 | 10-K 20

CITIZENS, INC.

could negatively affect us by limiting or restricting the ability of CICA Domestic to attract independent insurance agencies to distribute our products or reduce the attractiveness of our products to consumers.

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

Global or regional changes in the financial markets or economic conditions could adversely affect our business in many ways, including the following:

•Inflation, a potential recession, as well as declines in consumer confidence or increase in unemployment rates, could lead to a conservation of cash and decline in the volume of new sales and renewal premiums, or increased surrenders and lapses, and therefore to a decline in our premium revenue or increase in benefit expenses paid out.

•Market volatility, specifically declining equity markets, negatively impact the fair market value of our equity securities, leading to investment-related losses that negatively affect our GAAP operating revenue and profitability.

•We are subject to credit risk in our investment portfolio. Defaults by third parties in the payment or performance of their obligations under these securities could reduce our investment income or result in the recognition of realized losses. Additionally, downgrades in the bonds in our portfolio may result in the recognition of credit related allowances and cause us to reduce the carrying value of our investment portfolio. This could negatively affect our stockholders' equity.

•Low or declining interest rates could negatively affect us for many reasons, including:
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
◦An interest or discount rate is used in calculating reserves for our insurance products. We set our reserve discount rate assumptions based on our current and expected future investment yield for assets supporting the reserves, considering current and expected future market conditions. If the discount rate assumed in our reserve calculations is higher than our future investment returns (due to lower interest rates), our invested assets will not earn enough investment income to support our future benefit payments. In that case, we may be required to record additional liabilities and/or increase our capital contributions to our insurance subsidiaries in the period this occurs.

•Rising interest rates may negatively affect us as follows:
◦Rising interest rates typically reduce the market values of fixed income assets, as the interest payments on such assets become less competitive relative to newer high rate fixed income instruments. This leads to material unrealized losses and negatively affects our stockholders' equity.
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

December 31, 2023 | 10-K 21

CITIZENS, INC.

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

CYBERSECURITY AND TECHNOLOGY RISKS

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

December 31, 2023 | 10-K 22

CITIZENS, INC.

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

Because we allow our policyholders to use their policy dividends to purchase our Class A common stock through our SIP, we have over 84,000 shareholders and approximately 40% of our shareholders hold less than 100 shares each. Many of these shareholders are located in Latin America and the Pacific Rim, where most of our policies are sold, and English may not be their native language. We believe that because of this, we typically have low voter turn-out at our annual meetings and therefore any proposal, such as one related to a merger or an acquisition of our Company, or an amendment to our articles of incorporation, that may require the affirmative vote of a majority of the outstanding shares of our Class A common stock, may be difficult to approve.

Our Class A common stock is not registered in any foreign country.

As mentioned above, a significant portion of our Class A common stock has been purchased under the SIP by foreign holders of life insurance policies. The Class A common stock sold under the SIP is registered with the SEC

December 31, 2023 | 10-K 23

CITIZENS, INC.

pursuant to a Form S-3 registration statement under the Securities Act of 1933 but is not registered under the laws of any foreign jurisdiction. If a foreign securities regulatory authority were to determine the offer and sale of our Class A common stock under the SIP was not allowed under applicable laws and regulations of its jurisdiction, such authority may issue or assert a fine, penalty or cease and desist order against our offer and sale of Class A common stock in that foreign jurisdiction. There is a risk our Class A common stock price could be negatively impacted by a decrease in participation in the SIP.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 1C.    CYBERSECURITY

Like other firms in the financial services sector, insurers like us are particularly vulnerable to cybercrime due to our large amounts of customer data. Insurance-related data is particularly interesting to cybercriminals because of its inherent confidentiality. Often linked to policyholders, sensitive data helps insurers customize their policies, products, and prices for each client. The scope of personally identifiable information and sensitive data processed by insurers puts the industry at increased risk of cybercrime. Cyber attacks can lead to the loss of confidential data, business, and reputation. Additionally, business disruption through cyber incidents is also a major problem for insurance companies, which need to react quickly to fulfill their contracts and maintain the trust of their clients. Because of the risks posed to our business and customers, we have developed robust processes for assessing, identifying and managing our cybersecurity threats.

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, IT security, and external audits. Cybersecurity risks are integrated into our overall enterprise risk management process. To defend, detect and respond to cybersecurity incidents, we, among other things: perform penetration testing using external third-party tools and techniques to test security controls and conduct employee training.

We have implemented incident response and breach management processes which have four overarching and interconnected stages: 1) preparation for a cybersecurity incident, 2) detection and analysis of a security incident, 3) containment, eradication and recovery, and 4) post-incident analysis. Such cybersecurity incident responses are overseen by leaders from our Information Security, IT, Finance, Compliance and Legal teams.

Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact, and reviewed for privacy impact. We also conduct tabletop exercises to simulate responses to cybersecurity incidents.

Our risk management program also assesses third party risks, and we perform third-party risk management assessments to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers when handling and/or processing our employee, business or customer data. In addition to new vendor onboarding, we perform periodic ongoing security reviews of our critical vendors.

December 31, 2023 | 10-K 24

CITIZENS, INC.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Cybersecurity and Technology Risks” included as part of our risk factor disclosures at Item 1A - Risk Factors - of this 10-K.

While we have devoted significant financial and personnel resources to implement and maintain the security measures described above, and in order to meet regulatory requirements and customer expectations, there can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. Although our Risk Factors include further detail about the material cybersecurity risks we face, cybersecurity incidents have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.

Cyber Governance.

Cybersecurity is a key element of the Company's enterprise risk management (ERM). Identification and management of the Company's key risks, including cybersecurity, starts with the executive management team, who is responsible for identifying key strategic, insurance, financial, regulatory and operational risks to the Company and managing them on a day-to-day basis. Because of the importance of cybersecurity, the Company has a Chief Information Security Officer ("CISO") who is primarily responsible for managing our cybersecurity risk in conjunction with our Vice President of Information Technology. Our CISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from employees in the information technology team and through the use of technological tools and software and results from third party audits. We have an escalation process in place to inform senior management and the Board of Directors of material issues.

Our CISO has served in that position since 2018 and is an experienced security leader with over 20 years’ experience. In addition to his current role, our CISO has led security and IT audit functions at healthcare technology and population health organizations. His experience includes work in the fields of security, application development, and internal audit at a Fortune 100 company. Our CISO is a Certified Information Security Manager (CISM), Certified Information Systems Auditor (CISA), and a member of the ISACA and ISSA organizations. He received his bachelors’ degree from Middle Tennessee State University and served in the United States Marine Corps. Additionally, Gerald W. Shields, our CEO and a member of the Board, has experience in assessing and managing cybersecurity risk and, in addition to his former roles as Chief Information Officer at several companies, he has a Cyber Security Oversight Certificate from Carnegie Mellon Institute.

Our Audit Committee Charter tasks this committee with oversight of the Company's major enterprise risk exposure, including risks related to cybersecurity, and the steps management takes to monitor and control such exposures. The Audit Committee holds its regular meetings on a quarterly basis and at each of those meetings receives a information security update report from the Company's CISO, which report includes cybersecurity events that may have impacted the Company as well as an overview of the Company's security program and efforts to prevent, detect, mitigate, and remediate issues. The CISO also attends the regularly scheduled Board meetings to give his information security report to all members of the Board.

Item 2.    PROPERTIES

We lease our principal office at the Domain in Austin, Texas to service all business entities and operations. We lease space in Puerto Rico for CICA International and in Louisiana, Arkansas and Mississippi related to our Home Service Insurance operations. We also own properties in Louisiana related to our Home Service Insurance operations.

Item 3.   LEGAL PROCEEDINGS

None.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

December 31, 2023 | 10-K 25

CITIZENS, INC.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 5(a)

Market Information. Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol CIA. Our Class B common stock is not registered with the SEC nor traded on any exchange. We hold 100% of our Class B common stock in treasury and thus there are no Class B shares outstanding.

Holders. The number of stockholders of record as of March 6, 2024 was as follows:

•	Class A Common Stock -	84,212
•	Class B Common Stock -	—

Dividend Policy. We have never paid cash dividends on our Class A or B common stock and do not expect to pay cash dividends in the foreseeable future, as it is our policy to retain earnings for use in the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans. See Item 15, Note 13 Stock Compensation for equity compensation plan information.

Recent Sales of Unregistered Securities; Use of Proceeds. None.

Item 5(c)

Issuer Purchases of Equity Securities. In May 2022, the Board of Directors authorized an equity repurchase plan for up to $8.0 million. The timing of any share repurchases under the repurchase authorization is dependent upon several factors, including market price of the Company's securities, the Company’s cash on hand, cash flows from operations, general market conditions, the Company's blackout periods, and other considerations. This program has no set termination date and may be suspended or discontinued by the Company’s Board of Directors at any time. The Company purchased the following shares of its Class A common stock during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [2]
October 2023	66,805	$2.99	66,805
November 2023	—	—	—
December 2023	—	—	—
Total	66,805		66,805	$4,380,000
[1]    The stock repurchase program was publicly announced on May 10, 2022.
[2]    The Company was authorized to repurchase up to $8.0 million of its outstanding shares of Class A common stock.
[3]    The stock repurchase program does not have an expiration date.
[4]    No stock repurchase program has expired during the three months ended December 31, 2023.
[5]    There is no stock repurchase program that the Company has determined to terminate prior to expiration, or under which the Company does not intend to make further purchases.

Item 6.   [RESERVED]

December 31, 2023 | 10-K 26

CITIZENS, INC.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

OVERVIEW

For 55 years, we have been fulfilling the needs of our policyholders and their families by providing insurance products that offer both living and death benefits. Citizens conducts insurance related operations through its insurance subsidiaries, which provide benefits to policyholders throughout the United States and in over 75 different countries. We specialize in offering primarily ordinary whole life insurance, endowment products and final expense insurance in niche markets where we believe we can optimize our competitive position.

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

Objective of our Management's Discussion and Analysis

We refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “MD&A”. The objective of our MD&A is to provide investors with a succinct analysis of the Company's financial performance from management's perspective. We start by discussing the factors that we believe drive our operating results and then we discuss how industry developments and economic circumstances in general (e.g., interest rate environment) affected or could affect our financial performance. After telling you about our industry, we discuss in detail our results of operations for the year ended December 31, 2023 so an investor or potential investor understands the various line items of our profit and loss statements from management’s perspective. Since our investments are one of two principal sources of our revenues, we describe them in detail. Finally, we discuss our capital resources and liquidity so investors better understand how those resources are utilized and how we are able to meet our cash needs.

Throughout the MD&A, we describe how we view the Company and which matters we believe are reasonably likely to affect future operations. We describe our priorities for the business in Item 1. Business - “Strategic Initiatives” and in the MD&A, we describe how we performed on those initiatives and any known trends or uncertainties that might impact our ability to achieve our goals.

Impact of LDTI on Prior Financial Statements

In 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, also known as long-duration targeted improvements, or "LDTI", which impacts all insurers that issue long-duration contracts, such as life insurance. The goal of LDTI is to improve, simplify and enhance aspects of accounting for long-duration contracts generally issued by life insurance companies. The changes are intended to result in improvements to our accounting records in the following ways.

•In the new model, cash flow assumptions utilized in determining the liability for future policyholder benefits for certain insurance contracts are required to be updated on at least an annual basis. This varies from the prior model which only required us to update the assumptions if a triggering event occurred, like if a premium deficiency is recognized.
•The discount rate used in determining the liability for future policyholder benefits has been standardized and is based on upper medium grade (low credit risk) fixed income instruments. The effect of discount rate changes is recorded immediately through other comprehensive income.

December 31, 2023 | 10-K 27

CITIZENS, INC.

•Deferred acquisition costs ("DAC") are now amortized on a constant basis over the expected life of the contract, therefore eliminating the prior amortization methods such as proportion to premium (for traditional life), estimated gross profit (for nontraditional life) or estimated gross margin (for participating life). Additionally, amortization rates are now updated prospectively with DAC being reduced when actual terminations and lapses are greater than expected. By conducting this change, the interest accretion and impairment assessment have been eliminated.

LDTI became effective on January 1, 2023 and required us to make certain changes to our financial statements requiring retrospective application back to January 1, 2021, which is known as the transition date. This Form 10-K includes financial statements that reflect the impact of LDTI. See Part II. Item 8. Financial Statements and Supplementary Data and Part IV, Item 15, Note 1 "Significant Accounting Policies" and "Accounting Pronouncements" in the notes to our consolidated financial statements. As a result of implementing LDTI,

•we have included results for the year ended December 31, 2021 in our consolidated statements of operations and comprehensive income (loss) ("Operating Statement") rather than just the years ended December 31, 2023 and December 31, 2022, as required for a smaller reporting company; and
•the discussion of financial results included in this MD&A for the periods ending December 31, 2022 and 2021 may differ, possibly materially, from the discussions included in the MD&A of our previously filed Annual Report on Form 10-K for each respective year.

The implementation of LDTI did not impact our key operating metrics, which are described below in "The Factors that Drive our Operating Results." Accordingly, while we present operating results for the year ended December 31, 2021, we will only discuss the 2021 results or year-to-year comparisons between 2022 and 2021 where they were impacted by the implementation of LDTI. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Reports on Form 10-K for the fiscal years ended December 31, 2022 (the "2022 10-K") and December 31, 2021 (the "2021 10-K").

The Factors that Drive our Operating Results

We see the following as the primary factors that drive our operating results:

•Sales (i.e., premium revenues)
•Investments
•Claims and surrenders
•Operating expenses

Premium revenues and investment income are our two primary sources of income and thus key to our profitability.

Premium revenues consist of all money deposited by customers into new and existing insurance policies. We believe sales statistics are meaningful to gaining an understanding of, among other things, the attractiveness of our new products, how expansion of our distribution channels affects our revenue, customer retention and the performance of our business from period-to-period. Throughout the MD&A and in Item 1 - Business, we describe the actions and initiatives that we are taking to increase sales and improve retention, sales performance in each period and as compared to prior periods, and how we view trends with respect to sales and retention. Because we ceased

December 31, 2023 | 10-K 28

CITIZENS, INC.

operations in our property insurance business effective June 30, 2023, the premiums charts below only reflect life insurance and accident and health insurance ("A&H") premium results.

First year premiums (i.e, new sales) increased 12% from 2022 to 2023. In our Life Insurance segment first year premiums increased by 13% from 2022 to 2023 due to the introduction of critical illness and whole life products in 2022 in our international markets, as well as expansion of our white label distribution network in our domestic market. In our Home Service Insurance segment, first year premiums increased from 2022 to 2023 by 8% due to focused marketing campaigns and higher critical illness premiums, but were lower in 2022 as compared to 2021, which we believe is attributed to inflationary pressures beginning in 2022, which impacted this market more than our international market, as well as COVID-19 government aid programs in 2021 that we believe led to increased sales that year.

Renewal premiums declined primarily from our Life Insurance segment due to the impact from a higher level of surrenders during the last few years (and thus a lower amount of policies paying renewal premiums) and from matured endowment benefits, which we expected due to contractual expiration dates.

Our net investment income increased by $3.8 million from 2022 to 2023 due primarily to investment income from our limited partnership investments, a growing diversified invested asset base and reinvesting matured or called fixed income maturity securities into a higher interest rate environment.

December 31, 2023 | 10-K 29

CITIZENS, INC.

Payment of policyholder benefits for claims and surrenders is our largest expense and thus also key to our profitability. The three largest components of this expense are death claims, surrenders and matured endowments.

Our death claim benefits paid have decreased over the 3-year period ending December 31, 2023 due to a lower number of reported death claims. We believe death claims in 2021, and to a lesser extent in 2022, were negatively impacted by COVID-19-related deaths.

Our surrenders increased from 2022 to 2023, which we believe is due to the number of our international life policies that are nearing maturity as well as policies that have passed their surrender charge period.

Matured endowments have increased as expected due to many of our endowment policies reaching their contractual maturity dates.

Operating expenses are our second largest expense and thus also drive our operating results. Operating expenses are meaningful to gaining an understanding of how we manage our business, including among other things, salaries, benefits, and spending on growth initiatives. Our general operating expenses increased by $2.0 million in 2023 as compared to 2022, driven by costs related to strategic growth initiatives, our search for a new CEO, and costs related to moving our international business from Bermuda to Puerto Rico. The transfer of the international business was completed on August 31, 2023.

ECONOMIC AND INSURANCE INDUSTRY DEVELOPMENTS

Over the last decade, life insurers have faced numerous disruptions as an industry, including profitability challenges driven by low interest rates, a global pandemic, high inflation followed by a rapid rise in interest rates, volatility in equity markets, and geopolitical uncertainty. These significant trends and developments have and are impacting our business and industry as follows:

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

December 31, 2023 | 10-K 30

CITIZENS, INC.

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
◦Products sold during the last several years with lower interest rate guarantees may be surrendered or lapsed, as customers look to invest in higher interest rate products; or
◦Because products may have been priced with assumptions of higher interest rates (and higher interest earned on supporting assets), life insurance companies may have to increase reserves or trigger loss recognition that could accelerate amortization of COIA.

•Impact of COVID-19. COVID-19 and its related economic conditions have caused significant uncertainty in the world in the past four years. Initially, COVID-19 caused global lockdowns. In response to the pandemic, the U.S. Federal Reserve lowered interest rates to near zero in order to stimulate the economy. COVID-19 has since created significant issues, from supply chain disruptions and staffing issues to surging production costs and high demand of products and services due to financial help from the government. All of these have a role to play in the dramatic rise of inflation.
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

EVENTS THAT IMPACTED OUR BUSINESS

From time-to-time, certain events may affect our business in ways that cause current or future results to differ from past results. In addition to factors described in Part I, Item 1A, "Risk Factors", the following events may impact our results of operations or financial condition:

Inflation and Market Volatility

As discussed above, the impact of inflation, which has led to market volatility and rising interest rates, had a material impact on both our results of operations and balance sheet in both 2022 and 2023.

December 31, 2023 | 10-K 31

CITIZENS, INC.

Market volatility has significantly affected the fair value of our equity securities over the past 3 years and led to large swings in our earnings. Our investment related gains and losses were a gain of $0.8 million in 2023, a loss of $10.3 million in 2022 and a gain of $11.0 million in 2021. Investment related gains and losses derive principally from our investments in equity securities and include unrealized gains and losses from market price changes in these equities during the period. As evidenced, investment related gains and losses can cause significant fluctuations from period to period and while they are included in our operating revenue, are not indicative of our operating results. We believe that investment related gains and losses, whether realized from dispositions or unrealized from changes in market prices of equity securities, have no bearing in understanding our reported results or in evaluating the economic performance of our business. These gains and losses have caused and will continue to cause significant volatility in our periodic earnings.

We could experience higher surrenders and lapses and fewer sales as our policyholders conserve cash due to concerns over inflation and rising costs, particularly in our Home Service Insurance segment, whose customer base is primarily middle- and lower-income individuals.

Rising Interest Rates

To combat the inflation that began as a result of the COVID-19 pandemic, interest rates rose significantly starting in 2022 after being ultra-low for almost a decade. In just a 16-month span starting in March 2022, the Federal Open Market Committee of the Federal Reserve lifted their key benchmark rate from near-zero percent to a 22-year high of 5.25% - 5.5%. Higher interest rates typically reduce the market values of fixed income assets, as the interest payments from existing fixed income assets become less competitive relative to newer higher rate fixed income instruments. Long duration fixed maturity securities, which constitute the vast majority of our investment portfolio as a life insurer because we strive to match our asset duration to our liability duration, were particularly impacted by the rising rates. Higher interest rates resulted in a pre-tax net unrealized loss of $150.1 million on our available-for-sale securities at December 31, 2023 compared to pre-tax net unrealized loss of $201.7 million at December 31, 2022. While the 10 year Treasury yield was the same at both periods, the pre-tax unrealized loss was lower at December 31, 2023, as the investment balance includes recent investment purchases with higher interest rates whose fair market values are closer to amortized cost. The credit ratings and default risk of our fixed maturity securities were not significantly impacted by the rise in interest rates in 2023 and because we intend to hold the long-term investments to maturity, we do not believe that the current unrealized loss is indicative of our long-term financial strength, as we expect the market values to recover prior to the maturity date of most of these investments.

We also believe that the inflationary environment has led to higher surrenders and lapses in 2023 as well as lower sales, as our policyholders conserve cash due to concerns over inflation and rising costs, particularly in our Home Service Insurance segment, where our customer base is primarily middle- and lower-income individuals.

Ceasing Operations of our Property Insurance Business

The Company made a strategic decision to exit the property insurance business on June 30, 2023. This business focused on selling limited liability property insurance policies in Louisiana and Arkansas. This decision negatively impacted our current year premium revenues and financial results. We were contractually obligated to pay the majority of the remaining premiums for our catastrophic reinsurance through the end of 2023. Additionally, we did not collect premiums in the second half of 2023, as we did in the second half of 2022. Accordingly, property premium revenue is less for the year ended December 31, 2023 compared to prior years.

The property insurance business operates through SPFIC and represented less than 1% of the Company’s total consolidated assets as of December 31, 2023 and less than 1% of the Company's total consolidated revenues for the year then ended. The cessation of this business is not reported as a discontinued operation because it is immaterial to our total operations. Additionally, there were no material charges incurred in relation to the exit of our property insurance operations.

December 31, 2023 | 10-K 32

CITIZENS, INC.

HIGHLIGHTS

Summary

We had income before federal income tax of $26.2 million in 2023, compared to $27.4 million in 2022. In 2023, (i) changes in the fair value of our limited partnership investments due to improved stock market conditions in 2023 increased investment related gains and losses by $11.1 million; and (ii) net investment income improved by $3.8 million due to higher yields on our investment portfolio. These increases were offset by (i) $6.7 million decrease in premiums due to lower renewal premiums in our life insurance segment and ceasing our property insurance business; (ii) $6.7 million increase in total insurance benefits paid or provided due to higher claims and surrenders and higher policyholder liability remeasurement loss; and (iii) $3.0 million of higher commission expense, driven by higher first year sales (which have higher commission payments) and accrual of expense for renewal commissions we may owe to former independent consultants in Venezuela. Our net income per diluted share of Class A common stock was $0.48 for the year ended December 31, 2023.

Key operating results (comparison of 2023 v. 2022):

↓ $6.7 million of premium revenue

Insurance premiums declined 4% in 2023 compared to 2022, totaling $167.0 million and     $173.7 million, respectively due to:
•13% growth in first year premiums in our Life Insurance segment was more than offset by lower renewal premiums in this segment due to increases in surrenders and expiring matured endowments;
•our property insurance premiums decreased by $4.1 million due to ceasing this business on June 30, 2023.

↑ $3.8 million of net investment income

Net investment income increased 6% in 2023 compared to 2022, totaling $69.3 million and $65.4 million, respectively, from a higher average portfolio yield in 2023 as well as a growing invested asset base. The average yield on our consolidated investment portfolio was 5% in 2023, a 16 basis point increase from 2022.

↑ $6.7 million of total insurance benefits paid or provided

Total insurance benefits paid or provided increased by 5% due primarily to higher surrenders and matured endowments in our Life Insurance segment.

↑ $2.0 million of general operating expenses

Operating expenses increased due to costs related to strategic growth initiatives, our search for a new CEO, and costs related to moving our international business from Bermuda to Puerto Rico.

Financial Condition at December 31, 2023

•Total assets of $1.7 billion.
•Total investments of $1.4 billion; fixed maturity securities comprised 88% of total investments.
•$4.9 billion of direct insurance in force.
•No debt.
•Fully diluted income per share of Class A common stock of $0.48
•Book value per share of Class A common stock of $3.47.

December 31, 2023 | 10-K 33

CITIZENS, INC.

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

Years Ended December 31,		2023		2022
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life Insurance:
International	$399,691,578	4,067	$98,277	$389,338,420	4,330	$89,916
Domestic	53,356,685	4,541	11,750	1,060,000	4	265,000	(1)
Total Life Insurance	453,048,263	8,608	52,631	390,398,420	4,334	90,078
Home Service Insurance	288,867,758	22,429	12,879	284,320,685	26,845	10,591
Total	$741,916,021	31,037		$674,719,105	31,179
(1) The 2022 average domestic policy face amount issued reflects one policy issued for $1.0 million of life insurance in force, driving up the average policy face amount issued.

In 2023, we issued $741.9 million in new insurance, a 10% increase from 2022. As we previously disclosed, our strategic initiatives include the introduction of new products tailored to our specific markets and expansion of our distribution channels through white-label partnerships. These new products and distribution channels helped drive the increase in total insurance issued of $67.2 million.

The number of policies issued almost doubled in our Life Insurance segment. This growth is attributable to our new white label partnerships and final expense products introduced domestically, which accounted for 53% of the number of policies issued and continued strong sales of our international whole life product introduced in 2022, which accounted for 61% of total insurance issued in this segment in 2023.

In our Home Service Insurance segment, the increase in average policy face amounts issued is attributable to sales campaigns that focused on increasing the face amount of insurance sold as well as the introduction of our new whole life product in this segment, which has a higher maximum face value than our legacy products.

December 31, 2023 | 10-K 34

CITIZENS, INC.

REVENUES

Our revenues are primarily generated from insurance renewal premiums and investment income from invested assets. The implementation of LDTI did not impact our revenues; for a discussion of 2022 to 2021 comparisons, see the 2022 10-K.

Years ended December 31, (In thousands)	2023	2022	2021
Revenues:
Premiums:
Life insurance	$164,609	167,586	169,801
Accident and health insurance	1,637	1,278	1,250
Property insurance	793	4,850	3,677
Net investment income	69,254	65,426	61,495
Investment related gains (losses)	760	(10,291)	10,991
Other income	3,627	3,675	3,332
Total revenues	$240,680	232,524	250,546

Total revenues increased in 2023, as we had investment related gains, versus losses in 2022, and higher net investment income.

Years ended December 31, (In thousands)	2023	2022	2021
Premiums:
First year	$19,341	17,529	17,766
Renewal	147,698	156,185	156,962
Total premiums	$167,039	173,714	174,728

Premium Income. Despite higher first year premium revenues in both segments, life insurance premium revenues decreased in 2023 compared to 2022 due to lower renewal premiums. Accident and health insurance premiums increased in 2023 due to sales of our new critical illness products that were launched in late 2022. Property insurance premiums declined in 2023 as we stopped accepting renewal premiums at the end of May and ceased our operations on June 30, 2023.

Our renewal premiums comprised 88% of our total premium revenue in 2023 and 90% in 2022. Renewal premiums declined by 5% in 2023 compared to 2022; as discussed above, the decline in Life Insurance segment renewal premiums is due to the impact from a higher level of surrenders during the last few years and increasing matured endowment benefits.

Our first year premiums increased 10% in 2023 compared to 2022 due to our new product offerings and expanded domestic distribution.

December 31, 2023 | 10-K 35

CITIZENS, INC.

Net Investment Income. Our net investment income and investment performance are summarized as follows:

Years ended December 31, (In thousands, except for %)	2023	2022	2021
Gross investment income:
Fixed maturity securities	$60,127	58,400	55,579
Equity securities	630	650	1,024
Policy loans	6,011	6,189	6,420
Other long-term investments	4,509	2,535	809
Other	576	246	54
Total investment income	71,853	68,020	63,886
Less investment expenses	(2,599)	(2,594)	(2,391)
Net investment income	$69,254	65,426	61,495

Average invested assets, at amortized cost	$1,517,685	1,488,408	1,451,701
Yield on average invested assets	4.56%	4.40%	4.24%

Due to insurance regulations, fixed maturity securities constitute the vast majority, or 88%, of our investment portfolio based on fair value and thus provide the vast majority of our investment income. Our net investment income increased 6% in 2023 compared to in 2022, primarily due to a higher average portfolio yield on our fixed maturity securities in 2023. Long-term investment income increased as our private equity investment asset base grew.

The annualized yield increased by 16 basis points in 2023 compared to 2022 as a result of the rising interest rate environment.

Investment Related Gains (Losses).  We recorded an investment related gain of $0.8 million during 2023, compared to a loss of $10.3 million in 2022. As described above, the gains and losses are primarily related to the fair value change of our limited partnership and equity securities investments, mostly in our Life Insurance segment, due to the volatility in equity markets. We did not sell all of these investments; however, the changes in fair values of our equity securities are reflected as investment related gains or losses in our income statement, in addition to executed transactions that result in a gain or loss.

Other Income. Other income consists primarily of supplemental contracts issued to policyholders in our Life Insurance segment upon the surrender or maturity of their original policies.

December 31, 2023 | 10-K 36

CITIZENS, INC.

BENEFITS AND EXPENSES

Years ended December 31, (In thousands)	2023	2022	2021
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$135,993	119,935	119,735
Increase (decrease) in future policy benefit reserves	(5,624)	4,804	9,773
Policyholder liability remeasurement (gain) loss	4,460	2,884	1,434
Policyholders' dividends	5,542	6,013	6,180
Total insurance benefits paid or provided	140,371	133,636	137,122
Commissions	39,241	36,222	35,463
Other general expenses	47,131	45,177	43,370
Capitalization of deferred policy acquisition costs	(28,301)	(24,899)	(22,740)
Amortization of deferred policy acquisition costs	15,460	14,390	13,445
Amortization of cost of insurance acquired	604	621	757
Goodwill impairment	—	—	12,624
Total benefits and expenses	$214,506	205,147	220,041

Payments of claims and surrenders benefits constitute the majority of our expenses. Total benefits and expenses paid increased in 2023 as compared to same period in 2022 driven by higher surrenders and matured endowments, higher policyholder liability remeasurement loss due to the higher surrenders and $3.0 million of higher commissions, driven by higher first year sales (which have higher commissions) and accrual of expense for renewal commissions we may owe to former independent consultants in Venezuela.

Claims and Surrenders.  Payments of death claims, surrender benefits and matured endowment benefits are our primary uses of cash. The implementation of LDTI did not impact our reporting for Claims and Surrenders; for a discussion of 2022 to 2021 comparisons, see the 2022 10-K.

Years ended December 31, (In thousands)	2023	2022	2021
Claims and surrenders:
Death claim benefits	$22,458	25,758	31,380
Surrender benefits	56,856	48,743	51,638
Endowment benefits	8,296	8,864	9,572
Matured endowment benefits	41,855	31,478	20,304
Property claims	699	780	2,112
Accident and health benefits	458	211	332
Other policy benefits	5,371	4,101	4,397
Total claims and surrenders	$135,993	119,935	119,735
•Death claim benefits decreased 13% in 2023 compared to 2022 due primarily to a lower volume of reported death claims.

•Surrender benefits increased 17% in 2023 compared to 2022 due to surrenders related to international policies that are nearing maturity as well as policies that have passed their surrender charge period. While we have implemented retention initiatives over the past few years, we believe that the high interest rates are negatively affecting these efforts, as policyholders surrender their policies to re-invest the cash values in higher interest rate products.

December 31, 2023 | 10-K 37

CITIZENS, INC.

•Many of our endowment policies are reaching their contractual maturity dates and thus matured endowment benefits are increasing. We anticipated the $10.4 million increase in 2023 based upon the contractual maturity dates and expect continued increases in matured endowment benefits over the next few years as more of these contracts expire.

Increase (Decrease) in Future Policy Benefit Reserves.  Future policy benefit reserves reflect the liability established to provide for the payment of policy benefits that we expect to pay in the future and thus generally increase when we have a larger in force block of business due to higher sales and persistency (i.e., more policies on which we expect to pay future benefits) and decrease when we have lower sales and persistency. LDTI impacted our reported reserves for 2022 and 2021, as LDTI is intended to improve the timeliness of recognizing changes in the liability for future benefits and standardize the rate used to discount future cash flows. Reserves decreased by $5.0 million from 2021 to 2022 and another $10.4 million from 2022 to 2023 despite increases in insurance issued and increases in our in force block of business due to the amount of reserves released in connection with the higher matured endowments and surrenders.

Policyholder Liability Remeasurement (Gain) Loss. Most of our products are long-duration contracts that provide a specified, fixed amount of insurance benefit in exchange for a fixed premium. When a policy is initially issued, we establish a "net premium ratio" ("NPR") using assumptions regarding expected premiums and policyholder benefit liabilities. On a quarterly basis, we review actual versus expected experience in such quarter, which is reported as a policyholder liability remeasurement gain (if better performance than assumptions) or loss (if lower performance than assumptions). The loss increased from 2021 to 2022 and again to 2023 due to unfavorable surrender experience.

Commissions. Commission expenses are a cost of acquiring business, as commissions are the primary compensation paid to our independent consultants and independent agents for selling our products. First year commission rates are higher than renewal commission rates. Commissions fluctuate directly in relation to sales and thus the increase in commissions over the 3-year period ending December 31, 2023 was due to higher first year sales in each period as compared to the prior period. Additionally, commission expense in 2023 was higher due to a $1.3 million accrual of expense for renewal commissions we may owe to former independent consultants in Venezuela.

Other General Expenses.  Total general expenses increased $2.0 million, or 4%, in 2023 compared to 2022. The increase was primarily driven by costs related to strategic growth initiatives, a search for a new CEO and costs related to moving our international business from Bermuda to Puerto Rico. We continue to work on managing controllable operating expenses while investing in growth initiatives.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  We capitalize costs related to successful sales of our insurance products, which include certain commissions, policy issuance costs, and underwriting and agency expenses. These costs vary based upon amounts or premiums received related to new and renewal business. Capitalized DAC increased each year during the 3-year period ended December 31, 2023, which is in line with the increases in new sales activity.  Significantly lower amounts are capitalized related to renewal business in correlation with the lower commissions paid on that business compared to first year business, which has higher commission rates.

Amortization of Deferred Policy Acquisition Costs. Amortization of DAC totaled $15.5 million and $14.4 million in 2023 and 2022, respectively. LTDI also changed the manner in which we amortize DAC and thus reported amounts for 2022 and 2021 have changed. DAC is amortized on a constant level basis over the expected term of the related contracts to approximate straight-line amortization.

Goodwill Impairment. In 2021, we recognized a goodwill impairment in our Life Insurance segment of $12.6 million. The impairment was triggered by increases in our carrying value of the Life Insurance segment due to the release of a $43.8 million uncertain tax position in the fourth quarter of 2021 following the expiration of the statute of limitations for the tax year ended December 31, 2017.

December 31, 2023 | 10-K 38

CITIZENS, INC.

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

The following table sets forth income (loss) before federal income taxes by segment during the periods indicated.

Years ended December 31, (In thousands)	2023	2022	2021
Income before federal income taxes:
Segments:
Life Insurance	$28,621	25,423	31,902
Home Service Insurance	3,013	6,563	4,173
Total Segments	31,634	31,986	36,075
Other Non-Insurance Enterprises	(5,460)	(4,609)	(5,570)
Total income before federal income taxes	$26,174	27,377	30,505

December 31, 2023 | 10-K 39

CITIZENS, INC.

LIFE INSURANCE

Our Life Insurance segment primarily issues ordinary whole life insurance and endowment policies in U.S. dollar-denominated amounts to non-U.S. residents in over 75 countries through over 1,000 active independent marketing consultants as of December 31, 2023. Detailed results of operations for the Life Insurance segment for the periods indicated are as follows:

Years ended December 31, (In thousands)	2023	2022	2021
Revenues:
Premiums:
Life insurance	$121,424	124,156	125,558
Accident and health insurance	721	497	500
Net investment income	54,352	50,680	47,216
Investment related gains (losses), net	301	(8,826)	9,176
Other income	3,605	3,668	3,362
Total revenues	180,403	170,175	185,812
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	113,428	95,576	91,390
Increase (decrease) in future policy benefit reserves	(10,931)	3,894	7,822
Policyholder liability remeasurement (gain) loss	4,153	1,728	829
Policyholders' dividends	5,512	5,990	6,140
Total insurance benefits paid or provided	112,162	107,188	106,181
Commissions	22,896	20,031	18,747
Other general expenses	23,969	23,192	20,846
Capitalization of deferred policy acquisition costs	(20,251)	(17,942)	(16,174)
Amortization of deferred policy acquisition costs	12,895	12,160	11,536
Amortization of cost of insurance acquired	111	123	150
Goodwill impairment	—	—	12,624
Total benefits and expenses	151,782	144,752	153,910
Income (loss) before federal income taxes	$28,621	25,423	31,902

In our Life Insurance segment we reported income before federal income tax of $28.6 million in 2023, as compared to $25.4 million in 2022 and $31.9 million in 2021. As in our consolidated operations, investment related gains and losses caused significant fluctuations from period to period and are not indicative of our operating results. Key operating measures resulted in year-over-year revenue gains in each of the 3-year periods reflected above due to increases in net investment income in each year, and year-over-year benefit and expense increases in each of the 3-year periods due primarily to increases in surrenders and matured endowments and higher commissions, driven by higher first year sales (which have higher commissions) and accrual of expense for renewal commissions we may owe to former independent consultants in Venezuela.

December 31, 2023 | 10-K 40

CITIZENS, INC.

Life Insurance segment premium breakout is detailed below. Since LDTI did not impact reported revenue results, comparisons between the 2022 and 2021 years are not discussed below. See the 2022 10-K for such discussion.

Years ended December 31, (In thousands)	2023	2022	2021
Premiums:
First year	$13,479	11,892	11,420
Renewal	108,666	112,761	114,638
Total premiums	$122,145	124,653	126,058

Premiums. First year premiums increased $1.6 million in 2023 compared to 2022 due to sales of new products and expanded domestic distribution. Our total premiums for 2023 decreased $2.5 million compared to 2022 as renewal premiums declined. We derive most of our premium revenue in the Life Insurance segment from renewal premiums, which decreased 4% in 2023 as compared to 2022. As described above, this decline is due to high surrenders and matured endowments over the last several years.

International Premiums. Life insurance premiums are generated largely from our international policyholders living in over 75 different countries across the globe. The majority of our international premiums are derived from whole life and endowment products. The following table sets forth our direct premiums collected from our top five producing countries of our international life insurance business for the periods indicated.

Years ended December 31, (In thousands, except for %)	2023		2022		2021
Country:
Colombia	$25,453	21.2%	$25,181	20.6%	$24,829	20.2%
Taiwan	17,760	14.8	18,236	14.9	19,042	15.5
Venezuela	15,143	12.6	16,429	13.4	17,788	14.5
Ecuador	13,379	11.1	12,992	10.6	13,115	10.7
Argentina	9,533	7.9	9,251	7.6	9,160	7.5
Other Non-U.S.	38,943	32.4	40,172	32.9	38,871	31.6
Total	$120,211	100.0%	$122,261	100.0%	$122,805	100.0%

Domestic Premiums. Our domestic in-force life insurance business consists primarily of closed blocks of business from various insurance companies we have acquired over the years. As discussed, we have recently re-launched our domestic life insurance business through CICA Domestic by expanding our licenses to new states, developing new final expense and living benefit products, entering into new white label and other distribution agreements and obtaining a B++ A.M. Best rating. Because the majority of this business still consists of closed blocks of business, premiums in our domestic Life Insurance segment were lower in 2023 compared to 2022 despite growth in our newly relaunched business.

Net Investment Income.  Our net investment income increased 7% in 2023 compared to 2022 due to our higher average portfolio yield. The majority of investment income is derived from fixed maturity securities; however, long-term investment income continued to increase as our limited partnership asset base grew.

Investment Related Gains (Losses), Net.  The investment related gains and losses in each period were a result of the change in estimated fair market value for our limited partnerships, as previously discussed.

Claims and Surrenders. The following table sets forth our primary claims and surrender benefits within our Life Insurance segment. LDTI did not impact claims and surrender benefit expenses; for a discussion of 2022 to 2021 comparison see the 2022 10-K.

December 31, 2023 | 10-K 41

CITIZENS, INC.

Years ended December 31, (In thousands)	2023	2022	2021
Claims and surrenders:
Death claim benefits	$4,803	6,091	8,160
Surrender benefits	53,462	45,554	49,439
Endowment benefits	8,289	8,851	9,565
Matured endowment benefits	41,252	30,897	19,709
Accident and health benefits	265	96	135
Other policy benefits	5,357	4,087	4,382
Total claims and surrenders	$113,428	95,576	91,390

The majority of our claims and surrender benefits in our Life Insurance segment were related to payment of surrender benefits and matured endowment benefits. Policy surrenders and matured endowment benefits increased in 2023 as compared to 2022. Many of our endowment policies are reaching their contractual maturity dates and thus matured endowment benefits are increasing. We expect this trend to continue over the next few years. Policy surrenders increased partially due to surrenders related to international policies that are nearing maturity as well as policies that have passed their surrender charge period. Death claims benefits decreased in 2023 compared to 2022. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

Increase (Decrease) in Future Policy Benefit Reserves. The change in future policy benefit reserves decreased in each of the 3-year periods ending December 31, 2023 as a result of reserves released from higher matured endowment and surrender benefits, which decrease was partially offset by increases in insurance issued and increases in our in force block of business.

Policyholder Liability Remeasurement (Gain) Loss. The policyholder liability remeasurement loss increased from 2021 to 2022 and again to 2023 due to unfavorable surrender experience.

Other General Expenses. General expenses increased by 3% in this segment in 2023 compared to 2022 due primarily to expenses related to costs associated with the re-launch of our domestic life insurance business which is a strategic growth initiative.

HOME SERVICE INSURANCE

Our Home Service Insurance products consist primarily of small face amount ordinary whole life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs. In 2021, we added a new whole life product to this market that has higher allowable face values and a new critical illness insurance product. In June 2023, we stopped selling property insurance.

December 31, 2023 | 10-K 42

CITIZENS, INC.

Detailed results of operations for the Home Service Insurance segment for the periods indicated are as follows:

Years ended December 31, (In thousands)	2023	2022	2021
Revenues:
Premiums:
Life insurance	$43,185	43,430	44,243
Accident and health insurance	916	781	750
Property insurance	793	4,850	3,677
Net investment income	13,832	13,632	13,224
Investment related gains (losses), net	522	(1,277)	618
Other income	17	1	7
Total revenues	59,265	61,417	62,519
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	22,565	24,359	28,345
Increase in future policy benefit reserves	5,307	910	1,951
Policyholder liability remeasurement (gain) loss	307	1,156	605
Policyholders' dividends	30	23	40
Total insurance benefits paid or provided	28,209	26,448	30,941
Commissions	16,345	16,191	16,716
Other general expenses	16,690	16,444	14,739
Capitalization of deferred policy acquisition costs	(8,050)	(6,957)	(6,566)
Amortization of deferred policy acquisition costs	2,565	2,230	1,909
Amortization of cost of insurance acquired	493	498	607
Total benefits and expenses	56,252	54,854	58,346
Income (loss) before federal income taxes	$3,013	6,563	4,173

In our Home Service Insurance segment, our net income before federal income taxes decreased by $3.6 million from 2022 to 2023 due primarily to the impact of ceasing our property insurance operations as of June 30, 2023, described above, and higher future policy benefit reserves. Net income before federal income taxes increased from 2021 to 2022 due primarily to lower death claims benefits and fewer hurricane property claims partially offset by investment related losses due to the changes in the fair value of our equity securities and higher other general operating expenses in 2022.

Premiums. Total premium revenue declined in 2023 compared to 2022 due primarily to the impact of ceasing our property insurance operations as of June 30, 2023 and slightly lower life renewal premiums due to lower persistency. Our first year premiums increased 4% in 2023 compared to 2022.

December 31, 2023 | 10-K 43

CITIZENS, INC.

Claims and Surrenders.  Claims and surrender benefits, which are the largest portion of our expenses in the Home Service Insurance segment are summarized below:

Years ended December 31, (In thousands)	2023	2022	2021
Claims and surrenders:
Death claim benefits	$17,655	19,667	23,220
Surrender benefits	3,394	3,189	2,199
Endowment benefits	7	13	7
Matured endowment benefits	603	581	595
Property claims	699	780	2,112
Accident and health benefits	193	115	197
Other policy benefits	14	14	15
Total claims and surrenders	$22,565	24,359	28,345

The majority of claims and surrender benefits in our Home Service Insurance segment are death claim benefits. Death claim benefits decreased 10% in 2023 compared to 2022 due to a lower volume of reported claims. We believe death claims in 2021, and to a lesser extent in 2022 were impacted by COVID-19. Mortality experience is closely monitored by the Company and can fluctuate.

Surrender benefits increased in 2023 compared to 2022. We believe the impact of inflation and curtailment of COVID-19 relief government aid in 2022 is negatively impacting persistency.

Increase in Future Policy Benefit Reserves. Future policy benefit reserves increased in 2023 compared to 2022 due to lower death claims.

Other General Expenses. Other general expenses increased slightly in 2023 compared to 2022 due primarily due to higher employee health benefit costs.

NON-INSURANCE ENTERPRISES

Years ended December 31, (In thousands)	2023	2022	2021
Income (loss) before federal income tax	$(5,460)	(4,609)	(5,570)

This operating unit represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under U.S. GAAP, which typically results in a loss. Revenue in this operating unit consists primarily of net investment income and investment related gains or losses, while expenses consist of other general expenses related to corporate functions. The loss reported for 2023 increased as other general expenses increased for reasons discussed above.

INVESTMENTS

Our investments are an integral part of our business success, as we invest the majority of premiums collected to pay for future benefits and rely on net investment income for our ongoing operations. The administration of our investment portfolio is handled by our management and a third-party investment manager, pursuant to Board-approved investment guidelines. As a primary goal of state insurance regulation is to ensure the solvency of an insurance company, state insurance statutes strictly regulate the types of investments that may be made by insurance companies. The majority of investments are required to be in qualified state, municipal, federal and foreign government obligations and high quality corporate bonds. To a lesser extent, we may invest in preferred and common stock, limited partnerships and mortgage loans. In executing investing activities our management and third-party investment manager are incorporating environmental, social and governance factors into their respective

December 31, 2023 | 10-K 44

CITIZENS, INC.

investment processes as appropriate. These factors include investing in opportunities to help mitigate climate change by pursuing relevant investments across asset classes.

Our cash and invested assets at December 31, 2023 were $1.4 billion, of which 87% was invested in fixed maturity securities, all of which are classified as available-for-sale. We closely monitor the duration of our fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy our insurance obligations.

The following table shows the carrying value of our investments by investment category and cash along with the percentage of each to total invested assets.

As of December 31, (In thousands, except for %)	2023	%	2022	%
Cash and invested assets:
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$9,715	0.7%	$13,278	1.0%
Corporate	787,607	55.1	715,645	52.5
Municipal bonds (1)	287,231	20.1	307,358	22.5
Mortgage-backed (2)	97,294	6.8	99,995	7.3
Asset-backed	57,134	4.0	43,242	3.2
Foreign governments	—	—	101	—
Total fixed maturity securities	1,238,981	86.7	1,179,619	86.5
Short-term investments	—	—	1,241	0.1
Cash and cash equivalents	26,997	1.8	22,973	1.7
Other investments:
Policy loans	75,359	5.3	78,773	5.8
Equity securities	5,282	0.4	11,590	0.8
Other long-term investments	82,725	5.8	69,558	5.1
Total cash and invested assets	$1,429,344	100.0%	$1,363,754	100.0%
(1) Includes $124.2 million and $133.2 million of securities guaranteed by third parties at December 31, 2023 and 2022, respectively.
(2) Includes $96.1 million and $98.8 million of U.S. Government agencies and government-sponsored enterprises at December 31, 2023 and 2022, respectively.

The carrying value of the Company’s fixed maturity securities investment portfolio at December 31, 2023 was $1.24 billion compared to $1.18 billion at December 31, 2022. As discussed above, this increase primarily reflects the impact of interest rate sensitivity on the fair value of our fixed maturity securities. The distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2023 did not materially change from December 31, 2022 – the weighted average was “A” at both dates.

Cash and cash equivalents increased as of December 31, 2023 compared to December 31, 2022 and fluctuates from period-to-period primarily due to the timing of operating and investing activities.

Equity securities decreased as of December 31, 2023 compared to December 31, 2022 as we reduced our mutual fund exposure to take advantage of higher fixed maturity yields.

Other long-term investments increased to $82.7 million as of December 31, 2023, as compared to $69.6 million as of December 31, 2022 due to additional funding of our limited partnership investments.

December 31, 2023 | 10-K 45

CITIZENS, INC.

The following table shows annualized investment yields by segment and on a consolidated basis as of December 31 for each year presented.

Year	Life Insurance	Home Service Insurance	Consolidated
2023	4.58%	4.53%	4.56%
2022	4.40%	4.48%	4.40%
2021	4.26%	4.37%	4.24%

Yields on invested assets vary between segment operations due to different portfolio mixes and durations in each segment's portfolio. The consolidated yields include our other non-insurance enterprises. The annualized yield increased across our segments in 2023 compared to 2022 resulting primarily from the rising interest rate environment.

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

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value.

December 31, (In thousands, except for %)	2023	%	2022	%
AAA	$36,233	2.9%	$36,254	3.1%
AA	337,841	27.3	355,615	30.1
A	394,158	31.8	331,840	28.2
BBB	463,581	37.4	440,457	37.3
BB and other	7,168	0.6	15,453	1.3
Totals	$1,238,981	100.0%	$1,179,619	100.0%

The Company made new investments in investment grade bonds during 2023.  Non-investment grade securities are the result of downgrades of issuers or securities acquired during acquisitions of other companies, as the Company has not purchased below investment grade securities.

December 31, 2023 | 10-K 46

CITIZENS, INC.

As of December 31, 2023, the Company held municipal fixed maturity securities that include third-party guarantees.  Detailed below is a presentation by credit rating of our municipal holdings by funding type.

	December 31, 2023
	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Municipal fixed maturity securities shown including third-party guarantees
AAA	$13,986	13,921	6,783	6,892	—	—	20,769	20,813	6.6%
AA	43,865	44,132	109,319	124,558	6,367	6,554	159,551	175,244	55.8
A	4,145	4,462	88,420	98,623	4,411	4,397	96,976	107,482	34.2
BBB	617	652	4,878	5,323	1,387	1,450	6,882	7,425	2.4
BB and other	2,983	3,169	70	70	—	—	3,053	3,239	1.0
Total	$65,596	66,336	209,470	235,466	12,165	12,401	287,231	314,203	100.0%
Municipal fixed maturity securities shown excluding third-party guarantees
AA	$32,442	32,513	33,874	37,610	3,886	3,822	70,202	73,945	23.5
A	16,745	17,073	98,202	108,317	5,890	6,129	120,837	131,519	41.9
BBB	3,009	3,268	18,680	20,356	—	—	21,689	23,624	7.5
BB and other	13,400	13,482	58,714	69,183	2,389	2,450	74,503	85,115	27.1
Total	$65,596	66,336	209,470	235,466	12,165	12,401	287,231	314,203	100.0%

The table below shows the categories in which the Company held investments in special revenue bonds that were greater than 10% of fair value based upon the Company's portfolio of municipal fixed maturity securities at December 31, 2023.

(In thousands, except for %)	Fair Value	Amortized Cost	% of Total Fair Value
Education	$47,659	53,244	16.6%
Utilities	42,576	46,035	14.8%
Transportation	34,068	40,724	11.9%

The Company's municipal holdings are spread across many states. However, municipal fixed maturity securities from Texas and California comprise the most significant concentration of the total municipal holdings portfolio as of December 31, 2023.

The Company holds 22% and 15% of its municipal holdings in Texas and California issuers, respectively, as of December 31, 2023. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of December 31, 2023.

December 31, 2023 | 10-K 47

CITIZENS, INC.

The table below represents the Company's detailed exposure to municipal bond portfolio by credit rating in Texas at December 31, 2023.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas securities including third-party guarantees
AAA	$13,479	13,416	2,605	2,637	—	—	16,084	16,053
AA	16,432	16,405	13,518	15,170	—	—	29,950	31,575
A	—	—	17,225	21,896	—	—	17,225	21,896
Total	$29,911	29,821	33,348	39,703	—	—	63,259	69,524

Texas securities excluding third-party guarantees
AA	$25,058	24,971	4,496	4,979	—	—	29,554	29,950
A	4,853	4,850	16,245	18,088	—	—	21,098	22,938
BBB	—	—	3,243	3,416	—	—	3,243	3,416
BB and other	—	—	9,364	13,220	—	—	9,364	13,220
Total	$29,911	29,821	33,348	39,703	—	—	63,259	69,524

The table below represents the Company's detailed exposure to municipal bond portfolio by credit rating in California at December 31, 2023.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
California securities including third-party guarantees
AA	$2,076	2,055	29,662	35,281	2,480	2,732	34,218	40,068
A	1,280	1,650	7,079	8,685	—	—	8,359	10,335
BBB	—	—	570	570	—	—	570	570
Total	$3,356	3,705	37,311	44,536	2,480	2,732	43,147	50,973
California securities excluding third-party guarantees
AA	$456	445	4,524	5,259	—	—	4,980	5,704
A	2,900	3,260	15,298	18,721	2,480	2,732	20,678	24,713
BBB	—	—	3,275	3,514	—	—	3,275	3,514
BB and other	—	—	14,214	17,042	—	—	14,214	17,042
Total	$3,356	3,705	37,311	44,536	2,480	2,732	43,147	50,973

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

The Company assesses available-for-sale ("AFS") fixed maturity securities in an unrealized loss position for expected credit losses. The Company did not record any credit valuation allowances on fixed maturity securities in 2023 or 2022.

Gross unrealized losses on AFS fixed maturity securities amounted to $158.7 million as of December 31, 2023 and $205.3 million as of December 31, 2022.  This decrease in gross unrealized losses during 2023 was a result of the increase in average market interest rates at the end of 2023 as compared to 2022.

December 31, 2023 | 10-K 48

CITIZENS, INC.

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

We believe we have established appropriate reinsurance coverage based upon our net retained insured liabilities compared to our surplus.

The effect of reinsurance on premiums is as follows.

Years ended December 31, (In thousands)	2023	2022	2021
Direct premiums	$170,557	176,973	178,806
Reinsurance assumed	68	74	84
Reinsurance ceded	(3,586)	(3,333)	(4,162)
Net premiums	$167,039	173,714	174,728

Our insurance subsidiaries monitor the solvency of their reinsurers in seeking to minimize the risk of loss in the event of default by a reinsurer.  The primary reinsurers of our insurance subsidiaries are large, well-capitalized entities who have ratings by A.M. Best Company ranging from A- (Excellent) to A+ (Superior).

The effect of reinsurance on life insurance in force is as follows.

Years ended December 31, (In millions)	2023	2022	2021
Direct written life insurance in force	$4,922	4,797	4,628
Reinsurance assumed	4	4	4
Reinsurance ceded	(620)	(544)	(466)
Net life insurance in force	$4,306	4,257	4,166

Our property insurance company, SPFIC, carried first and second event catastrophe reinsurance coverage of $11.0 million per event and a retention level of $2.4 million per event until it ceased operations on June 30, 2023.  Thus, SPFIC was responsible for the first $1.0 million of incurred claims and any claims in excess of $11.0 million per event. In addition, SPFIC shared responsibility with our reinsurers for up to an additional $1.4 million of incurred claims should total incurred claims reach $11.0 million per event.

LIQUIDITY AND CAPITAL RESOURCES

Below are our primary capital resources (based on carrying value) at each of December 31, 2023 and 2022.

(In thousands, except for %)	2023	2022
Fixed maturity securities	$1,238,981	1,179,619
Cash and cash equivalents	26,997	22,973

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  In the year ended December 31, 2023, our operations provided $22.1 million of net cash. We manage our insurance operations as described herein in order to ensure that we have stable and reliable sources of cash flows to meet our

December 31, 2023 | 10-K 49

CITIZENS, INC.

obligations. We currently anticipate meeting our short-term and long-term cash needs with cash generated by our insurance operations and from our invested assets. From time-to-time we may raise capital by selling shares in our SIP (as defined below) and we may also access our Credit Facility if needed (also as described below).

PARENT COMPANY LIQUIDITY AND CAPITAL RESOURCES

Citizens is a holding company and has minimal operations of its own. Our assets consist of the capital stock of our subsidiaries, cash and investments. Our liquidity requirements are met primarily from two sources: cash we receive from our operating subsidiaries and our invested assets. We can obtain cash from our insurance subsidiaries in two ways - (1) from dividends, and (2) from fees received for providing administrative services under our service agreements. The ability to receive dividends from our insurance subsidiaries is limited by applicable laws and regulations of Puerto Rico and our U.S. states of domicile (Colorado, Louisiana and Mississippi), which subject insurance operations to significant regulatory restrictions. As discussed in Part I, Item 1, Business and Part I. Item 1A. Risk Factors, these laws and regulations require, among other things, that our insurance subsidiaries maintain minimum capital and surplus requirements, which limit the amount of dividends that can be paid to Citizens. The regulations also require prior approval of our service agreements with the applicable regulatory authority in order to prevent insurance subsidiaries from moving large amounts of cash to the less regulated holding company.

In addition to the above-mentioned sources of cash, we offer a Stock Investment Plan ("SIP"), where investors, policyholders, independent contractors and agents, employees and directors can directly purchase our stock. At our option, purchases of stock under the SIP can be made from newly issued or treasury stock, rather than in the open market, in which case, we can raise capital by selling our shares.

On May 5, 2021, we entered into a 3-year Credit Facility with Regions Bank. See Part IV, Item 15, Note 7, Commitments and Contingencies in the notes to our consolidated financial statements, herein, for a description of the Credit Facility. The Credit Facility may provide additional liquidity to the Company. As of the date of this Form 10-K, we have not borrowed any money under the Credit Facility. We intend to renew the Credit Facility in May 2024.

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium revenues, investment income and investment maturities or sales. Primary cash needs relate to payments of policyholder benefits, investment purchases, and operating expenses. Historically, cash flow from our operations has been sufficient to meet our cash needs. We have not had to liquidate a material amount of investments to pay our expenses. We believe we have adequate capital resources to support the liquidity requirements of our insurance operations if the cash flow from our insurance operations is insufficient to meet our cash needs. See Contractual Obligations and Off-balance Sheet Arrangements below for a discussion of known and estimated cash needs. Cash flow projections and cash flow tests under various market interest rate scenarios are performed annually to assist in evaluating liquidity needs and adequacy.

Cash from Operating Activities. Cash provided by or used in operating activities is an important liquidity metric because it reflects, during a given period, the amount of cash generated that is available to pay our operating expenses, invest in our business or make strategic acquisitions. Cash provided by operating activities was $22.1 million and $56.9 million for the years ended December 31, 2023 and 2022, respectively. Cash provided by operations was higher in 2022 than 2023 primarily due to higher surrender and matured endowment benefits paid in 2023 as well as higher cash used for payment of commissions in 2023 due to increased first year sales.

Cash used in Investing Activities. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows, for the most part, are reinvested in fixed income securities and to a lesser extent limited partnerships or other alternative investments. Net cash outflows from investing activities totaled $14.5 million and $60.7 million for the years ended December 31, 2023 and 2022, respectively. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds. We purchased $72.8 million of fixed maturity securities and we also used $17.3 million to purchase other long-term investments in 2023. 88% of our investments consist of marketable fixed maturity securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

December 31, 2023 | 10-K 50

CITIZENS, INC.

Trends, Demands and Restrictions on our Uses of Cash

Because claims and surrenders are our largest expense, our primary liquidity concerns include significantly higher than expected (i) early policyholder surrenders or (ii) death claims, as well as high levels of matured endowments in a short timeframe.

In order to mitigate the risk of early policyholder surrenders, we include provisions in some of our insurance policies, such as surrender charges, that help limit and discourage early withdrawals. As previously discussed, surrender benefits have been higher than usual the last several years as many of our policies have reached the age where surrender charges have expired and due to other reasons, like the loss of one of our biggest distributors in Venezuela in 2018. To the extent that early surrenders are higher than expected, our liquidity could be negatively impacted. We continue to monitor surrenders and early withdrawals and have implemented retention initiatives over the last few years in an effort to prevent early surrenders and preserve cash where policies are surrendered near maturity.

We experienced increased death claim benefits in 2021, primarily due to the COVID-19 pandemic. Because the pandemic was an unforeseen event that was not priced into our product assumptions, to the extent we continue to experience increased claims and the associated death benefit payouts as a result of the COVID-19 pandemic or any other unforeseen event, our liquidity could be negatively impacted. Some of our policies include pandemic exclusions, and we carry reinsurance to offset some of these risks. However, death claim benefits decreased by 13% in 2023 compared to 2022.

Our endowment products provide the policyholder with alternatives once the policy matures - they can choose to take a lump sum payout or leave the money on deposit at interest with the Company. As of December 31, 2023, 35% of the Company's total insurance in force was in endowment products. Approximately 18% of the endowments in force will mature in the next five years. Policyholder election behavior is unknown, but if too many policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell its investments at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the market rate we are earning on our investments. We currently anticipate that our available operating cash flow and capital resources will be adequate to meet our need for funds, but we will monitor closely our policyholder behavior patterns.

In our CICA Domestic business, we pay advance commissions on some of our insurance products, meaning we pay an agent their commission immediately upon sale of a policy, rather than "as earned", or when premiums are received by us. Because of this, another liquidity concern is the risk that rapid growth in first year sales of these products could create a significant increase in commission payments, which increases expenses and thus reduces our statutory capital until the commissions are recouped from premiums paid. CICA Domestic sales have increased significantly since the third quarter of 2023 and continue to grow rapidly. To mitigate this risk and strain on capital, we may seek options, such as reinsurance or loans at the holding company level (from the Credit Facility or otherwise) that would allow us to reduce the liquidity risk should CICA Domestic's required commission payments exceed current resources. If we are unable to purchase reinsurance protection in amounts that we consider sufficient or unable to borrow money to contribute capital to CICA Domestic, we could be exposed to cash flow strain.

As discussed above, we are subject to regulatory capital requirements that could affect the Company’s ability to access capital from our insurance operations or cause the Company to have to put additional cash in our wholly-owned subsidiaries.

Our domestic companies are subject to minimum capital requirements set by the NAIC in the form of risk-based capital ("RBC"). RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a parental guarantee between Citizens and CICA Domestic, Citizens' wholly-owned subsidiary domiciled in Colorado, to maintain a RBC level above 350%. At December 31, 2023, our domestic insurance subsidiaries were above the required minimum RBC levels.

December 31, 2023 | 10-K 51

CITIZENS, INC.

For CICA Domestic, commission advances are non-admitted assets, which increases required regulatory capital and reduces the excess capital available. As discussed above, management is investigating various options in order to reduce both regulatory capital and liquidity risk should the capital required to support this growth exceed current resources. Citizens may have to contribute capital to CICA Domestic to maintain the required RBC ratio.

CICA International is a Puerto Rico domiciled company. The Insurance Code does not specifically set forth minimum capital and surplus standards, but rather requires that an insurer submit a business plan for approval to the OIC that includes proposed minimum capital and surplus. CICA International is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. CICA International began issuing new business as of January 1, 2023 and received the transfer of all of CICA Bermuda's in force insurance business as of August 31, 2023. On that date, Citizens entered into a Keep Well Agreement with CICA International to replace the Keep Well Agreement that had been in place between Citizens and CICA Bermuda. The Keep Well Agreement requires Citizens to contribute up to $10 million in capital to CICA International as necessary to ensure that CICA International maintains at least either (i) 112% of its required ratio of premiums to capital and surplus, or (ii) 200% of the minimum capital and surplus requirement, whichever is higher. The initial term of the Keep Well Agreement is 12 months. Since CICA International's capital exceeds both of the metrics, Citizens is not required to make a capital contribution. Any capital that Citizens is required to contribute could negatively impact the Company's capital resources and liquidity.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Our material cash requirements from known contractual and other obligations primarily relate to our policy liabilities. Expected timing of those payments are as follows:

Year ended December 31, 2023 (In thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual Obligations:
Investment commitments	$27,299	13,149	11,161	2,989	—
Real estate leases	9,073	1,283	2,489	2,638	2,663
Future policy benefit reserves	1,403,558	56,026	131,253	103,253	1,113,026
Policy claims payable	6,637	6,637	—	—	—
Total contractual obligations	$1,446,567	77,095	144,903	108,880	1,115,689

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

The Company does not have off-balance sheet arrangements at December 31, 2023. We do not utilize special purpose entities as investment vehicles, nor do we invest in any such entities that engage in speculative activities of any nature. In addition, we do not hedge our investment positions.

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

December 31, 2023 | 10-K 52

CITIZENS, INC.

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

VALUATION OF INVESTMENTS IN FIXED MATURITY SECURITIES

Based upon current accounting guidance, investment securities must be classified as held-to-maturity, available-for-sale ("AFS") or trading.  Management determines the appropriate classification at the time of purchase.  The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Fixed maturity securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity. The Company currently does not hold any fixed maturity securities classified as held-to-maturity.  Fixed maturity securities classified as AFS are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income (loss) and are not reported in earnings until realized. Our fixed maturity securities consist primarily of bonds classified as AFS.

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

DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs ("DAC") are costs that are incremental and directly related to the successful acquisition of new or renewal insurance contracts. Such costs include the incremental direct costs of contract acquisition, such as sales commissions; the portion of employees’ total compensation and payroll-related fringe benefits related directly to time spent performing acquisition activities, such as underwriting, issuing, and processing policies for contracts that have actually been acquired; and other costs related directly to acquisition activities that would not have been incurred if the contract had not been acquired.

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

DAC is amortized on a constant level basis over the expected term of the related contracts to approximate straight-line amortization. For the Life Insurance segment, the constant level basis used is policy count in force. For the Home Service Insurance segment, the constant level basis used is face amount in force. The constant level bases used for amortization are projected using mortality and lapse assumptions that are based on the Company’s

December 31, 2023 | 10-K 53

CITIZENS, INC.

experience, industry data, and other factors at the end of each reporting period and are consistent with those used for the liability for future policy benefit life reserves. Annually, the Company completes experience studies to evaluate mortality and lapse assumptions. If those assumptions are updated, the DAC amortization basis is recalculated and the impact of the assumption change will be reflected in the cohort level amortization in future periods.

POLICY LIABILITIES

As premium revenue is recognized, a liability for future policy benefits is accrued. The liability for a future policy benefit is the present value of estimated future policy benefits to be paid to or on behalf of policyholders less the present value of estimated future net premiums to be collected from policyholders. The liability is estimated using current assumptions that include investment yields, discount rate, mortality, lapses and withdrawals. These current assumptions are based on judgements that consider the Company’s historical experience, industry data, and other factors. Annually, the Company completes experience studies to evaluate mortality and lapse assumptions. The results of these studies are used to update current year best estimate assumptions used in establishing benefit liabilities and DAC.

The current discount rate assumption is a yield curve that equals the yield of an upper-medium grade fixed income instrument, based on A-quality corporate bonds. The current discount rate assumption is updated quarterly and used to remeasure the liability at the reporting date, with the resulting change reflected in other comprehensive income. For liability cash flows that are projected beyond the duration of market-observable A credit-rated fixed-income instruments, the Company uses the last market-observable yield level and uses linear interpolation to determine yield assumptions for durations that do not have market observable yields. The locked-in discount rate for policies issued prior to the LDTI transition date equals the rate set at contract issuance. For current year issues, the locked-in discount rate is the average of the current year quarterly discount rates and will change throughout the year as new discount rates are calculated, with the change reflected in net income.

TAX ACCOUNTING

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period in which the change is enacted.  CICA International and CICA Bermuda, wholly-owned subsidiaries of Citizens, are considered controlled foreign corporations for U.S. federal tax purposes. As a result, the insurance activity of CICA International and CICA Bermuda are subject to Subpart F of the Internal Revenue Code and are included in Citizens taxable income on its U.S. federal income tax return. Due to the 0% enacted tax rate in Bermuda there are no deferred taxes recorded for CICA Bermuda's temporary differences. CICA International has applied for a tax exemption decree from the Government of Puerto Rico which will freeze the income tax rate at 4% on any taxable earnings in excess of $1.2 million.

As required by U.S. GAAP, we evaluated the recoverability of deferred tax assets and the establishment of a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized. For the years ended December 31, 2023 and 2022, changes in market conditions including rising interest rates, resulted in deferred tax assets related to the net unrealized capital losses in our investment portfolio. When assessing the need for a valuation allowance on the unrealized capital loss deferred tax assets, we asserted a tax planning strategy to hold a majority of the underlying securities to recovery or maturity. Our ability to assert such a tax planning strategy is dependent upon factors such as our asset/liability matching process, overall investment strategy, projected future product sales and expected liquidity needs. In the event these estimates differ from our prior estimates due to the receipt of new information, we may be required to significantly change the income tax expense recorded in the consolidated financial statements. This includes a further significant decline in the value of assets incorporated into our tax planning strategies which could lead to an increase in our valuation allowance on deferred tax assets having an adverse effect on current and future results.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 8. Financial Statements and Supplementary Data and "Accounting Pronouncements" in Note 1. Summary of Significant Accounting Policies in the notes to our consolidated financial statements.

December 31, 2023 | 10-K 54

CITIZENS, INC.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and reported to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure.

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

Management evaluated the design and operating effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this evaluation, management concluded that our internal control over financial reporting as of December 31, 2023 was effective.

December 31, 2023 | 10-K 55

CITIZENS, INC.

Grant Thornton LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2023. Their attestation report is included in Item 9A(c) of this Annual Report.

(c) ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Citizens, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Citizens, Inc. (a Colorado corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 14, 2024, expressed an unqualified opinion on those consolidated financial statements.

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

December 31, 2023 | 10-K 56

CITIZENS, INC.

become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Miami, Florida
March 14, 2024

(d) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   OTHER INFORMATION

During the three months ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Citizens, Inc. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

December 31, 2023 | 10-K 57

CITIZENS, INC.

PART III

The information in this Part III indicated below is incorporated by reference from other sections of this Annual Report on Form 10-K or from our definitive proxy statement pursuant to General Instruction G(3) of Form 10-K. We plan to file our definitive proxy statement for our 2024 annual meeting of shareholders within 120 days after December 31, 2023.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, the Citizens, Inc. Omnibus Incentive Plan, as of December 31, 2023. See Note 13. Stock Compensation in the notes to our consolidated financial statements for additional information regarding our Omnibus Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	573,978	$3.37	2,234,569

Equity compensation plans not approved by security holders	—	—	—
Total	573,978	$3.37	2,234,569

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

December 31, 2023 | 10-K 58

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

December 31, 2023 | 10-K 59

CITIZENS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Citizens, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Citizens, Inc. (a Colorado corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 14, 2024 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for the liability for future policy benefits, deferred policy acquisition costs, and cost of insurance acquired for all periods presented due to the adoption of Accounting Standard Update No. 2018-12, Financial Services – Insurance (Topic 944) Targeted Improvements to the Accounting for Long-Duration Contracts.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

December 31, 2023 | 10-K 60

CITIZENS, INC.

Assumptions used in the Estimation of the Liability For Future Policy Benefit Reserves - Life Insurance

As described further in Notes 1 and 5 to the financial statements, the Company estimates a liability for future policy benefits which is calculated as the present value of estimated future policy benefits to be paid to or on behalf of policyholders of life insurance contracts, less the present value of estimated future net premiums to be collected from policyholders on those same life insurance contracts. Management’s estimate of the liability for future policy benefit reserves for life insurance was $1.23 billion as of December 31, 2023. The liability is estimated using actuarial assumptions including mortality and lapse. Changes to the mortality and lapse assumptions impact both the timing and amount of estimated future policy payments to be paid and future net premiums to be received on life insurance contracts. These assumptions, which are updated annually, are based on judgements that consider the Company’s historical experience, industry data and other factors. We identified the updating of the mortality and lapse assumptions used in the estimation of the liability for future policy benefit reserves – life insurance as a critical audit matter.

The principal consideration for our determination that the updating of the mortality and lapse assumptions used in the estimation of the liability for future policy benefit reserves for life insurance contracts is a critical audit matter is that the updating of these assumptions requires management to make significant estimates regarding mortality and lapse based on historical experience, industry data and other factors. As such, auditing the updating of such assumptions involved subjective and complex auditor judgment and the involvement of an actuarial specialist.

Our audit procedures related to the updating of the mortality and lapse assumptions used in the estimation of the liability for future policy benefit reserves - life insurance included the following, among others.

•We tested the design and operating effectiveness of management’s review controls over the mortality and lapse assumption updating and approval processes.
•We utilized an actuarial specialist in evaluating management’s methodologies and reasonableness of the assumptions of mortality and lapse, that were used in management’s calculation of future policy benefit reserves on life insurance contracts.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Miami, Florida
March 14, 2024

December 31, 2023 | 10-K 61

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Balance Sheets
December 31, (In thousands)	2023	2022
Assets:
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $1,389,038 and $1,381,318 in 2023 and 2022, respectively)	$1,238,981	1,179,619
Equity securities, at fair value	5,282	11,590
Policy loans	75,359	78,773
Other long-term investments (portion measured at fair value $82,460 and $66,846 in 2023 and 2022, respectively)	82,725	69,558
Short-term investments	—	1,241
Total investments	1,402,347	1,340,781
Cash and cash equivalents	26,997	22,973
Accrued investment income	17,360	17,131
Reinsurance recoverable	3,991	4,560
Deferred policy acquisition costs	175,768	162,927
Cost of insurance acquired	10,043	10,647
Federal income tax receivable	1,546	601
Property and equipment, net	11,809	12,926
Due premiums	11,264	11,829
Other assets (less allowance for losses of $408 and $347 in 2023 and 2022, respectively)	7,803	6,328
Total assets	$1,668,928	1,590,703

See accompanying Notes to Consolidated Financial Statements.

December 31, 2023 | 10-K 62

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Balance Sheets
December 31, continued (In thousands, except share amounts)	2023	2022
Liabilities and Stockholders' Equity:
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,229,253	1,198,647
Accident and health insurance	889	767
Total future policy benefit reserves	1,230,142	1,199,414
Policyholders' funds:
Annuities	133,216	121,422
Dividend accumulations	44,960	41,663
Premiums paid in advance	32,446	36,384
Policy claims payable	6,637	9,884
Other policyholders' funds	7,363	7,501
Total policyholders' funds	224,622	216,854
Total policy liabilities	1,454,764	1,416,268
Commissions payable	3,445	1,967
Deferred federal income tax liability, net	1,102	3,653
Other liabilities	37,488	41,025
Total liabilities	1,496,799	1,462,913
Commitments and contingencies (Notes 7 and 8)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 53,882,661 and 53,758,176 shares issued and outstanding as of December 31, 2023 and 2022, respectively, including shares in treasury of 4,327,810 and 3,935,581 as of December 31, 2023 and 2022	268,675	268,147
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding as of December 31, 2023 and 2022, including shares in treasury of 1,001,714 as of December 31, 2023 and 2022	3,184	3,184
Retained earnings	42,150	16,309
Accumulated other comprehensive income (loss)	(118,155)	(137,044)
Treasury stock, at cost	(23,725)	(22,806)
Total stockholders' equity	172,129	127,790
Total liabilities and stockholders' equity	$1,668,928	1,590,703

See accompanying Notes to Consolidated Financial Statements.

December 31, 2023 | 10-K 63

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Loss)
Years Ended December 31, (In thousands, except share amounts)	2023	2022	2021
Revenues:
Premiums:
Life insurance	$164,609	167,586	169,801
Accident and health insurance	1,637	1,278	1,250
Property insurance	793	4,850	3,677
Net investment income	69,254	65,426	61,495
Investment related gains (losses), net	760	(10,291)	10,991
Other income	3,627	3,675	3,332
Total revenues	240,680	232,524	250,546
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	135,993	119,935	119,735
Increase (decrease) in future policy benefit reserves	(5,624)	4,804	9,773
Policyholder liability remeasurement (gain) loss	4,460	2,884	1,434
Policyholders' dividends	5,542	6,013	6,180
Total insurance benefits paid or provided	140,371	133,636	137,122
Commissions	39,241	36,222	35,463
Other general expenses	47,131	45,177	43,370
Capitalization of deferred policy acquisition costs	(28,301)	(24,899)	(22,740)
Amortization of deferred policy acquisition costs	15,460	14,390	13,445
Amortization of cost of insurance acquired	604	621	757
Goodwill impairment	—	—	12,624
Total benefits and expenses	214,506	205,147	220,041
Income (loss) before federal income tax	26,174	27,377	30,505
Federal income tax expense (benefit)	1,737	1,370	(42,201)
Net income (loss)	24,437	26,007	72,706
Basic Earnings Per Share:
Class A common stock	$0.49	0.52	1.46
Class B common stock	—	—	0.73
Diluted Earnings Per Share:
Class A common stock	0.48	0.51	1.44
Class B common stock	—	—	0.72
Other Comprehensive Income (Loss):
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) arising during period	50,894	(328,673)	(41,123)
Reclassification adjustment for losses (gains) included in net income (loss)	756	104	(243)
Unrealized gains (losses) on fixed maturity securities, net	51,650	(328,569)	(41,366)
Change in current discount rate for liability for future policy benefits	(34,790)	337,776	92,396
Income tax expense (benefit) on other comprehensive income items	(2,029)	7,262	1,449
Other comprehensive income (loss)	18,889	1,945	49,581
Total comprehensive income (loss)	$43,326	27,952	122,287
See accompanying Notes to Consolidated Financial Statements.

December 31, 2023 | 10-K 64

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Stockholders' Equity

	Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
(In thousands)	Class A	Class B

Balance at December 31, 2020	$262,869	3,184	(82,352)	128,255	(11,011)	300,945
Accounting Standards adopted January 1, 2021 (1)	—	—	(52)	(316,825)	—	(316,877)
Comprehensive income (loss):
Net income (loss)	—	—	72,706	—	—	72,706
Other comprehensive income (loss)	—	—	—	49,581	—	49,581
Total comprehensive income (loss)	—	—	72,706	49,581	—	122,287
Acquisition of treasury stock	—	—	—	—	(9,090)	(9,090)
Stock-based compensation	2,692	—	—	—	—	2,692
Balance at December 31, 2021	265,561	3,184	(9,698)	(138,989)	(20,101)	99,957
Comprehensive income (loss):
Net income (loss)	—	—	26,007	—	—	26,007
Other comprehensive income (loss)	—	—	—	1,945	—	1,945
Total comprehensive income (loss)	—	—	26,007	1,945	—	27,952
Acquisition of treasury stock	—	—	—	—	(2,705)	(2,705)
Issuance of common stock	2,244	—	—	—	—	2,244
Stock-based compensation	342	—	—	—	—	342
Balance at December 31, 2022	268,147	3,184	16,309	(137,044)	(22,806)	127,790
Comprehensive income (loss):
Net income (loss)	—	—	24,437	—	—	24,437
Other comprehensive income (loss)	—	—	—	18,889	—	18,889
Total comprehensive income (loss)	—	—	24,437	18,889	—	43,326
Acquisition of treasury stock	—	—	—	—	(919)	(919)
Stock-based compensation	528	—	—	—	—	528
Other (2)	—	—	1,404	—	—	1,404
Balance at December 31, 2023	$268,675	3,184	42,150	(118,155)	(23,725)	172,129

(1) See Note 1 and (2) see Note 11 in the Notes to Consolidated Financial Statements for more details.

See accompanying Notes to Consolidated Financial Statements.

December 31, 2023 | 10-K 65

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows

Years Ended December 31, (In thousands)	2023	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$24,437	26,007	72,706
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment related (gains) losses, net on sales of investments and other assets	(760)	10,291	(10,991)
Net deferred policy acquisition costs	(12,841)	(10,509)	(9,295)
Amortization of cost of insurance acquired	604	621	757
Depreciation	515	536	1,140
Amortization of premiums and discounts on investments	4,940	4,240	5,568
Stock-based compensation	588	461	646
Deferred federal income tax expense (benefit)	860	1,923	1,701
Goodwill Impairment	—	—	12,624
Change in:
Accrued investment income	(229)	(934)	(60)
Reinsurance recoverable	569	979	214
Due premiums	565	(1,081)	561
Future policy benefit reserves	(4,062)	4,694	3,890
Other policyholders' liabilities	10,325	7,553	20,247
Federal income tax payable	(922)	161	(44,678)
Commissions payable and other liabilities	(917)	12,652	(15,450)
Other, net	(1,616)	(674)	875
Net cash provided by (used in) operating activities	22,056	56,920	40,455
Cash Flows from Investing Activities:
Sales of fixed maturity securities, available-for-sale	29,883	33,914	8,238
Maturities and calls of fixed maturity securities, available-for-sale	29,488	44,493	53,089
Purchases of fixed maturity securities, available-for-sale	(72,802)	(120,094)	(94,265)
Sales of equity securities	6,631	500	7,383
Principal payments on mortgage loans	7	1,098	10
Funding of mortgage loans	—	—	(1,000)
Change in policy loans, net	3,414	1,534	3,011
Sales of other long-term investments and real estate	5,394	5,033	24,238
Purchases of other long-term investments	(17,318)	(25,870)	(40,788)
Purchases of property and equipment	(442)	(100)	(1,007)
Sales of property and equipment	—	—	14
Maturities of short-term investments	750	—	—
Sales of short-term investments	499	—	—
Purchases of short-term investments	—	(1,250)	—
Net cash provided by (used in) investing activities	(14,496)	(60,742)	(41,077)

See accompanying Notes to Consolidated Financial Statements.

December 31, 2023 | 10-K 66

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows

Years Ended December 31, (In thousands)	2023	2022	2021
Cash Flows from Financing Activities:
Annuity deposits	$7,129	8,626	8,839
Annuity withdrawals	(9,686)	(8,546)	(7,763)
Issuance of common stock	—	2,244	2,255
Acquisition of treasury stock	(919)	(2,705)	(9,090)
Other	(60)	(118)	(456)
Net cash used in financing activities	(3,536)	(499)	(6,215)
Net increase (decrease) in cash and cash equivalents	4,024	(4,321)	(6,837)
Cash and cash equivalents at beginning of year	22,973	27,294	34,131
Cash and cash equivalents at end of year	$26,997	22,973	27,294

SUPPLEMENTAL DISCLOSURE OF OPERATING ACTIVITIES:

Cash paid for income taxes during 2023, 2022 and 2021 was $1.8 million, $0.3 million and $1.2 million, respectively.

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During 2023, 2022 and 2021, various fixed maturity issuers exchanged securities with book values of $5.4 million, $6.9 million and $12.1 million, respectively, for securities of equal value.

The Company recognized right-of-use assets of $0.1 million and $0.4 million in exchange for new operating lease liabilities during 2023 and 2022, respectively, and none during 2021.

See accompanying Notes to Consolidated Financial Statements.

December 31, 2023 | 10-K 67

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements of Citizens, Inc. and its wholly-owned subsidiaries have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP").

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens" or the "Company"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA Domestic"), CICA Life Ltd. ("CICA Bermuda"), CICA Life, A.I., a Puerto Rico company ("CICA International"), Citizens National Life Insurance Company ("CNLIC"), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Magnolia Guaranty Life Insurance Company ("MGLIC"), Computing Technology, Inc. ("CTI"), Nexo Global Services LLC, a Puerto Rico holding company ("Nexo") and Nexo Enrollment Services LLC, a Puerto Rico service company ("NES").  All significant inter-company accounts and transactions have been eliminated. Citizens and its wholly-owned subsidiaries are collectively referred to as the "Company," "we," "it," "us," or "our".

Our Life Insurance segment operates through CICA International and CICA Domestic. Until December 31, 2022, our international life insurance business operated through CICA Bermuda. Beginning January 1, 2023, all new international policies are issued by CICA International. These companies provide U.S. dollar-denominated endowment contracts internationally, which are principally accumulation contracts that incorporate an element of life insurance protection and ordinary whole life insurance in U.S. dollar-denominated amounts sold to non-U.S. residents. These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations. On August 31, 2023, CICA Bermuda transferred all of its insurance in force business to CICA International. Prior to July 1, 2023, our domestic life insurance business operated through CICA Domestic and CNLIC. CICA Domestic issues ordinary whole life, final expense, life products with living benefits, critical illness and credit life and disability policies throughout the U.S. and CNLIC issued ordinary whole life and critical illness policies through June 30, 2023. CNLIC merged into CICA Domestic on July 1, 2023.

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

SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

Investment securities are classified as held-to-maturity ("HTM"), available-for-sale ("AFS") or trading.  Management determines the appropriate classification at the time of purchase.  The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Fixed maturity securities are classified as HTM and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity.  Securities classified as AFS are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income (loss) and are not reported in earnings until realized.  Our fixed maturity securities consist primarily of bonds classified as AFS.  The Company does not classify any fixed maturity securities as trading or as HTM.  Equity securities are measured at fair value with the change in fair value recorded through net income (loss).

Unrealized gains (losses) of fixed maturity securities held as AFS are shown as a separate component of stockholders' equity, net of tax, and is a separate component of other comprehensive income (loss).

The Company assesses AFS fixed maturity securities in an unrealized loss position for expected credit losses. First, we assess whether we intend to sell, or it is more likely than not that we will be required to sell, the security

December 31, 2023 | 10-K 68

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The Company made a policy election to exclude accrued interest from the amortized cost of AFS fixed maturity securities and report accrued interest separately in accrued investment income on the consolidated balance sheets. AFS fixed maturity securities are placed on non-accrual status when we no longer expect to receive all contractual amounts due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status. Accordingly, we do not recognize an allowance for credit loss against accrued interest receivable.

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

The Company had cash equivalents and fixed maturity securities with an aggregate fair value of $8.6 million and $9.8 million at December 31, 2023 and 2022, respectively, on deposit with various state regulatory authorities to fulfill statutory requirements.

SHORT-TERM INVESTMENTS

The Company considers investments maturing within one year at acquisition as short-term. These securities are carried at fair value.

CASH AND CASH EQUIVALENTS

Cash consists of balances on hand and on deposit in banks and financial institutions. Cash equivalents consists of securities whose duration does not exceed 90 days at the date of acquisition.

December 31, 2023 | 10-K 69

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

DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs (“DAC”) are costs that are incremental and directly related to the successful acquisition of new or renewal insurance contracts. Such costs include the incremental direct costs of contract acquisition, such as sales commissions; the portion of employees’ total compensation and payroll-related fringe benefits related directly to time spent performing acquisition activities, such as underwriting, issuing and processing policies for contracts that have actually been acquired; and other costs related directly to acquisition activities that would not have been incurred if the contract had not been acquired.

Contracts are grouped by contract type and issue year into cohorts consistent with the grouping used in estimating the associated liability. DAC is amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. For the Life Insurance segment, the constant level basis used is policy count in force. For the Home Service Insurance segment, the constant level basis used is face amount in force. The constant level bases used for amortization are projected using mortality and lapse assumptions that are based on the Company’s experience, industry data, and other factors at the end of each reporting period and are consistent with those used for the liability for future policy benefit life reserves. Annually, the Company completes experience studies with respect to mortality and lapse assumptions. If those assumptions are updated, the DAC amortization basis is recalculated and the effect of the assumption change will be reflected in the cohort level amortization in future periods.

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

Amortization of DAC is included in the consolidated statements of operations and comprehensive income (loss). The DAC balance on the consolidated balance sheets is reduced for actual experience in excess of expected experience. Changes in future estimates are recognized prospectively over the remaining expected contract term.

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

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests are based initially on an estimate of the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years.  Management believes that our COIA is recoverable for the years ended December 31, 2023 and 2022.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

December 31, 2023 | 10-K 70

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

We recorded an impairment of $12.6 million in 2021 in our Life Insurance segment caused by increases in our carrying value of the segment due to recognition of a $43.8 million uncertain tax position in the fourth quarter of 2021, following the expiration of the statute of limitations on the tax year ended December 31, 2017. This impairment is recorded on the consolidated statements of operations and comprehensive income (loss). The Company has no remaining goodwill as of December 31, 2021.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost less accumulated depreciation.  Depreciation of property and equipment is computed using the straight-line method over the useful lives of the assets, ranging from three years to thirty years.

The following is a summary of property and equipment.

December 31, (In thousands)	2023	2022
Property and equipment:
Home office, land and buildings	$3,980	3,980
Furniture and equipment	1,389	1,267
Electronic data processing equipment and computer software	7,800	7,485
Real estate and equipment leases (See Note 8)	9,073	10,116
Total property and equipment	22,242	22,848
Accumulated depreciation	(10,433)	(9,922)
Property and equipment, net	$11,809	12,926

The Company has several lease agreements for real estate and equipment, such as its corporate home office, Puerto Rico service center and several district office locations related to our Home Service Insurance segment. The Company recognizes these lease agreements on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability. The Company uses its estimated incremental borrowing rate, which is derived from information available at lease commencement date, in determining the present value of lease payments.

FUTURE POLICY BENEFITS AND EXPENSES

As premium revenue is recognized, a liability for future policy benefits, which is the present value of estimated future policy benefits to be paid to or on behalf of policyholders less the present value of estimated future net premiums to be collected from policyholders, is accrued. The liability is estimated using current assumptions that include

December 31, 2023 | 10-K 71

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

discount rate, mortality and lapses. These current assumptions are based on judgements that consider the Company’s historical experience, industry data, and other factors.

Our traditional and limited-payment contracts are grouped into cohorts by contract type and issue year. Our reporting cohorts are (i) Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy, and (ii) Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies. The liability is adjusted for differences between actual and expected experience. The Company reviews its historical cash flow assumptions quarterly and in the third quarter of the year, the Company reviews its future cash flow assumptions. The net premium ratio used to calculate the liability is updated each quarter based on the current period's actual experience relative to expected experience. The revised net premium ratio is used to derive an updated liability for future policy benefits as of the beginning of the current reporting period, discounted at the locked-in discount rate. This amount is then compared to the carrying amount of the liability as of that same date, before the updating of cash flow assumptions, to determine the current period change in liability estimate. The current period change in the liability is the policyholder liability remeasurement gain or loss and is presented as a separate component of total insurance benefits paid or provided in the consolidated statements of operations and comprehensive income (loss). In subsequent periods, the revised net premiums are used to measure the liability for future policy benefits, subject to future revisions.

For traditional and limited-payment contracts, the current discount rate assumption is a yield curve that equals the yield of an upper-medium grade fixed income instrument, based on A-quality corporate bonds. The Company selects fixed-income instruments that have been A rated by one of the major credit rating agencies, such as Moody’s, Standard & Poor’s, or Fitch. The current discount rate assumption is updated quarterly and used to remeasure the liability at the reporting date, with the resulting change reflected in other comprehensive income. For liability cash flows that are projected beyond the duration of market-observable A credit-rated fixed-income instruments, the Company uses the last market-observable yield level and linear interpolation to determine yield assumptions for durations that do not have market observable yields. The locked-in discount rate for policies issued prior to transition equals the rate set at contract issuance. For current year issues, the locked-in discount rate is the average of the current year quarterly discount rates and will change throughout the year as new discount rates are calculated, with the change reflected in net income.

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

Anticipated investment income is not considered in determining whether a premium deficiency exists with respect to short-duration contracts.  Premium deposits accrue interest at rates ranging from 1.5% to 6.0% per annum.  The cost of insurance is included in the premium when collected and interest is credited annually to deposit accounts.

DEFERRED PROFIT LIABILITY

For limited-payment products, gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (“DPL”). Gross premiums are measured using assumptions consistent with those used in the measurement of the liability for future policy benefit life reserves, including discount rate, mortality and lapses.

The DPL is amortized and recognized in net income within the increase (decrease) in future policy benefit reserves. The amortization basis for the DPL is the present value of insurance in force for life insurance contracts. Interest is accreted on the balance of the DPL using the locked-in discount rate. The Company reviews and updates its estimates of cash flows for the DPL at the same time as the estimates of cash flows for the liability for future policy benefit life reserves. The DPL is updated each quarter based on the current period's actual experience relative to

December 31, 2023 | 10-K 72

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

expected experience with the changes recorded within the increase (decrease) in future policy benefit reserves in the consolidated statements of operations and comprehensive income (loss). On the consolidated balance sheets, DPL is recorded as a component of the liability for future policy benefit life reserves.

PARTICIPATING POLICIES

At December 31, 2023 and 2022, participating business approximated 51% and 55%, respectively, of direct life insurance in force.

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

A gain contingency is an uncertain situation that will be resolved in the future, possibly resulting in a gain. We do not allow the recognition of a gain contingency prior to settlement of the underlying event. There were none as of December 31, 2023 and 2022.

PREMIUM REVENUE AND RELATED EXPENSES

Premiums on life policies are recognized as earned when due.  Premiums paid in advance on the consolidated balance sheets are held on deposit and accrue interest at rates ranging from 1.5% to 6.0% until such time as the premiums become due. Premiums on accident and health policies are recognized as revenue over the contract period on a pro rata basis.  Benefits and expenses are associated with earned premiums resulting in the recognition of profits over the estimated lives of the contracts.  This matching is accomplished by means of a provision for future policy benefits and the capitalization and amortization of deferred policy acquisition costs and amortization of deferred profit liability for limited pay plans.

Annuity policies, primarily flexible premium fixed annuity products, are accounted for in a manner consistent with accounting for interest bearing financial instruments.  Premium receipts are not reported as revenue, rather as deposit liabilities to annuity contracts.  The annuity products issued do not include fees or other such charges. There is also a block of annuity products accounted for as FAS97 insurance products. Reserves are set up for surrenders and death benefits. Acquisition costs and premium loads are capitalized and amortized.

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

December 31, 2023 | 10-K 73

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company releases stranded tax effects in accumulated other comprehensive income on an aggregate portfolio basis.

EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share are computed under the if-converted method for convertible securities and the treasury stock method for warrants, giving effect to all potential dilutive common stock, including options, warrants and convertible/redeemable preferred stock.  The basic and diluted earnings per share of Class B common stock are one half the earnings per share of the Class A common stock. We hold 100% of our Class B common stock in treasury.

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

December 31, 2023 | 10-K 74

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

At transition, the Company recorded a charge of $0.1 million to retained earnings, net of tax, primarily from capping net premium ratios for certain policyholder benefit cohorts at 100%, increasing reserves for certain non-premium paying cohorts and flooring certain DAC cohorts at zero. Other comprehensive income (loss) ("OCI") was reduced by $316.8 million primarily due to the difference in the discount rate used prior to transition and the discount rate at January 1, 2021. The Company also removed shadow adjustments previously recorded in OCI for the impact of unrealized gains and losses on annuity products that previously amortized unearned revenue, DAC and COIA over expected future gross profits.

December 31, 2023 | 10-K 75

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Impacts to Previously Reported Results

Adoption of the standard impacted our previously reported consolidated financial results as follows:

As of December 31, 2022 (In thousands)	As Previously Reported	Adoption of New Standard	Post Adoption
Consolidated Balance Sheet
Deferred policy acquisition costs	$140,167	22,760	162,927
Cost of insurance acquired	10,260	387	10,647
Deferred tax asset, net	2,414	(2,414)	—
Total assets	1,569,970	20,733	1,590,703

Future policy benefit reserves:
Life insurance	1,305,506	(106,859)	1,198,647
Annuities	91,234	(91,234)	—
Policyholders' funds:
Annuities	—	121,422	121,422
Other policyholders' funds	40,497	(32,996)	7,501
Deferred federal income tax liability, net	—	3,653	3,653
Total liabilities	1,568,927	(106,014)	1,462,913

Retained earnings (accumulated deficit)	(52,203)	68,512	16,309
Accumulated other comprehensive income (loss)	(195,279)	58,235	(137,044)
Total stockholders' equity	1,043	126,747	127,790

	Year Ended December 31, 2022			Year Ended December 31, 2021
(In thousands, except per share amounts)	As Previously Reported	Adoption of New Standard	Post Adoption	As Previously Reported	Adoption of New Standard	Post Adoption
Consolidated Statements of Operations
Increase (decrease) in future policy benefit reserves	$29,640	(24,836)	4,804	36,444	(26,671)	9,773
Policyholder liability remeasurement (gain) loss	—	2,884	2,884	—	1,434	1,434
Amortization of deferred policy acquisition costs	26,529	(12,139)	14,390	24,952	(11,507)	13,445
Amortization of cost of insurance acquired	974	(353)	621	1,206	(449)	757
Federal income tax expense (benefit)	(429)	1,799	1,370	(43,475)	1,274	(42,201)
Net income (loss)	(6,638)	32,645	26,007	36,787	35,919	72,706
Basic earnings (losses) per share of Class A common stock	(0.13)	0.65	0.52	0.74	0.72	1.46
Basic earnings (losses) per share of Class B common stock	—	—	—	0.37	0.36	0.73
Diluted earnings (losses) per share of Class A common stock	(0.13)	0.64	0.51	0.73	0.71	1.44
Diluted earnings (losses) per share of Class B common stock	—	—	—	0.36	0.36	0.72

December 31, 2023 | 10-K 76

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended December 31, 2022			Year Ended December 31, 2021
(In thousands)	As Previously Reported	Adoption of New Standard	Post Adoption	As Previously Reported	Adoption of New Standard	Post Adoption
Consolidated Statement of Comprehensive Income (Loss)
Unrealized holding gains (losses) arising during period	$(330,765)	2,196	(328,569)	(5,298)	(36,068)	(41,366)
Change in current discount rate for liability for future policy benefits	—	337,776	337,776	—	92,396	92,396
Income tax expense (benefit) on other comprehensive income items	(17,994)	25,256	7,262	5,465	(4,016)	1,449
Other comprehensive income (loss)	(312,771)	314,716	1,945	(10,763)	60,344	49,581
Total comprehensive income (loss)	(319,409)	347,361	27,952	26,024	96,263	122,287

On June 30, 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820: Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies that contractual restrictions on equity security sales are not considered part of the security unit of account and, therefore, are not considered in measuring fair value. In addition, the amendments clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. Disclosures on such restrictions are also required. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and are required to be applied prospectively, with any adjustments from the adoption recognized in earnings and disclosed. Early adoption is available. Citizens' elected to adopt this standard as of December 31, 2023 as adoption of this standard has no impact on our consolidated financial statements.

ACCOUNTING STANDARDS NOT YET ADOPTED

On November 27, 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This amendment expands a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is available. Although the ASU only requires additional disclosures about the Company's operating segments, the Company is currently evaluating the effects of adopting this guidance on the consolidated financial statements.

On December 14, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the state and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024 and early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting this pronouncement on the consolidated financial statements.

No other new accounting pronouncement issued or effective during 2023 had, or is expected to have, a material impact on our consolidated financial statements.

December 31, 2023 | 10-K 77

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(2) INVESTMENTS

The Company invests primarily in fixed maturity securities, which totaled 86.7% of total cash and invested assets at December 31, 2023.

Carrying Value as of December 31, (In thousands, except for %)	2023	%	2022	%
Cash and invested assets:
Fixed maturity securities	$1,238,981	86.7%	$1,179,619	86.5%
Equity securities	5,282	0.4	11,590	0.8
Policy loans	75,359	5.3	78,773	5.8
Other long-term investments	82,725	5.8	69,558	5.1
Short-term investments	—	—	1,241	0.1
Cash and cash equivalents	26,997	1.8	22,973	1.7
Total cash and invested assets	$1,429,344	100.0%	$1,363,754	100.0%

The following table represents the amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities as of December 31, 2023 and 2022.

December 31, 2023 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$5,983	127	48	6,062
U.S. Government-sponsored enterprises	3,404	250	1	3,653
States and political subdivisions	314,203	2,160	29,132	287,231
Corporate:
Financial	266,485	2,066	31,255	237,296
Consumer	250,672	2,145	37,094	215,723
Utilities	123,625	615	20,253	103,987
Energy	73,808	64	8,049	65,823
All other	185,153	956	21,331	164,778
Commercial mortgage-backed	171	—	—	171
Residential mortgage-backed	107,174	9	10,060	97,123
Asset-backed	58,360	290	1,516	57,134
Total fixed maturity securities	$1,389,038	8,682	158,739	1,238,981

December 31, 2023 | 10-K 78

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

December 31, 2022 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$9,425	152	9	9,568
U.S. Government-sponsored enterprises	3,434	277	1	3,710
States and political subdivisions	344,208	1,114	37,964	307,358
Corporate:
Financial	243,758	512	42,383	201,887
Consumer	247,824	758	47,138	201,444
Utilities	115,738	39	23,790	91,987
Energy	76,065	—	11,395	64,670
All other	184,022	683	29,048	155,657
Commercial mortgage-backed	171	—	2	169
Residential mortgage-backed	110,582	9	10,765	99,826
Asset-backed	45,991	18	2,767	43,242
Foreign governments	100	1	—	101
Total fixed maturity securities	$1,381,318	3,563	205,262	1,179,619

Most of the Company's equity securities are invested in a non-redeemable preferred stock fund at December 31, 2023.

Fair Value as of December 31, (In thousands)	2023	2022
Equity securities:
Stock mutual funds	$—	2,615
Bond mutual funds	740	4,337
Common stock	665	857
Non-redeemable preferred stock	7	8
Non-redeemable preferred stock fund	3,870	3,773
Total equity securities	$5,282	11,590

VALUATION OF INVESTMENTS

AFS fixed maturity securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income (loss). The Company recognized net investment related losses of $0.2 million and $2.7 million on equity securities held for the years ended December 31, 2023 and 2022, respectively and net investment related gains of $0.4 million for the year ended December 31, 2021.

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

December 31, 2023 | 10-K 79

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The Company's best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, and current delinquency rates.  These assumptions require the use of significant management judgement and include the probability of issuer default and estimates regarding timing and amount of expected recoveries, which may include estimating the underlying collateral value.  In addition, projections of expected future fixed maturity security cash flows may change based upon new information regarding the performance of the issuer. Any credit losses are presented as an allowance rather than as a write-down on AFS fixed maturity securities management does not intend to sell or believes that it is more likely than not we will be required to sell.

The Company recorded no credit valuation losses on fixed maturity securities for the years ended December 31, 2023 and 2022.

For fixed maturity security investments that have unrealized losses as of December 31, 2023 and 2022, the gross unrealized losses and related fair values that have been in a continuous unrealized loss position by timeframe are as follows.

December 31, 2023	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Fixed maturity securities:
Available-for-sale securities:
U.S. Treasury securities	$1,203	40	5	65	8	2	1,268	48	7
U.S. Government-sponsored enterprises	221	1	1	—	—	—	221	1	1
States and political subdivisions	19,540	357	35	164,264	28,775	192	183,804	29,132	227
Corporate:
Financial	12,584	383	19	176,521	30,872	217	189,105	31,255	236
Consumer	10,175	265	16	176,725	36,829	223	186,900	37,094	239
Utilities	3,596	66	20	85,169	20,187	137	88,765	20,253	157
Energy	3,291	57	1	59,392	7,992	76	62,683	8,049	77
All Other	7,864	185	10	141,865	21,146	169	149,729	21,331	179
Residential mortgage-backed	849	38	5	95,806	10,022	86	96,655	10,060	91
Asset-backed	4,757	111	8	32,764	1,405	40	37,521	1,516	48
Total fixed maturity securities	$64,080	1,503	120	932,571	157,236	1,142	996,651	158,739	1,262

December 31, 2023 | 10-K 80

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

December 31, 2022	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Fixed maturity securities:
Available-for-sale securities:
U.S. Treasury securities	$—	—	—	64	9	2	64	9	2
U.S. Government-sponsored enterprises	223	1	1	—	—	—	223	1	1
States and political subdivisions	189,084	30,866	242	14,184	7,098	14	203,268	37,964	256
Corporate:
Financial	182,447	39,122	237	6,144	3,261	16	188,591	42,383	253
Consumer	164,224	34,823	220	23,417	12,315	30	187,641	47,138	250
Utilities	73,483	15,959	152	16,413	7,831	18	89,896	23,790	170
Energy	59,053	9,601	75	5,617	1,794	8	64,670	11,395	83
All Other	140,955	25,337	171	7,910	3,711	15	148,865	29,048	186
Commercial mortgage-backed	168	2	2	—	—	—	168	2	2
Residential mortgage-backed	98,758	10,514	95	759	251	5	99,517	10,765	100
Asset-backed	37,067	2,485	41	4,264	282	9	41,331	2,767	50
Total fixed maturity securities	$945,462	168,710	1,236	78,772	36,552	117	1,024,234	205,262	1,353

In each category of our fixed maturity securities described above, we do not intend to sell our investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. At December 31, 2023 and 2022, 99.4% and 98.7%, respectively, of the fair value of our fixed maturity securities portfolio was rated investment grade. While the losses are currently unrealized, we continue to monitor all fixed maturity securities on an on-going basis as future information may become available which could result in an allowance being recorded.

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

The amortized cost and fair value of fixed maturity securities at December 31, 2023 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

(In thousands)	Amortized Cost	Fair Value
Fixed maturity securities:
Due in one year or less	$11,055	11,017
Due after one year through five years	122,681	121,443
Due after five years through ten years	296,313	290,023
Due after ten years	958,989	816,498
Total fixed maturity securities	$1,389,038	1,238,981

There were no investments that were non-income producing for the years ended December 31, 2023 or 2022.

December 31, 2023 | 10-K 81

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Major categories of net investment income are summarized as follows:

Years ended December 31, (In thousands)	2023	2022	2021
Gross investment income:
Fixed maturity securities	$60,127	58,400	55,579
Equity securities	630	650	1,024
Policy loans	6,011	6,189	6,420
Other long-term investments	4,509	2,535	809
Other	576	246	54
Total investment income	71,853	68,020	63,886
Investment expenses	(2,599)	(2,594)	(2,391)
Net investment income	$69,254	65,426	61,495

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

Years ended December 31, (In thousands)	2023	2022	2021
Fixed maturity securities, available-for-sale:
Proceeds	$29,883	33,914	8,238
Gross realized gains	53	120	189
Gross realized losses	602	112	1

Equity securities:
Proceeds	$6,631	500	7,383
Gross realized gains	568	44	—
Gross realized losses	55	—	149

Investment related gains (losses) are as follows:

Years ended December 31, (In thousands)	2023	2022	2021
Investment related gains (losses):
Sales, calls and maturities:
Fixed maturity securities	$(756)	(104)	243
Equity securities	513	62	(152)
Real estate	—	—	981
Property and equipment	—	—	13
Other long-term investments	342	2,320	1,892
Investment related gains (losses)	99	2,278	2,977
Change in fair value of equity securities	(190)	(2,665)	376
Change in fair value of limited partnerships	912	(9,667)	7,452
Change in credit loss allowance	(61)	(237)	186
Net investment related gains (losses)	$760	(10,291)	10,991

December 31, 2023 | 10-K 82

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

December 31, 2023 | 10-K 83

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables set forth our assets that are measured at fair value on a recurring basis.

December 31, 2023 (In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Fixed maturity securities, available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$6,062	3,653	—	9,715
States and political subdivisions	—	287,231	—	287,231
Corporate	43	787,564	—	787,607
Commercial mortgage-backed	—	171	—	171
Residential mortgage-backed	—	97,123	—	97,123
Asset-backed	—	57,134	—	57,134
Total fixed maturity securities available-for-sale	6,105	1,232,876	—	1,238,981

Equity securities:
Bond mutual funds	740	—	—	740
Common stock	665	—	—	665
Non-redeemable preferred stock	7	—	—	7
Non-redeemable preferred stock fund	3,870	—	—	3,870
Total equity securities	5,282	—	—	5,282
Other long-term investments (1)	—	—	—	82,460
Total financial assets	$11,387	1,232,876	—	1,326,723
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
December 31, 2023 | 10-K 84

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

December 31, 2022 (In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Fixed maturity securities, available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$9,567	3,711	—	13,278
States and political subdivisions	—	307,358	—	307,358
Corporate	44	715,601	—	715,645
Commercial mortgage-backed	—	169	—	169
Residential mortgage-backed	—	99,826	—	99,826
Asset-backed	—	43,242	—	43,242
Foreign governments	—	101	—	101
Total fixed maturity securities available-for-sale	9,611	1,170,008	—	1,179,619

Equity securities:
Stock mutual funds	2,615	—	—	2,615
Bond mutual funds	4,337	—	—	4,337
Common stock	857	—	—	857
Non-redeemable preferred stock	8	—	—	8
Non-redeemable preferred stock fund	3,773	—	—	3,773
Total equity securities	11,590	—	—	11,590
Other long-term investments (1)	—	—	—	66,846
Total financial assets	$21,201	1,170,008	—	1,258,055
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

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At December 31, 2023, fixed maturity securities, valued using a third-party pricing source, totaled $1.2 billion for Level 2 assets and comprised 92.9% of total reported fair value of our financial assets. The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades. In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness. There were no Level 3 assets as of December 31, 2023 and 2022. For the year ended December 31, 2023, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Limited partnerships. The Company considers the net asset value ("NAV") to represent the value of the investment fund and is measured by the total value of assets minus the total value of liabilities. The following table includes information related to our investments in limited partnerships that calculate NAV per share. For these investments, which are measured at fair value on a recurring basis, we use the NAV per share to measure fair value. The Company recognized net investment related gains of $0.9 million and $7.5 million on limited partnerships held for the years ended December 31, 2023 and 2021, respectively, and losses of $9.7 million for the year ended

December 31, 2023 | 10-K 85

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

December 31, 2022. These investments are included in other long-term investments on the consolidated balance sheets.

		December 31, 2023			December 31, 2022
(In thousands, except years)		Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)	Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)
	Description
Limited partnerships:
Middle market	Investments in privately-originated, performing senior secured debt primarily in North America-based companies	$34,858	3,452	4	$33,234	6,011	5
Global equity fund	Investments in common stocks of U.S., international developed and emerging markets with a focus on long-term capital growth	10,345	—	0	9,037	—	0
Late-stage growth	Investments in private late-stage, established companies seeking capital to accelerate growth prior to an IPO or sale	20,524	14,271	4 to 6	16,892	18,444	5 to 7
Infrastructure	Investments in environmental infrastructure and related technology, focusing on renewable power generation and distribution	16,733	9,576	10	7,683	4,107	11
Total limited partnerships		$82,460	27,299		$66,846	28,562

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated financial statements not otherwise disclosed for the periods indicated were as follows:

	December 31, 2023		December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Policy loans	$75,359	75,359	78,773	78,773
Residential mortgage loans	42	42	49	50
Cash and cash equivalents	26,997	26,997	22,973	22,973
Financial liabilities:
Annuity - investment contracts	67,690	63,283	67,344	61,701

Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at both December 31, 2023 and 2022 and no specified maturity dates.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable. Therefore, the fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets and are considered Level 3 assets in the fair value hierarchy.

December 31, 2023 | 10-K 86

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Residential mortgage loan. The mortgage loan is secured principally by a residential property.  The interest rate for this loan was 7.0% at December 31, 2023 and 2022. At December 31, 2023, the remaining loan matures in five years.  Management estimated the fair value using an annual interest rate of 6.25% at both December 31, 2023 and 2022. Our mortgage loan is considered a Level 3 asset in the fair value hierarchy and is included in other long-term investments on the consolidated balance sheets.

Cash and cash equivalents. The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contracts, which are considered Level 3 liabilities, was estimated at December 31, 2023 and 2022 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 3.80% to 4.50% and 4.74% to 5.09%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Other long-term investments. The following table summarizes the carrying amounts of other long-term investments.

As of December 31, (In thousands)	2023	2022
Other long-term investments:
Limited partnerships	$82,460	69,294
FHLB common stock	202	193
Mortgage loans	42	49
All other investments	21	22
Total other long-term investments	$82,725	69,558

We carried no limited partnership investments at cost at December 31, 2023 and $2.4 million were carried at cost at December 31, 2022.

We are a member of the FHLB of Dallas and such membership requires members to own stock in the FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value.

(4) DEFERRED POLICY ACQUISITION COSTS AND COST OF INSURANCE ACQUIRED

The following tables roll forward the DAC and COIA balances for the years ended December 31, 2023 and 2022 by reporting cohort. Our reporting cohorts are Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy, and Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

December 31, 2023 | 10-K 87

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

DAC

	Year Ended December 31, 2023
(In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$100,926	11,542	1,016	113,484
Capitalizations	16,451	3,332	468	20,251
Amortization expense	(11,825)	(799)	(271)	(12,895)
Balance, end of year	105,552	14,075	1,213	120,840

Home Service Insurance:
Balance, beginning of year	38,793	9,729	921	49,443
Capitalizations	6,570	1,232	248	8,050
Amortization expense	(2,083)	(397)	(85)	(2,565)
Balance, end of year	43,280	10,564	1,084	54,928

Consolidated:
Balance, beginning of year	139,719	21,271	1,937	162,927
Capitalizations	23,021	4,564	716	28,301
Amortization expense	(13,908)	(1,196)	(356)	(15,460)
Balance, end of year	$148,832	24,639	2,297	175,768

	Year Ended December 31, 2022
(In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$97,675	9,001	1,026	107,702
Capitalizations	14,599	3,193	150	17,942
Amortization expense	(11,348)	(652)	(160)	(12,160)
Balance, end of year	100,926	11,542	1,016	113,484

Home Service Insurance:
Balance, beginning of year	35,137	8,723	856	44,716
Capitalizations	5,501	1,372	84	6,957
Amortization expense	(1,845)	(366)	(19)	(2,230)
Balance, end of year	38,793	9,729	921	49,443

Consolidated:
Balance, beginning of year	132,812	17,724	1,882	152,418
Capitalizations	20,100	4,565	234	24,899
Amortization expense	(13,193)	(1,018)	(179)	(14,390)
Balance, end of year	$139,719	21,271	1,937	162,927

DAC capitalization increased for the year ended December 31, 2023, compared to the same prior year period mainly from increased commissions from higher first year sales across our business segments.

December 31, 2023 | 10-K 88

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

COIA

	Year Ended December 31, 2023
(In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$267	750	444	1,461
Amortization expense	(18)	(55)	(38)	(111)
Balance, end of year	249	695	406	1,350

Home Service Insurance:
Balance, beginning of year	7,583	176	1,427	9,186
Amortization expense	(389)	(8)	(96)	(493)
Balance, end of year	7,194	168	1,331	8,693

Consolidated:
Balance, beginning of year	7,850	926	1,871	10,647
Amortization expense	(407)	(63)	(134)	(604)
Balance, end of year	$7,443	863	1,737	10,043

	Year Ended December 31, 2022
(In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$287	812	485	1,584
Amortization expense	(20)	(62)	(41)	(123)
Balance, end of year	267	750	444	1,461

Home Service Insurance:
Balance, beginning of year	7,989	184	1,511	9,684
Amortization expense	(406)	(8)	(84)	(498)
Balance, end of year	7,583	176	1,427	9,186

Consolidated:
Balance, beginning of year	8,276	996	1,996	11,268
Amortization expense	(426)	(70)	(125)	(621)
Balance, end of year	$7,850	926	1,871	10,647

December 31, 2023 | 10-K 89

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Estimated amortization of COIA in each of the next five years and thereafter is as follows.  Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.

(In thousands)	Amount
Cost of insurance acquired:
Year:
2024	$647
2025	599
2026	555
2027	515
2028	479
Thereafter	7,248
Total cost of insurance acquired	$10,043

(5) POLICYHOLDERS’ LIABILITIES

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

December 31, 2023 | 10-K 90

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

December 31, 2023 (In thousands)	Life Insurance			Home Service Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums:
Balance, beginning of year	$235,228	10,209	245,437	93,508	13,255	106,763
Beginning balance at original discount rate	247,601	10,682	258,283	100,225	14,394	114,619
Effect of changes in cash flow assumptions	(210)	38	(172)	(343)	85	(258)
Effects of actual variances from expected experience	4,184	1,536	5,720	(8,287)	(6,402)	(14,689)
Adjusted beginning of year balance	251,575	12,256	263,831	91,595	8,077	99,672
Issuances	34,285	3,607	37,892	17,668	3,951	21,619
Interest accrual	9,291	355	9,646	4,045	468	4,513
Net premiums collected	(43,307)	(2,955)	(46,262)	(11,901)	2,832	(9,069)
Derecognition and other	582	270	852	638	184	822
Ending balance at original discount rate	252,426	13,533	265,959	102,045	15,512	117,557
Effect of changes in discount rates	(7,509)	(273)	(7,782)	(3,214)	(586)	(3,800)
Balance, end of year	$244,917	13,260	258,177	98,831	14,926	113,757

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$947,415	195,612	1,143,027	200,351	116,356	316,707
Beginning balance at original discount rate	996,169	208,051	1,204,220	214,188	121,908	336,096
Effect of changes in cash flow assumptions	(389)	(702)	(1,091)	(257)	331	74
Effects of actual variances from expected experience	7,370	5,330	12,700	(8,126)	(2,103)	(10,229)
Adjusted beginning of year balance	1,003,150	212,679	1,215,829	205,805	120,136	325,941
Issuances	34,922	3,792	38,714	17,664	3,973	21,637
Interest accrual	43,275	8,355	51,630	9,339	5,667	15,006
Benefit payments	(85,257)	(22,129)	(107,386)	(15,891)	(6,002)	(21,893)
Derecognition and other	(128)	58	(70)	607	167	774
Ending balance at original discount rate	995,962	202,755	1,198,717	217,524	123,941	341,465
Effect of changes in discount rates	(22,612)	(7,633)	(30,245)	(5,578)	(1,157)	(6,735)
Balance, end of year	$973,350	195,122	1,168,472	211,946	122,784	334,730

Net liability for future policy benefits	$728,433	181,862	910,295	113,115	107,858	220,973

December 31, 2023 | 10-K 91

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

December 31, 2022 (In thousands)	Life Insurance			Home Service Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums:
Balance, beginning of year	$269,528	4,939	274,467	104,556	10,196	114,752
Beginning balance at original discount rate	246,386	5,093	251,479	90,012	9,532	99,544
Effect of changes in cash flow assumptions	(3,662)	237	(3,425)	4,253	1,214	5,467
Effects of actual variances from expected experience	3,466	1,534	5,000	(3,744)	(8,407)	(12,151)
Adjusted beginning of year balance	246,190	6,864	253,054	90,521	2,339	92,860
Issuances	35,826	4,086	39,912	19,030	5,288	24,318
Interest accrual	8,382	82	8,464	3,454	244	3,698
Net premiums collected	(41,560)	(258)	(41,818)	(11,202)	6,752	(4,450)
Derecognition and other	(1,237)	(92)	(1,329)	(1,578)	(229)	(1,807)
Ending balance at original discount rate	247,601	10,682	258,283	100,225	14,394	114,619
Effect of changes in discount rates	(12,373)	(473)	(12,846)	(6,717)	(1,139)	(7,856)
Balance, end of year	$235,228	10,209	245,437	93,508	13,255	106,763

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$1,168,282	240,679	1,408,961	266,206	161,715	427,921
Beginning balance at original discount rate	990,921	207,105	1,198,026	205,340	117,425	322,765
Effect of changes in cash flow assumptions	(3,916)	374	(3,542)	4,822	1,765	6,587
Effects of actual variances from expected experience	4,528	4,910	9,438	(3,278)	(992)	(4,270)
Adjusted beginning of year balance	991,533	212,389	1,203,922	206,884	118,198	325,082
Issuances	36,604	4,187	40,791	19,054	5,286	24,340
Interest accrual	42,547	8,474	51,021	8,754	5,452	14,206
Benefit payments	(72,383)	(16,765)	(89,148)	(18,870)	(6,770)	(25,640)
Derecognition and other	(2,132)	(234)	(2,366)	(1,634)	(258)	(1,892)
Ending balance at original discount rate	996,169	208,051	1,204,220	214,188	121,908	336,096
Effect of changes in discount rates	(48,754)	(12,439)	(61,193)	(13,837)	(5,552)	(19,389)
Balance, end of year	$947,415	195,612	1,143,027	200,351	116,356	316,707

Net liability for future policy benefits	$712,187	185,403	897,590	106,843	103,101	209,944
Plus: Flooring impact	1	—	1	—	—	—
Net liability for future policy benefits, after flooring impact	$712,188	185,403	897,591	106,843	103,101	209,944

Net premiums collected is defined as the transactional gross premiums collected in the current period times the net premium ratio. Issuances are calculated as the present value, using the locked-in discount rate, of the expected net premiums or the expected future policy benefits related to new policies issued during the years ended December 31, 2023 and 2022. Interest accrual is the interest earned on the beginning present value of either the expected net premiums or the expected future policy benefits using the locked-in discount rate. Benefit payments are the transactional benefits (death, lapse, surrenders and maturities) paid in the current period. Derecognition refers to a subset of the issuances or the present value of future premiums released on new issues that lapsed during the years ended December 31, 2023 and 2022 as well as other reconciling items. The effects of actual variances from expected experience lines are primarily impacted by the actual policy cash flows during the period

December 31, 2023 | 10-K 92

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

	December 31, 2023			December 31, 2022
(In thousands)	Life Insurance	Home Service Insurance	Consolidated	Life Insurance	Home Service Insurance	Consolidated
Life Insurance:
Permanent	$728,433	113,115	841,548	712,188	106,843	819,031
Permanent limited pay	181,862	107,858	289,720	185,403	103,101	288,504
Deferred profit liability	28,933	26,804	55,737	25,655	24,459	50,114
Other	28,319	13,929	42,248	27,370	13,628	40,998
Total life insurance	967,547	261,706	1,229,253	950,616	248,031	1,198,647
Accident & Health:
Other	588	301	889	533	234	767
Total future policy benefit reserves	$968,135	262,007	1,230,142	951,149	248,265	1,199,414

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefit payments for long-term duration contracts.

	December 31, 2023		December 31, 2022
(In thousands)	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Undiscounted:
Permanent:
Expected future gross premiums	$621,935	455,552	612,531	461,298
Expected future benefit payments	1,495,206	484,740	1,479,562	473,039
Permanent Limited Pay:
Expected future gross premiums	47,161	77,266	47,447	74,278
Expected future benefit payments	326,821	320,810	323,559	316,225

Discounted:
Permanent:
Expected future gross premiums	$481,963	275,629	472,754	271,440
Expected future benefit payments	973,350	211,946	947,415	200,351
Permanent Limited Pay:
Expected future gross premiums	42,138	53,075	41,853	52,030
Expected future benefit payments	195,122	122,784	195,612	116,356

December 31, 2023 | 10-K 93

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables summarize the amount of revenue and interest related to long-term duration contracts recognized in the consolidated statements of operations and comprehensive income (loss):

	Years Ended December 31,
	2023		2022		2021
(In thousands)	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
Life Insurance Segment:
Life Insurance:
Permanent	$93,917	33,984	94,905	34,165	96,766	34,067
Permanent Limited Pay	16,396	8,923	15,023	9,214	13,678	9,331
Other	12,813	—	16,047	—	16,856	—
Less:
Reinsurance	1,702	—	1,819	—	1,742	—
Total, net of reinsurance	121,424	42,907	124,156	43,379	125,558	43,398
Accident & Health:
Other	725	—	502	—	505	—
Less:
Reinsurance	4	—	5	—	5	—
Total, net of reinsurance	721	—	497	—	500	—
Total	$122,145	42,907	124,653	43,379	126,058	43,398

Home Service Insurance Segment:
Life Insurance:
Permanent	$33,263	5,294	33,312	5,300	33,706	5,447
Permanent Limited Pay	8,576	6,388	8,396	6,255	8,324	6,187
Other	1,371	—	1,749	—	2,236	—
Less:
Reinsurance	25	—	27	—	23	—
Total, net of reinsurance	43,185	11,682	43,430	11,555	44,243	11,634
Accident & Health:
Other	916	—	781	—	750	—
Total	$44,101	11,682	44,211	11,555	44,993	11,634

The following table provides the weighted-average durations of the liability for future policy benefits.

	December 31, 2023		December 31, 2022
(In years)	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Permanent:
Duration at original discount rate	8.5	16.4	8.0	15.4
Duration at current discount rate	8.5	16.4	8.5	16.2
Permanent Limited Pay:
Duration at original discount rate	8.2	14.8	7.6	14.3
Duration at current discount rate	8.1	15.3	7.5	15.7

December 31, 2023 | 10-K 94

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides the weighted-average interest rates for the liability for future policy benefits.

	December 31, 2023		December 31, 2022
	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Permanent:
Interest rate at original discount rate	4.89%	4.97%	4.93%	5.00%
Interest rate at current discount rate	4.79%	4.96%	5.10%	5.22%
Permanent Limited Pay:
Interest rate at original discount rate	4.29%	5.04%	4.30%	5.05%
Interest rate at current discount rate	4.77%	4.95%	5.07%	5.21%

LIABILITY FOR POLICYHOLDERS’ ACCOUNT BALANCES

The following table presents the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of the difference, in basis points, between rates being credited and the respective guaranteed minimums.

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
December 31, 2023 (In thousands)
Range of Guaranteed Minimum Crediting Rates:
0.00% - 1.49%	$784	—	1,146	34,886	36,816
1.50% - 2.99%	33,073	671	49	—	33,793
3.00% - 4.49%	105,684	9	—	—	105,693
Greater or equal to 4.50%	31,400	—	—	—	31,400
Total	$170,941	680	1,195	34,886	207,702

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
December 31, 2022 (In thousands)
Range of Guaranteed Minimum Crediting Rates:
0.00% - 1.49%	$736	—	1,089	38,671	40,496
1.50% - 2.99%	24,155	631	51	—	24,837
3.00% - 4.49%	98,902	9	—	—	98,911
Greater or equal to 4.50%	31,825	—	—	—	31,825
Total	$155,618	640	1,140	38,671	196,069

December 31, 2023 | 10-K 95

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables summarize balances of and changes in policyholders' account balances.

December 31, 2023 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$32,995	86,807	41,663	34,603
Issuances	22,387	2,741	660	3,693
Premiums received	123	4,387	5,860	793
Interest credited	1,483	2,653	1,364	1,627
Other	1	—	—	—
Less:
Surrenders and withdrawals	—	9,454	4,587	9,677
Benefit payments	12,420	—	—	—
Balance, end of year	$44,569	87,134	44,960	31,039
Weighted-average crediting rates	4.00%	3.56%	3.04%	2.95%
Cash surrender value	$44,569	87,134	44,960	31,039

December 31, 2022 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$23,950	83,917	37,760	38,875
Issuances	12,071	3,044	683	2,820
Premiums received	176	4,940	5,538	779
Interest credited	1,067	2,631	1,216	964
Other	2	—	—	—
Less:
Surrenders and withdrawals	—	7,725	3,534	8,835
Benefit payments	4,271	—	—	—
Balance, end of year	$32,995	86,807	41,663	34,603
Weighted-average crediting rates	4.08%	3.59%	3.07%	3.04%
Cash surrender value	$32,995	86,807	41,663	34,603

December 31, 2023 | 10-K 96

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table reconciles policyholders' account balances shown above to the policyholders' account balances liability in the consolidated balance sheets.

As of December 31, (In thousands)	2023	2022
Annuities:
Supplemental contracts without life contingencies	$44,569	32,995
Fixed annuity	87,134	86,807
Unearned revenue reserve	1,513	1,619
Other	—	1
Total annuities	$133,216	121,422

Premiums Paid in Advance:
Premiums paid in advance	$31,039	34,603
Other	1,407	1,781
Total premiums paid in advance	$32,446	36,384

(6) POLICY CLAIM LIABILITY AND SHORT DURATION CONTRACTS

The following table presents information on changes in the liability for life, accident and health and property policy and contract claims.

Years ended December 31, (In thousands)	2023	2022	2021
Policy claims payable:
Balance at January 1	$9,884	14,590	13,206
Less: reinsurance recoverable	2,070	2,469	3,012
Net balance at January 1	7,814	12,121	10,194
Add claims incurred, related to:
Current year	25,630	28,720	32,595
Prior years(1)	(522)	(46)	1,052
	25,108	28,674	33,647
Deduct claims paid, related to:
Current year	20,786	22,771	23,369
Prior years	6,797	10,210	8,351
	27,583	32,981	31,720
Net balance December 31	5,339	7,814	12,121
Plus: reinsurance recoverable	1,298	2,070	2,469
Balance at December 31	$6,637	9,884	14,590
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

December 31, 2023 | 10-K 97

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

short duration contracts so the following disclosures cover only the property insurance line of business in the Home Service Insurance segment.

Special Property Insurance (Allied and Fire)

The following table presents incurred claims development as of December 31, 2023, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts. This information is presented for the last five years as these claims rarely pay out over a longer period of time.

						As of December 31, 2023
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance					Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
($ In thousands)	2019	2020	2021	2022	2023
Accident Year:	(Unaudited)
2019	$1,549	1,150	1,161	1,106	1,105	—	610
2020		2,598	2,670	2,577	2,694	—	2,415
2021			2,087	1,644	1,312	2	2,397
2022				1,213	1,262	4	362
2023					776	27	191
Total					$7,149

The following table presents paid claims development as of December 31, 2023, net of reinsurance.

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
(In thousands)	2019	2020	2021	2022	2023
Accident Year:	(Unaudited)
2019	$1,166	1,071	1,091	1,105	1,105
2020		1,997	2,639	2,576	2,694
2021			1,435	1,638	1,311
2022				1,011	1,259
2023					755
Total					$7,124
All outstanding liabilities before 2019, net of reinsurance					$—
Liabilities for claims and claim adjustment expenses, net of reinsurance					$33

December 31, 2023 | 10-K 98

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets are as follows:

As of December 31, (In thousands)	2023	2022
Net outstanding liabilities:
Special property	$33	263
Other short duration insurance lines	151	158
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	184	421
Reinsurance recoverable on unpaid claims:
Special property	1,220	1,275
Other short duration insurance lines	78	798
Total reinsurance recoverable on unpaid claims	1,298	2,073
Insurance lines other than short duration	5,155	7,390
Total gross liability for unpaid claims and claim adjustment expense	$6,637	9,884

The following is supplementary information to the consolidated financial statements about average historical claims duration as of December 31, 2023.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Years	1	2	3	4	5

Special property	93%	13%	(8)%	3%	—%

(7) REINSURANCE

In the normal course of business, the Company reinsures portions of certain policies that we underwrite to limit disproportionate risks. During 2023 and 2022, we generally retained $100,000 on any one individual life insurance policy. The Company also reinsures 100% of our accidental death benefit rider coverage. The Company maintained catastrophe reinsurance with the net retention on any one loss of $30,000, which is the maximum policy limit on any single risk. During 2023, this reinsurance provided $11.0 million of coverage with the Company retaining $2.4 million of the risk. In 2022, this reinsurance provided $11.0 million of coverage once the Company paid a $1.4 million deductible. In consideration for a reinstatement premium, second event coverage was provided under the same terms for both years. The Company remains contingently liable in the event that any of the reinsurers are unable to meet their obligations under any reinsurance agreement.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  We obtain reinsurance from multiple reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers. The ratings by A.M. Best Company range from A- (Excellent) to A+ (Superior).  Assumed and ceded life reinsurance activity is summarized as follows:

December 31, (In thousands)	2023	2022
Aggregate assumed life insurance in force	$3,772	4,074
Aggregate ceded life insurance in force	$619,597	543,496
Net life insurance in force	$4,306,429	4,257,148

December 31, 2023 | 10-K 99

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company's reinsurance recoverable on ceded reinsurance was $4.0 million and $4.6 million in 2023 and 2022, respectively.  Premiums and claims and surrenders assumed and ceded for all lines of business for these years are summarized as follows:

Years ended December 31, (In thousands)	2023	2022	2021
Premiums from short duration contracts:
Direct	$4,425	7,862	7,631
Assumed	—	—	—
Ceded	(1,792)	(1,413)	(2,312)
Net premiums earned	2,633	6,449	5,319
Premiums from long duration contracts:
Direct	166,132	169,111	171,175
Assumed	68	74	84
Ceded	(1,794)	(1,920)	(1,850)
Net premiums earned	164,406	167,265	169,409
Total premiums earned	$167,039	173,714	174,728
Claims and surrenders assumed	$113	151	169
Claims and surrenders ceded	$(936)	(1,130)	(11,764)

During the third quarter of 2021, SPFIC was impacted by Hurricane Ida, the second-most damaging and intense hurricane in Louisiana on record, behind Hurricane Katrina in 2005. The Company has a reinsurance agreement that covers catastrophic events such as Hurricane Ida. We paid the $0.5 million retention in claim amounts for Ida and do not expect to exceed the maximum reinsurance coverage.

(8) COMMITMENTS AND CONTINGENCIES

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

Obligations under the Credit Facility are secured by substantially all of the assets of the Company other than the equity interests in all of the regulated insurance subsidiaries, real estate owned by the Company, and other limited exceptions. The Credit Facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to restrictions on indebtedness, liens, investments, asset dispositions and restricted payments. As of December 31, 2023, the Company had not borrowed any funds against the Credit Facility and was not in violation of any covenants.

December 31, 2023 | 10-K 100

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

CONTRACTUAL OBLIGATIONS

The Company leases home office space in Austin, Texas for Citizens and in Puerto Rico for NES as well as several district office locations related to our Home Service Insurance segment across Louisiana, Mississippi and Arkansas, which are classified as operating leases. Certain operating leases include renewal options that extend the lease term. The exercise of lease renewal options is at our sole discretion when it is reasonably certain that we will exercise such option. Leases with an initial term of 12 months or less are immaterial to the consolidated financial statements and are recognized as lease expense on a straight-line basis over the lease term and not recorded on the consolidated balance sheets.

Our operating lease liabilities had a weighted-average lease term of 6.8 years remaining as of December 31, 2023.

Maturities of our remaining operating lease liabilities as of December 31, 2023 are as follows.

(In thousands)	Operating Lease Payments
Maturity of operating lease liabilities:
2024	$1,499
2025	1,433
2026	1,385
2027	1,403
2028	1,438
After 2028	2,728
Total operating lease liabilities	9,886
Interest expense	(813)
Present value of operating lease liabilities	$9,073

We record the lease right-of-use asset in Property and Equipment, net and the lease liability in Other Liabilities using a weighted average discount rate of 2.59%. Cash payments related to the operating lease liabilities were $1.4 million for both of the years ended December 31, 2023 and 2022 and were reported in operating cash flows.

The Company does not engage in lease agreements among related parties.

As of December 31, 2023, CICA International is committed to fund investments up to $27.3 million related to limited partnership investments.

(9) STOCKHOLDERS' EQUITY AND RESTRICTIONS

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

December 31, 2023 | 10-K 101

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of the change in the number of shares of Class A and Class B common stock and treasury stock issued is as follows:

(In thousands)	Common Stock		Treasury
	Class A	Class B	Stock
Balance at December 31, 2020	52,654	1,002	3,136
Stock issued under stock investment plan	404	—	—
Stock issued for compensation	112	—	—
Acquisition of Class B shares	—	—	1,002
Balance at December 31, 2021	53,170	1,002	4,138
Stock issued under stock investment plan	475	—	—
Stock issued for compensation	91	—	—
Acquisition of Class A shares	—	—	799
Other share issuance	22	—	—
Balance at December 31, 2022	53,758	1,002	4,937
Stock issued for compensation	125	—	—
Acquisition of Class A shares	—	—	393
Balance at December 31, 2023	53,883	1,002	5,330

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

Years ended December 31, (In thousands, except per share amounts)	2023	2022	2021
Net income (loss)	$24,437	26,007	72,706
Numerator for Basic Earnings Per Share:
Net income (loss) allocated to Class A common stock	$24,437	26,007	72,481
Net income (loss) allocated to Class B common stock	—	—	225
Net income (loss)	$24,437	26,007	72,706
Denominator for Basic Earnings Per Share:
Weighted average shares of Class A outstanding	49,696	50,139	49,664
Weighted average shares of Class B outstanding	—	—	308
Total weighted average shares outstanding	49,696	50,139	49,972
Basic earnings (loss) per share of Class A common stock	$0.49	0.52	1.46
Basic earnings (loss) per share of Class B common stock	—	—	0.73

Numerator for Diluted Earnings Per Share:
Net income (loss) allocated to Class A common stock	$24,437	26,007	72,484
Net income (loss) allocated to Class B common stock	—	—	222
Net income (loss)	$24,437	26,007	72,706
Denominator for Diluted Earnings Per Share:
Weighted average shares of Class A outstanding	50,681	50,867	50,337
Weighted average shares of Class B outstanding	—	—	308
Total weighted average shares outstanding	50,681	50,867	50,645
Diluted earnings (loss) per share of Class A common stock	$0.48	0.51	1.44
Diluted earnings (loss) per share of Class B common stock	—	—	0.72
December 31, 2023 | 10-K 102

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

STATUTORY CAPITAL AND SURPLUS

The table below shows the combined total of all of our domestic insurance subsidiaries' statutory capital and surplus and statutory net income (loss) for life insurance operations and property insurance operations, although these amounts are not all available as dividends to Citizens since CICA Domestic is the only subsidiary directly owned by Citizens.  All other domestic subsidiaries are owned by CICA Domestic.

As of December 31, (In thousands)	2023	2022
Combined statutory capital and surplus:
Life insurance operations	$29,416	35,433
Property insurance operations	5,692	6,912
Total combined statutory capital and surplus	$35,108	42,345

Years ended December 31, (In thousands)	2023	2022	2021
Combined statutory net income (loss):
Life insurance operations	$(3,606)	(1,885)	5,280
Property insurance operations	(1,219)	1,615	(1,512)
Total combined statutory net income (loss)	$(4,825)	(270)	3,768

Generally, the net assets of the domestic insurance subsidiaries available for transfer to their immediate parent are limited to the lesser of the subsidiary's net gain from operations during the preceding year or 10% of the subsidiary's net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities.  Under these practices, total surplus at December 31, 2023 was $26.3 million and net loss from operations was $0.9 million for CICA Domestic for the year ended December 31, 2023.  Based upon these amounts, no dividend could be paid to the Company without prior regulatory approval in 2024. Payments of dividends in excess of such amounts would generally require approval by regulatory authorities.

Our domestic insurance subsidiaries have calculated their risk-based capital ("RBC") in accordance with the National Association of Insurance Commissioners' ("NAIC") Model Rule and the RBC rules as adopted by their respective states of domicile. As part of the novation transaction with CICA Bermuda, the Company agreed to infuse capital into CICA Domestic as required by the Colorado Department of Insurance to maintain CICA Domestic's RBC above 350% in any future calendar year-end periods. All domestic insurance subsidiaries exceeded RBC minimum levels at December 31, 2023.

CICA International is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards, but rather requires that an insurer submit a business plan for approval to the Office of the Commissioner of Insurance ("OIC") that includes proposed minimum capital and surplus. CICA International is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. CICA International began issuing new business as of January 1, 2023 and received the transfer of all of CICA Bermuda's in force insurance business as of August 31, 2023. On that date, Citizens entered into a Keep Well Agreement with CICA International to replace the Keep Well Agreement that had been in place between Citizens and CICA Bermuda. The Keep Well Agreement requires Citizens to contribute up to $10 million in capital to CICA International as necessary to ensure that CICA International maintains at least either (i) 112% of its required ratio of premiums to capital and surplus, or (ii) 200% of the minimum capital and surplus requirement, whichever is higher. The initial term of the Keep Well Agreement is 12 months. Since CICA International's capital exceeds both of the metrics, Citizens is not required to make a capital contribution. Any capital that Citizens is required to contribute could negatively impact the Company's capital resources and liquidity.

December 31, 2023 | 10-K 103

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of December 31, (In thousands)	2023	2022
CICA Bermuda capital and surplus	$—	61,801
CICA International capital and surplus	$66,619	—

CICA Bermuda requested a modification as permitted under Section 6C (1) of the Bermuda Insurance Act 1978 (the "Insurance Act") to remove the impact of unrealized gains or losses from the Minimum Margin of Solvency requirement. On January 19, 2023, the Bermuda Monetary Authority granted CICA Bermuda a permitted practice, effective December 31, 2022, pursuant to Section 6C (1) of the Insurance Act to report its fixed income maturity securities at amortized cost in its unconsolidated statutory financial statements.

Years ended December 31, (In thousands)	2023	2022	2021
CICA Bermuda net income (loss)	$—	(1,024)	14,029
CICA International net income (loss)	$27,484	—	—

As stated above, CICA International exceeded both of the capital and surplus metrics established by the OIC. CICA International could pay up to $5.0 million in dividends during 2024 without regulatory approval.

(10) SEGMENT AND OTHER OPERATING INFORMATION

The Company has two reportable segments:  Life Insurance and Home Service Insurance. Our Life Insurance segment issues endowment contracts, which are principally accumulation contracts that incorporate an element of life insurance protection, and ordinary whole life insurance to non-U.S. residents through CICA International.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional coverage and annuity benefits to enhance accumulations. CICA Domestic issues ordinary whole life, final expense, life products with living benefits, critical illness and credit life and credit disability policies throughout the U.S.

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

The accounting policies of the reportable segments and Other Non-Insurance Enterprises are presented in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies.  The Company evaluates profit and loss performance based on U.S. GAAP net income (loss) before federal income taxes for its two reportable segments. The Company's Other Non-Insurance Enterprises represents the only reportable difference between segments and consolidated operations.

December 31, 2023 | 10-K 104

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Year ended December 31, 2023 (In thousands)	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Revenues:
Premiums:
Life insurance	$121,424	43,185	—	164,609
Accident and health insurance	721	916	—	1,637
Property insurance	—	793	—	793
Net investment income (loss)	54,352	13,832	1,070	69,254
Investment related gains (losses), net	301	522	(63)	760
Other income (loss)	3,605	17	5	3,627
Total revenues	180,403	59,265	1,012	240,680
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	113,428	22,565	—	135,993
Increase in future policy benefit reserves	(10,931)	5,307	—	(5,624)
Policyholder liability remeasurement (gain) loss	4,153	307	—	4,460
Policyholders' dividends	5,512	30	—	5,542
Total insurance benefits paid or provided	112,162	28,209	—	140,371
Commissions	22,896	16,345	—	39,241
Other general expenses	23,969	16,690	6,472	47,131
Capitalization of deferred policy acquisition costs	(20,251)	(8,050)	—	(28,301)
Amortization of deferred policy acquisition costs	12,895	2,565	—	15,460
Amortization of cost of insurance acquired	111	493	—	604
Total benefits and expenses	151,782	56,252	6,472	214,506
Income (loss) before federal income tax	$28,621	3,013	(5,460)	26,174

December 31, 2023 | 10-K 105

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Year ended December 31, 2022 (In thousands)	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Revenues:
Premiums:
Life insurance	$124,156	43,430	—	167,586
Accident and health insurance	497	781	—	1,278
Property insurance	—	4,850	—	4,850
Net investment income (loss)	50,680	13,632	1,114	65,426
Investment related gains (losses), net	(8,826)	(1,277)	(188)	(10,291)
Other income (loss)	3,668	1	6	3,675
Total revenues	170,175	61,417	932	232,524
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	95,576	24,359	—	119,935
Increase in future policy benefit reserves	3,894	910	—	4,804
Policyholder liability remeasurement (gain) loss	1,728	1,156	—	2,884
Policyholders' dividends	5,990	23	—	6,013
Total insurance benefits paid or provided	107,188	26,448	—	133,636
Commissions	20,031	16,191	—	36,222
Other general expenses	23,192	16,444	5,541	45,177
Capitalization of deferred policy acquisition costs	(17,942)	(6,957)	—	(24,899)
Amortization of deferred policy acquisition costs	12,160	2,230	—	14,390
Amortization of cost of insurance acquired	123	498	—	621
Total benefits and expenses	144,752	54,854	5,541	205,147
Income (loss) before federal income tax	$25,423	6,563	(4,609)	27,377

December 31, 2023 | 10-K 106

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Year ended December 31, 2021 (In thousands)	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Revenues:
Premiums:
Life insurance	$125,558	44,243	—	169,801
Accident and health insurance	500	750	—	1,250
Property insurance	—	3,677	—	3,677
Net investment income (loss)	47,216	13,224	1,055	61,495
Investment related gains (losses), net	9,176	618	1,197	10,991
Other income (loss)	3,362	7	(37)	3,332
Total revenue	185,812	62,519	2,215	250,546
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	91,390	28,345	—	119,735
Increase in future policy benefit reserves	7,822	1,951	—	9,773
Policyholder liability remeasurement (gain) loss	829	605	—	1,434
Policyholders' dividends	6,140	40	—	6,180
Total insurance benefits paid or provided	106,181	30,941	—	137,122
Commissions	18,747	16,716	—	35,463
Other general expenses	20,846	14,739	7,785	43,370
Capitalization of deferred policy acquisition costs	(16,174)	(6,566)	—	(22,740)
Amortization of deferred policy acquisition costs	11,536	1,909	—	13,445
Amortization of cost of insurance acquired	150	607	—	757
Goodwill impairment	12,624	—	—	12,624
Total benefits and expenses	153,910	58,346	7,785	220,041
Income (loss) before federal income tax	$31,902	4,173	(5,570)	30,505

The table below summarizes assets by segment.

December 31, (In thousands)	2023	2022
Assets:
Segments:
Life Insurance	$1,267,243	1,194,285
Home Service Insurance	359,773	341,671
Total Segments	1,627,016	1,535,956
Other Non-Insurance Enterprises	41,912	54,747
Total assets	$1,668,928	1,590,703

December 31, 2023 | 10-K 107

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

GEOGRAPHIC INFORMATION

The following table sets forth, by country, the Company's annual total of earned premiums from geographic area for the years indicated:

Years ended December 31, (In thousands)	2023	2022	2021
Area:
United States	$50,594	54,712	56,000
Colombia	25,453	25,181	24,829
Taiwan	17,760	18,236	19,042
Venezuela	15,143	16,429	17,788
Ecuador	13,379	12,992	13,115
Argentina	9,533	9,251	9,160
Other foreign countries	38,695	40,172	38,871
Net reinsurance	(3,518)	(3,259)	(4,077)
Total premiums	$167,039	173,714	174,728

(11) INCOME TAXES

CICA International and CICA Bermuda, wholly-owned subsidiaries of Citizens, are considered controlled foreign corporations for federal income tax purposes. As a result, the insurance activity of CICA International and CICA Bermuda are subject to Subpart F of the Internal Revenue Code ("IRC") and are included in Citizens’ taxable income. Due to the 0% enacted tax rate in Bermuda, there are no deferred taxes recorded for CICA Bermuda's temporary differences. CICA International has applied for a tax exemption decree from the Government of Puerto Rico which will freeze the income tax rate at 4% on any taxable earnings in excess of $1.2 million. For the year ended December 31, 2023, the Subpart F income inclusion generated $1.6 million of federal income tax expense and $2.1 million of federal income tax expense for the years ended December 31, 2022 and 2021.

In connection with the transfer of CICA Bermuda’s business from a zero tax jurisdiction to CICA International’s 4% tax jurisdiction in Puerto Rico, certain opening tax assets and liabilities, mainly related to investments, DAC and reserves, were established. The net deferred tax asset of $1.4 million was recorded to retained earnings during 2023 in accordance with ASC Topic 805.

December 31, 2023 | 10-K 108

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation between the U.S. corporate income tax rate and the effective income tax rate is as follows:

Years ended December 31, (In thousands, except for %)	2023	%	2022	%	2021	%
Expected tax expense (benefit)	$5,497	21.0%	$5,749	21.0%	$6,406	21.0%
Change in valuation allowance	—	—	1	—	—	—%
Foreign income tax rate differential	(5,029)	(19.2)	(5,260)	(19.2)	(9,427)	(30.9)
Tax-exempt interest and dividends-received deduction	(35)	(0.1)	(63)	(0.2)	(114)	(0.4)
Adjustment of prior year taxes	—	—	—	—	(83)	(0.3)
Effect of uncertain tax position	(971)	(3.7)	(1,185)	(4.3)	(43,834)	(143.7)
Nondeductible costs to remediate tax compliance issue	—	—	—	—	(176)	(0.6)
Compensation limitation under 162(m) and 280(g)	80	0.3	67	0.2	(21)	(0.1)
Subpart F income	1,595	6.1	2,053	7.5	2,102	6.9
PFIC QEF inclusions	570	2.2	—	—	—	—
Puerto Rico income tax exclusion	(48)	(0.2)	—	—	—	—
Rate differential on net operating loss carryback claim	—	—	—	—	290	1.0
Goodwill impairment	—	—	—	—	2,651	8.7
Other	78	0.2	8	—	5	—
Total federal income tax expense (benefit)	$1,737	6.6%	$1,370	5.0%	$(42,201)	(138.4)%

Income tax expense (benefit) consists of:

Years ended December 31, (In thousands)	2023	2022	2021
Income tax expense (benefit):
Current - normal operations	$1,848	632	(68)
Current - UTP release impact	(971)	(1,185)	(43,834)
Deferred	860	1,923	1,701
Total income tax expense (benefit)	$1,737	1,370	(42,201)

December 31, 2023 | 10-K 109

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The components of deferred federal income taxes are as follows:

December 31, (In thousands)	2023	2022
Deferred tax assets:
Future policy benefit reserves	$739	—
Net operating and capital loss carryforwards	353	388
Accrued policyholder dividends and expenses	218	134
Investments	—	113
Deferred intercompany loss	1,780	1,744
Unrealized losses on investments available-for-sale	12,786	11,688
Accrued compensation	379	360
Lease liability	1,895	2,124
Fixed assets	249	237
Other	270	203
Total gross deferred tax assets	18,669	16,991
Less:
Valuation allowance	4,468	4,238
Net deferred tax assets	14,201	12,753
Deferred tax liabilities:
DAC, COIA and intangible assets	(11,556)	(10,274)
Future policy benefit reserves	—	(1,756)
Unrealized gains on investments available-for-sale	(322)	—
Tax reserves transition liability	(1,494)	(2,242)
Right-of-use lease asset	(1,895)	(2,124)
Other	(36)	(10)
Total gross deferred tax liabilities	(15,303)	(16,406)
Net deferred tax liability	$(1,102)	(3,653)

A summary of the changes in the components of deferred federal and state income taxes is as follows:

December 31, (In thousands)	2023	2022
Deferred federal and state income taxes:
Balance January 1,	$(3,653)	5,533
Deferred tax benefit (expense)	(860)	(1,923)
Investments available-for-sale	2,424	21,770
Change in valuation allowance	(230)	(4,238)
Effects of unrealized gains (losses) on reserves	1,217	(24,795)
Balance December 31,	$(1,102)	(3,653)

The Company and our subsidiaries have no net operating loss carryforwards at December 31, 2023. The Company and our subsidiaries have capital loss carryforwards of $1.6 million at December 31, 2023, which begin expiring in 2026.

December 31, 2023 | 10-K 110

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At December 31, 2023 and 2022, we determined it was more likely than not that a portion of our capital deferred tax assets would not be realized in their entirety. Thus, the Company holds valuation allowances of $4.5 million and $4.2 million in other comprehensive income (loss) at December 31, 2023 and 2022.

The Company recognizes only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority.

A reconciliation of unrecognized tax benefits is as follows:

Years ended December 31, (In thousands)	2023	2022	2021
Balance January 1,	$971	2,156	45,990
Reductions for tax positions of prior years	(971)	(1,185)	(43,834)
Balance December 31,	$—	971	2,156

This unrecognized tax benefit was reported in the balance of current federal income tax payable on the consolidated balance sheets. Included in these amounts are interest expense of $0.2 million and $0.4 million with respect to unrecognized tax benefits as of December 31, 2022 and 2021, respectively. There are no unrecognized tax benefits remaining as of December 31, 2023.

The Company accrued an uncertain tax position of $1.0 million and $2.2 million at December 31, 2022 and 2021, respectively, which would have affected the effective tax rate if recognized. However, the Company released all of the remaining uncertain tax positions, including interest, during the fourth quarter of 2023 following the expiration of the statute of limitations on the tax year ended December 31, 2019.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.  In the consolidated statements of operations and comprehensive income (loss), the amount of interest income recorded was $0.2 million, $0.2 million and $9.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in response to the COVID-19 pandemic. The CARES Act, among other things, permitted net operating losses incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During the year ended December 31, 2022, the Company was able to claim a net refund for taxes paid in preceding years as a result of the CARES Act. As of December 31, 2023, the Company has an accrued tax refund remaining of $1.5 million.

The American Rescue Plan Act of 2021 was enacted March 11, 2021 and the Inflation Reduction Act was enacted on August 16, 2022. These Acts did not have a material impact on the Company's financial statements.

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

The Company and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various U.S. states. Our subsidiaries are subject to examination by U.S. tax authorities for tax years ending after December 31, 2019.

December 31, 2023 | 10-K 111

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(12) OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% for domestic entities and 4% for Puerto Rican entities as indicated below.

(In thousands)	Amount	Tax Effect	Total
Year ended December 31, 2023:
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$50,894	971	51,865
Reclassification adjustment for (gains) losses included in net income (loss)	756	(159)	597
Unrealized holding gains (losses), net	51,650	812	52,462
Change in current discount rate for liability for future policy benefits	(34,790)	1,217	(33,573)
Other comprehensive income (loss)	$16,860	2,029	18,889
Year ended December 31, 2022:
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$(328,673)	17,555	(311,118)
Reclassification adjustment for (gains) losses included in net income (loss)	104	(22)	82
Unrealized holding gains (losses), net	(328,569)	17,533	(311,036)
Change in current discount rate for liability for future policy benefits	337,776	(24,795)	312,981
Other comprehensive income (loss)	$9,207	(7,262)	1,945
Year ended December 31, 2021:
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$(41,123)	3,084	(38,039)
Reclassification adjustment for (gains) losses included in net income (loss)	(243)	51	(192)
Unrealized holding gains (losses), net	(41,366)	3,135	(38,231)
Change in current discount rate for liability for future policy benefits	92,396	(4,584)	87,812
Other comprehensive income (loss)	$51,030	(1,449)	49,581

(13) STOCK COMPENSATION

In 2023, 2022 and 2021, the Company's Board of Directors approved awards of restricted stock units ("RSUs") under the Citizens, Inc. Omnibus Incentive Plan for non-employee directors and the executive management team. The RSUs granted to the directors vest one year from the date of the annual shareholders meeting, subject to continued service on the Board. RSUs granted to the executive management team are subject to achieving performance goals and once the goals are met, RSUs are awarded. These awarded RSUs have a time-based vesting component of three years, subject to continued employment. In addition, the Board also approved an allotment of RSUs for other employees with a delegation to the Chief Executive Officer to determine the participants and number of RSUs to be awarded. There were three million shares originally authorized to be granted under the plan.

December 31, 2023 | 10-K 112

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides a rollforward of restricted stock activity.

Restricted Stock Units	Units	Weighted Average Grant Price	Weighted Average Remaining Contractual Life	Aggregate Fair Value (1)
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2020	190	$6.03	0.88	$1,142
Granted	178	5.83		1,040
Less:
Vested	147	6.21		913
Forfeited	8	5.96		47
Outstanding at December 31, 2021	213	$5.75	1.63	$1,222
Granted	184	4.00		734
Less:
Vested	119	5.63		669
Forfeited	12	4.27		51
Outstanding at December 31, 2022	266	4.65	1.61	1,236
Granted	464	3.03		1,409
Less:
Vested	148	4.56		673
Forfeited	8	4.47		37
Outstanding at December 31, 2023	574	$3.37	1.63	$1,935
(1) Fair value per share of restricted stock units was equal to Grant Date fair value per share, which was calculated based on the closing price of the Company's Class A common stock on the NYSE on the grant date, in accordance with ASC Topic 718.

As of December 31, 2023, we recognized $0.9 million of expense, while $1.3 million was unrecognized and is expected to be amortized up to two years.

Restricted stock unit awards give the participant the right to receive common stock in the future, subject to certain restrictions and a risk of forfeiture. Forfeitures are recognized in the period they occur. Compensation expense of $0.6 million, $0.5 million and $0.6 million was recognized in 2023, 2022 and 2021, respectively, related to these awards.

(14) BENEFIT PLANS

The Company sponsors a defined contribution retirement plan.  The plan was initially established as the Citizens, Inc. Profit Sharing Plan and was restated as the Citizens, Inc. 401(k) Retirement and Profit Sharing Plan effective March 1, 2016. There have been no profit sharing contributions since 2014.

The 401(k) plan automatically enrolls employees who have completed three months of service. Voluntary contributions are made by employees and the Company provides a matching contribution based upon the employee's level of contribution. The Company's expense was $0.8 million in 2023 and $0.7 million in both 2022 and 2021.

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

December 31, 2023 | 10-K 113

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(15) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as management service agreements related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. We perform an expense study on an annual basis, utilizing an enterprise-wide time study, and we adjust cost allocations among entities as needed based upon this review.  Any allocation changes are reflected in the segment operations, but do not impact consolidated expenses. There were no changes related to these relationships during the year ended December 31, 2023 and no additional related party transactions.

(16) QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table contains selected unaudited financial data for each quarter.

(In thousands, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2023
Revenues	$66,849	59,390	58,527	55,914
Benefits and expenses	58,075	54,749	52,483	49,199
Federal income tax expense (benefit)	(1,967)	1,943	(82)	1,843
Net income (loss)	10,741	2,698	6,126	4,872
Net income (loss) available to common shareholders	10,741	2,698	6,126	4,872
Basic earnings (losses) per share of Class A common stock	0.21	0.06	0.12	0.10
Diluted earnings (losses) per share of Class A common stock	0.21	0.05	0.12	0.10

2022
Revenues	$67,257	56,176	53,734	55,357
Benefits and expenses	55,846	51,354	49,768	48,179
Federal income tax expense (benefit)	(2,248)	1,415	1,474	729
Net income (loss)	13,659	3,407	2,492	6,449
Net income (loss) available to common shareholders	13,659	3,407	2,492	6,449
Basic earnings (losses) per share of Class A common stock	0.27	0.07	0.05	0.13
Diluted earnings (losses) per share of Class A common stock	0.27	0.06	0.05	0.13

(17) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued and determined that no subsequent events need to be recognized or disclosed.

December 31, 2023 | 10-K 114

CITIZENS, INC.	FINANCIAL SCHEDULES

Schedule II Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Balance Sheets
December 31, (In thousands)	2023	2022

Assets:
Investment in subsidiaries (1)	$140,557	88,222
Fixed maturity securities available-for-sale, at fair value	21,190	28,566
Equity securities, at fair value	23	770
Short-term investments	—	1,241
Cash	3,905	2,163
Accrued investment income	230	342
Accounts receivable from subsidiaries (1)	4,332	5,126
Property and equipment, net	9,251	10,387
Other assets	1,151	1,715
Total assets	$180,639	138,532
Liabilities and Stockholders' Equity:
Liabilities:
Accrued expense and other liabilities	$8,510	10,743
Total liabilities	8,510	10,743
Stockholders' equity:
Common stock:
Class A	268,675	268,147
Class B	3,184	3,184
Retained earnings	42,150	16,308
Unrealized investment gains (losses) on securities held by parent and subsidiaries, net of tax	(118,155)	(137,044)
Treasury stock	(23,725)	(22,806)
Total stockholders' equity	172,129	127,789
Total liabilities and stockholders' equity	$180,639	138,532
 (1) Eliminated in consolidation.

Note to Schedule II:

Citizens, Inc.'s investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries and unrealized gains (losses) on investments held by consolidated subsidiaries. The Company includes in its statements of operations and comprehensive income (loss) dividends from its subsidiaries and equity in income (loss) of consolidated subsidiaries, which represents the net income (loss) of each of its wholly-owned subsidiaries.

December 31, 2023 | 10-K 115

CITIZENS, INC.	FINANCIAL SCHEDULES

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, (In thousands)	2023	2022	2021
Comprehensive Income (Loss):
Revenues:
Management service fees (1)	$42,394	35,413	33,311
Investment income	1,083	6,124	1,063
Other	6	6	(37)
Investment related gains (losses), net	(63)	(188)	1,197
Total revenues	43,420	41,355	35,534
Expenses:
General expenses	44,642	38,926	37,977
Taxes, licenses and fees	158	149	198
Total expenses	44,800	39,075	38,175
Income (loss) before federal income tax expense (benefit) and equity in income (loss) of consolidated subsidiaries	(1,380)	2,280	(2,641)
Federal income tax expense (benefit)	1,798	(571)	(1,661)
Income (loss) before equity in income (loss) of consolidated subsidiaries	(3,178)	2,851	(980)
Equity in income (loss) of consolidated subsidiaries	27,615	23,156	73,686
Net income (loss)	24,437	26,007	72,706
Other comprehensive income (loss)	18,889	1,945	49,581
Total comprehensive income (loss)	$43,326	27,952	122,287
 (1) Eliminated in consolidation.

Note to Schedule II:

Citizens, Inc.'s investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries and unrealized gains (losses) on investments held by consolidated subsidiaries. The Company includes in its statements of operations and comprehensive income (loss) dividends from its subsidiaries and equity in income (loss) of consolidated subsidiaries, which represents the net income (loss) of each of its wholly-owned subsidiaries.

December 31, 2023 | 10-K 116

CITIZENS, INC.	FINANCIAL SCHEDULES

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Cash Flows
Years ended December 31, (In thousands)	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$24,437	26,007	72,706
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment related gains (losses), net	63	188	(1,197)
Equity in loss (income) of consolidated subsidiaries	(27,615)	(23,156)	(73,686)
Change in accrued expenses and other liabilities	(1,398)	643	(11,458)
Change in federal income tax payable	—	(9,318)	(2,683)
Deferred federal income tax expense (benefit)	—	—	227
Amortization of premiums and discounts on investments	107	281	473
Depreciation	228	224	239
Change in accrued investment income	112	97	32
Stock-based compensation	588	461	646
Decrease (increase) in receivable from subsidiaries and other assets	795	705	(921)
Other, net	481	188	151
Net cash provided by (used in) operating activities	(2,202)	(3,680)	(15,471)
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(723)	(11,232)	(2,678)
Maturities and calls of fixed maturity securities, available-for-sale	6,027	9,721	7,548
Sales of fixed maturity securities, available-for-sale	2,580	4,314	6,952
Sales of property and equipment	—	2	14
Sale of equity securities	770	500	—
Sale of other long-term investments	—	—	8,790
Sale of real estate	—	—	3,552
Funding of mortgage loans	—	—	(1,000)
Principal payments on mortgage loans	—	1,000	—
Purchases of property and equipment	(130)	(32)	(119)
Purchases of short-term investments	—	(1,250)	—
Maturities of short-term investments	750	—	—
Sales of short-term investments	499	—	—
Net cash provided by (used in) investing activities	9,773	3,023	23,059
Cash flows from financing activities:
Issuance of common stock	—	2,244	2,255
Acquisition of treasury stock	(919)	(2,705)	(9,090)
Capital contribution to subsidiary	(4,850)	—	—
Other	(60)	(118)	(456)
Net cash provided by (used in) financing activities	(5,829)	(579)	(7,291)
Net increase (decrease) in cash	1,742	(1,236)	297
Cash at beginning of year	2,163	3,399	3,102
Cash at end of year	$3,905	2,163	3,399

Note to Schedule II:
Citizens, Inc.'s investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries and unrealized gains (losses) on investments held by consolidated subsidiaries. The Company includes in its statements of operations and comprehensive income (loss) dividends from its subsidiaries and equity in income (loss) of consolidated subsidiaries, which represents the net income (loss) of each of its wholly-owned subsidiaries.

December 31, 2023 | 10-K 117

CITIZENS, INC.	FINANCIAL SCHEDULES

Schedule III Consolidated Supplementary Insurance Information
Years ended December 31, (In thousands)	2023	2022
Deferred policy acquisition costs:
Life Insurance	$120,840	113,484
Home Service Insurance	54,928	49,443
Total consolidated deferred policy acquisition costs	$175,768	162,927
Future policy benefit reserves and policy claims payable:
Life Insurance	$970,327	955,157
Home Service Insurance	266,452	254,140
Total consolidated future policy benefit reserves and policy claims payable	$1,236,779	1,209,297
Unearned premiums:
Life Insurance	$1,356	1,501
Home Service Insurance	38	267
Total consolidated unearned premiums	$1,394	1,768
Other policy claims and benefits payable:
Life Insurance	$192,953	181,242
Home Service Insurance	23,638	23,961
Total consolidated other policy claims and benefits payable	$216,591	205,203

December 31, 2023 | 10-K 118

CITIZENS, INC.	FINANCIAL SCHEDULES

For the Company's short duration contracts (property), written premium is not materially different from earned premium, therefore only earned premiums are detailed in Schedule IV.

Schedule IV Consolidated Statement of Reinsurance
(In thousands)	Direct Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	% of Amount Assumed to Net
Year ended December 31, 2023:
Life insurance in force	$4,922,254	619,597	3,772	4,306,429	0.1%
Premiums:
Life insurance	$166,336	1,795	68	164,609
Accident and health insurance	1,641	4	—	1,637
Property insurance	2,580	1,787	—	793
Total premiums	$170,557	3,586	68	167,039	—%
Year ended December 31, 2022:
Life insurance in force	$4,796,570	543,496	4,074	4,257,148	0.1%
Premiums:
Life insurance	$169,432	1,920	74	167,586
Accident and health insurance	1,283	5	—	1,278
Property insurance	6,258	1,408	—	4,850
Total premiums	$176,973	3,333	74	173,714	—%
Year ended December 31, 2021:
Life insurance in force	$4,627,509	465,954	4,366	4,165,921	0.1%
Premiums:
Life insurance	$171,567	1,850	84	169,801
Accident and health insurance	1,255	5	—	1,250
Property insurance	5,984	2,307	—	3,677
Total premiums	$178,806	4,162	84	174,728	—%

December 31, 2023 | 10-K 119

EXHIBITS

Exhibit No.	The following exhibits are filed herewith:

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

10.6†
Executive Employment Agreement by and between Citizens, Inc. and Gerald W. Shields, effective as of January 1, 2022 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 21, 2021)

10.7†
Amendment to Executive Employment Agreement by and between Citizens, Inc. and Gerald W. Shields, effective as of January 1, 2024 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 15, 2023)

10.8	Credit Agreement between the Company and Regions Bank dated May 5, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2021)

10.9
Pledge and Security Agreement dated May 5, 2021 by and between Citizens, Inc. as obligor, and Regions Bank, as lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2021)

10.10†
Form of Executive Change in Leadership Agreement entered into on November 3, 2023, by and between the Company and each of the following Named Executive Officers: Jeffery P. Conklin, Sheryl Kinlaw, Robert M. Mauldin III and Harvey J.L. Waite (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 2023)

10.11†*	Compensation Recovery Policy

21*	Subsidiaries of the Registrant

23*	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP

24	Power of Attorney (included on signature page enclosed herein)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

December 31, 2023 | 10-K 120

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Inline XBRL for the cover page of this Annual Report on Form 10-K for the year ended December 31, 2023, filed electronically herewith, included in the Exhibit 101 Inline XBRL Document Set.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.

Item 16. FORM 10-K SUMMARY

None.

December 31, 2023 | 10-K 121

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CITIZENS, INC.

Date:	March 14, 2024	By:	/s/ Gerald W. Shields
Gerald W. Shields,
Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Jeffery P. Conklin
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 14, 2024.

Dated:  March 14, 2024

/s/ Jerry D. Davis, Jr.	/s/ Gerald W. Shields
Jerry D. Davis, Jr., Chairman of the Board and Director	Gerald W. Shields, Vice Chairman of the Board and Director

/s/ Christopher W. Claus	/s/ Cynthia H. Davis
Christopher W. Claus, Director	Cynthia H. Davis, Director

/s/ Dr. Terry S. Maness	/s/ Mary Taylor
Dr. Terry S. Maness, Director	Mary Taylor, Director

/s/ Francis A. Keating II	/s/ J. Keith Morgan
Francis A. Keating II, Director	J. Keith Morgan, Director

December 31, 2023 | 10-K 122