Form 10-Q
period 2024-03-31
CITIZENS, INC.
filed 2024-05-07
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 1, 2024, the Registrant had 49,633,705 shares of Class A common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

March 31, 2024 | 10-Q 1

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets

(In thousands)	March 31, 2024	December 31, 2023
	(Unaudited)
Assets:
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $1,397,074 and $1,389,038 in 2024 and 2023, respectively)	$1,234,048	1,238,981
Equity securities, at fair value	5,419	5,282
Policy loans	75,274	75,359
Other long-term investments (portion measured at fair value $84,853 and $82,460 in 2024 and 2023, respectively)	85,118	82,725
Total investments	1,399,859	1,402,347
Cash and cash equivalents	23,242	26,997
Accrued investment income	17,290	17,360
Reinsurance recoverable	4,208	3,991
Deferred policy acquisition costs	180,061	175,768
Cost of insurance acquired	9,871	10,043
Current federal income tax receivable	192	1,546
Property and equipment, net	11,408	11,809
Due premiums	9,880	11,264
Other assets (less allowance for losses of $431 and $408 in 2024 and 2023, respectively)	9,652	7,803
Total assets	$1,665,663	1,668,928

See accompanying Notes to Consolidated Financial Statements.

March 31, 2024 | 10-Q 2

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets, Continued

(In thousands, except share amounts)	March 31, 2024	December 31, 2023
	(Unaudited)
Liabilities and Stockholders' Equity:
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,195,430	1,229,253
Accident and health insurance	844	889
Total future policy benefit reserves	1,196,274	1,230,142
Policyholders' funds:
Annuities	136,965	133,216
Dividend accumulations	45,760	44,960
Premiums paid in advance	32,391	32,446
Policy claims payable	7,983	6,637
Other policyholders' funds	7,402	7,363
Total policyholders' funds	230,501	224,622
Total policy liabilities	1,426,775	1,454,764
Commissions payable	2,919	3,445
Deferred federal income tax liability	3,601	1,102
Payable for securities in process of settlement	1,350	—
Other liabilities	35,835	37,488
Total liabilities	1,470,480	1,496,799
Commitments and contingencies (Note 7)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 53,900,208 and 53,882,661 shares issued and outstanding in 2024 and 2023, respectively, including shares in treasury of 4,327,810 in 2024 and 2023	268,802	268,675
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2024 and 2023, including shares in treasury of 1,001,714 in 2024 and 2023	3,184	3,184
Retained earnings	46,692	42,150
Accumulated other comprehensive income (loss)	(99,770)	(118,155)
Treasury stock, at cost	(23,725)	(23,725)
Total stockholders' equity	195,183	172,129
Total liabilities and stockholders' equity	$1,665,663	1,668,928

See accompanying Notes to Consolidated Financial Statements.

March 31, 2024 | 10-Q 3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2024	2023
Revenues:
Premiums:
Life insurance	$38,261	36,934
Accident and health insurance	414	358
Property insurance	(2)	957
Net investment income	17,487	17,074
Investment related gains (losses), net	963	(288)
Other income	589	879
Total revenues	57,712	55,914
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	33,113	30,299
Increase (decrease) in future policy benefit reserves	451	(978)
Policyholder liability remeasurement (gain) loss	319	880
Policyholders' dividends	1,237	1,108
Total insurance benefits paid or provided	35,120	31,309
Commissions	10,450	9,013
Other general expenses	11,338	11,260
Capitalization of deferred policy acquisition costs	(8,331)	(6,358)
Amortization of deferred policy acquisition costs	4,038	3,814
Amortization of cost of insurance acquired	172	161
Total benefits and expenses	52,787	49,199
Income before federal income tax	4,925	6,715
Federal income tax expense	383	1,843
Net income	4,542	4,872

Per Share Amounts:
Basic and diluted earnings per share of Class A common stock	0.09	0.10

Other Comprehensive Income (Loss):
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) arising during period	(13,416)	43,436
Reclassification adjustment for losses (gains) included in net income	448	38
Unrealized gains (losses) on fixed maturity securities, net	(12,968)	43,474
Change in current discount rate for liability for future policy benefits	33,995	(20,480)
Income tax expense (benefit) on other comprehensive income items	2,642	1,415
Other comprehensive income (loss)	18,385	21,579
Total comprehensive income (loss)	$22,927	26,451

See accompanying Notes to Consolidated Financial Statements.

March 31, 2024 | 10-Q 4

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
(In thousands)	Class A	Class B

Balance at December 31, 2023	$268,675	3,184	42,150	(118,155)	(23,725)	172,129
Comprehensive income (loss):
Net income	—	—	4,542	—	—	4,542
Other comprehensive income (loss)	—	—	—	18,385	—	18,385
Total comprehensive income (loss)	—	—	4,542	18,385	—	22,927
Stock-based compensation	127	—	—	—	—	127
Balance at March 31, 2024	$268,802	3,184	46,692	(99,770)	(23,725)	195,183

Balance at December 31, 2022	$268,147	3,184	16,309	(137,044)	(22,806)	127,790
Comprehensive income (loss):
Net income	—	—	4,872	—	—	4,872
Other comprehensive income (loss)	—	—	—	21,579	—	21,579
Total comprehensive income (loss)	—	—	4,872	21,579	—	26,451
Stock-based compensation	50	—	—	—	—	50
Balance at March 31, 2023	$268,197	3,184	21,181	(115,465)	(22,806)	154,291

See accompanying Notes to Consolidated Financial Statements.

March 31, 2024 | 10-Q 5

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31, (In thousands)	2024	2023
Cash flows from operating activities:
Net income	$4,542	4,872
Adjustments to reconcile net income to net cash provided by operating activities:
Investment related (gains) losses on sale of investments and other assets, net	(963)	288
Net deferred policy acquisition costs	(4,293)	(2,544)
Amortization of cost of insurance acquired	172	161
Depreciation	144	122
Amortization of premiums and discounts on investments	1,291	1,203
Stock-based compensation	154	70
Deferred federal income tax expense (benefit)	(143)	706
Change in:
Accrued investment income	70	173
Reinsurance recoverable	(217)	237
Due premiums	1,384	2,648
Future policy benefit reserves	128	(125)
Other policyholders' liabilities	6,929	1,582
Federal income tax payable	1,353	1,138
Commissions payable and other liabilities	(1,863)	(2,673)
Other, net	(1,900)	(504)
Net cash provided by operating activities	6,788	7,354
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(23,271)	(25,114)
Sales of fixed maturity securities, available-for-sale	2,508	2,865
Maturities and calls of fixed maturity securities, available-for-sale	12,366	14,426
Principal payments on mortgage loans	3	2
(Increase) decrease in policy loans, net	85	114
Sales of other long-term investments	82	249
Purchases of other long-term investments	(1,181)	(3,495)
Purchases of property and equipment	(58)	(73)
Net cash used in investing activities	(9,466)	(11,026)

See accompanying Notes to Consolidated Financial Statements.

March 31, 2024 | 10-Q 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(Unaudited)

Three Months Ended March 31, (In thousands)	2024	2023
Cash flows from financing activities:
Annuity deposits	$1,600	2,008
Annuity withdrawals	(2,650)	(2,365)
Other	(27)	(20)
Net cash used in financing activities	(1,077)	(377)
Net decrease in cash and cash equivalents	(3,755)	(4,049)
Cash and cash equivalents at beginning of year	26,997	22,973
Cash and cash equivalents at end of period	$23,242	18,924

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2023, various fixed maturity issuers exchanged securities with book values of $2.1 million for securities of equal value while none were exchanged during the three months ended March 31, 2024.

The Company had $1.4 million of net unsettled security trades at March 31, 2024 and none at March 31, 2023.

See accompanying Notes to Consolidated Financial Statements.

March 31, 2024 | 10-Q 7

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) FINANCIAL STATEMENTS

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens" or the "Company"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA Domestic"), CICA Life Ltd. ("CICA Bermuda"), CICA Life A.I., a Puerto Rico company ("CICA International"), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Magnolia Guaranty Life Insurance Company ("MGLIC"), Computing Technology, Inc. ("CTI"), Nexo Enrollment Services LLC, a Puerto Rico service company ("NES") and Nexo Global Services LLC, a Puerto Rico holding company ("Nexo"). All significant inter-company accounts and transactions have been eliminated. Citizens and its wholly-owned subsidiaries are collectively referred to as the "Company," "it," "we," "us" or "our".

The consolidated balance sheet as of March 31, 2024, the consolidated statements of operations and comprehensive income (loss) and stockholders' equity for the three months ended March 31, 2024 and March 31, 2023 and the consolidated statements of cash flows for the three months ended March 31, 2024 and March 31, 2023 have been prepared by the Company without audit and are not subject to audit. In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2024 and for comparative periods have been made. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 ("Form 10-K").  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Our Life Insurance segment operates through CICA International and CICA Domestic. Until December 31, 2022, our international life insurance business operated through CICA Bermuda. Beginning January 1, 2023, all new international policies are issued by CICA International. These companies provide U.S. dollar-denominated endowment contracts internationally, which are principally accumulation contracts that incorporate an element of life insurance protection and ordinary whole life insurance in U.S. dollar-denominated amounts sold to non-U.S. residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations. On August 31, 2023, CICA Bermuda transferred all of its insurance in force business to CICA International. Prior to July 1, 2023, our domestic life insurance business operated through CICA Domestic and Citizens National Life Insurance Company ("CNLIC"). CICA Domestic issues ordinary whole life, final expense, life products with living benefits, critical illness, and credit life and disability policies throughout the U.S. CNLIC merged into CICA Domestic on July 1, 2023.

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

CTI provides data processing systems and services to the Company. NES provides services to policyholders of CICA International.

March 31, 2024 | 10-Q 8

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

Significant estimates include those used in the evaluation of credit losses on fixed maturity securities, valuation allowances on deferred tax assets, actuarially determined assets and liabilities and assumptions and contingencies related to litigation and regulatory matters.  Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the consolidated financial statements.

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

March 31, 2024 | 10-Q 9

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) INVESTMENTS

The Company invests primarily in fixed maturity securities, which totaled 86.7% of total cash and invested assets at March 31, 2024, as shown below.

Carrying Value (In thousands, except for %)	March 31, 2024		December 31, 2023
	Amount	%	Amount	%

Cash and invested assets:
Fixed maturity securities	$1,234,048	86.7%	1,238,981	86.7%
Equity securities	5,419	0.4	5,282	0.4
Policy loans	75,274	5.3	75,359	5.3
Other long-term investments	85,118	6.0	82,725	5.8
Cash and cash equivalents	23,242	1.6	26,997	1.8
Total cash and invested assets	$1,423,101	100.0%	1,429,344	100.0%

The following tables represent the amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities as of the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$5,972	76	74	5,974
U.S. Government-sponsored enterprises	3,396	201	1	3,596
States and political subdivisions	313,364	1,718	30,027	285,055
Corporate:
Financial	273,436	1,701	32,459	242,678
Consumer	252,953	1,321	39,615	214,659
Utilities	127,577	369	21,576	106,370
Energy	72,733	27	8,576	64,184
Communications	73,354	247	9,843	63,758
All other	111,641	444	14,289	97,796
Commercial mortgage-backed	276	1	5	272
Residential mortgage-backed	106,977	7	12,136	94,848
Asset-backed	55,395	511	1,048	54,858
Total fixed maturity securities	$1,397,074	6,623	169,649	1,234,048

March 31, 2024 | 10-Q 10

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$5,983	127	48	6,062
U.S. Government-sponsored enterprises	3,404	250	1	3,653
States and political subdivisions	314,203	2,160	29,132	287,231
Corporate:
Financial	266,485	2,066	31,255	237,296
Consumer	250,672	2,145	37,094	215,723
Utilities	123,625	615	20,253	103,987
Energy	73,808	64	8,049	65,823
Communications	74,029	309	8,892	65,446
All other	111,124	647	12,439	99,332
Commercial mortgage-backed	171	—	—	171
Residential mortgage-backed	107,174	9	10,060	97,123
Asset-backed	58,360	290	1,516	57,134
Total fixed maturity securities	$1,389,038	8,682	158,739	1,238,981

Most of the Company's equity securities are invested in a non-redeemable preferred stock fund.

Fair Value (In thousands)	March 31, 2024	December 31, 2023

Equity securities:
Bond mutual funds	$739	740
Common stock	664	665
Non-redeemable preferred stock	7	7
Non-redeemable preferred stock fund	4,009	3,870
Total equity securities	$5,419	5,282

VALUATION OF INVESTMENTS

Available-for-sale ("AFS") fixed maturity securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income. The Company recognized net investment related gains of $0.1 million and $0.3 million on equity securities held for the three months ended March 31, 2024 and 2023, respectively.

The Company considers several factors in its review and evaluation of individual investments, using the process described in Part IV, Item 15, Note 2. Investments in the notes to the consolidated financial statements of our Form 10-K to determine whether a credit valuation loss exists. For the three months ended March 31, 2024 and 2023, the Company recorded no credit valuation losses on fixed maturity securities.

March 31, 2024 | 10-Q 11

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For fixed maturity security investments that have unrealized losses as of March 31, 2024 and December 31, 2023, the gross unrealized losses and related fair values that have been in a continuous unrealized loss position by timeframe are as follows.

March 31, 2024	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
U.S. Treasury securities	$1,178	67	5	66	7	2	1,244	74	7
U.S. Government-sponsored enterprises	220	1	1	—	—	—	220	1	1
States and political subdivisions	22,031	357	41	165,011	29,670	196	187,042	30,027	237
Corporate:
Financial	9,895	380	26	178,234	32,079	218	188,129	32,459	244
Consumer	13,303	643	29	174,217	38,972	224	187,520	39,615	253
Utilities	9,200	374	45	83,296	21,202	136	92,496	21,576	181
Energy	4,380	110	3	58,299	8,466	74	62,679	8,576	77
Communications	6,429	190	6	54,172	9,653	68	60,601	9,843	74
All Other	4,147	121	9	83,944	14,168	100	88,091	14,289	109
Commercial mortgage-backed	—	—	—	100	5	1	100	5	1
Residential mortgage-backed	133	2	7	94,337	12,134	86	94,470	12,136	93
Asset-backed	6,793	60	10	22,959	988	29	29,752	1,048	39
Total fixed maturity securities	$77,709	2,305	182	914,635	167,344	1,134	992,344	169,649	1,316

December 31, 2023	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
U.S. Treasury securities	$1,203	40	5	65	8	2	1,268	48	7
U.S. Government-sponsored enterprises	221	1	1	—	—	—	221	1	1
States and political subdivisions	19,540	357	35	164,264	28,775	192	183,804	29,132	227
Corporate:
Financial	12,584	383	19	176,521	30,872	217	189,105	31,255	236
Consumer	10,175	265	16	176,725	36,829	223	186,900	37,094	239
Utilities	3,596	66	20	85,169	20,187	137	88,765	20,253	157
Energy	3,291	57	1	59,392	7,992	76	62,683	8,049	77
Communications	5,784	153	5	56,108	8,739	69	61,892	8,892	74
All Other	2,080	32	5	85,757	12,407	100	87,837	12,439	105
Residential mortgage-backed	849	38	5	95,806	10,022	86	96,655	10,060	91
Asset-backed	4,757	111	8	32,764	1,405	40	37,521	1,516	48
Total fixed maturity securities	$64,080	1,503	120	932,571	157,236	1,142	996,651	158,739	1,262

March 31, 2024 | 10-Q 12

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In each category of our fixed maturity securities described above, we do not intend to sell our investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. As of March 31, 2024 and December 31, 2023, 99.0% and 99.4% of the fair value of our fixed maturity securities portfolio, respectively, were rated investment grade. While the losses are currently unrealized, we continue to monitor all fixed maturity securities on an on-going basis as future information may become available which could result in an allowance being recorded.

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

The amortized cost and fair value of fixed maturity securities at March 31, 2024 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

March 31, 2024	Amortized Cost	Fair Value
(In thousands)
Fixed maturity securities:
Due in one year or less	$15,247	15,156
Due after one year through five years	127,682	125,714
Due after five years through ten years	300,002	291,665
Due after ten years	954,143	801,513
Total fixed maturity securities	$1,397,074	1,234,048

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Fixed maturity securities, available-for-sale:
Proceeds	$2,508	2,865
Gross realized gains	$1	5
Gross realized losses	$49	12

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

March 31, 2024 | 10-Q 13

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

The following tables set forth our assets measured at fair value on a recurring basis as of the dates indicated.

March 31, 2024	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial assets:
Fixed maturity securities, available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$5,974	3,596	—	9,570
States and political subdivisions	—	285,055	—	285,055
Corporate	46	789,399	—	789,445
Commercial mortgage-backed	—	272	—	272
Residential mortgage-backed	—	94,848	—	94,848
Asset-backed	—	54,858	—	54,858
Total fixed maturity securities, available-for-sale	6,020	1,228,028	—	1,234,048

Equity securities:
Bond mutual funds	739	—	—	739
Common stock	664	—	—	664
Non-redeemable preferred stock	7	—	—	7
Non-redeemable preferred stock fund	4,009	—	—	4,009
Total equity securities	5,419	—	—	5,419
Other long-term investments (1)	—	—	—	84,853
Total financial assets	$11,439	1,228,028	—	1,324,320
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

March 31, 2024 | 10-Q 14

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2023	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial assets:
Fixed maturity securities, available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$6,062	3,653	—	9,715
States and political subdivisions	—	287,231	—	287,231
Corporate	43	787,564	—	787,607
Commercial mortgage-backed	—	171	—	171
Residential mortgage-backed	—	97,123	—	97,123
Asset-backed	—	57,134	—	57,134
Total fixed maturity securities, available-for-sale	6,105	1,232,876	—	1,238,981

Equity securities:
Bond mutual funds	740	—	—	740
Common stock	665	—	—	665
Non-redeemable preferred stock	7	—	—	7
Non-redeemable preferred stock fund	3,870	—	—	3,870
Total equity securities	5,282	—	—	5,282
Other long-term investments (1)	—	—	—	82,460
Total financial assets	$11,387	1,232,876	—	1,326,723
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

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At March 31, 2024, fixed maturity securities, valued using a third-party pricing source, totaled $1.2 billion for Level 2 assets and comprised 92.7% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at March 31, 2024.  As of March 31, 2024, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Limited partnerships. The Company considers the net asset value ("NAV") to represent the value of the investment fund and is measured by the total value of assets minus the total value of liabilities. The following table includes information related to our investments in limited partnerships that calculate NAV per share. For these investments, which are measured at fair value on a recurring basis, we use the NAV per share to measure fair value. The Company recognized net investment related gains of $1.3 million and losses of $0.6 million on limited partnerships

March 31, 2024 | 10-Q 15

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
held for the three months ended March 31, 2024 and March 31, 2023, respectively. These investments are included in other long-term investments on the consolidated balance sheets.

		March 31, 2024			December 31, 2023
(In thousands, except for years)		Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)	Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)
	Description
Limited partnerships:
Middle market	Investments in privately-originated, performing senior secured debt primarily in North America-based companies	$35,648	3,452	3	$34,858	3,452	4
Global equity fund	Investments in common stocks of U.S., international developed and emerging markets with a focus on long-term capital growth	11,056	—	0	10,345	—	0
Late-stage growth	Investments in private late-stage, established companies seeking capital to accelerate growth prior to an IPO or sale	21,116	12,861	4 to 6	20,524	14,271	4 to 6
Infrastructure	Investments in climate infrastructure assets, focusing on renewable power generation in wind and solar energy	17,033	9,367	9 to 11	16,733	9,576	10
Total limited partnerships		$84,853	25,680		$82,460	27,299

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated financial statements not otherwise disclosed for the periods indicated were as follows:

	March 31, 2024		December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Policy loans	$75,274	75,274	75,359	75,359
Residential mortgage loan	39	40	42	42
Cash and cash equivalents	23,242	23,242	26,997	26,997
Financial liabilities:
Annuity - investment contracts	67,518	61,576	67,690	63,283

March 31, 2024 | 10-Q 16

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at both March 31, 2024 and December 31, 2023 and no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets. Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable. Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

Residential mortgage loan. The mortgage loan is secured by a residential property. The interest rate for this loan was 7.0% at both March 31, 2024 and December 31, 2023. At March 31, 2024, the remaining loan matures in four years.  Management estimated the fair value using an annual interest rate of 6.25% at both March 31, 2024 and December 31, 2023. Our mortgage loan is considered a Level 3 asset in the fair value hierarchy and is included in other long-term investments on the consolidated balance sheets.

Cash and cash equivalents. The fair value of cash and cash equivalents approximates carrying value and are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contracts, which are considered Level 3 liabilities, was estimated at March 31, 2024 and December 31, 2023 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 4.13% to 4.63% and 3.80% to 4.50%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Other long-term investments. Financial instruments included in other long-term investments are classified in various levels of the fair value hierarchy. The following table summarizes the carrying amounts of these investments.

Carrying Value (In thousands)	March 31, 2024	December 31, 2023
Other long-term investments:
Limited partnerships	$84,853	82,460
FHLB common stock	204	202
Mortgage loans	39	42
All other investments	22	21
Total other long-term investments	$85,118	82,725

We are a member of the Federal Home Loan Bank ("FHLB") of Dallas and such membership requires members to own stock in the FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value.

(5) DEFERRED POLICY ACQUISITION COSTS AND COST OF INSURANCE ACQUIRED

DAC

The following tables roll forward the DAC and COIA balances for the three months ended March 31, 2024 and 2023 by reporting cohort. Our reporting cohorts are Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy, and Permanent Limited Pay, which summarizes insurance policies with

March 31, 2024 | 10-Q 17

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

	Three Months Ended March 31, 2024
(In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$105,552	14,075	1,213	120,840
Capitalizations	5,976	766	74	6,816
Amortization expense	(3,076)	(227)	(55)	(3,358)
Balance, end of period	108,452	14,614	1,232	124,298

Home Service Insurance:
Balance, beginning of year	43,280	10,564	1,084	54,928
Capitalizations	1,174	271	70	1,515
Amortization expense	(554)	(105)	(21)	(680)
Balance, end of period	43,900	10,730	1,133	55,763

Consolidated:
Balance, beginning of year	148,832	24,639	2,297	175,768
Capitalizations	7,150	1,037	144	8,331
Amortization expense	(3,630)	(332)	(76)	(4,038)
Balance, end of period	$152,352	25,344	2,365	180,061

	Three Months Ended March 31, 2023
(In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$100,926	11,542	1,016	113,484
Capitalizations	3,453	822	85	4,360
Amortization expense	(2,918)	(186)	(58)	(3,162)
Balance, end of period	101,461	12,178	1,043	114,682

Home Service Insurance:
Balance, beginning of year	38,793	9,729	921	49,443
Capitalizations	1,615	331	52	1,998
Amortization expense	(492)	(95)	(65)	(652)
Balance, end of period	39,916	9,965	908	50,789

Consolidated:
Balance, beginning of year	139,719	21,271	1,937	162,927
Capitalizations	5,068	1,153	137	6,358
Amortization expense	(3,410)	(281)	(123)	(3,814)
Balance, end of period	$141,377	22,143	1,951	165,471

March 31, 2024 | 10-Q 18

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DAC capitalization increased for the three months ended March 31, 2024, compared to the same prior year period mainly from increased commissions from higher first year sales in our Life Insurance segment.

COIA

	Three Months Ended March 31, 2024
(In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$249	695	406	1,350
Amortization expense	(4)	(13)	(9)	(26)
Balance, end of period	245	682	397	1,324

Home Service Insurance:
Balance, beginning of year	7,194	168	1,331	8,693
Amortization expense	(94)	(2)	(50)	(146)
Balance, end of period	7,100	166	1,281	8,547

Consolidated:
Balance, beginning of year	7,443	863	1,737	10,043
Amortization expense	(98)	(15)	(59)	(172)
Balance, end of period	$7,345	848	1,678	9,871

	Three Months Ended March 31, 2023
(In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$267	750	444	1,461
Amortization expense	(4)	(15)	(13)	(32)
Balance, end of period	263	735	431	1,429

Home Service Insurance:
Balance, beginning of year	7,583	176	1,427	9,186
Amortization expense	(99)	(2)	(28)	(129)
Balance, end of period	7,484	174	1,399	9,057

Consolidated:
Balance, beginning of year	7,850	926	1,871	10,647
Amortization expense	(103)	(17)	(41)	(161)
Balance, end of period	$7,747	909	1,830	10,486

(6) POLICYHOLDERS’ LIABILITIES

LIABILITY FOR FUTURE POLICY BENEFITS

The following tables summarize balances of and changes in the liability for future policy benefits for our reporting cohorts: Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy,

March 31, 2024 | 10-Q 19

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

March 31, 2024 (In thousands)	Life Insurance			Home Service Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums:
Balance, beginning of year	$244,917	13,260	258,177	98,831	14,926	113,757
Beginning balance at original discount rate	252,426	13,533	265,959	102,045	15,512	117,557
Effects of actual variances from expected experience	(1,772)	204	(1,568)	(1,703)	(1,078)	(2,781)
Adjusted beginning of year balance	250,654	13,737	264,391	100,342	14,434	114,776
Issuances	18,208	604	18,812	4,152	685	4,837
Interest accrual	2,550	117	2,667	1,057	132	1,189
Net premiums collected	(10,497)	(683)	(11,180)	(3,016)	80	(2,936)
Derecognition and other	(2,456)	47	(2,409)	74	7	81
Ending balance at original discount rate	258,459	13,822	272,281	102,609	15,338	117,947
Effect of changes in discount rates	(9,285)	(325)	(9,610)	(5,401)	(832)	(6,233)
Balance, end of period	$249,174	13,497	262,671	97,208	14,506	111,714

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$973,350	195,122	1,168,472	211,946	122,784	334,730
Beginning balance at original discount rate	995,962	202,755	1,198,717	217,524	123,941	341,465
Effects of actual variances from expected experience	(1,592)	1,094	(498)	(1,697)	(748)	(2,445)
Adjusted beginning of year balance	994,370	203,849	1,198,219	215,827	123,193	339,020
Issuances	18,424	649	19,073	4,153	683	4,836
Interest accrual	11,014	2,066	13,080	2,401	1,437	3,838
Benefit payments	(20,342)	(4,411)	(24,753)	(3,672)	(1,436)	(5,108)
Derecognition and other	(2,976)	2	(2,974)	73	7	80
Ending balance at original discount rate	1,000,490	202,155	1,202,645	218,782	123,884	342,666
Effect of changes in discount rates	(41,718)	(12,311)	(54,029)	(13,926)	(6,975)	(20,901)
Balance, end of period	$958,772	189,844	1,148,616	204,856	116,909	321,765

Net liability for future policy benefits	$709,598	176,347	885,945	107,648	102,403	210,051

March 31, 2024 | 10-Q 20

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2023 (In thousands)	Life Insurance			Home Service Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums:
Balance, beginning of year	$235,228	10,209	245,437	93,508	13,255	106,763
Beginning balance at original discount rate	247,601	10,682	258,283	100,225	14,394	114,619
Effects of actual variances from expected experience	1,742	365	2,107	(1,371)	(809)	(2,180)
Adjusted beginning of year balance	249,343	11,047	260,390	98,854	13,585	112,439
Issuances	6,236	759	6,995	4,789	1,176	5,965
Interest accrual	2,272	72	2,344	986	114	1,100
Net premiums collected	(9,715)	(751)	(10,466)	(2,967)	467	(2,500)
Derecognition and other	153	38	191	132	46	178
Ending balance at original discount rate	248,289	11,165	259,454	101,794	15,388	117,182
Effect of changes in discount rates	(8,766)	(370)	(9,136)	(4,925)	(873)	(5,798)
Balance, end of period	$239,523	10,795	250,318	96,869	14,515	111,384

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$947,415	195,612	1,143,027	200,351	116,356	316,707
Beginning balance at original discount rate	996,169	208,051	1,204,220	214,188	121,908	336,096
Effects of actual variances from expected experience	2,538	1,045	3,583	(1,299)	25	(1,274)
Adjusted beginning of year balance	998,707	209,096	1,207,803	212,889	121,933	334,822
Issuances	6,375	785	7,160	4,789	1,176	5,965
Interest accrual	10,842	2,112	12,954	2,310	1,410	3,720
Benefit payments	(19,153)	(4,873)	(24,026)	(4,178)	(1,748)	(5,926)
Derecognition and other	14	12	26	132	45	177
Ending balance at original discount rate	996,785	207,132	1,203,917	215,942	122,816	338,758
Effect of changes in discount rates	(31,065)	(9,459)	(40,524)	(10,101)	(3,712)	(13,813)
Balance, end of period	$965,720	197,673	1,163,393	205,841	119,104	324,945

Net liability for future policy benefits	$726,197	186,878	913,075	108,972	104,589	213,561

Net premiums collected is defined as the transactional gross premiums collected in the current period times the net premium ratio. Issuances are calculated as the present value, using the locked-in discount rate, of the expected net premiums or the expected future policy benefits related to new policies issued during the three months ended March 31, 2024 and 2023. Interest accrual is the interest earned on the beginning present value of either the expected net premiums or the expected future policy benefits using the locked-in discount rate. Benefit payments are the transactional benefits (death, lapse, surrenders and maturities) paid in the current period. Derecognition refers to a subset of the issuances or the present value of future premiums released on new issues that lapsed during the three months ended March 31, 2024 and 2023 as well as other reconciling items. The effects of actual variances from expected experience lines are primarily impacted by the actual policy cash flows during the period compared to that which was expected in the reserve assumptions. If the net of the two lines is a positive number, the implication is an unfavorable result with policy cash flows less favorable than assumed while a negative number implies a favorable result compared to assumptions. Our policy experience will vary from actual experience in any one period, either favorably or unfavorably.

March 31, 2024 | 10-Q 21

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles the net liability for future policy benefits shown above to the liability for future policy benefits reported in the consolidated balance sheets.

	March 31, 2024			March 31, 2023
(In thousands)	Life Insurance	Home Service Insurance	Consolidated	Life Insurance	Home Service Insurance	Consolidated
Life Insurance:
Permanent	$709,598	107,648	817,246	726,197	108,972	835,169
Permanent limited pay	176,347	102,403	278,750	186,878	104,589	291,467
Deferred profit liability	29,258	27,432	56,690	26,347	25,113	51,460
Other	28,818	13,926	42,744	26,474	13,725	40,199
Total life insurance	944,021	251,409	1,195,430	965,896	252,399	1,218,295
Accident & Health:
Other	514	330	844	599	249	848
Total future policy benefit reserves	$944,535	251,739	1,196,274	966,495	252,648	1,219,143

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefit payments for long-term duration contracts.

	March 31, 2024		March 31, 2023
(In thousands)	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Undiscounted:
Permanent:
Expected future gross premiums	$658,547	455,252	607,319	463,491
Expected future benefit payments	1,514,326	488,264	1,478,777	478,978
Permanent Limited Pay:
Expected future gross premiums	46,558	76,799	46,845	77,743
Expected future benefit payments	326,302	320,554	321,985	319,390

Discounted:
Permanent:
Expected future gross premiums	$499,821	268,852	474,777	277,098
Expected future benefit payments	958,772	204,856	965,720	205,841
Permanent Limited Pay:
Expected future gross premiums	41,378	51,413	41,719	54,170
Expected future benefit payments	189,844	116,909	197,673	119,104

March 31, 2024 | 10-Q 22

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the amount of revenue and interest related to long-term duration contracts recognized in the consolidated statement of operations and comprehensive income (loss):

	Three Months Ended March 31,
	2024		2023
(In thousands)	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
Life Insurance Segment:
Life Insurance:
Permanent	$23,316	8,464	22,458	8,570
Permanent Limited Pay	3,646	2,263	4,168	2,336
Other	1,109	—	77	—
Less:
Reinsurance	373	—	648	—
Total, net of reinsurance	27,698	10,727	26,055	10,906
Accident & Health:
Other	164	—	152	—
Less:
Reinsurance	1	—	—	—
Total, net of reinsurance	163	—	152	—
Total	$27,861	10,727	26,207	10,906

Home Service Insurance Segment:
Life Insurance:
Permanent	$8,241	1,344	8,372	1,324
Permanent Limited Pay	2,040	1,626	2,154	1,586
Other	294	—	368	—
Less:
Reinsurance	12	—	15	—
Total, net of reinsurance	10,563	2,970	10,879	2,910
Accident & Health:
Other	251	—	206	—
Total	$10,814	2,970	11,085	2,910

The following table provides the weighted-average durations of the liability for future policy benefits.

	March 31, 2024		March 31, 2023
(In years)	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Permanent:
Duration at original discount rate	8.2	16.0	8.1	15.9
Duration at current discount rate	8.5	15.8	8.4	16.1
Permanent Limited Pay:
Duration at original discount rate	8.1	14.5	7.6	14.5
Duration at current discount rate	7.8	14.5	7.6	15.2

March 31, 2024 | 10-Q 23

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the weighted-average interest rates for the liability for future policy benefits.

	March 31, 2024		March 31, 2023
	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Permanent:
Interest rate at original discount rate	4.89%	4.97%	4.92%	4.99%
Interest rate at current discount rate	5.10%	5.31%	4.86%	5.09%
Permanent Limited Pay:
Interest rate at original discount rate	4.28%	5.03%	4.30%	5.05%
Interest rate at current discount rate	5.09%	5.31%	4.85%	5.08%

LIABILITY FOR POLICYHOLDERS’ ACCOUNT BALANCES

The following table presents the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of the difference, in basis points, between rates being credited and the respective guaranteed minimums.

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
March 31, 2024 (In thousands)
Range of Guaranteed Minimum Crediting Rates:
0.00% - 1.49%	$792	—	1,031	34,391	36,214
1.50% - 2.99%	22,353	531	37	11,622	34,543
3.00% - 4.49%	100,882	131	8,498	—	109,511
Greater or equal to 4.50%	31,447	—	—	—	31,447
Total	$155,474	662	9,566	46,013	211,715

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
March 31, 2023 (In thousands)
Range of Guaranteed Minimum Crediting Rates:
0.00% - 1.49%	$736	—	1,144	38,186	40,066
1.50% - 2.99%	25,929	593	66	—	26,588
3.00% - 4.49%	101,264	10	—	—	101,274
Greater or equal to 4.50%	31,858	—	—	—	31,858
Total	$159,787	603	1,210	38,186	199,786

March 31, 2024 | 10-Q 24

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize balances of and changes in policyholders' account balances.

March 31, 2024 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$44,569	87,134	44,960	31,039
Issuances	5,721	594	138	806
Premiums received	27	985	1,358	194
Interest credited	474	663	472	431
Less:
Surrenders and withdrawals	—	2,572	1,168	1,989
Benefit payments	2,121	—	—	—
Balance, end of period	$48,670	86,804	45,760	30,481
Weighted-average crediting rates	3.96%	3.57%	3.28%	2.93%
Cash surrender value	$48,670	86,804	45,760	30,481

March 31, 2023 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$32,995	86,807	41,663	34,603
Issuances	4,788	763	148	905
Premiums received	18	1,170	1,384	145
Interest credited	343	668	324	226
Less:
Surrenders and withdrawals	—	2,247	851	1,757
Benefit payments	2,309	—	—	—
Balance, end of period	$35,835	87,161	42,668	34,122
Weighted-average crediting rates	4.05%	3.57%	3.05%	2.98%
Cash surrender value	$35,835	87,161	42,668	34,122

March 31, 2024 | 10-Q 25

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles policyholders' account balances shown above to the policyholders' account balances liability in the consolidated balance sheets.

As of March 31, (In thousands)	2024	2023
Annuities:
Supplemental contracts without life contingencies	$48,670	35,835
Fixed annuity	86,804	87,161
Unearned revenue reserve	1,491	1,531
Other	—	1
Total annuities	$136,965	124,528

Premiums Paid in Advance:
Premiums paid in advance	$30,481	34,122
Other	1,910	2,575
Total premiums paid in advance	$32,391	36,697

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

CONTRACTUAL OBLIGATIONS

As of March 31, 2024, CICA International is committed to fund investments up to $25.7 million related to limited partnerships previously described.

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

Obligations under the Credit Facility are secured by substantially all of the assets of the Company other than the equity interests in all of the regulated insurance subsidiaries, real estate owned by the Company, and other limited exceptions. The Credit Facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to restrictions on indebtedness, liens, investments, asset dispositions and restricted payments. As of March 31, 2024, the Company had not borrowed any funds against the Credit Facility and was not in violation of any covenants.

March 31, 2024 | 10-Q 26

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We renewed the line of credit in May 2024 for an additional three years at substantially the same terms as described above.

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

A summary of the change in the number of shares of Class A and Class B common stock and treasury stock issued is as follows:

	Three Months Ended March 31,
	2024			2023
(In thousands)	Common Stock		Treasury	Common Stock		Treasury
	Class A	Class B	Stock	Class A	Class B	Stock
Balance at beginning of year	53,883	1,002	5,330	53,758	1,002	4,937
Stock issued for compensation	17	—	—	34	—	—
Balance at end of period	53,900	1,002	5,330	53,792	1,002	4,937

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

Three Months Ended March 31,	2024	2023
(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$4,542	4,872
Net income allocated to Class A common stock	$4,542	4,872

Denominator:
Weighted average shares of Class A outstanding - basic	49,564	49,840
Weighted average shares of Class A outstanding - diluted	50,561	50,609

Basic and diluted earnings per share of Class A common stock	$0.09	0.10

STATUTORY CAPITAL AND SURPLUS

Each of our regulated insurance subsidiaries is required to meet stipulated regulatory capital requirements. These include capital requirements imposed by the U.S. National Association of Insurance Commissioners ("NAIC") and the Bermuda Monetary Authority ("BMA"). All domestic insurance subsidiaries exceeded the minimum capital requirements at March 31, 2024. On March 27, 2024, Citizens and the Colorado Division of Insurance entered into

March 31, 2024 | 10-Q 27

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
a capital maintenance agreement that specifies that Citizens will infuse capital as needed to ensure that CICA Domestic's RBC remains above 350%. As CICA Domestic's RBC exceeded 350% at March 31, 2024, no capital contribution was necessary.

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

(9) SEGMENT AND OTHER OPERATING INFORMATION

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

March 31, 2024 | 10-Q 28

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended March 31, 2024
(In thousands)

Revenues:
Premiums	$27,861	10,812	—	38,673
Net investment income	13,686	3,537	264	17,487
Investment related gains (losses), net	1,086	(91)	(32)	963
Other income	506	—	83	589
Total revenues	43,139	14,258	315	57,712
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	27,364	5,749	—	33,113
Increase (decrease) in future policy benefit reserves	(1,193)	1,644	—	451
Policyholder liability remeasurement (gain) loss	373	(54)	—	319
Policyholders' dividends	1,231	6	—	1,237
Total insurance benefits paid or provided	27,775	7,345	—	35,120
Commissions	6,960	3,490	—	10,450
Other general expenses	6,036	3,489	1,813	11,338
Capitalization of deferred policy acquisition costs	(6,816)	(1,515)	—	(8,331)
Amortization of deferred policy acquisition costs	3,358	680	—	4,038
Amortization of cost of insurance acquired	26	146	—	172
Total benefits and expenses	37,339	13,635	1,813	52,787
Income (loss) before federal income tax	$5,800	623	(1,498)	4,925

March 31, 2024 | 10-Q 29

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended March 31, 2023
(In thousands)

Revenues:
Premiums	$26,207	12,042	—	38,249
Net investment income	13,311	3,470	293	17,074
Investment related gains (losses), net	(437)	99	50	(288)
Other income	879	—	—	879
Total revenues	39,960	15,611	343	55,914
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	24,439	5,860	—	30,299
Increase (decrease) in future policy benefit reserves	(1,820)	842	—	(978)
Policyholder liability remeasurement (gain) loss	816	64	—	880
Policyholders' dividends	1,101	7	—	1,108
Total insurance benefits paid or provided	24,536	6,773	—	31,309
Commissions	4,759	4,254	—	9,013
Other general expenses	5,459	4,468	1,333	11,260
Capitalization of deferred policy acquisition costs	(4,360)	(1,998)	—	(6,358)
Amortization of deferred policy acquisition costs	3,162	652	—	3,814
Amortization of cost of insurance acquired	32	129	—	161
Total benefits and expenses	33,588	14,278	1,333	49,199
Income (loss) before federal income tax	$6,372	1,333	(990)	6,715

(10) INCOME TAXES

The effective tax rate is the ratio of tax expense over pre-tax income. The effective tax rate was 7.8% for the three months ended March 31, 2024, compared to 27.4% for the same period in 2023, respectively. CICA Bermuda and CICA International are considered controlled foreign corporations for federal income tax purposes. As a result, the insurance activity of CICA Bermuda and CICA International are subject to Subpart F of the Internal Revenue Code and are included in Citizens’ taxable income. Due to the 0% enacted tax rate in Bermuda, there are no deferred taxes recorded for CICA Bermuda's temporary differences. The Government of Puerto Rico approved a tax exemption decree for CICA International which freezes the income tax rate at 0% on taxable earnings up to $1.2 million and 4% on taxable earnings in excess of $1.2 million for a minimum of 15 years. The effective tax rate varies from the prevailing corporate federal income tax rate of 21.0% mainly due to the impact of Subpart F and uncertain tax positions.

At March 31, 2024 and 2023, we determined it was more likely than not that a portion of our capital deferred tax assets would not be realized in their entirety. The Company recorded valuation allowances of $4.6 million and $3.7 million, respectively, through Other Comprehensive Income (Loss).

March 31, 2024 | 10-Q 30

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11) OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% for domestic entities and 4% for Puerto Rican entities for the three months ended March 31, 2024 and 2023, as indicated below.

Three Months Ended March 31,	2024			2023
(In thousands)	Amount	Tax Effect	Total	Amount	Tax Effect	Total
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$(13,416)	1,198	(12,218)	43,436	(2,280)	41,156
Reclassification adjustment for losses (gains) included in net income	448	(94)	354	38	(8)	30
Unrealized holding gains (losses), net	(12,968)	1,104	(11,864)	43,474	(2,288)	41,186
Change in current discount rate for liability for future policy benefits	33,995	(3,746)	30,249	(20,480)	873	(19,607)
Other comprehensive income (loss)	$21,027	(2,642)	18,385	22,994	(1,415)	21,579

(12) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. There were no changes related to these relationships during the three months ended March 31, 2024 except as described in Note 1. Financial Statements under Basis of Presentation and Consolidation.  See our Form 10-K for a comprehensive discussion of related party transactions.

(13) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued and determined that no other significant subsequent events need to be recognized or disclosed at this time.

March 31, 2024 | 10-Q 31

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including those factors discussed in the "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2023, which is incorporated herein by reference.

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

Objective of our Management's Discussion and Analysis

We refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “MD&A”. The objective of our MD&A is to provide investors with information in order to assess the material changes in our financial condition from December 31, 2023 to March 31, 2024 and the material changes in our results of operations for the three months ended March 31, 2024 as compared to the same period in 2023. We also discuss in the MD&A any trends that we believe may materially affect our future operations or financial condition.

March 31, 2024 | 10-Q 32

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The Factors that Drive our Operating Results

We see the following as the primary factors that drive our operating results:

•Sales (i.e., premium revenues)
•Investments
•Claims and surrenders
•Operating expenses

Premium revenues and investment income are our two primary sources of income and thus key to our profitability.

Premium revenues consist of all money deposited by customers into new and existing insurance policies. We believe sales statistics are meaningful to gaining an understanding of, among other things, the attractiveness of our new products, how expansion of our distribution channels affects our revenue, customer retention and the performance of our business from period-to-period. Throughout the MD&A, we describe the actions and initiatives that we are taking to increase sales and improve retention, sales performance in each period and as compared to prior periods, and how we view trends with respect to sales and retention. Because we ceased operations in our property insurance business effective June 30, 2023, the premiums charts below only reflect life insurance and accident and health insurance ("A&H") premium results.

In the last 2 years, we have received 9 new state licenses, developed new final expense and living benefit products, and entered into new white label and other distribution agreements, leading to an increase in first year premiums (i.e., new sales) of 42% from 2023 to 2024.

Our renewal life and A&H premium revenues in the three months ended March 31, 2024 decreased slightly primarily due to the impact of a higher level of surrenders during the last few years (and thus a lower amount of policies paying renewal premiums) and from matured endowment benefits, which we expected due to contractual expiration dates.

March 31, 2024 | 10-Q 33

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Our net investment income increased for the three months ended March 31, 2024 by 2% compared to the same prior year period due primarily to investment income from our limited partnership investments and a growing diversified invested asset base.

Payment of policyholder benefits for claims and surrenders is our largest expense and thus also key to our profitability. The three largest components of this expense are reflected in the graphs above. In the three months ended March 31, 2024 compared to the prior year period:

•Death claim benefits increased due to the increase in policies issued over the last few years.
•Surrenders decreased slightly as we continue to focus on retention efforts.
•Matured endowments increased as expected due to many of our endowment policies reaching their contractual maturity dates.

Operating expenses are our second largest expense and thus also drive our operating results. Our general operating expenses for the three months ended March 31, 2024 increased slightly compared to the prior year period as we continue to invest in the growth of our business.

March 31, 2024 | 10-Q 34

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

FINANCIAL HIGHLIGHTS
Our net income decreased from $4.9 million in the three months ended March 31, 2023 to $4.5 million in the three months ended March 31, 2024. Total revenues increased by $1.8 million due primarily to higher life insurance premium revenue, higher investment related gains and losses and higher net investment income. We also had a $1.5 million reduction in federal income tax expense. This was more than offset by total benefits and expenses, which increased by $3.6 million due primarily to $3.5 million of higher death claims and matured endowment benefits paid. We also incurred $1.4 million in higher commissions paid due to the large increase in first year sales, which have a higher commission rate than renewal sales.

Our basic net income per share of Class A common stock was $0.09 for the three months ended March 31, 2024, respectively, compared to $0.10 in prior year period.

Financial Condition at March 31, 2024

•Total assets of $1.7 billion
•Total investments of $1.4 billion; fixed maturity securities comprised 88% of total investments
•$5.0 billion of direct insurance in force
•No debt
•Fully diluted income per share of Class A common stock of $0.09
•Book value per share of Class A common stock of $3.94

EVENTS THAT IMPACTED OUR BUSINESS

From time-to-time, certain events may affect our business in ways that cause current or future results to differ from past results. See Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Events that Impacted Our Business" in our Annual Report on 10-K for the period ended December 31, 2023 for a discussion of certain events that have impacted and continue to impact our business, including inflation and market volatility, rising interest rates and ceasing operations of our property insurance business.

OUR OPERATING SEGMENTS

We manage our business in two operating segments: Life Insurance and Home Service Insurance.

Our insurance operations are the primary focus of the Company, as these operations generate most of our income.  See the discussion under Segment Operations below for detailed analysis.  The amount of insurance,

March 31, 2024 | 10-Q 35

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

number of policies, and average face amounts for ordinary life policies issued during the periods indicated are shown below.

Three Months Ended March 31,		2024		2023
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Ordinary Life Policies:
Life Insurance:
International	$96,140,734	920	$104,501	$83,414,534	863	$96,656
Domestic	111,718,773	9,476	11,790	477,500	39	12,244
Total Life Insurance	207,859,507	10,396	19,994	83,892,034	902	93,007
Home Service Insurance	66,600,824	5,128	12,988	86,437,227	6,524	13,249
Total	$274,460,331	15,524		$170,329,261	7,426

As we previously disclosed, our strategic initiatives include the introduction of new products tailored to our specific markets and expansion of our distribution channels both domestically and internationally. These new products and distribution channels helped drive the 61% increase in total insurance issued in the three months ended March 31, 2024, from $170.3 million in the first three months of 2023 to $274.5 million in 2024.

The growth in our Life Insurance segment is primarily attributable to strong sales of our new domestic final expense products, which accounted for the majority of the insurance issued through March 31, 2024. The Life Insurance segment also benefited from sales from the international whole life product which accounted for 67% of total insurance issued internationally in this segment for the three months ended March 31, 2024.

Insurance issued in our Home Service Insurance segment decreased for the three months ended March 31, 2024 compared to prior year period as we continue to make changes to our agents' compensation structures to improve the quality of sales in this segment and believe the impact of inflation has affected new sales since the customer demographic is primarily middle- and lower-income individuals.

March 31, 2024 | 10-Q 36

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

CONSOLIDATED RESULTS OF OPERATIONS

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

REVENUES

Our revenues are generated primarily by insurance renewal premiums and investment income from invested assets.

	Three Months Ended
	March 31,
(In thousands)	2024	2023

Revenues:
Premiums:
Life insurance	$38,261	36,934
Accident and health insurance	414	358
Property insurance	(2)	957
Net investment income	17,487	17,074
Investment related gains (losses), net	963	(288)
Other income	589	879
Total revenues	$57,712	55,914

Total revenues increased in March 31, 2024, as we had higher life insurance premiums, investment related gains, compared to losses in the same period in 2023, and higher net investment income. The Company stopped accepting renewal premiums for property insurance at the end of May and ceased our operations on June 30, 2023.

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Premiums:
First year	$5,931	4,206
Renewal	32,742	34,043
Total premiums	$38,673	38,249

Premium Income. Total premiums increased in the three months ended March 31, 2024 compared to the same period in 2023 due to strong first year premium growth primarily in our Life Insurance segment. The increase in first year premiums is partially offset by lower renewal year premiums as we stopped accepting renewal premiums in our property insurance business at the end of May 2023, and a decline in Life Insurance segment renewal year premiums.

March 31, 2024 | 10-Q 37

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Net Investment Income. A summary of our net investment income and annualized net investment income performance are summarized as follows:

	Three Months Ended
	March 31,
(In thousands, except for %)	2024	2023

Gross investment income:
Fixed maturity securities	$15,137	14,945
Equity securities	75	165
Policy loans	1,456	1,539
Long-term investments	1,224	921
Other investment income	236	124
Total investment income	18,128	17,694
Investment expenses	(641)	(620)
Net investment income	$17,487	17,074

Net investment income, annualized	$69,948	68,297
Average invested assets, at amortized cost	$1,525,102	1,519,149
Annualized yield on average invested assets	4.59%	4.50%

Due to insurance regulations, fixed maturity securities constitute the vast majority, or 88%, of our investment portfolio based on fair value and thus provide the vast majority of our investment income. Our total investment income increased by 2% for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to a higher average portfolio yield on our fixed maturity securities in the current period. Long-term investment income increased as our private equity investment asset base grew.

Investment Related Gains (Losses), Net.  We recorded investment related gains during the three months ended March 31, 2024 of $1.0 million compared to losses of $0.3 million during the same prior year period. As described above, the gains and losses are primarily related to the fair value change of our limited partnership and equity securities investments, mostly in our Life Insurance segment, due to the volatility in equity markets over the past year. We did not sell these investments; however, the changes in fair values of our equity securities are reflected as investment related gains or losses in our income statement, in addition to executed transactions that result in a gain or loss.

Other Income. Other income consists primarily of supplemental contracts issued to policyholders in our Life Insurance segment upon the surrender or maturity of their original policies.

March 31, 2024 | 10-Q 38

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

BENEFITS AND EXPENSES

	Three Months Ended
	March 31,
(In thousands)	2024	2023

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$33,113	30,299
Increase (decrease) in future policy benefit reserves	451	(978)
Policyholder liability remeasurement (gain) loss	319	880
Policyholders' dividends	1,237	1,108
Total insurance benefits paid or provided	35,120	31,309
Commissions	10,450	9,013
Other general expenses	11,338	11,260
Capitalization of deferred policy acquisition costs	(8,331)	(6,358)
Amortization of deferred policy acquisition costs	4,038	3,814
Amortization of cost of insurance acquired	172	161
Total benefits and expenses	$52,787	49,199

Payments of claims and surrenders benefits constitute the majority of our expenses. Total benefits and expenses increased in the three months ended March 31, 2024 as compared to same period in 2023 driven by higher death claims and matured endowments.

Claims and Surrenders.

	Three Months Ended
	March 31,
(In thousands)	2024	2023

Claims and surrenders:
Death claim benefits	$6,858	5,382
Surrender benefits	12,131	12,316
Endowment benefits	1,754	2,109
Matured endowment benefits	10,761	8,765
Property claims	(13)	342
A&H and other policy benefits	1,622	1,385
Total claims and surrenders	$33,113	30,299

Death claim benefits increased for the three months ended March 31, 2024 compared to the same period in 2023 due primarily to a higher volume of reported death claims as a result of the increase in policies issued over the past few years.

Surrender benefits decreased slightly for the three months ended March 31, 2024 compared to the same period in 2023. Surrenders are primarily related to international policies that are nearing maturity as well as policies that have passed their surrender charge period. We have implemented retention initiatives over the past few years, which we believe are helping to decrease surrenders, but we believe that the high interest rates are negatively affecting these efforts, as policyholders surrender their policies to re-invest the cash values in higher interest rate products.

March 31, 2024 | 10-Q 39

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Matured endowment benefits increased for the three months ended March 31, 2024 compared to the same period in 2023. We anticipated this increase based upon the contractual maturity dates of the policies.

Explanation of other benefits and expenses

Increase (Decrease) in Future Policy Benefit Reserves.  Future policy benefit reserves reflect the liability established to provide for the payment of policy benefits that we expect to pay in the future and thus generally increase when we have a larger in force block of business due to higher sales and better persistency (i.e., more policies on which we expect to pay future benefits) and decrease when we have lower sales and persistency. In the three months ended March 31, 2024, the change in future policy benefit reserves increased compared to the same prior year period from increases in insurance issued and increases in our in force block of business somewhat offset by the amount of reserves released in connection with the death claims, surrenders and higher matured endowment benefits.

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

Commissions. Commission expenses are a cost of acquiring business, as commissions are the primary compensation paid to our independent consultants and independent agents for selling our products. First year commission rates are higher than renewal commission rates and thus commissions fluctuate directly in relation to first year sales. As discussed above, in the three months ended March 31, 2024, we experienced a 41% increase in first year sales leading to an increase in commission related expenses.

Other General Expenses. General expenses increased slightly in the three months ended March 31, 2024, compared to the same period in 2023.

Capitalization of Deferred Policy Acquisition Costs. We capitalize costs related to successful sales of our insurance products, which include certain commissions, policy issuance costs, and underwriting and agency expenses. These costs vary based upon amounts of premiums received related to new and renewal business. Capitalized DAC increased in the three months ended March 31, 2024, which is in line with the increases in new sales activity. Significantly lower amounts are capitalized related to renewal business in correlation with the lower commissions paid on that business compared to first year business, which has higher commission rates.

Amortization of Deferred Policy Acquisition Costs. Amortization of DAC increased in the three months ended March 31, 2024, compared to the same period in 2023. DAC is amortized on a constant level basis over the expected term of the related contracts to approximate straight-line amortization.

SEGMENT OPERATIONS

Our business is comprised of two operating business segments:

•Life Insurance
•Home Service Insurance

These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance based on net income before federal income taxes for these segments. The Company's Other Non-Insurance Enterprises include non-insurance operations such as IT and corporate-support functions, which are included in the table presented below to properly reconcile the segment information with the consolidated financial statements of the Company.

March 31, 2024 | 10-Q 40

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table sets forth income (loss) before federal income taxes by segment during the periods indicated.

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Income (loss) before federal income tax expense:
Segments:
Life Insurance	$5,800	6,372
Home Service Insurance	623	1,333
Total segments	6,423	7,705
Other Non-Insurance Enterprises	(1,498)	(990)
Total income before federal income tax expense	$4,925	6,715

LIFE INSURANCE

Detailed results of operations in the Life Insurance segment for the periods indicated are as follows:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Revenues:
Premiums	$27,861	26,207
Net investment income	13,686	13,311
Investment related gains (losses), net	1,086	(437)
Other income	506	879
Total revenues	43,139	39,960
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	27,364	24,439
Increase (decrease) in future policy benefit reserves	(1,193)	(1,820)
Policyholder liability remeasurement (gain) loss	373	816
Policyholders' dividends	1,231	1,101
Total insurance benefits paid or provided	27,775	24,536
Commissions	6,960	4,759
Other general expenses	6,036	5,459
Capitalization of deferred policy acquisition costs	(6,816)	(4,360)
Amortization of deferred policy acquisition costs	3,358	3,162
Amortization of cost of insurance acquired	26	32
Total benefits and expenses	37,339	33,588
Income before federal income tax	$5,800	6,372

In our Life Insurance segment, income before federal income tax of $5.8 million in the three months ended March 31, 2024 decreased from $6.4 million in the prior year period. Total revenue increased by $3.2 million from higher premium revenue, investment related gains (losses) and higher net investment income compared to the prior

March 31, 2024 | 10-Q 41

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

year period. These improvements were more than offset by higher claims and surrenders benefits paid and higher other general expenses supporting our domestic growth strategy.

Life Insurance segment premium breakout is detailed below.

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Premiums:
First year	$4,584	2,594
Renewal	23,277	23,613
Total premiums	$27,861	26,207

Premiums.  Our total premiums increased by 6% in the three months ended March 31, 2024 as compared to the same period in 2023 due to the 77% increase in first year premiums. First year premiums rose significantly due to sales of our new products and expanded domestic distribution. Renewal premiums decreased slightly in the three months ended March 31, 2024 as compared to the same prior year period. As described above, this decline is due to high surrenders and matured endowments over the last several years.

While our domestic life insurance business drove the significant increase in first year premiums, life insurance premiums are generated largely from our international policyholders living in over 75 different countries across the globe. The following table sets forth our premiums by location for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,
(In thousands)	2024	2023
International premiums:
Colombia	$5,983	6,057
Taiwan	4,542	5,302
Venezuela	3,315	3,722
Ecuador	3,044	3,246
Argentina	2,098	2,184
Other Non-U.S.	8,815	8,841
Total international premiums	27,797	29,352
Domestic premiums	2,322	967
Change in premium accruals	(2,258)	(4,112)
Total premiums	$27,861	26,207

Net Investment Income.  Our net investment income increased by 3% for the three months ended March 31, 2024, compared to the same period in 2023 due to our higher average portfolio yield. The majority of our investment income is derived from fixed maturity securities; however, long-term investment income continues to increase as our limited partnership asset base grows.

Investment Related Gains (Losses), Net.  We recorded investment related gains of $1.1 million during the three months ended March 31, 2024, compared to investment related losses of $0.4 million during the same prior year period, resulting primarily from the change in estimated fair market value of our limited partnership investments.

March 31, 2024 | 10-Q 42

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Claims and Surrenders. The following table sets forth our primary claims and surrender benefits paid within our Life Insurance segment for the three months ended March 31, 2024 compared to the same period in 2023.

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Claims and surrenders:
Death claim benefits	$1,998	748
Surrender benefits	11,437	11,628
Endowment benefits	1,753	2,108
Matured endowment benefits	10,615	8,620
A&H and other policy benefits	1,561	1,335
Total claims and surrenders	$27,364	24,439

During the three months ended March 31, 2024 and 2023, the majority of our claims and surrender benefits in our Life Insurance segment were related to payment of surrender benefits and matured endowment benefits. Many of our endowment policies are reaching their contractual maturity dates and thus matured endowment benefits are increasing. We expect this trend to continue over the next few years. Surrender benefits decreased slightly for the three months ended March 31, 2024 compared to the prior year period. Death claim benefits increased for the three months ended March 31, 2024, compared to the prior year period as we saw a higher number of reported claims due to the increase in policies issued. Mortality experience is closely monitored by the Company as a key performance indicator and fluctuates from quarter-to-quarter based on reported claims.

Increase (Decrease) in Future Policy Benefit Reserves. The change in future policy benefit reserves decreased for the three months ended March 31, 2024 and 2023 as a result of reserves released from surrenders and higher matured endowment benefits, which was partially offset by increases in insurance issued and normal increases in our in force block of business policy benefit reserves.

March 31, 2024 | 10-Q 43

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

HOME SERVICE INSURANCE

Detailed results of operations for the Home Service Insurance segment for the periods indicated are as follows:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Revenues:
Premiums	$10,812	12,042
Net investment income	3,537	3,470
Investment related gains (losses), net	(91)	99
Total revenues	14,258	15,611
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,749	5,860
Increase (decrease) in future policy benefit reserves	1,644	842
Policyholder liability remeasurement (gain) loss	(54)	64
Policyholders' dividends	6	7
Total insurance benefits paid or provided	7,345	6,773
Commissions	3,490	4,254
Other general expenses	3,489	4,468
Capitalization of deferred policy acquisition costs	(1,515)	(1,998)
Amortization of deferred policy acquisition costs	680	652
Amortization of cost of insurance acquired	146	129
Total benefits and expenses	13,635	14,278
Income before federal income tax	$623	1,333

In our Home Service Insurance segment, we reported income before federal income tax of $0.6 million in the three months ended March 31, 2024, as compared to income of $1.3 million in the prior year period. The lower income is primarily driven by lower premiums as we ceased our property insurance operations, increases in future policy benefit reserves and investment related losses partially offset by a decrease in other general expenses.

Premiums. Total premium revenue declined by 10% in the three months ended March 31, 2024, compared to the same prior year period due primarily to the impact of ceasing our property insurance operations as of June 30, 2023.  Our first year premiums declined 16% in the three months ended March 31, 2024 compared to the same prior year period as we continue to make changes to our agents' compensation structures to improve the quality and the persistency of sales in this segment.

March 31, 2024 | 10-Q 44

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Claims and Surrenders.  Payments of claims and surrender benefits, which are the largest portion of our expenses, are summarized as follows:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Claims and Surrenders:
Death claim benefits	$4,860	4,634
Surrender benefits	694	688
Endowment benefits	1	1
Matured endowment benefits	146	145
Property claims	(13)	342
A&H and other policy benefits	61	50
Total claims and surrenders	$5,749	5,860

The majority of claims and surrender benefits in our Home Service Insurance segment are death claim benefits. Death claim benefits increased 5% in the three months ended March 31, 2024 compared to the same prior year period. Mortality experience is closely monitored by the Company as a key performance indicator and fluctuates from quarter-to-quarter based on reported claims.

Other General Expenses. General expenses decreased in the three months ended March 31, 2024 compared to the same period in 2023, primarily due to ceasing our property insurance business as discussed above.

OTHER NON-INSURANCE ENTERPRISES

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Loss before federal income tax	$(1,498)	(990)

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

INVESTMENTS

Our investments are an integral part of our business success. Our cash and invested assets at March 31, 2024 were $1.4 billion, of which 87% was invested in fixed maturity securities, all of which are classified as available-for-sale. We closely monitor the duration of our fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy our insurance obligations.

March 31, 2024 | 10-Q 45

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table sets forth the carrying value of our investments by investment category and cash, cash equivalents and the percentage of each to total cash and invested assets.

Carrying Value	March 31, 2024		December 31, 2023
(In thousands, except for %)	Amount	%	Amount	%
Cash, cash equivalents and invested assets:
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$9,570	0.7%	$9,715	0.7%
Corporate	789,445	55.4	787,607	55.1
States and political subdivisions (1)	285,055	20.0	287,231	20.1
Mortgage-backed (2)	95,120	6.7	97,294	6.8
Asset-backed	54,858	3.9	57,134	4.0
Total fixed maturity securities	1,234,048	86.7	1,238,981	86.7
Cash and cash equivalents	23,242	1.6	26,997	1.8
Other investments:
Policy loans	75,274	5.3	75,359	5.3
Equity securities	5,419	0.4	5,282	0.4
Other long-term investments	85,118	6.0	82,725	5.8
Total cash, cash equivalents and invested assets	$1,423,101	100.0%	$1,429,344	100.0%
(1) Includes $122.8 million and $124.2 million of securities guaranteed by third parties at March 31, 2024 and December 31, 2023, respectively.
(2) Includes $94.0 million and $96.1 million of U.S. Government-sponsored enterprises at March 31, 2024 and December 31, 2023, respectively.

The carrying value of the Company’s fixed maturity securities investment portfolio at March 31, 2024 was $1.23 billion compared to $1.24 billion at December 31, 2023. The distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2024 did not materially change from December 31, 2023 – the weighted average was “A” at both dates.

Cash and cash equivalents decreased as of March 31, 2024 from December 31, 2023 and fluctuates from period-to-period primarily due to the timing of operating and investing activities.

Other long-term investments increased by $2.4 million as of March 31, 2024 from December 31, 2023 due to additional funding and increases in the fair market value of our limited partnership investments.

Obligations of States and Political Subdivisions

The Company’s fixed maturity securities investment portfolio at March 31, 2024 and December 31, 2023 included $285.1 million and $287.2 million, respectively, of securities that are obligations of states and political subdivisions, including municipalities (collectively referred to as the municipal bond portfolio).

March 31, 2024 | 10-Q 46

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The Company's municipal bond portfolio includes third-party guarantees.  Detailed below is a presentation by the Nationally Recognized Statistical Rating Organization ("NRSRO") rating of these holdings by funding type as of March 31, 2024.

	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
State and political subdivision fixed maturity securities including third-party guarantees:
AAA	$13,911	13,913	6,638	6,890	—	—	20,549	20,803	6.6%
AA	43,646	44,104	108,295	124,265	6,312	6,553	158,253	174,922	55.8
A	4,153	4,463	87,901	98,213	4,424	4,395	96,478	107,071	34.2
BBB	531	560	4,824	5,325	1,377	1,450	6,732	7,335	2.3
BB and other	2,974	3,163	69	70	—	—	3,043	3,233	1.1
Total	$65,215	66,203	207,727	234,763	12,113	12,398	285,055	313,364	100.0%

State and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$31,926	32,136	33,583	37,612	3,840	3,820	69,349	73,568	23.5%
A	16,722	17,074	97,287	107,898	5,895	6,128	119,904	131,100	41.8
BBB	2,901	3,176	18,601	20,328	—	—	21,502	23,504	7.5
BB and other	13,666	13,817	58,256	68,925	2,378	2,450	74,300	85,192	27.2
Total	$65,215	66,203	207,727	234,763	12,113	12,398	285,055	313,364	100.0%

The table below shows the categories in which the Company held investments in special revenue bonds that were greater than 10% of fair value based upon the Company's total municipal bond portfolio at March 31, 2024.

(In thousands, except for %)	Fair Value	Amortized Cost	% of Total Fair Value

Education	$47,253	53,236	16.6%
Utilities	41,576	45,401	14.6
Transportation	33,955	40,715	11.9

The Company's municipal bond portfolio is spread across many states, however, municipal bonds from Texas and California comprise the most significant concentration of the total municipal bond portfolio as of March 31, 2024. The Company holds 22% and 15% of its municipal bond portfolio in Texas and California issuers, respectively, as of March 31, 2024. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal bond portfolio as of March 31, 2024.

March 31, 2024 | 10-Q 47

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The table below represents the Company's detailed exposure to municipal bonds in Texas at March 31, 2024.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas state and political subdivision fixed maturity securities including third-party guarantees:
AAA	$13,410	13,408	2,569	2,634	—	—	15,979	16,042
AA	16,439	16,405	13,411	15,169	—	—	29,850	31,574
A	—	—	17,053	21,896	—	—	17,053	21,896
Total	$29,849	29,813	33,033	39,699	—	—	62,882	69,512
Texas state and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$24,646	24,610	4,467	4,981	—	—	29,113	29,591
A	4,851	4,850	16,123	18,083	—	—	20,974	22,933
BBB	—	—	3,216	3,415	—	—	3,216	3,415
BB and other	352	353	9,227	13,220	—	—	9,579	13,573
Total	$29,849	29,813	33,033	39,699	—	—	62,882	69,512

The table below represents the Company's detailed exposure to municipal bonds in California at March 31, 2024.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
California state and political subdivision fixed maturity securities including third-party guarantees:
AA	$2,078	2,062	29,649	35,269	2,472	2,732	34,199	40,063
A	1,288	1,650	7,139	8,686	—	—	8,427	10,336
BBB	—	—	570	570	—	—	570	570
Total	$3,366	3,712	37,358	44,525	2,472	2,732	43,196	50,969
California state and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$460	445	4,513	5,260	—	—	4,973	5,705
A	2,906	3,267	15,322	18,718	2,472	2,732	20,700	24,717
BBB	—	—	3,240	3,505	—	—	3,240	3,505
BB and other	—	—	14,283	17,042	—	—	14,283	17,042
Total	$3,366	3,712	37,358	44,525	2,472	2,732	43,196	50,969

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

The Company did not record any credit valuation allowances on fixed maturity securities in either of the three months ended March 31, 2024 or 2023.

Information on both unrealized and realized gains and losses by category is set forth in Part I, Item 1, Note 3. Investments of the notes to our consolidated financial statements herein.

March 31, 2024 | 10-Q 48

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

Below are our primary capital resources (based on carrying value of each) as of the periods indicated.

(In thousands)	March 31, 2024	December 31, 2023
Fixed maturity securities	$1,234,048	1,238,981
Cash and cash equivalents	23,242	26,997

Liquidity refers to a company's ability to generate or obtain sufficient cash to meet the needs of its operations. Our liquidity is primarily derived from our cash flow from operations, our cash and cash equivalents, and our portfolio of marketable securities. We may also derive liquidity by accessing our Credit Facility (described below) or may raise capital by selling shares in our SIP (as defined below) or by other traditional means. Citizens has no debt as of March 31, 2024.

Cash from Operating Activities. Cash provided by operating activities is an important liquidity metric because it reflects, during a given period, the amount of cash generated that is available to pay our operating expenses, invest in our business or make strategic acquisitions. In the three months ended March 31, 2024, our operations provided $6.8 million in net cash.

Cash from Investing Activities. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in new investments. In the three months ended March 31, 2024, we had net cash outflows from investing activities of $9.5 million as we continue to invest excess funds in this high interest rate environment. The investing activities fluctuate from period to period due to timing of security activities such as calls and maturities and reinvestment of those funds. 87% of our total cash, cash equivalents and investments consist of marketable fixed maturity securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

PARENT COMPANY LIQUIDITY AND CAPITAL RESOURCES

Citizens is a holding company and has minimal operations of its own.  Citizens' assets consist of the capital stock of its subsidiaries, cash and investments.  Citizens' liquidity requirements are met primarily from two sources: cash generated from its operating subsidiaries and its invested assets. Citizens ability to obtain cash from its insurance subsidiaries depends primarily upon the availability of statutorily permissible payments, including payments Citizens receives from service agreements with its insurance subsidiaries and dividends from the subsidiaries. The ability to make payments to the holding company is limited by applicable laws of the U.S. states of domicile and by the Puerto Rico Office of Commissioner of Insurance, which all subject insurance operations to significant regulatory restrictions. These laws and regulations require, among other things, that our insurance subsidiaries maintain minimum solvency or premium to surplus ratio requirements, which limit the amount of dividends that can be paid to the holding company. The regulations also require approval of our service agreements with the applicable regulatory authority in order to prevent insurance subsidiaries from moving large amounts of cash to the less regulated holding company.

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

In 2021, we entered into a Credit Facility with Regions Bank. The initial term of the Credit Facility expired on May 5, 2024 and we renewed it on substantially the same terms for an additional three years. See Part I, Item 1, Note 7. Commitments and Contingencies in the notes to our consolidated financial statements, herein, for a description of

March 31, 2024 | 10-Q 49

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

the Credit Facility. The Credit Facility provides additional liquidity to the Company for short-term or longer-term needs. As of March 31, 2024, we have not borrowed any money under the Credit Facility.

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium revenues, investment income and proceeds from investment maturities, calls or sales. Primary cash needs are for payments of policyholder benefits, investment purchases, policy acquisition costs and other operating expenses.  We manage our insurance operations in order to ensure that we have stable and reliable sources of cash flow to meet our obligations. As we have discussed, we recently re-launched our domestic business by developing new products and expanding our distribution channels, which has led to an increase in first year premiums (i.e., new sales) of 42% from 2023 to 2024. When selling new policies, we incur upfront policy acquisition costs, such as agent commission payments. While historically, cash flows from our operations have been sufficient to meet our cash needs, the insurance companies also have the available-for-sale fixed maturity investment portfolio available to create additional cash flows if required. Two of our insurance subsidiaries are members of the Federal Home Loan Bank (FHLB) of Dallas. FHLB membership provides the insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. While not the only source of additional liquidity, the FHLB could provide the insurance subsidiaries with an additional source of liquidity, if needed.

We believe that we have adequate capital resources and ability to obtain additional capital if needed to support the short-term and longer-term liquidity requirements of our insurance operations. See Contractual Obligations and Off-balance Sheet Arrangements in our Form 10-K and below for a discussion of known and estimated cash needs. Cash flow projections and cash flow tests under various market interest rate scenarios are performed annually to assist in evaluating liquidity needs and adequacy.

Trends, Demands and Restrictions on our Uses of Cash

Because claims and surrenders are our largest expense, a primary liquidity concern is the risk of either (i) an extraordinary level of early policyholder surrenders, or (ii) higher than expected mortality experience. Our death benefit payments increased in the three months ended March 31, 2024 which is expected as the amount of insurance issued has increased significantly over the past couple of years. Surrender benefits, which have been higher than usual the last several years, slightly decreased in the first three months of 2024. In order to mitigate the risk of early policyholder surrenders, we include provisions in our insurance policies, such as surrender charges, that help limit and discourage early withdrawal, but as many of our policies have reached the age where surrender charges have expired or significantly decreased, we have experienced high levels of surrenders. Additionally, we believe that surrenders have been high due to other reasons, including the loss of one of our biggest distributors in Venezuela in 2018, increasing interest rates, which may encourage policyholders to seek higher rates of returns in different investment products, post-pandemic beliefs that life insurance may not be as important as it was during the pandemic, and inflationary pressures, which may cause policyholders to want the cash values of their policies due to decreased purchasing power elsewhere. To the extent that early surrenders are higher than expected, our liquidity could be negatively impacted due to benefit payments as well as lower renewal premiums. We continue to monitor surrenders and early withdrawals and focus on our retention initiatives.

Our endowment products have contractual maturity dates and provide the policyholder with alternatives once the policy matures - they can choose to take a lump sum payout or leave the money on deposit at interest with the Company. Approximately 18% of the endowments in force, totaling approximately 6% of our in force business as of March 31, 2024, will mature in the next five years. Policyholder election behavior is unknown, but if too many policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell its investments at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the market rate we are earning on our investments. We currently anticipate that our available operating cash flow and capital resources will be adequate to meet our needs for funds, but we are closely monitoring our policyholder behavior patterns.

March 31, 2024 | 10-Q 50

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

Our domestic companies are subject to minimum capital requirements set by the NAIC in the form of risk-based capital ("RBC"). RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a Capital Maintenance Agreement between Citizens and CICA Domestic, Citizens' wholly-owned subsidiary domiciled in Colorado, that would require Citizens to contribute capital to CICA Domestic in order to maintain a RBC level above 350%. At March 31, 2024, our domestic insurance subsidiaries were above the required minimum RBC levels and CICA Domestic was above 350%.

For CICA Domestic, commission advances are non-admitted assets, which increases required regulatory capital and reduces the excess capital available. As discussed above, management is investigating various options in order to reduce both regulatory capital and liquidity risk should the capital required to support this pace of growth exceed current resources. Citizens may have to contribute capital to CICA Domestic to maintain the required RBC ratio.

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

Any capital that Citizens is required to contribute to its insurance subsidiaries could negatively impact the Company's capital resources and liquidity.

March 31, 2024 | 10-Q 51

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2024, we have no additional contractual obligations or off-balance sheet arrangements other than those described in Part I. Item 1, Note 7. Commitments and Contingencies in the notes to our consolidated financial statements herein and in Part II, Item 7, Contractual Obligations and Off-Balance Sheet Arrangements in our Form 10-K.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2024.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and reported to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended March 31, 2024, there were no changes in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

March 31, 2024 | 10-Q 52

CITIZENS, INC.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Trade Secret Lawsuit

In the first quarter of 2024, a jury trial was held in the “trade secret lawsuit”. The trade secret lawsuit was filed in 2018 by Citizens, CICA Life Ltd. (Bermuda) and CICA Life Insurance Company of America (collectively, the “Citizens Companies,” “we,” "us" or "our") against certain former employees and independent consultants who we alleged unlawfully took Citizens’ confidential information in order to unfairly compete with us. Our claims against these parties included various unfair competition, tortious interference, breach of contract and other related claims.

The jury found that (i) Defendant Carlos Nalsen Landa (“Landa”), a former independent consultant, misappropriated the Citizens’ Companies policyholder information, (ii) Citizens’ former chief underwriter, Michael P. Buchweitz (“Buchweitz”) and Randall Riley (“Riley”), a former Citizens executive and son of Citizens’ founder Harold E. Riley, failed to comply with their Citizens’ confidentiality agreements, and (iii) both Buchweitz and Riley intentionally interfered with former Chief Actuary Jonathan Pollio’s ("Pollio") Citizens’ confidentiality agreement. For Buchweitz, the jury also found that he did not have a good faith belief that he was acting in the bona fide exercise of his own rights when he interfered with Pollio’s Citizens’ confidentiality agreement. Despite these findings, the jury did not believe that the above-mentioned actions damaged the Citizens Companies economically and thus did not assess any monetary damages against any of the above parties. Additionally, the jury found that Citizens should pay Alexis Delgado (“Delgado”, a former independent consultant) and Landa approximately $1.3 million for “money had and received”, an equitable theory that claimed that the Citizens Companies would be unjustly enriched if they didn’t pay past and future commissions to Delgado and Landa, which was accrued at December 31, 2023.

On April 30, 2024, Defendants Riley (through his estate), Buchweitz and Delgado filed a motion against the Citizens Companies seeking approximately $3.9 million in legal fees. We do not believe that their claim has merit because they were found to have breached the contracts whose fee shifting provisions they seek to invoke and we intend to contest this motion, which is set for hearing on May 10, 2024, therefore no amounts have been accrued for this claim. We also do not believe the jury properly found that Delgado or Landa were entitled to any prior or future commissions and intend to contest this verdict.

Item 1A. RISK FACTORS

Part I, Item 1A. Risk Factors of our Form 10-K includes a discussion of our risk factors. There have been no material changes in the three months ended March 31, 2024 from the risk factors included in our Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

March 31, 2024 | 10-Q 53

CITIZENS, INC.

Item 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Citizens, Inc. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.” Additionally, Citizens did not adopt or terminate any Rule 10b5-1 trading arrangement during the three months ended March 31, 2024.

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
10.1†
Executive Employment Agreement, effective March 18, 2024, by and between the Company and Jon Stenberg (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on March 18, 2024)

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

March 31, 2024 | 10-Q 54

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Gerald W. Shields
Gerald W. Shields
Chief Executive Officer

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin
Vice President, Chief Financial Officer, Chief Investment Officer & Treasurer

Date:	May 7, 2024

March 31, 2024 | 10-Q 55