Form 10-Q
period 2024-06-30
CITIZENS, INC.
filed 2024-08-06
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 1, 2024, the Registrant had 49,868,613 shares of Class A common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

June 30, 2024 | 10-Q 1

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets

(In thousands)	June 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $1,390,487 and $1,389,038 in 2024 and 2023, respectively)	$1,213,403	1,238,981
Equity securities, at fair value	5,336	5,282
Policy loans	73,462	75,359
Other long-term investments (portion measured at fair value $91,875 and $82,460 in 2024 and 2023, respectively)	92,141	82,725
Total investments	1,384,342	1,402,347
Cash and cash equivalents	26,344	26,997
Accrued investment income	17,589	17,360
Reinsurance recoverable	5,217	3,991
Deferred policy acquisition costs	186,331	175,768
Cost of insurance acquired	9,719	10,043
Current federal income tax receivable	1,002	1,546
Property and equipment, net	11,075	11,809
Due premiums	10,946	11,264
Other assets (less allowance for losses of $405 and $408 in 2024 and 2023, respectively)	9,908	7,803
Total assets	$1,662,473	1,668,928

See accompanying Notes to Consolidated Financial Statements.

June 30, 2024 | 10-Q 2

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets, Continued

(In thousands, except share amounts)	June 30, 2024	December 31, 2023
	(Unaudited)
Liabilities and Stockholders' Equity:
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,189,593	1,229,253
Accident and health insurance	995	889
Total future policy benefit reserves	1,190,588	1,230,142
Policyholders' funds:
Annuities	141,603	133,216
Dividend accumulations	46,644	44,960
Premiums paid in advance	32,737	32,446
Policy claims payable	7,719	6,637
Other policyholders' funds	7,066	7,363
Total policyholders' funds	235,769	224,622
Total policy liabilities	1,426,357	1,454,764
Commissions payable	3,131	3,445
Deferred federal income tax liability	2,418	1,102
Payable for securities in process of settlement	787	—
Other liabilities	38,311	37,488
Total liabilities	1,471,004	1,496,799
Commitments and contingencies (Notes 7 and 8)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 54,045,725 and 53,882,661 shares issued and outstanding in 2024 and 2023, respectively, including shares in treasury of 4,327,810 in 2024 and 2023	269,283	268,675
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2024 and 2023, including shares in treasury of 1,001,714 in 2024 and 2023	3,184	3,184
Retained earnings	50,651	42,150
Accumulated other comprehensive income (loss)	(107,924)	(118,155)
Treasury stock, at cost	(23,725)	(23,725)
Total stockholders' equity	191,469	172,129
Total liabilities and stockholders' equity	$1,662,473	1,668,928

See accompanying Notes to Consolidated Financial Statements.

June 30, 2024 | 10-Q 3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Revenues:
Premiums:
Life insurance	$42,101	39,292	80,362	76,226
Accident and health insurance	458	547	872	905
Property insurance	—	(113)	(2)	844
Net investment income	17,540	17,241	35,027	34,315
Investment related gains (losses), net	(253)	703	710	415
Other income	2,238	857	2,827	1,736
Total revenues	62,084	58,527	119,796	114,441
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	34,530	32,776	67,643	63,075
Increase (decrease) in future policy benefit reserves	(1,052)	(944)	(601)	(1,922)
Policyholder liability remeasurement (gain) loss	1,360	956	1,679	1,836
Policyholders' dividends	1,191	1,261	2,428	2,369
Total insurance benefits paid or provided	36,029	34,049	71,149	65,358
Commissions	12,232	8,883	22,682	17,896
Other general expenses	16,639	12,268	27,977	23,528
Capitalization of deferred policy acquisition costs	(10,543)	(6,544)	(18,874)	(12,902)
Amortization of deferred policy acquisition costs	4,273	3,674	8,311	7,488
Amortization of cost of insurance acquired	152	153	324	314
Total benefits and expenses	58,782	52,483	111,569	101,682
Income before federal income tax	3,302	6,044	8,227	12,759
Federal income tax expense (benefit)	(657)	(82)	(274)	1,761
Net income	3,959	6,126	8,501	10,998

Per Share Amounts:
Basic and diluted earnings per share of Class A common stock	0.08	0.12	0.17	0.22

Other Comprehensive Income (Loss):
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) arising during period	(14,258)	(20,430)	(27,674)	23,006
Reclassification adjustment for losses (gains) included in net income	199	24	647	62
Unrealized gains (losses) on fixed maturity securities, net	(14,059)	(20,406)	(27,027)	23,068
Change in current discount rate for liability for future policy benefits	5,522	6,251	39,517	(14,229)
Income tax expense (benefit) on other comprehensive income items	(383)	(1,257)	2,259	158
Other comprehensive income (loss)	(8,154)	(12,898)	10,231	8,681
Total comprehensive income (loss)	$(4,195)	(6,772)	18,732	19,679

See accompanying Notes to Consolidated Financial Statements.

June 30, 2024 | 10-Q 4

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
(In thousands)	Class A	Class B

Balance at December 31, 2023	$268,675	3,184	42,150	(118,155)	(23,725)	172,129
Comprehensive income (loss):
Net income	—	—	4,542	—	—	4,542
Other comprehensive income (loss)	—	—	—	18,385	—	18,385
Total comprehensive income (loss)	—	—	4,542	18,385	—	22,927
Stock-based compensation	127	—	—	—	—	127
Balance at March 31, 2024	268,802	3,184	46,692	(99,770)	(23,725)	195,183
Comprehensive income (loss):
Net income	—	—	3,959	—	—	3,959
Other comprehensive income (loss)	—	—	—	(8,154)	—	(8,154)
Total comprehensive income (loss)	—	—	3,959	(8,154)	—	(4,195)
Stock-based compensation	481	—	—	—	—	481
Balance at June 30, 2024	$269,283	3,184	50,651	(107,924)	(23,725)	191,469

Balance at December 31, 2022	$268,147	3,184	16,309	(137,044)	(22,806)	127,790
Comprehensive income (loss):
Net income	—	—	4,872	—	—	4,872
Other comprehensive income (loss)	—	—	—	21,579	—	21,579
Total comprehensive income (loss)	—	—	4,872	21,579	—	26,451
Stock-based compensation	50	—	—	—	—	50
Balance at March 31, 2023	268,197	3,184	21,181	(115,465)	(22,806)	154,291
Comprehensive income (loss):
Net income	—	—	6,126	—	—	6,126
Other comprehensive income (loss)	—	—	—	(12,898)	—	(12,898)
Total comprehensive income (loss)	—	—	6,126	(12,898)	—	(6,772)
Acquisition of treasury stock	—	—	—	—	(719)	(719)
Stock-based compensation	46	—	—	—	—	46
Balance at June 30, 2023	$268,243	3,184	27,307	(128,363)	(23,525)	146,846

See accompanying Notes to Consolidated Financial Statements.

June 30, 2024 | 10-Q 5

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30, (In thousands)	2024	2023
Cash flows from operating activities:
Net income	$8,501	10,998
Adjustments to reconcile net income to net cash provided by operating activities:
Investment related (gains) losses on sale of investments and other assets, net	(710)	(415)
Net deferred policy acquisition costs	(10,563)	(5,414)
Amortization of cost of insurance acquired	324	314
Depreciation	291	248
Amortization of premiums and discounts on investments	2,516	2,468
Stock-based compensation	640	146
Deferred federal income tax expense (benefit)	(944)	924
Change in:
Accrued investment income	(229)	77
Reinsurance recoverable	(1,226)	515
Due premiums	318	2,585
Future policy benefit reserves	(36)	(1,397)
Other policyholders' liabilities	12,942	5,848
Federal income tax payable	543	(961)
Commissions payable and other liabilities	1,147	(3,383)
Other, net	(2,138)	(355)
Net cash provided by operating activities	11,376	12,198
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(35,650)	(27,637)
Sales of fixed maturity securities, available-for-sale	4,659	4,244
Maturities and calls of fixed maturity securities, available-for-sale	27,197	17,104
Principal payments on mortgage loans	5	4
(Increase) decrease in policy loans, net	1,897	829
Sales of other long-term investments	130	2,538
Purchases of other long-term investments	(8,250)	(9,409)
Purchases of property and equipment	(189)	(84)
Maturities of short-term investments	—	500
Net cash used in investing activities	(10,201)	(11,911)

See accompanying Notes to Consolidated Financial Statements.

June 30, 2024 | 10-Q 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(Unaudited)

Six Months Ended June 30, (In thousands)	2024	2023
Cash flows from financing activities:
Annuity deposits	$3,222	3,813
Annuity withdrawals	(5,017)	(5,390)
Acquisition of treasury stock	—	(719)
Other	(33)	(50)
Net cash used in financing activities	(1,828)	(2,346)
Net decrease in cash and cash equivalents	(653)	(2,059)
Cash and cash equivalents at beginning of year	26,997	22,973
Cash and cash equivalents at end of period	$26,344	20,914

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2023, various fixed maturity issuers exchanged securities with book values of $5.4 million for securities of equal value while $3.7 million were exchanged during the six months ended June 30, 2024.

The Company had $0.8 million of net unsettled security trades at June 30, 2024 and none at June 30, 2023.

See accompanying Notes to Consolidated Financial Statements.

June 30, 2024 | 10-Q 7

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

The consolidated balance sheet as of June 30, 2024, the consolidated statements of operations and comprehensive income (loss) and stockholders' equity for the three and six months ended June 30, 2024 and June 30, 2023 and the consolidated statements of cash flows for the six months ended June 30, 2024 and June 30, 2023 have been prepared by the Company without audit and are not subject to audit. In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2024 and for comparative periods have been made. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 ("Form 10-K").  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Our Life Insurance segment operates through CICA International and CICA Domestic. Until December 31, 2022, our international life insurance business operated through CICA Bermuda. Beginning January 1, 2023, all new international policies are issued by CICA International. These companies provide U.S. dollar-denominated endowment contracts internationally, which are principally accumulation contracts that incorporate an element of life insurance protection and ordinary whole life insurance in U.S. dollar-denominated amounts sold to non-U.S. residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations. On August 31, 2023, CICA Bermuda transferred all of its insurance in force business to CICA International. Prior to July 1, 2023, our domestic life insurance business operated through CICA Domestic and Citizens National Life Insurance Company ("CNLIC"). CNLIC merged into CICA Domestic on July 1, 2023. CICA Domestic issues ordinary whole life, final expense, life products with living benefits, critical illness, and credit life and disability policies throughout the U.S.

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

June 30, 2024 | 10-Q 8

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

(2) ACCOUNTING PRONOUNCEMENTS

ACCOUNTING STANDARDS NOT YET ADOPTED

On November 27, 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This amendment expands a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is available. As the ASU only requires additional disclosures about the Company's operating segments, the impact to the consolidated financial statements will be minimal.

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

June 30, 2024 | 10-Q 9

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) INVESTMENTS

The Company invests primarily in fixed maturity securities, which totaled 86.0% of total cash and invested assets at June 30, 2024, as shown below.

Carrying Value (In thousands, except for %)	June 30, 2024		December 31, 2023
	Amount	%	Amount	%

Cash and invested assets:
Fixed maturity securities	$1,213,403	86.0%	1,238,981	86.7%
Equity securities	5,336	0.4	5,282	0.4
Policy loans	73,462	5.2	75,359	5.3
Other long-term investments	92,141	6.5	82,725	5.8
Cash and cash equivalents	26,344	1.9	26,997	1.8
Total cash and invested assets	$1,410,686	100.0%	1,429,344	100.0%

The following tables represent the amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities as of the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$5,961	91	94	5,958
U.S. Government-sponsored enterprises	3,388	167	1	3,554
States and political subdivisions	307,734	1,184	31,690	277,228
Corporate:
Financial	272,484	1,266	34,834	238,916
Consumer	252,587	1,036	43,286	210,337
Utilities	127,169	202	23,296	104,075
Energy	79,407	9	9,602	69,814
Communications	70,884	129	10,251	60,762
All other	111,070	382	15,486	95,966
Commercial mortgage-backed	271	—	6	265
Residential mortgage-backed	106,900	5	12,486	94,419
Asset-backed	52,632	477	1,000	52,109
Total fixed maturity securities	$1,390,487	4,948	182,032	1,213,403

June 30, 2024 | 10-Q 10

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$5,983	127	48	6,062
U.S. Government-sponsored enterprises	3,404	250	1	3,653
States and political subdivisions	314,203	2,160	29,132	287,231
Corporate:
Financial	266,485	2,066	31,255	237,296
Consumer	250,672	2,145	37,094	215,723
Utilities	123,625	615	20,253	103,987
Energy	73,808	64	8,049	65,823
Communications	74,029	309	8,892	65,446
All other	111,124	647	12,439	99,332
Commercial mortgage-backed	171	—	—	171
Residential mortgage-backed	107,174	9	10,060	97,123
Asset-backed	58,360	290	1,516	57,134
Total fixed maturity securities	$1,389,038	8,682	158,739	1,238,981

The Company's investments in equity securities are shown below.

Fair Value (In thousands)	June 30, 2024	December 31, 2023

Equity securities:
Bond mutual funds	$738	740
Common stock	693	665
Non-redeemable preferred stock	7	7
Non-redeemable preferred stock fund	3,898	3,870
Total equity securities	$5,336	5,282

VALUATION OF INVESTMENTS

Available-for-sale ("AFS") fixed maturity securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income. The Company recognized net investment related losses of $0.1 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively. The Company recognized net investment related gains of $0.1 million for both of the six months ended June 30, 2024 and 2023.

The Company considers several factors in its review and evaluation of individual investments, using the process described in Part IV, Item 15, Note 2. Investments in the notes to the consolidated financial statements of our Form 10-K to determine whether a credit valuation loss exists. For the three and six months ended June 30, 2024 and 2023, the Company recorded no credit valuation losses on fixed maturity securities.

June 30, 2024 | 10-Q 11

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For fixed maturity security investments that have unrealized losses as of June 30, 2024 and December 31, 2023, the gross unrealized losses and related fair values that have been in a continuous unrealized loss position by timeframe are as follows.

June 30, 2024	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
U.S. Treasury securities	$667	62	3	559	32	4	1,226	94	7
U.S. Government-sponsored enterprises	—	—	—	220	1	1	220	1	1
States and political subdivisions	25,258	275	32	169,451	31,415	209	194,709	31,690	241
Corporate:
Financial	23,367	442	49	175,029	34,392	214	198,396	34,834	263
Consumer	18,537	642	40	175,453	42,644	227	193,990	43,286	267
Utilities	13,900	582	45	83,076	22,714	149	96,976	23,296	194
Energy	7,875	81	25	60,455	9,521	74	68,330	9,602	99
Communications	1,997	51	3	56,077	10,200	67	58,074	10,251	70
All Other	7,140	233	18	80,830	15,253	97	87,970	15,486	115
Commercial mortgage-backed	120	1	1	96	5	1	216	6	2
Residential mortgage-backed	155	2	9	93,954	12,484	87	94,109	12,486	96
Asset-backed	10,188	119	17	18,755	881	22	28,943	1,000	39
Total fixed maturity securities	$109,204	2,490	242	913,955	179,542	1,152	1,023,159	182,032	1,394

December 31, 2023	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
U.S. Treasury securities	$1,203	40	5	65	8	2	1,268	48	7
U.S. Government-sponsored enterprises	221	1	1	—	—	—	221	1	1
States and political subdivisions	19,540	357	35	164,264	28,775	192	183,804	29,132	227
Corporate:
Financial	12,584	383	19	176,521	30,872	217	189,105	31,255	236
Consumer	10,175	265	16	176,725	36,829	223	186,900	37,094	239
Utilities	3,596	66	20	85,169	20,187	137	88,765	20,253	157
Energy	3,291	57	1	59,392	7,992	76	62,683	8,049	77
Communications	5,784	153	5	56,108	8,739	69	61,892	8,892	74
All Other	2,080	32	5	85,757	12,407	100	87,837	12,439	105
Residential mortgage-backed	849	38	5	95,806	10,022	86	96,655	10,060	91
Asset-backed	4,757	111	8	32,764	1,405	40	37,521	1,516	48
Total fixed maturity securities	$64,080	1,503	120	932,571	157,236	1,142	996,651	158,739	1,262

June 30, 2024 | 10-Q 12

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In each category of our fixed maturity securities described above, we do not intend to sell our investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. As of June 30, 2024 and December 31, 2023, 99.2% and 99.4% of the fair value of our fixed maturity securities portfolio, respectively, were rated investment grade. While the losses are currently unrealized, we continue to monitor all fixed maturity securities on an on-going basis as future information may become available which could result in an allowance being recorded.

These unrealized losses on fixed maturity securities are due to noncredit-related factors, including change in credit spreads and rising interest rates since purchase, which have little bearing on the recoverability of our investments, hence they are not recognized as credit losses. The fair value is expected to recover as the securities approach maturity or if market yields for such investments decline.

The amortized cost and fair value of fixed maturity securities at June 30, 2024 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

June 30, 2024	Amortized Cost	Fair Value
(In thousands)
Fixed maturity securities:
Due in one year or less	$13,739	13,634
Due after one year through five years	131,109	128,939
Due after five years through ten years	287,364	278,050
Due after ten years	958,275	792,780
Total fixed maturity securities	$1,390,487	1,213,403

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Fixed maturity securities, available-for-sale:
Proceeds	$2,151	1,379	4,659	4,244
Gross realized gains	$90	—	91	5
Gross realized losses	$147	5	196	17

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

June 30, 2024 | 10-Q 13

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

The following tables set forth our assets measured at fair value on a recurring basis as of the dates indicated.

June 30, 2024	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial assets:
Fixed maturity securities, available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$5,958	3,554	—	9,512
States and political subdivisions	—	277,228	—	277,228
Corporate	42	779,828	—	779,870
Commercial mortgage-backed	—	265	—	265
Residential mortgage-backed	—	94,419	—	94,419
Asset-backed	—	52,109	—	52,109
Total fixed maturity securities, available-for-sale	6,000	1,207,403	—	1,213,403

Equity securities:
Bond mutual funds	738	—	—	738
Common stock	693	—	—	693
Non-redeemable preferred stock	7	—	—	7
Non-redeemable preferred stock fund	3,898	—	—	3,898
Total equity securities	5,336	—	—	5,336
Other long-term investments (1)	—	—	—	91,875
Total financial assets	$11,336	1,207,403	—	1,310,614
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

June 30, 2024 | 10-Q 14

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

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At June 30, 2024, fixed maturity securities, valued using a third-party pricing source, totaled $1.2 billion for Level 2 assets and comprised 92.1% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at June 30, 2024.  As of June 30, 2024, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Limited partnerships. The Company considers the net asset value ("NAV") to represent the value of the investment fund and is measured by the total value of assets minus the total value of liabilities. The following table includes information related to our investments in limited partnerships that calculate NAV per share. For these investments, which are measured at fair value on a recurring basis, we use the NAV per share to measure fair value. The Company recognized net investment related gains of $4 thousand and $1.3 million and gains of $0.9 million and

June 30, 2024 | 10-Q 15

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$0.3 million on limited partnerships held for the three and six months ended June 30, 2024 and June 30, 2023, respectively. These investments are included in other long-term investments on the consolidated balance sheets.

		June 30, 2024			December 31, 2023
(In thousands, except for years)		Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)	Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)
	Description
Limited partnerships:
Middle market	Investments in privately-originated, performing senior secured debt primarily in North America-based companies	$36,816	2,701	3	$34,858	3,452	4
Global equity fund	Investments in common stocks of U.S., international developed and emerging markets with a focus on long-term capital growth	10,909	—	0	10,345	—	0
Late-stage growth	Investments in private late-stage, established companies seeking capital to accelerate growth prior to an IPO or sale	24,973	10,905	4 to 6	20,524	14,271	4 to 6
Infrastructure	Investments in climate infrastructure assets, focusing on renewable power generation in wind and solar energy	19,177	7,548	9 to 11	16,733	9,576	10
Total limited partnerships		$91,875	21,154		$82,460	27,299

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated financial statements not otherwise disclosed for the periods indicated were as follows:

	June 30, 2024		December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Policy loans	$73,462	73,462	75,359	75,359
Residential mortgage loan	37	38	42	42
Cash and cash equivalents	26,344	26,344	26,997	26,997
Financial liabilities:
Annuity - investment contracts	67,627	61,066	67,690	63,283

June 30, 2024 | 10-Q 16

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at both June 30, 2024 and December 31, 2023 and no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets. Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable. Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

Residential mortgage loan. This mortgage loan is secured by a residential property. The interest rate for this loan was 7.0% at both June 30, 2024 and December 31, 2023. At June 30, 2024, the remaining loan matures in four years.  Management estimated the fair value using an annual interest rate of 6.25% at both June 30, 2024 and December 31, 2023. Our mortgage loan is considered a Level 3 asset in the fair value hierarchy and is included in other long-term investments on the consolidated balance sheets.

Cash and cash equivalents. The fair value of cash and cash equivalents approximates carrying value and are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contracts, which are considered Level 3 liabilities, was estimated at June 30, 2024 and December 31, 2023 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 4.25% to 4.74% and 3.80% to 4.50%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Other long-term investments. Financial instruments included in other long-term investments are classified in various levels of the fair value hierarchy. The following table summarizes the carrying amounts of these investments.

Carrying Value (In thousands)	June 30, 2024	December 31, 2023
Other long-term investments:
Limited partnerships	$91,875	82,460
FHLB common stock	207	202
Mortgage loans	37	42
All other investments	22	21
Total other long-term investments	$92,141	82,725

We are a member of the Federal Home Loan Bank ("FHLB") of Dallas and such membership requires members to own stock in the FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value.

(5) DEFERRED POLICY ACQUISITION COSTS AND COST OF INSURANCE ACQUIRED

DAC

The following tables roll forward the DAC and COIA balances for the six months ended June 30, 2024 and 2023 by reporting cohort. Our reporting cohorts are Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy, and Permanent Limited Pay, which summarizes insurance policies with

June 30, 2024 | 10-Q 17

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

Six Months Ended June 30, 2024 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$105,552	14,075	1,213	120,840
Capitalizations	13,658	1,611	138	15,407
Amortization expense	(6,304)	(470)	(170)	(6,944)
Balance, end of period	112,906	15,216	1,181	129,303

Home Service Insurance:
Balance, beginning of year	43,280	10,564	1,084	54,928
Capitalizations	2,727	621	119	3,467
Amortization expense	(1,117)	(213)	(37)	(1,367)
Balance, end of period	44,890	10,972	1,166	57,028

Consolidated:
Balance, beginning of year	148,832	24,639	2,297	175,768
Capitalizations	16,385	2,232	257	18,874
Amortization expense	(7,421)	(683)	(207)	(8,311)
Balance, end of period	$157,796	26,188	2,347	186,331

Six Months Ended June 30, 2023 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$100,926	11,542	1,016	113,484
Capitalizations	7,212	1,436	169	8,817
Amortization expense	(5,909)	(382)	(38)	(6,329)
Balance, end of period	102,229	12,596	1,147	115,972

Home Service Insurance:
Balance, beginning of year	38,793	9,729	921	49,443
Capitalizations	3,340	629	116	4,085
Amortization expense	(1,015)	(196)	52	(1,159)
Balance, end of period	41,118	10,162	1,089	52,369

Consolidated:
Balance, beginning of year	139,719	21,271	1,937	162,927
Capitalizations	10,552	2,065	285	12,902
Amortization expense	(6,924)	(578)	14	(7,488)
Balance, end of period	$143,347	22,758	2,236	168,341

DAC capitalization increased for the six months ended June 30, 2024, compared to the same prior year period mainly from increased commissions from higher first year sales in our Life Insurance segment.

June 30, 2024 | 10-Q 18

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

COIA

Six Months Ended June 30, 2024 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$249	695	406	1,350
Amortization expense	(8)	(25)	(22)	(55)
Balance, end of period	241	670	384	1,295

Home Service Insurance:
Balance, beginning of year	7,194	168	1,331	8,693
Amortization expense	(187)	(4)	(78)	(269)
Balance, end of period	7,007	164	1,253	8,424

Consolidated:
Balance, beginning of year	7,443	863	1,737	10,043
Amortization expense	(195)	(29)	(100)	(324)
Balance, end of period	$7,248	834	1,637	9,719

Six Months Ended June 30, 2023 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$267	750	444	1,461
Amortization expense	(10)	(30)	(18)	(58)
Balance, end of period	257	720	426	1,403

Home Service Insurance:
Balance, beginning of year	7,583	176	1,427	9,186
Amortization expense	(197)	(4)	(55)	(256)
Balance, end of period	7,386	172	1,372	8,930

Consolidated:
Balance, beginning of year	7,850	926	1,871	10,647
Amortization expense	(207)	(34)	(73)	(314)
Balance, end of period	$7,643	892	1,798	10,333

(6) POLICYHOLDERS’ LIABILITIES

LIABILITY FOR FUTURE POLICY BENEFITS

The following tables summarize balances of and changes in the liability for future policy benefits for our reporting cohorts: Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy,

June 30, 2024 | 10-Q 19

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

June 30, 2024 (In thousands)	Life Insurance			Home Service Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums:
Balance, beginning of year	$244,917	13,260	258,177	98,831	14,926	113,757
Beginning balance at original discount rate	252,426	13,533	265,959	102,045	15,512	117,557
Effects of actual variances from expected experience	(3,880)	456	(3,424)	(2,791)	(1,813)	(4,604)
Adjusted beginning of year balance	248,546	13,989	262,535	99,254	13,699	112,953
Issuances	39,391	1,566	40,957	8,038	1,278	9,316
Interest accrual	5,243	245	5,488	2,135	266	2,401
Net premiums collected	(21,932)	(1,537)	(23,469)	(6,056)	159	(5,897)
Derecognition and other	(3,417)	97	(3,320)	190	35	225
Ending balance at original discount rate	267,831	14,360	282,191	103,561	15,437	118,998
Effect of changes in discount rates	(10,055)	(333)	(10,388)	(5,741)	(867)	(6,608)
Balance, end of period	$257,776	14,027	271,803	97,820	14,570	112,390

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$973,350	195,122	1,168,472	211,946	122,784	334,730
Beginning balance at original discount rate	995,962	202,755	1,198,717	217,524	123,941	341,465
Effects of actual variances from expected experience	(2,480)	2,137	(343)	(2,714)	(917)	(3,631)
Adjusted beginning of year balance	993,482	204,892	1,198,374	214,810	123,024	337,834
Issuances	39,803	1,650	41,453	8,037	1,280	9,317
Interest accrual	22,134	4,127	26,261	4,826	2,878	7,704
Benefit payments	(42,634)	(9,283)	(51,917)	(7,789)	(3,037)	(10,826)
Derecognition and other	(4,154)	16	(4,138)	187	32	219
Ending balance at original discount rate	1,008,631	201,402	1,210,033	220,071	124,177	344,248
Effect of changes in discount rates	(45,573)	(13,063)	(58,636)	(15,138)	(7,865)	(23,003)
Balance, end of period	$963,058	188,339	1,151,397	204,933	116,312	321,245

Net liability for future policy benefits	$705,282	174,312	879,594	107,113	101,742	208,855
Less: Reinsurance recoverable	142	—	142	—	—	—
Net liability for future policy benefits, after reinsurance recoverable	$705,140	174,312	879,452	107,113	101,742	208,855

June 30, 2024 | 10-Q 20

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2023 (In thousands)	Life Insurance			Home Service Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums:
Balance, beginning of year	$235,228	10,209	245,437	93,508	13,255	106,763
Beginning balance at original discount rate	247,601	10,682	258,283	100,225	14,394	114,619
Effects of actual variances from expected experience	3,081	466	3,547	(2,910)	(2,291)	(5,201)
Adjusted beginning of year balance	250,682	11,148	261,830	97,315	12,103	109,418
Issuances	13,189	1,449	14,638	9,091	2,125	11,216
Interest accrual	4,571	150	4,721	1,996	230	2,226
Net premiums collected	(20,049)	(1,203)	(21,252)	(5,919)	948	(4,971)
Derecognition and other	293	60	353	272	82	354
Ending balance at original discount rate	248,686	11,604	260,290	102,755	15,488	118,243
Effect of changes in discount rates	(10,320)	(404)	(10,724)	(5,247)	(927)	(6,174)
Balance, end of period	$238,366	11,200	249,566	97,508	14,561	112,069

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$947,415	195,612	1,143,027	200,351	116,356	316,707
Beginning balance at original discount rate	996,169	208,051	1,204,220	214,188	121,908	336,096
Effects of actual variances from expected experience	4,533	2,114	6,647	(2,750)	(579)	(3,329)
Adjusted beginning of year balance	1,000,702	210,165	1,210,867	211,438	121,329	332,767
Issuances	13,442	1,479	14,921	9,090	2,129	11,219
Interest accrual	21,673	4,210	25,883	4,642	2,822	7,464
Benefit payments	(39,414)	(10,676)	(50,090)	(8,532)	(3,317)	(11,849)
Derecognition and other	31	29	60	268	80	348
Ending balance at original discount rate	996,434	205,207	1,201,641	216,906	123,043	339,949
Effect of changes in discount rates	(38,485)	(10,615)	(49,100)	(10,009)	(3,436)	(13,445)
Balance, end of period	$957,949	194,592	1,152,541	206,897	119,607	326,504

Net liability for future policy benefits	$719,583	183,392	902,975	109,389	105,046	214,435

Net premiums collected is defined as the transactional gross premiums collected in the current period times the net premium ratio. Issuances are calculated as the present value, using the locked-in discount rate, of the expected net premiums or the expected future policy benefits related to new policies issued during the six months ended June 30, 2024 and 2023. Interest accrual is the interest earned on the beginning present value of either the expected net premiums or the expected future policy benefits using the locked-in discount rate. Benefit payments are the transactional benefits (death, lapse, surrenders and maturities) paid in the current period. Derecognition refers to a subset of the issuances or the present value of future premiums released on new issues that lapsed during the six months ended June 30, 2024 and 2023 as well as other reconciling items. The effects of actual variances from expected experience lines are primarily impacted by the actual policy cash flows during the period compared to that which was expected in the reserve assumptions. If the net of the two lines is a positive number, the implication is an unfavorable result with policy cash flows less favorable than assumed while a negative number implies a favorable result compared to assumptions. Our policy experience will vary from actual experience in any one period, either favorably or unfavorably.

June 30, 2024 | 10-Q 21

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles the net liability for future policy benefits shown above to the liability for future policy benefits reported in the consolidated balance sheets.

	June 30, 2024			June 30, 2023
(In thousands)	Life Insurance	Home Service Insurance	Consolidated	Life Insurance	Home Service Insurance	Consolidated
Life Insurance:
Permanent	$705,140	107,113	812,253	719,583	109,389	828,972
Permanent limited pay	174,312	101,742	276,054	183,392	105,046	288,438
Deferred profit liability	29,749	27,849	57,598	26,602	25,667	52,269
Other	29,609	14,079	43,688	27,781	13,860	41,641
Total life insurance	938,810	250,783	1,189,593	957,358	253,962	1,211,320
Accident & Health:
Other	634	361	995	662	264	926
Total future policy benefit reserves	$939,444	251,144	1,190,588	958,020	254,226	1,212,246

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefit payments for long-term duration contracts.

	June 30, 2024		June 30, 2023
(In thousands)	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Undiscounted:
Permanent:
Expected future gross premiums	$687,927	455,504	603,067	464,108
Expected future benefit payments	1,538,163	491,992	1,478,283	482,298
Permanent Limited Pay:
Expected future gross premiums	46,682	77,217	46,441	78,064
Expected future benefit payments	325,481	321,190	319,604	319,950

Discounted:
Permanent:
Expected future gross premiums	$517,392	267,791	467,315	275,847
Expected future benefit payments	963,058	204,933	957,949	206,897
Permanent Limited Pay:
Expected future gross premiums	41,444	51,050	41,200	53,518
Expected future benefit payments	188,339	116,312	194,592	119,607

June 30, 2024 | 10-Q 22

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the amount of revenue and interest related to long-term duration contracts recognized in the consolidated statement of operations and comprehensive income (loss):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(In thousands)	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
Life Insurance Segment:
Life Insurance:
Permanent	$24,801	8,427	22,507	8,532	48,117	16,891	44,965	17,102
Permanent Limited Pay	4,026	2,207	3,610	2,167	7,672	4,470	7,778	4,503
Other	3,933	—	2,738	—	5,042	—	2,815	—
Less:
Reinsurance	1,358	—	412	—	1,731	—	1,060	—
Total, net of reinsurance	31,402	10,634	28,443	10,699	59,100	21,361	54,498	21,605
Accident & Health:
Other	204	—	332	—	368	—	484	—
Less:
Reinsurance	1	—	2	—	2	—	2	—
Total, net of reinsurance	203	—	330	—	366	—	482	—
Total	$31,605	10,634	28,773	10,699	59,466	21,361	54,980	21,605

Home Service Insurance Segment:
Life Insurance:
Permanent	$8,225	1,347	8,268	1,322	16,466	2,691	16,640	2,646
Permanent Limited Pay	2,028	1,632	2,117	1,592	4,068	3,258	4,271	3,178
Other	453	—	466	—	747	—	834	—
Less:
Reinsurance	7	—	2	—	19	—	17	—
Total, net of reinsurance	10,699	2,979	10,849	2,914	21,262	5,949	21,728	5,824
Accident & Health:
Other	255	—	217	—	506	—	423	—
Total	$10,954	2,979	11,066	2,914	21,768	5,949	22,151	5,824

The following table provides the weighted-average durations of the liability for future policy benefits.

	June 30, 2024		June 30, 2023
(In years)	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Permanent:
Duration at original discount rate	8.3	16.1	8.1	16.2
Duration at current discount rate	8.5	15.7	8.4	16.5
Permanent Limited Pay:
Duration at original discount rate	8.1	14.5	7.7	14.7
Duration at current discount rate	7.8	14.4	7.6	15.3

June 30, 2024 | 10-Q 23

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the weighted-average interest rates for the liability for future policy benefits.

	June 30, 2024		June 30, 2023
	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Permanent:
Interest rate at original discount rate	4.88%	4.96%	4.91%	4.98%
Interest rate at current discount rate	5.18%	5.37%	5.02%	5.09%
Permanent Limited Pay:
Interest rate at original discount rate	4.28%	5.03%	4.30%	5.04%
Interest rate at current discount rate	5.18%	5.37%	4.99%	5.09%

LIABILITY FOR POLICYHOLDERS’ ACCOUNT BALANCES

The following table presents the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of the difference, in basis points, between rates being credited and the respective guaranteed minimums.

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
June 30, 2024 (In thousands)
Range of Guaranteed Minimum Crediting Rates:
0.00% - 1.49%	$786	—	877	34,729	36,392
1.50% - 2.99%	15,451	175	37	19,688	35,351
3.00% - 4.49%	100,357	200	13,728	—	114,285
Greater or equal to 4.50%	31,367	—	—	—	31,367
Total	$147,961	375	14,642	54,417	217,395

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
June 30, 2023 (In thousands)
Range of Guaranteed Minimum Crediting Rates:
0.00% - 1.49%	$749	—	1,131	37,814	39,694
1.50% - 2.99%	28,207	616	62	—	28,885
3.00% - 4.49%	103,006	10	—	—	103,016
Greater or equal to 4.50%	31,560	—	—	—	31,560
Total	$163,522	626	1,193	37,814	203,155

June 30, 2024 | 10-Q 24

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize balances of and changes in policyholders' account balances.

June 30, 2024 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$44,569	87,134	44,960	31,039
Issuances	12,324	1,347	401	2,336
Premiums received	59	1,823	2,736	585
Interest credited	988	1,343	917	890
Less:
Surrenders and withdrawals	—	4,855	2,370	4,223
Benefit payments	4,608	—	—	—
Balance, end of period	$53,332	86,792	46,644	30,627
Weighted-average crediting rates	3.98%	3.61%	3.44%	2.96%
Cash surrender value	$53,332	86,792	46,644	30,627

June 30, 2023 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$32,995	86,807	41,663	34,603
Issuances	10,989	1,515	298	2,043
Premiums received	49	2,147	2,816	515
Interest credited	724	1,335	670	998
Less:
Surrenders and withdrawals	—	5,246	2,063	4,339
Benefit payments	5,364	—	—	—
Balance, end of period	$39,393	86,558	43,384	33,820
Weighted-average crediting rates	4.03%	3.57%	3.05%	2.97%
Cash surrender value	$39,393	86,558	43,384	33,820

June 30, 2024 | 10-Q 25

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles policyholders' account balances shown above to the policyholders' account balances liability in the consolidated balance sheets.

As of June 30, (In thousands)	2024	2023
Annuities:
Supplemental contracts without life contingencies	$53,332	39,393
Fixed annuity	86,792	86,558
Unearned revenue reserve	1,479	1,534
Total annuities	$141,603	127,485

Premiums Paid in Advance:
Premiums paid in advance	$30,627	33,820
Other	2,110	2,612
Total premiums paid in advance	$32,737	36,432

(7) REINSURANCE

In the normal course of business, the Company reinsures portions of certain policies that we underwrite to mitigate exposure to potential losses and/or to provide additional capacity for growth. In our international business, we generally retain $100,000 on any one individual life insurance policy and reinsure the death benefit amount above $100,000. We also reinsure 100% of our accidental death benefit rider coverage. In the second quarter of 2024, CICA Domestic entered into a coinsurance agreement with RGA Reinsurance Company ("RGA"). Under this agreement, CICA Domestic initially elected for RGA to reinsure 50% of its newly written final expense business.

Prior to 2024, the Company maintained catastrophic reinsurance for its Louisiana property and casualty business operated through Security Plan Fire Insurance Company. This reinsurance had a net retention on any one loss of $30,000, which was the maximum policy limit on any single risk. The Company ceased this business in June 2023 and thus did not renew this reinsurance.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  We obtain reinsurance from multiple reinsurers. We monitor our reinsurance concentration as well as the financial strength ratings of our reinsurers. Their ratings by A.M. Best Company range from A- (Excellent) to A+ (Superior).

Assumed and ceded life reinsurance activity is summarized as follows:

(In thousands)	June 30, 2024	December 31, 2023
Aggregate assumed life insurance in force	$3,772	3,772
Aggregate ceded life insurance in force	$673,880	619,597
Net life insurance in force	$4,449,826	4,306,429

June 30, 2024 | 10-Q 26

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's reinsurance recoverable on ceded reinsurance was $5.2 million and $4.0 million as of June 30, 2024 and December 31, 2023, respectively.  Premiums, claims and surrenders assumed and ceded and expenses ceded for all lines of business for the three and six months ended June 30, 2024 and 2023 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Premiums from short duration contracts:
Direct	$475	1,741	927	3,637
Assumed	—	—	—	—
Ceded	(1)	(1,255)	(2)	(1,782)
Net premiums earned	474	486	925	1,855
Premiums from long duration contracts:
Direct	43,450	39,655	82,056	77,197
Assumed	16	16	33	36
Ceded	(1,381)	(431)	(1,782)	(1,113)
Net premiums earned	42,085	39,240	80,307	76,120
Total premiums earned	$42,559	39,726	81,232	77,975
Claims and surrenders assumed	$41	35	75	67
Claims and surrenders ceded	$(697)	(172)	(1,481)	(524)
Commissions assumed and ceded	$(949)	9	(941)	18
Other general expenses ceded	$(156)	—	(156)	—

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

In March 2024, the jury found that (i) Defendant Carlos Nalsen Landa (“Landa”), a former independent consultant, misappropriated the Citizens’ Companies policyholder information, (ii) Citizens’ former chief underwriter, Michael P. Buchweitz (“Buchweitz”) and Randall Riley (“Riley”), a former Citizens executive and son of Citizens’ founder Harold E. Riley, failed to comply with their Citizens’ confidentiality agreements, and (iii) both Buchweitz and Riley intentionally interfered with former Chief Actuary Jonathan Pollio’s ("Pollio") Citizens’ confidentiality agreement. For Buchweitz, the jury also found that he did not have a good faith belief that he was acting in the bona fide exercise of his own rights when he interfered with Pollio’s Citizens’ confidentiality agreement. Despite these findings, the jury

June 30, 2024 | 10-Q 27

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
did not believe that the above-mentioned actions damaged the Citizens Companies economically and thus did not assess any monetary damages against any of the above parties. Additionally, the jury found that Citizens should pay Alexis Delgado (“Delgado”, a former independent consultant) and Landa approximately $1.3 million for “money had and received”, an equitable theory that claimed that the Citizens Companies would be unjustly enriched if they didn’t pay past and future commissions to Delgado and Landa. We accrued this expense at December 31, 2023.

On April 30, 2024, Defendants Riley (through his estate), Buchweitz and Delgado filed a motion against the Citizens Companies seeking payment of legal fees and a hearing was held on these matters on May 21, 2024. On July 26, 2024, the trial court awarded Riley and Buchweitz approximately $3.5 million of their legal fees. We accrued this expense in the quarter ended June 30, 2024.

We do not believe the jury properly found that Delgado or Landa were entitled to any prior or future commissions as there was no evidence that we actually held any amount of commissions that they claim they should have received. We also do not believe that Riley or Buchweitz are entitled to legal fees because they were found to have breached the contracts whose fee shifting provisions they sought to invoke.

We have not paid any amounts to Delgado, Landa, Riley, Buchweitz or any of their attorneys and intend to appeal the judgment against us. If we aren't successful in our appeal, we may have to pay approximately $5 million as a result of the trade secret lawsuit. The accrued amounts are reflected as "other liabilities" on our balance sheet.

CONTRACTUAL OBLIGATIONS

As of June 30, 2024, CICA International is committed to fund investments up to $21.2 million related to limited partnerships previously described.

CREDIT FACILITY

On May 3, 2024, the Company renewed its $20 million senior secured revolving credit facility (the “Credit Facility”) with Regions Bank ("Regions"). The Credit Facility has a three-year term, maturing on May 5, 2027, and allows the Company to borrow up to $20 million for working capital purposes, capital expenditures and other corporate purposes.

Revolving loans may be requested by the Company in aggregate minimum principal amounts of $0.5 million per loan. At the Company's election, the revolving loans may either bear a rate (a fluctuating rate per annum) equal to the greatest of (a) Regions' prime rate, (b) the federal funds rate plus 0.50%, (c) the index rate plus 1.00% or (d) 0.75%. The Company is required to pay Regions an annual commitment fee of 0.375% of the unused portion of the Credit Facility in quarterly installments, which the Company expenses as it is incurred.

Obligations under the Credit Facility are secured by substantially all of the assets of the Company other than the equity interests in its subsidiaries, real estate owned by the Company, and other limited exceptions. The Credit Facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to restrictions on indebtedness, liens, investments, asset dispositions and restricted payments. As of June 30, 2024, the Company had not borrowed any funds against the Credit Facility and was not in violation of any covenants.

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

June 30, 2024 | 10-Q 28

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Class B common stock, if any; and (b) the holders of the Class B common stock have the exclusive right to elect a simple majority of the Board of Directors of Citizens. Citizens currently has no outstanding preferred stock or Class B common stock other than that held in treasury.

A summary of the change in the number of shares of Class A common stock and treasury stock issued is as follows:

Six Months Ended June 30,	2024		2023
(In thousands)	Common Stock Class A	Treasury Stock	Common Stock Class A	Treasury Stock
Balance at beginning of year	53,883	5,330	53,758	4,937
Stock issued for compensation	163	—	106	—
Acquisition of Class A shares	—	—	—	325
Balance at end of period	54,046	5,330	53,864	5,262

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

Three Months Ended June 30,	2024	2023
(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$3,959	6,126
Net income allocated to Class A common stock	$3,959	6,126

Denominator:
Weighted average shares of Class A outstanding - basic	49,639	49,758
Weighted average shares of Class A outstanding - diluted	50,809	50,552

Basic and diluted earnings per share of Class A common stock	$0.08	0.12

Six Months Ended June 30,	2024	2023
(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$8,501	10,998
Net income allocated to Class A common stock	$8,501	10,998

Denominator:
Weighted average shares of Class A outstanding - basic	49,606	49,791
Weighted average shares of Class A outstanding - diluted	50,775	50,584

Basic and diluted earnings per share of Class A common stock	$0.17	0.22

STATUTORY CAPITAL AND SURPLUS

Each of our regulated insurance subsidiaries is required to meet stipulated regulatory capital requirements. These include capital requirements imposed by the U.S. National Association of Insurance Commissioners ("NAIC") and

June 30, 2024 | 10-Q 29

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the Bermuda Monetary Authority ("BMA"). All domestic insurance subsidiaries exceeded the minimum capital requirements at June 30, 2024. On March 27, 2024, Citizens and the Colorado Division of Insurance entered into a capital maintenance agreement that specifies that Citizens will infuse capital as needed to ensure that CICA Domestic's RBC remains above 350%. As CICA Domestic's RBC exceeded 350% at June 30, 2024, no capital contribution was necessary.

CICA International is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards, but rather requires that an insurer submit a business plan for approval to the Office of the Commissioner of Insurance ("OIC") that includes proposed minimum capital and surplus. CICA International is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. CICA International began issuing new business as of January 1, 2023 and received the transfer of all of CICA Bermuda's in force insurance business as of August 31, 2023. On that date, Citizens entered into a Keep Well Agreement with CICA International to replace the Keep Well Agreement that had been in place between Citizens and CICA Bermuda. The Keep Well Agreement, which expires on August 31, 2024, requires Citizens to contribute up to $10 million in capital to CICA International as necessary to ensure that CICA International maintains at least either (i) 112% of its required ratio of premiums to capital and surplus, or (ii) 200% of the minimum capital and surplus requirement, whichever is higher. Since CICA International's capital exceeds both of the metrics, Citizens is not required to make a capital contribution. Any capital that Citizens is required to contribute could negatively impact the Company's capital resources and liquidity.

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

June 30, 2024 | 10-Q 30

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended June 30, 2024
(In thousands)

Revenues:
Premiums	$31,605	10,954	—	42,559
Net investment income	13,812	3,529	199	17,540
Investment related gains (losses), net	(279)	23	3	(253)
Other income	2,218	20	—	2,238
Total revenues	47,356	14,526	202	62,084
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	29,169	5,361	—	34,530
Increase (decrease) in future policy benefit reserves	(2,269)	1,217	—	(1,052)
Policyholder liability remeasurement (gain) loss	1,306	54	—	1,360
Policyholders' dividends	1,186	5	—	1,191
Total insurance benefits paid or provided	29,392	6,637	—	36,029
Commissions	8,543	3,689	—	12,232
Other general expenses	6,925	3,931	5,783	16,639
Capitalization of deferred policy acquisition costs	(8,591)	(1,952)	—	(10,543)
Amortization of deferred policy acquisition costs	3,586	687	—	4,273
Amortization of cost of insurance acquired	29	123	—	152
Total benefits and expenses	39,884	13,115	5,783	58,782
Income (loss) before federal income tax	$7,472	1,411	(5,581)	3,302

June 30, 2024 | 10-Q 31

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Six Months Ended June 30, 2024
(In thousands)

Revenues:
Premiums	$59,466	21,766	—	81,232
Net investment income	27,498	7,066	463	35,027
Investment related gains (losses), net	807	(68)	(29)	710
Other income	2,724	20	83	2,827
Total revenues	90,495	28,784	517	119,796
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	56,533	11,110	—	67,643
Increase (decrease) in future policy benefit reserves	(3,462)	2,861	—	(601)
Policyholder liability remeasurement (gain) loss	1,679	—	—	1,679
Policyholders' dividends	2,417	11	—	2,428
Total insurance benefits paid or provided	57,167	13,982	—	71,149
Commissions	15,503	7,179	—	22,682
Other general expenses	12,961	7,420	7,596	27,977
Capitalization of deferred policy acquisition costs	(15,407)	(3,467)	—	(18,874)
Amortization of deferred policy acquisition costs	6,944	1,367	—	8,311
Amortization of cost of insurance acquired	55	269	—	324
Total benefits and expenses	77,223	26,750	7,596	111,569
Income (loss) before federal income tax	$13,272	2,034	(7,079)	8,227

June 30, 2024 | 10-Q 32

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended June 30, 2023
(In thousands)

Revenues:
Premiums	$28,773	10,953	—	39,726
Net investment income	13,498	3,450	293	17,241
Investment related gains (losses), net	738	(12)	(23)	703
Other income	856	1	—	857
Total revenues	43,865	14,392	270	58,527
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	26,968	5,808	—	32,776
Increase (decrease) in future policy benefit reserves	(1,863)	919	—	(944)
Policyholder liability remeasurement (gain) loss	885	71	—	956
Policyholders' dividends	1,255	6	—	1,261
Total insurance benefits paid or provided	27,245	6,804	—	34,049
Commissions	4,765	4,118	—	8,883
Other general expenses	5,646	4,299	2,323	12,268
Capitalization of deferred policy acquisition costs	(4,457)	(2,087)	—	(6,544)
Amortization of deferred policy acquisition costs	3,167	507	—	3,674
Amortization of cost of insurance acquired	26	127	—	153
Total benefits and expenses	36,392	13,768	2,323	52,483
Income (loss) before federal income tax	$7,473	624	(2,053)	6,044

June 30, 2024 | 10-Q 33

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Six Months Ended June 30, 2023
(In thousands)

Revenues:
Premiums	$54,980	22,995	—	77,975
Net investment income	26,809	6,920	586	34,315
Investment related gains (losses), net	301	87	27	415
Other income	1,735	1	—	1,736
Total revenues	83,825	30,003	613	114,441
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	51,407	11,668	—	63,075
Increase (decrease) in future policy benefit reserves	(3,683)	1,761	—	(1,922)
Policyholder liability remeasurement (gain) loss	1,701	135	—	1,836
Policyholders' dividends	2,356	13	—	2,369
Total insurance benefits paid or provided	51,781	13,577	—	65,358
Commissions	9,524	8,372	—	17,896
Other general expenses	11,105	8,767	3,656	23,528
Capitalization of deferred policy acquisition costs	(8,817)	(4,085)	—	(12,902)
Amortization of deferred policy acquisition costs	6,329	1,159	—	7,488
Amortization of cost of insurance acquired	58	256	—	314
Total benefits and expenses	69,980	28,046	3,656	101,682
Income (loss) before federal income tax	$13,845	1,957	(3,043)	12,759

(11) INCOME TAXES

The effective tax rate is the ratio of tax expense over pre-tax income. The effective tax rate was (19.9)% and 3.3% for the three and six months ended June 30, 2024, compared to (1.4)% and 13.8% for the same periods in 2023, respectively. CICA Bermuda and CICA International are considered controlled foreign corporations for federal income tax purposes. As a result, the insurance activity of CICA Bermuda and CICA International are subject to Subpart F of the Internal Revenue Code and are included in Citizens’ taxable income. Due to the 0% enacted tax rate in Bermuda for all periods prior to the transfer of CICA Bermuda's insurance in force business to CICA International, there are no deferred taxes recorded for CICA Bermuda's temporary differences. The Government of Puerto Rico approved a tax exemption decree for CICA International which freezes the income tax rate at 0% on taxable earnings up to $1.2 million and 4% on taxable earnings in excess of $1.2 million for a minimum of 15 years. The effective tax rate varies from the prevailing corporate federal income tax rate of 21.0% mainly due to the impact of Subpart F and uncertain tax positions.

At June 30, 2024 and 2023, we determined it was more likely than not that a portion of our capital deferred tax assets would not be realized in their entirety. The Company recorded valuation allowances of $5.0 million and $3.9 million, respectively, through Other Comprehensive Income (Loss).

June 30, 2024 | 10-Q 34

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12) OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% for domestic entities and 4% for Puerto Rican entities for the three and six months ended June 30, 2024 and 2023, as indicated below.

Three Months Ended June 30,	2024			2023
(In thousands)	Amount	Tax Effect	Total	Amount	Tax Effect	Total
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$(14,258)	993	(13,265)	(20,430)	1,111	(19,319)
Reclassification adjustment for losses (gains) included in net income (loss)	199	(42)	157	24	(5)	19
Unrealized holding gains (losses), net	(14,059)	951	(13,108)	(20,406)	1,106	(19,300)
Change in current discount rate for liability for future policy benefits	5,522	(568)	4,954	6,251	151	6,402
Other comprehensive income (loss)	$(8,537)	383	(8,154)	(14,155)	1,257	(12,898)

Six Months Ended June 30,	2024			2023
(In thousands)	Amount	Tax Effect	Total	Amount	Tax Effect	Total
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$(27,674)	2,191	(25,483)	23,006	(1,169)	21,837
Reclassification adjustment for losses (gains) included in net income	647	(136)	511	62	(13)	49
Unrealized holding gains (losses), net	(27,027)	2,055	(24,972)	23,068	(1,182)	21,886
Change in current discount rate for liability for future policy benefits	39,517	(4,314)	35,203	(14,229)	1,024	(13,205)
Other comprehensive income (loss)	$12,490	(2,259)	10,231	8,839	(158)	8,681

(13) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. There were no changes related to these relationships during the six months ended June 30, 2024 except as described in Note 1. Financial Statements under Basis of Presentation and Consolidation.  See our Form 10-K for a comprehensive discussion of related party transactions.

(14) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued and determined that no other significant subsequent events need to be recognized or disclosed at this time.

June 30, 2024 | 10-Q 35

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

OVERVIEW

For 55 years, we have been fulfilling the needs of our policyholders and their families by providing insurance products that offer both living and death benefits. Citizens conducts insurance related operations through its insurance subsidiaries, which provide benefits to policyholders throughout the United States and in 80 different countries. We specialize in offering primarily ordinary whole life insurance, endowment products and final expense insurance in niche markets where we believe we can optimize our competitive position.

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

Objective of our Management's Discussion and Analysis

We refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “MD&A”. The objective of our MD&A is to provide investors with information in order to assess the material changes in our financial condition from December 31, 2023 to June 30, 2024 and the material changes in our results of operations for the three and six months ended June 30, 2024 as compared to the same periods in 2023. We also discuss in the MD&A any trends that we believe may materially affect our future operations or financial condition.

June 30, 2024 | 10-Q 36

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The Factors that Drive our Operating Results

We see the following as the primary factors that drive our operating results.

•Sales (i.e., premium revenues)
•Investments
•Claims and surrenders
•Operating expenses

Premium Revenues. Premium revenues and investment income are our two primary sources of revenue and thus key to our profitability.

Premium revenues consist of all money deposited by customers into new and existing insurance policies. We view these premiums in two categories - first year premiums are premiums received within the first 12 months of a policy's issuance and thereafter any premiums received are renewal premiums. We believe premium statistics are meaningful to gaining an understanding of, among other things, the attractiveness of our new products, how expansion of our distribution channels affects our revenue, customer retention and the performance of our business from period-to-period. Throughout the MD&A, we describe the actions and initiatives that we are taking to increase sales and improve retention, sales performance in each period and as compared to the prior periods, and how we view trends with respect to sales and retention.

In the past year, we have significantly expanded our domestic distribution in the Life Insurance segment and first year premiums have more than doubled in this segment quarter-over-quarter and almost doubled year-to-date as compared to 2023. Because of this significant growth, in the second quarter of 2024, we entered into a coinsurance agreement with RGA Reinsurance Company ("RGA") in order to provide more capacity for growth. Under this agreement, CICA Domestic initially elected for RGA to reinsure 50% of its newly written final expense business, which means that we cede 50% of premiums in our domestic final expense business to RGA. We refer to "direct" premiums as all premiums received and "net" or "total" premiums as all premiums received less premiums ceded to RGA and our other reinsurers.

In addition to our domestic growth, first year premiums in our international business have increased in both the three and six months ended June 30, 2024, as compared to the same periods in 2023, due to focused marketing campaigns with our international distribution channel.

Because we ceased operations in our property insurance business effective June 30, 2023, the premiums charts below only reflect life insurance and accident and health insurance ("A&H") direct premium results.

June 30, 2024 | 10-Q 37

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Our renewal life and A&H premium revenues in the six months ended June 30, 2024 decreased slightly primarily due to the impact of a higher level of surrenders during the last few years (and thus a lower amount of policies paying renewal premiums) and from matured endowment benefits, which we expected due to contractual expiration dates.

Investments. Our net investment income increased for both the three and six months ended June 30, 2024 by 2% compared to the same prior year periods, due primarily to investment income from our limited partnership investments and a growing diversified invested asset base.

June 30, 2024 | 10-Q 38

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Claims and Surrenders. Payment of policyholder benefits for claims and surrenders is our largest expense and thus also key to our profitability. The three largest components of this expense are reflected in the graphs below. In the three and six months ended June 30, 2024 compared to the prior year periods:

•death claim benefits decreased for three months ended June 30, 2024 and increased for six months ended June 30, 2024 from fluctuation in the number of reported claims,
•surrenders decreased slightly as we continue to focus on retention efforts, and
•matured endowments increased as expected due to many of our endowment policies reaching their contractual maturity dates.
Operating Expenses. Operating expenses are our second largest expense and thus also drive our operating results. Our general operating expenses for the three and six months ended June 30, 2024 increased compared to the prior year periods. The primary reason for the increase was the accrual of $3.5 million in legal fees awarded to certain defendants in the trade secret lawsuit. We have not paid any of these fees and intend to appeal the judgment against us. See Part II, Item 1, Legal Proceedings - Trade Secret Lawsuit. To a lesser extent, the increase was also due to our continued investment in the growth of our business and costs incurred as we transitioned to a new CEO.

June 30, 2024 | 10-Q 39

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

FINANCIAL HIGHLIGHTS
Our net income before federal income taxes decreased to $3.3 million in the three months ended June 30, 2024, from $6.0 million in the three months ended June 30, 2023. While our revenues increased by $3.6 million due primarily to higher premiums and other income, which is generated mostly from supplemental contracts with life contingencies that are entered into by policyholders with maturing endowments, our net income decreased due to the accrual of the $3.5 million in legal fees awarded to the defendants in the trade secret lawsuit described above, as well as a $1.8 million increase in claims and surrenders benefits paid due to higher matured endowments, which increased as expected due to many of our endowment policies reaching their contractual maturity dates.

Our net income before federal income taxes decreased from $12.8 million in the six months ended June 30, 2023 to $8.2 million in the six months ended June 30, 2024. Other than the accrual of the $3.5 million in legal fees in the second quarter of 2024 mentioned above, this is due primarily to first quarter results, which despite having higher life insurance premium revenue, higher investment related gains and losses, and higher net investment income, had a decline in net income before federal income taxes due primarily to an increase in total benefits and expenses driven by higher death claims and the contractually matured endowments. We also incurred $4.8 million in higher commissions paid in the six months ended June 30, 2024 as compared to the prior year period due to the large increase in first year sales, which have a higher commission rate than renewal sales.

Our net income per share of Class A common stock was $0.08 and $0.17 for the three and six months ended June 30, 2024, respectively, compared to $0.12 and $0.22 in the prior year periods.

Financial Condition at June 30, 2024

•Total assets of $1.7 billion
•Total investments of $1.4 billion; fixed maturity securities comprised 88% of total investments
•$5.1 billion of direct insurance in force
•No debt
•Net income per share of Class A common stock of $0.17
•Book value per share of Class A common stock of $3.85

EVENTS THAT IMPACTED OUR BUSINESS

From time-to-time, certain events may affect our business in ways that cause current or future results to differ from past results. See Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Events that Impacted Our Business" in our Annual Report on Form 10-K for the period ended December 31, 2023 for a discussion of certain events that have impacted and continue to impact our business, including inflation and market volatility, high interest rates and ceasing operations of our property insurance business. See also Part I, Item 1, Note 8. Commitments and Contingencies, as well as Part II, Item 1, Legal Proceedings - Trade Secret Lawsuit for a discussion of the trade secret lawsuit, which has impacted our results of operations and could negatively impact our cash if we do not succeed in our appeal.

June 30, 2024 | 10-Q 40

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

Six Months Ended June 30,		2024		2023
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Ordinary Life Policies:
Life Insurance:
International	$212,720,099	2,029	$104,840	$172,606,411	1,808	$95,468
Domestic	233,468,132	20,070	11,633	2,570,500	232	11,080
Total Life Insurance	446,188,231	22,099	20,190	175,176,911	2,040	85,871
Home Service Insurance	123,431,074	9,749	12,661	153,445,775	12,005	12,782
Total	$569,619,305	31,848		$328,622,686	14,045

As we previously disclosed, our strategic initiatives include the introduction of new products tailored to our specific markets and expansion of our distribution channels both domestically and internationally. These new products and distribution channels helped drive the 73% increase in total insurance issued in the six months ended June 30, 2024 as compared to the prior year period.

The growth in our Life Insurance segment is primarily attributable to strong sales of our new domestic final expense products, which accounted for over half of the insurance issued through June 30, 2024. The Life Insurance segment also benefited from sales of our international whole life product, which accounted for 65% of total insurance issued internationally in this segment for the six months ended June 30, 2024.

Insurance issued in our Home Service Insurance segment decreased for the six months ended June 30, 2024 compared to the prior year period as we continue to make changes to our agents' compensation structures to improve the quality of sales in this segment and believe the impact of inflation has affected new sales since the customer demographic is primarily middle- and lower-income individuals.

June 30, 2024 | 10-Q 41

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES

Our revenues are generated primarily by insurance renewal premiums and investment income from invested assets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023

Revenues:
Premiums:
Life insurance	$42,101	39,292	80,362	76,226
Accident and health insurance	458	547	872	905
Property insurance	—	(113)	(2)	844
Net investment income	17,540	17,241	35,027	34,315
Investment related gains (losses), net	(253)	703	710	415
Other income	2,238	857	2,827	1,736
Total revenues	$62,084	58,527	119,796	114,441

Total revenues increased in the three and six months ended June 30, 2024 as compared to the prior year periods, due to significantly higher first year life insurance premiums, higher net investment income and higher other income from supplemental contract revenue. The Company stopped accepting premiums for property insurance at the end of May 2023 and ceased these operations on June 30, 2023. Therefore, the table below shows a summary of our life and A&H premiums for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Life and A&H premiums:
Direct premiums:
First year	$7,893	4,277	13,824	8,451
Renewal	36,032	35,977	69,161	69,759
Total direct life and A&H premiums	43,925	40,254	82,985	78,210
Reinsurance	(1,366)	(415)	(1,751)	(1,079)
Total life and A&H premiums	$42,559	39,839	81,234	77,131

Premium Income. Total direct premiums increased 9% and 6% in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 due to strong first year premium growth primarily in our Life Insurance segment.

Reinsurance ceded premiums increased in the three and six months ended June 30, 2024 compared to the same periods in 2023 due to our new coinsurance agreement with RGA entered in the second quarter of 2024 related to our CICA Domestic business.

June 30, 2024 | 10-Q 42

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Net Investment Income. A summary of our net investment income and annualized net investment income performance is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except for %)	2024	2023	2024	2023

Gross investment income:
Fixed maturity securities	$15,343	15,006	30,480	29,951
Equity securities	73	159	148	324
Policy loans	1,382	1,514	2,838	3,053
Long-term investments	1,268	1,091	2,492	2,012
Other investment income	185	140	421	264
Total investment income	18,251	17,910	36,379	35,604
Investment expenses	(711)	(669)	(1,352)	(1,289)
Net investment income	$17,540	17,241	35,027	34,315

Net investment income, annualized			$70,054	68,630
Average invested assets, at amortized cost			$1,522,573	1,518,827
Annualized yield on average invested assets			4.60%	4.52%

Due to insurance regulations, fixed maturity securities constitute the vast majority, or 88%, of our investment portfolio based on fair value and thus provide the vast majority of our investment income. Our total investment income increased by 2% for the three and six months ended June 30, 2024 compared to the same periods in 2023, primarily due to a higher average portfolio yield on our fixed maturity securities in the current period. Long-term investment income increased as our private equity investment asset base grew.

Investment Related Gains (Losses), Net.  We recorded investment related losses of $0.3 million and gains of $0.7 million during the three and six months ended June 30, 2024, respectively, compared to investment related gains of $0.7 million and $0.4 million during the same prior year periods. As described above, the gains and losses are primarily related to the fair value change of our limited partnership and equity security investments, mostly in our Life Insurance segment, due to the volatility in equity markets over the past year. We did not sell these investments; however, the changes in fair values of our equity securities are reflected as investment related gains or losses in our income statement, in addition to executed transactions that result in a gain or loss.

Other Income. Other income consists primarily of supplemental contracts issued to policyholders in our Life Insurance segment upon the surrender or maturity of their original policies.

June 30, 2024 | 10-Q 43

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

BENEFITS AND EXPENSES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$34,530	32,776	67,643	63,075
Increase (decrease) in future policy benefit reserves	(1,052)	(944)	(601)	(1,922)
Policyholder liability remeasurement (gain) loss	1,360	956	1,679	1,836
Policyholders' dividends	1,191	1,261	2,428	2,369
Total insurance benefits paid or provided	36,029	34,049	71,149	65,358
Commissions	12,232	8,883	22,682	17,896
Other general expenses	16,639	12,268	27,977	23,528
Capitalization of deferred policy acquisition costs	(10,543)	(6,544)	(18,874)	(12,902)
Amortization of deferred policy acquisition costs	4,273	3,674	8,311	7,488
Amortization of cost of insurance acquired	152	153	324	314
Total benefits and expenses	$58,782	52,483	111,569	101,682

Payments of claims and surrenders benefits constitute the majority of our expenses. Total benefits and expenses increased in the three and six months ended June 30, 2024 as compared to same periods in 2023 driven primarily by higher matured endowments in both periods and higher death claim benefits in the first quarter of 2024 as compared to the same period in 2023. The $3.5 million accrual of legal fees awarded to the defendants in the trade secret trial, reflected in other general expenses, also contributed to the increase in the three months ended June 30, 2024.

Claims and Surrenders.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023

Claims and surrenders:
Death claim benefits	$5,298	5,636	12,156	11,018
Surrender benefits	14,330	14,990	26,461	27,306
Endowment benefits	1,945	2,076	3,699	4,185
Matured endowment benefits	11,047	9,062	21,808	17,827
Property claims	7	366	(6)	708
A&H and other policy benefits	1,903	646	3,525	2,031
Total claims and surrenders	$34,530	32,776	67,643	63,075

Death claim benefits are being impacted by the increase in policies issued over the past few years.

Surrender benefits decreased in the three and six months ended June 30, 2024 compared to the same periods in 2023. Surrenders are primarily related to international policies that are nearing maturity as well as policies that have passed their surrender charge period. We have implemented retention initiatives over the past few years, which we believe are helping to decrease surrenders.

June 30, 2024 | 10-Q 44

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Matured endowment benefits increased for the three and six months ended June 30, 2024 compared to the same periods in 2023. We anticipated this increase based upon the contractual maturity dates of the policies.

Explanation of Other Benefits and Expenses

Increase (Decrease) in Future Policy Benefit Reserves.  Future policy benefit reserves reflect the liability established to provide for the payment of policy benefits that we expect to pay in the future and thus generally increase when we have a larger in force block of business due to higher sales and better persistency (i.e., more policies on which we expect to pay future benefits) and decrease when we have lower sales and persistency. In the three and six months ended June 30, 2024, the change in future policy benefit reserves varied due to the amount of reserves released in connection with higher matured endowments compared to increases in insurance issued and increases in our in force block of business.

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

Commissions. Commission expenses are a cost of acquiring business, as commissions are the primary compensation paid to our independent consultants and independent agents for selling our products. First year commission rates are higher than renewal commission rates and thus commissions fluctuate directly in relation to first year sales. As discussed above, in the three and six months ended June 30, 2024, the increases in first year sales led to an increase in commission related expenses.

Capitalization of Deferred Policy Acquisition Costs. We capitalize costs related to successful sales of our insurance products, which include certain commissions, policy issuance costs, and underwriting and agency expenses. These costs vary based upon amounts of premiums received related to new and renewal business. Capitalized DAC increased in the three and six months ended June 30, 2024, which is in line with the increases in new sales activity. Significantly lower amounts are capitalized related to renewal business in correlation with the lower commissions paid on that business compared to first year business, which has higher commission rates.

Amortization of Deferred Policy Acquisition Costs. Amortization of DAC increased in the three and six months ended June 30, 2024, compared to the same periods in 2023. DAC is amortized on a constant level basis over the expected term of the related contracts to approximate straight-line amortization.

SEGMENT OPERATIONS

We operate in two business segments:

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

June 30, 2024 | 10-Q 45

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table sets forth income (loss) before federal income tax by segment during the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Income (loss) before federal income tax:
Segments:
Life Insurance	$7,472	7,473	13,272	13,845
Home Service Insurance	1,411	624	2,034	1,957
Total segments	8,883	8,097	15,306	15,802
Other Non-Insurance Enterprises	(5,581)	(2,053)	(7,079)	(3,043)
Total income before federal income tax	$3,302	6,044	8,227	12,759

LIFE INSURANCE

Detailed results of operations in the Life Insurance segment for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Revenues:
Premiums	$31,605	28,773	59,466	54,980
Net investment income	13,812	13,498	27,498	26,809
Investment related gains (losses), net	(279)	738	807	301
Other income	2,218	856	2,724	1,735
Total revenues	47,356	43,865	90,495	83,825
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	29,169	26,968	56,533	51,407
Increase (decrease) in future policy benefit reserves	(2,269)	(1,863)	(3,462)	(3,683)
Policyholder liability remeasurement (gain) loss	1,306	885	1,679	1,701
Policyholders' dividends	1,186	1,255	2,417	2,356
Total insurance benefits paid or provided	29,392	27,245	57,167	51,781
Commissions	8,543	4,765	15,503	9,524
Other general expenses	6,925	5,646	12,961	11,105
Capitalization of deferred policy acquisition costs	(8,591)	(4,457)	(15,407)	(8,817)
Amortization of deferred policy acquisition costs	3,586	3,167	6,944	6,329
Amortization of cost of insurance acquired	29	26	55	58
Total benefits and expenses	39,884	36,392	77,223	69,980
Income before federal income tax	$7,472	7,473	13,272	13,845

In our Life Insurance segment, income before federal income tax was $7.5 million in both the three months ended June 30, 2024 and 2023. In the 2024 period, $3.5 million in higher revenues was offset by higher matured endowments and higher general expenses supporting our domestic growth strategy. In the six months ended

June 30, 2024 | 10-Q 46

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

June 30, 2024, income before federal income tax decreased by $0.6 million from the prior year period for the above reasons as well as higher death claims in the six month period.

Life Insurance segment premium breakout is detailed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Premiums:
Direct premiums:
First year	$6,496	2,805	11,080	5,399
Renewal	26,468	26,380	50,118	50,643
Total direct premiums	32,964	29,185	61,198	56,042
Reinsurance	(1,359)	(412)	(1,732)	(1,062)
Total premiums	$31,605	28,773	59,466	54,980

Premiums.  Our total premiums increased by 10% and 8% in the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023 due to the 103% and 90% increase, respectively, in first year premiums. First year premiums rose significantly due to sales of our new products and expanded domestic distribution. Renewal premiums decreased slightly in the six months ended June 30, 2024 as compared to the same prior year period. As described above, this decline is due to high surrenders and matured endowments over the last several years; however, the growth in sales over the last 2 years contributed to the slight increase in renewal premiums in the three months ended June 30, 2024 as compared to 2023.

The increase in reinsurance ceded premiums in the three and six months ended June 30, 2024, compared to the same periods in 2023, is due to our new coinsurance agreement with RGA entered in the second quarter of 2024 related to our CICA Domestic business.

While our domestic life insurance business drove the significant increase in first year premiums, life insurance premiums are generated largely from our international policyholders living in 80 different countries across the globe. The following table sets forth our premiums by location for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
International premiums:
Colombia	$6,043	6,281	12,026	12,338
Taiwan	3,617	3,590	8,159	8,892
Venezuela	3,663	3,682	6,978	7,404
Ecuador	3,145	3,157	6,189	6,403
Argentina	2,673	2,396	4,771	4,580
Other Non-U.S.	9,532	9,534	18,347	18,375
Total international premiums	28,673	28,640	56,470	57,992
Domestic premiums	3,382	926	5,704	1,893
Reinsurance and change in premium accruals	(450)	(793)	(2,708)	(4,905)
Total premiums	$31,605	28,773	59,466	54,980

June 30, 2024 | 10-Q 47

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Net Investment Income.  Our net investment income increased by 2% and 3% for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 due to our higher average portfolio yield. The majority of our investment income is derived from fixed maturity securities; however, long-term investment income continues to increase as our limited partnership asset base grows.

Investment Related Gains (Losses), Net.  We recorded investment related losses of $0.3 million and gains of $0.8 million during the three and six months ended June 30, 2024, respectively, compared to investment related gains of $0.7 million and $0.3 million during the same prior year periods, resulting primarily from the change in estimated fair market value of our limited partnership investments.

Claims and Surrenders. The following table sets forth our primary claims and surrender benefits paid within our Life Insurance segment for the three and six months ended June 30, 2024 compared to the same periods in 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Claims and surrenders:
Death claim benefits	$1,186	1,391	3,184	2,139
Surrender benefits	13,373	13,982	24,810	25,610
Endowment benefits	1,943	2,073	3,696	4,181
Matured endowment benefits	10,861	8,915	21,476	17,535
A&H and other policy benefits	1,806	607	3,367	1,942
Total claims and surrenders	$29,169	26,968	56,533	51,407

During the three and six months ended June 30, 2024 and 2023, the majority of our claims and surrender benefits in our Life Insurance segment were related to payment of surrender benefits and matured endowment benefits. Many of our endowment policies are reaching their contractual maturity dates and thus matured endowment benefits are increasing. We expect this trend to continue over the next few years. Surrender benefits decreased slightly for the three and six months ended June 30, 2024 compared to the prior year periods which we believe is due to our retention efforts. Death claim benefits increased for the six months ended June 30, 2024, compared to the prior year period as we saw a higher number of reported claims due to the increase in policies issued. Mortality experience is closely monitored by the Company as a key performance indicator and fluctuates from quarter-to-quarter based on reported claims.

Increase (Decrease) in Future Policy Benefit Reserves. The change in future policy benefit reserves for the three and six months ended June 30, 2024 and 2023 was the result of reserves released due to surrenders and higher matured endowment benefits. These releases were partially offset by increases in reserves due to insurance issued and normal increases in our in force block of business policy benefit reserves.

June 30, 2024 | 10-Q 48

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

HOME SERVICE INSURANCE

Detailed results of operations for the Home Service Insurance segment for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Revenues:
Premiums	$10,954	10,953	21,766	22,995
Net investment income	3,529	3,450	7,066	6,920
Investment related gains (losses), net	23	(12)	(68)	87
Other income	20	1	20	1
Total revenues	14,526	14,392	28,784	30,003
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,361	5,808	11,110	11,668
Increase (decrease) in future policy benefit reserves	1,217	919	2,861	1,761
Policyholder liability remeasurement (gain) loss	54	71	—	135
Policyholders' dividends	5	6	11	13
Total insurance benefits paid or provided	6,637	6,804	13,982	13,577
Commissions	3,689	4,118	7,179	8,372
Other general expenses	3,931	4,299	7,420	8,767
Capitalization of deferred policy acquisition costs	(1,952)	(2,087)	(3,467)	(4,085)
Amortization of deferred policy acquisition costs	687	507	1,367	1,159
Amortization of cost of insurance acquired	123	127	269	256
Total benefits and expenses	13,115	13,768	26,750	28,046
Income before federal income tax	$1,411	624	2,034	1,957

In our Home Service Insurance segment, we reported income before federal income tax of $1.4 million and $2.0 million in the three and six months ended June 30, 2024, respectively, as compared to income of $0.6 million and $2.0 million in the prior year periods. The higher income is primarily driven by a decrease in other general expenses and lower claims and surrenders, partially due to ceasing our property insurance operations as of June 30, 2023, which also impacted premium revenue.

Home Service Insurance segment life and A&H premium breakout is detailed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Direct life and A&H premiums:
First year	$1,397	1,472	2,744	3,052
Renewal	9,564	9,597	19,043	19,116
Total direct life and A&H premiums	$10,961	11,069	21,787	22,168

June 30, 2024 | 10-Q 49

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Premiums. Our first year life and A&H premiums declined 5% and 10% in the three and six months ended June 30, 2024, respectively, compared to the same prior year periods as we continue to make changes to our agents' compensation structures to improve the quality and the persistency of sales in this segment.

Claims and Surrenders.  Payments of claims and surrender benefits, which are the largest portion of our expenses, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Claims and surrenders:
Death claim benefits	$4,112	4,245	8,972	8,879
Surrender benefits	957	1,008	1,651	1,696
Endowment benefits	2	3	3	4
Matured endowment benefits	186	147	332	292
Property claims	7	366	(6)	708
A&H and other policy benefits	97	39	158	89
Total claims and surrenders	$5,361	5,808	11,110	11,668

The majority of claims and surrender benefits in our Home Service Insurance segment are death claim benefits. Death claim benefits decreased slightly in the three months and increased slightly in the six months ended June 30, 2024 compared to the same prior year periods. Mortality experience is closely monitored by the Company as a key performance indicator and fluctuates from quarter-to-quarter based on reported claims.

Other General Expenses. General expenses decreased in the three and six months ended June 30, 2024 compared to the same periods in 2023, primarily due to ceasing our property insurance business as discussed above.

OTHER NON-INSURANCE ENTERPRISES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Loss before federal income tax	$(5,581)	(2,053)	(7,079)	(3,043)

This operating unit represents the administrative support functions for the insurance operations. Its revenues are primarily intercompany and have been eliminated in consolidation under U.S. GAAP, which typically results in a loss. Revenue in this operating unit consists primarily of net investment income and investment related gains or losses, while expenses consist of other general expenses related to corporate functions. The primary reason for the increased loss before federal income tax in the three and six months ended June 30, 2024 compared to the same periods in 2023 is the legal accrual described above.

INVESTMENTS

Our investments are an integral part of our business success. Our cash and invested assets at June 30, 2024 were $1.4 billion, of which 86% was invested in fixed maturity securities, all of which are classified as available-for-sale. We closely monitor the duration of our fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy our insurance obligations.

June 30, 2024 | 10-Q 50

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table sets forth the carrying value of our investments by investment category and cash, cash equivalents and the percentage of each to total cash and invested assets.

Carrying Value	June 30, 2024		December 31, 2023
(In thousands, except for %)	Amount	%	Amount	%
Cash, cash equivalents and invested assets:
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$9,512	0.7%	$9,715	0.7%
Corporate	779,870	55.2	787,607	55.1
States and political subdivisions (1)	277,228	19.7	287,231	20.1
Mortgage-backed (2)	94,684	6.7	97,294	6.8
Asset-backed	52,109	3.7	57,134	4.0
Total fixed maturity securities	1,213,403	86.0	1,238,981	86.7
Cash and cash equivalents	26,344	1.9	26,997	1.8
Other investments:
Policy loans	73,462	5.2	75,359	5.3
Equity securities	5,336	0.4	5,282	0.4
Other long-term investments	92,141	6.5	82,725	5.8
Total cash, cash equivalents and invested assets	$1,410,686	100.0%	$1,429,344	100.0%
(1) Includes $121.2 million and $124.2 million of securities guaranteed by third parties at June 30, 2024 and December 31, 2023, respectively.
(2) Includes $93.5 million and $96.1 million of U.S. Government-sponsored enterprises at June 30, 2024 and December 31, 2023, respectively.

The carrying value of the Company’s fixed maturity securities investment portfolio at June 30, 2024 was $1.21 billion compared to $1.24 billion at December 31, 2023. The distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2024 did not materially change from December 31, 2023 – the weighted average was “A” at both dates.

Cash and cash equivalents decreased as of June 30, 2024 from December 31, 2023 and fluctuates from period-to-period primarily due to the timing of operating and investing activities.

Other long-term investments increased by $9.4 million as of June 30, 2024 from December 31, 2023 due to additional funding and increases in the fair market value of our limited partnership investments.

Obligations of States and Political Subdivisions

The Company’s fixed maturity securities investment portfolio at June 30, 2024 and December 31, 2023 included $277.2 million and $287.2 million, respectively, of securities that are obligations of states and political subdivisions, including municipalities (collectively referred to as the municipal bond portfolio).

June 30, 2024 | 10-Q 51

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The Company's municipal bond portfolio includes third-party guarantees.  Detailed below is a presentation by the Nationally Recognized Statistical Rating Organization ("NRSRO") rating of these holdings by funding type as of June 30, 2024.

	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
State and political subdivision fixed maturity securities including third-party guarantees:
AAA	$12,902	12,895	6,546	6,889	—	—	19,448	19,784	6.4%
AA	43,407	44,076	105,924	122,687	6,259	6,552	155,590	173,315	56.3
A	3,999	4,362	84,785	95,885	4,400	4,393	93,184	104,640	34.0
BBB	533	559	3,988	4,757	1,388	1,450	5,909	6,766	2.2
BB and other	3,028	3,158	69	71	—	—	3,097	3,229	1.1
Total	$63,869	65,050	201,312	230,289	12,047	12,395	277,228	307,734	100.0%

State and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$31,175	31,456	32,993	37,408	3,824	3,819	67,992	72,683	23.6%
A	16,509	16,974	94,001	104,860	5,834	6,126	116,344	127,960	41.6
BBB	2,875	3,175	17,641	19,807	—	—	20,516	22,982	7.5
BB and other	13,310	13,445	56,677	68,214	2,389	2,450	72,376	84,109	27.3
Total	$63,869	65,050	201,312	230,289	12,047	12,395	277,228	307,734	100.0%

The table below shows the categories in which the Company held investments in special revenue bonds that were greater than 10% of fair value based upon the Company's total municipal bond portfolio at June 30, 2024.

(In thousands, except for %)	Fair Value	Amortized Cost	% of Total Fair Value

Education	$45,678	52,079	16.5%
Utilities	40,606	44,876	14.7
Transportation	33,565	40,561	12.1

The Company's municipal bond portfolio is spread across many states, however, municipal bonds from Texas and California comprise the most significant concentration of the total municipal bond portfolio as of June 30, 2024. The Company holds 22% and 15% of its municipal bond portfolio in Texas and California issuers, respectively, as of June 30, 2024. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal bond portfolio as of June 30, 2024.

June 30, 2024 | 10-Q 52

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The table below represents the Company's detailed exposure to municipal bonds in Texas at June 30, 2024.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas state and political subdivision fixed maturity securities including third-party guarantees:
AAA	$12,402	12,391	2,552	2,634	—	—	14,954	15,025
AA	16,407	16,405	13,324	15,168	—	—	29,731	31,573
A	—	—	16,879	21,895	—	—	16,879	21,895
Total	$28,809	28,796	32,755	39,697	—	—	61,564	68,493
Texas state and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$23,963	23,946	4,418	4,985	—	—	28,381	28,931
A	4,846	4,850	16,058	18,077	—	—	20,904	22,927
BBB	—	—	3,194	3,415	—	—	3,194	3,415
BB and other	—	—	9,085	13,220	—	—	9,085	13,220
Total	$28,809	28,796	32,755	39,697	—	—	61,564	68,493

The table below represents the Company's detailed exposure to municipal bonds in California at June 30, 2024.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
California state and political subdivision fixed maturity securities including third-party guarantees:
AA	$2,033	2,068	29,081	35,052	2,435	2,733	33,549	39,853
A	1,265	1,650	7,592	9,257	—	—	8,857	10,907
Total	$3,298	3,718	36,673	44,309	2,435	2,733	42,406	50,760
California state and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$449	445	4,209	5,056	—	—	4,658	5,501
A	2,849	3,273	17,845	21,642	2,435	2,733	23,129	27,648
BBB	—	—	570	570	—	—	570	570
BB and other	—	—	14,049	17,041	—	—	14,049	17,041
Total	$3,298	3,718	36,673	44,309	2,435	2,733	42,406	50,760

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

The Company did not record any credit valuation allowances on fixed maturity securities in either of the three and six months ended June 30, 2024 or 2023.

Information on both unrealized and realized gains and losses by category is set forth in Part I, Item 1, Note 3. Investments of the notes to our consolidated financial statements herein.

June 30, 2024 | 10-Q 53

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

Below are our primary capital resources (based on carrying value of each) as of the periods indicated.

(In thousands)	June 30, 2024	December 31, 2023
Fixed maturity securities	$1,213,403	1,238,981
Cash and cash equivalents	26,344	26,997

Liquidity refers to a company's ability to generate or obtain sufficient cash to meet the needs of its operations. Our liquidity is primarily derived from our cash flow from operations, our cash and cash equivalents, and our portfolio of marketable securities. We may also derive liquidity by accessing our Credit Facility (described below) or may raise capital by selling shares in our SIP (as defined below) or by other traditional means. Citizens has no debt as of June 30, 2024.

Cash from Operating Activities. Cash provided by operating activities is an important liquidity metric because it reflects, during a given period, the amount of cash generated that is available to pay our operating expenses, invest in our business or make strategic acquisitions. In the six months ended June 30, 2024, our operations provided $11.4 million in net cash.

Cash from Investing Activities. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in new investments. In the six months ended June 30, 2024, we had net cash outflows from investing activities of $10.2 million as we continue to invest excess funds in this high interest rate environment. The investing activities fluctuate from period to period due to timing of security activities such as calls and maturities and reinvestment of those funds. 86% of our total cash, cash equivalents and investments consist of marketable fixed maturity securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

We renewed our Credit Facility with Regions Bank on May 3, 2024 on substantially the same terms for an additional three years. See Part I, Item 1, Note 8. Commitments and Contingencies in the notes to our consolidated financial statements, herein, for a description of the Credit Facility. The Credit Facility provides additional liquidity to the

June 30, 2024 | 10-Q 54

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Company for short-term or longer-term needs. As of June 30, 2024, we have not borrowed any money under the Credit Facility.

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium revenues, investment income and proceeds from investment maturities, calls or sales. Primary cash needs are for payments of policyholder benefits, investment purchases, policy acquisition costs and other operating expenses. We manage our insurance operations in order to ensure that we have stable and reliable sources of cash flow to meet our obligations. As we have discussed, we recently re-launched our domestic business by developing new products and expanding our distribution channels, which has led to an increase in first year premiums (i.e., new sales) of 54% from 2023 to 2024. When selling new policies, we incur upfront policy acquisition costs, such as agent commission payments. While historically, cash flows from our operations have been sufficient to meet our cash needs, the insurance companies also have the available-for-sale fixed maturity investment portfolio available to create additional cash flows if required. Two of our insurance subsidiaries are members of the Federal Home Loan Bank ("FHLB") of Dallas. FHLB membership provides the insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. While not the only source of additional liquidity, the FHLB could provide the insurance subsidiaries with an additional source of liquidity, if needed.

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

Trends, Demands and Restrictions on our Uses of Cash

Because claims and surrenders are our largest expense, a primary liquidity concern is the risk of either (i) an extraordinary level of early policyholder surrenders, or (ii) higher than expected mortality experience. Our death benefit payments increased in the six months ended June 30, 2024 which is expected as the amount of insurance issued has increased significantly over the past couple of years. Surrender benefits, which have been higher than usual the last several years, slightly decreased in the first six months of 2024. In order to mitigate the risk of early policyholder surrenders, we include provisions in our insurance policies, such as surrender charges, that help limit and discourage early withdrawal, but as many of our policies have reached the age where surrender charges have expired or significantly decreased, we have experienced high levels of surrenders. We believe that surrenders have been high due to other reasons, including the loss of one of our biggest distributors in Venezuela in 2018, increasing interest rates, which may encourage policyholders to seek higher rates of returns in different investment products, post-pandemic beliefs that life insurance may not be as important as it was during the pandemic, and inflationary pressures, which may cause policyholders to want the cash values of their policies due to decreased purchasing power elsewhere. To the extent that early surrenders are higher than expected, our liquidity could be negatively impacted due to benefit payments as well as lower renewal premiums. We continue to monitor surrenders and early withdrawals and focus on our retention initiatives.

Our endowment products have contractual maturity dates and provide the policyholder with alternatives once the policy matures - they can choose to take a lump sum payout or leave the money on deposit at interest with the Company. Approximately 18% of the endowments in force, totaling approximately 6% of our in force business as of June 30, 2024, will mature in the next five years. Policyholder election behavior is unknown, but if too many policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell its investments at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the market rate we are earning on our investments. We currently anticipate that our available operating cash flow and capital resources will be adequate to meet our needs for funds, but we are closely monitoring our policyholder behavior patterns.

June 30, 2024 | 10-Q 55

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

In our CICA Domestic business, we pay advance commissions on some of our insurance products, meaning we pay an agent their commission immediately upon sale of a policy, rather than "as earned", or when premiums are received by us. Because of this, another liquidity concern is the risk that rapid growth in first year sales of these products could create a significant increase in commission payments, which increases expenses and thus reduces our statutory capital until the commissions are recouped from premiums paid. CICA Domestic sales have increased significantly since the third quarter of 2023 and continue to grow rapidly. To mitigate this risk and strain on capital, we entered into a coinsurance agreement with RGA in the second quarter of 2024 and elected to cede 50% of our final expense business to RGA, which alleviates some of the strain on expenses. We may also seek other options, such as loans at the holding company level (from the Credit Facility or otherwise) that would allow us to reduce the liquidity risk should CICA Domestic's required commission payments exceed current resources. If we are unable to borrow money to contribute capital to CICA Domestic, we could be exposed to cash flow strain.

See Part I, Item 1, Note 8. Commitments and Contingencies, as well as Part II, Item 1. Legal Proceedings - Trade Secret Lawsuit, for a discussion of the trade secret lawsuit, which could negatively impact our cash if we do not succeed in our appeal.

Regulatory Restrictions on our Use of Cash

As discussed above, we are subject to regulatory capital requirements that could affect the Company’s ability to access capital from our insurance operations or cause the Company to have to put additional cash in our wholly-owned subsidiaries.

Our domestic companies are subject to minimum capital requirements set by the NAIC in the form of risk-based capital ("RBC"). RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a Capital Maintenance Agreement between Citizens and CICA Domestic, Citizens' wholly-owned subsidiary domiciled in Colorado, that would require Citizens to contribute capital to CICA Domestic in order to maintain a RBC level above 350%. At June 30, 2024, our domestic insurance subsidiaries were above the required minimum RBC levels and CICA Domestic was above 350%.

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

CICA International is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards, but rather requires that an insurer submit a business plan for approval to the OIC that includes proposed minimum capital and surplus. CICA International is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. CICA International began issuing new business as of January 1, 2023 and received the transfer of all of CICA Bermuda's in force insurance business as of August 31, 2023. On that date, Citizens entered into a Keep Well Agreement with CICA International to replace the Keep Well Agreement that had been in place between Citizens and CICA Bermuda. The Keep Well Agreement, which expires on August 31, 2024, requires Citizens to contribute up to $10 million in capital to CICA International as necessary to ensure that CICA International maintains at least either (i) 112% of its required ratio of premiums to capital and surplus, or (ii) 200% of the minimum capital and surplus requirement, whichever is higher. Since CICA International's capital exceeds both of the metrics, Citizens is not required to make a capital contribution.

June 30, 2024 | 10-Q 56

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Any capital that Citizens is required to contribute to its insurance subsidiaries could negatively impact the Company's capital resources and liquidity.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2024, we have no additional contractual obligations or off-balance sheet arrangements other than those described in Part I, Item 1, Note 8. Commitments and Contingencies in the notes to our consolidated financial statements herein and in Part II, Item 7, Contractual Obligations and Off-Balance Sheet Arrangements in our Form 10-K.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2024.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and reported to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended June 30, 2024, there were no changes in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

June 30, 2024 | 10-Q 57

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

In March 2024, the jury found that (i) Defendant Carlos Nalsen Landa (“Landa”), a former independent consultant, misappropriated the Citizens’ Companies policyholder information, (ii) Citizens’ former chief underwriter, Michael P. Buchweitz (“Buchweitz”) and Randall Riley (“Riley”), a former Citizens executive and son of Citizens’ founder Harold E. Riley, failed to comply with their Citizens’ confidentiality agreements, and (iii) both Buchweitz and Riley intentionally interfered with former Chief Actuary Jonathan Pollio’s ("Pollio") Citizens’ confidentiality agreement. For Buchweitz, the jury also found that he did not have a good faith belief that he was acting in the bona fide exercise of his own rights when he interfered with Pollio’s Citizens’ confidentiality agreement. Despite these findings, the jury did not believe that the above-mentioned actions damaged the Citizens Companies economically and thus did not assess any monetary damages against any of the above parties. Additionally, the jury found that Citizens should pay Alexis Delgado (“Delgado”, a former independent consultant) and Landa approximately $1.3 million for “money had and received”, an equitable theory that claimed that the Citizens Companies would be unjustly enriched if they didn’t pay past and future commissions to Delgado and Landa.

On April 30, 2024, Defendants Riley (through his estate), Buchweitz and Delgado filed a motion against the Citizens Companies seeking approximately $3.9 million in legal fees and a hearing was held on these matters on May 21, 2024. On July 26, 2024, the trial court awarded Riley and Buchweitz approximately $3.5 million of their legal fees.

We do not believe the jury properly found that Delgado or Landa were entitled to any prior or future commissions as there was no evidence that we actually held any amount of commissions that they claim they should have received. We also do not believe that Riley or Buchweitz are entitled to legal fees because they were found to have breached the contracts whose fee shifting provisions they sought to invoke. We intend to appeal the judgment against us.

Item 1A. RISK FACTORS

Part I, Item 1A. Risk Factors of our Form 10-K includes a discussion of our risk factors. There have been no material changes in the three months ended June 30, 2024 from the risk factors included in our Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

June 30, 2024 | 10-Q 58

CITIZENS, INC.

Item 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Citizens, Inc. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.” Additionally, Citizens did not adopt or terminate any Rule 10b5-1 trading arrangement during the three months ended June 30, 2024.

Item 6. EXHIBITS

Exhibit Number	The following exhibits are filed herewith:
3.1
Restated and Amended Articles of Incorporation dated March 4, 2004 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 15, 2004)

3.2	Amended and Restated Bylaws dated June 2, 2021 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on June 7, 2021)
10.1*	Credit Agreement between the Company and Regions Bank dated May 3, 2024*
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q*
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set*
* Filed herewith.
† Indicates management contract or compensatory plan or arrangement.

June 30, 2024 | 10-Q 59

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Jon Stenberg
Jon Stenberg
President & Chief Executive Officer

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin
Vice President, Chief Financial Officer, Chief Investment Officer & Treasurer

Date:	August 6, 2024

June 30, 2024 | 10-Q 60