Form 10-Q
period 2024-09-30
CITIZENS, INC.
filed 2024-11-07
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 1, 2024, the Registrant had 49,906,575 shares of Class A common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

September 30, 2024 | 10-Q 1

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets

(In thousands)	September 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $1,391,580 and $1,389,038 in 2024 and 2023, respectively)	$1,273,497	1,238,981
Equity securities, at fair value	5,716	5,282
Policy loans	72,463	75,359
Other long-term investments (portion measured at fair value $93,167 and $82,460 in 2024 and 2023, respectively)	93,433	82,725
Total investments	1,445,109	1,402,347
Cash and cash equivalents	32,382	26,997
Accrued investment income	17,082	17,360
Reinsurance recoverable	7,278	3,991
Deferred policy acquisition costs	192,268	175,768
Cost of insurance acquired	9,566	10,043
Current federal income tax receivable	505	1,546
Property and equipment, net	10,975	11,809
Due premiums	10,090	11,264
Other assets (less allowance for losses of $574 and $408 in 2024 and 2023, respectively)	10,554	7,803
Total assets	$1,735,809	1,668,928

See accompanying Notes to Consolidated Financial Statements.

September 30, 2024 | 10-Q 2

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets, Continued

(In thousands, except share amounts)	September 30, 2024	December 31, 2023
	(Unaudited)
Liabilities and Stockholders' Equity:
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,236,873	1,229,253
Accident and health insurance	998	889
Total future policy benefit reserves	1,237,871	1,230,142
Policyholders' funds:
Annuities	145,838	133,216
Dividend accumulations	47,052	44,960
Premiums paid in advance	32,420	32,446
Policy claims payable	9,236	6,637
Other policyholders' funds	7,076	7,363
Total policyholders' funds	241,622	224,622
Total policy liabilities	1,479,493	1,454,764
Commissions payable	3,843	3,445
Deferred federal income tax liability	2,367	1,102
Other liabilities	42,533	37,488
Total liabilities	1,528,236	1,496,799
Commitments and contingencies (Notes 7 and 8)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 54,222,644 and 53,882,661 shares issued and outstanding in 2024 and 2023, respectively, including shares in treasury of 4,327,810 in 2024 and 2023	269,356	268,675
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2024 and 2023, including shares in treasury of 1,001,714 in 2024 and 2023	3,184	3,184
Retained earnings	53,441	42,150
Accumulated other comprehensive income (loss)	(94,683)	(118,155)
Treasury stock, at cost	(23,725)	(23,725)
Total stockholders' equity	207,573	172,129
Total liabilities and stockholders' equity	$1,735,809	1,668,928

See accompanying Notes to Consolidated Financial Statements.

September 30, 2024 | 10-Q 3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Revenues:
Premiums:
Life insurance	$42,461	41,794	122,823	118,020
Accident and health insurance	452	296	1,324	1,201
Property insurance	(16)	(64)	(18)	780
Net investment income	17,377	17,372	52,404	51,687
Investment related gains (losses), net	827	(892)	1,537	(477)
Other income	630	884	3,457	2,620
Total revenues	61,731	59,390	181,527	173,831
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	36,478	37,723	104,121	100,798
Increase (decrease) in future policy benefit reserves	471	(3,880)	(130)	(5,802)
Policyholder liability remeasurement (gain) loss	1,157	1,024	2,836	2,860
Policyholders' dividends	1,320	1,414	3,748	3,783
Total insurance benefits paid or provided	39,426	36,281	110,575	101,639
Commissions	12,957	9,444	35,639	27,340
Other general expenses	12,095	11,949	40,072	35,477
Capitalization of deferred policy acquisition costs	(10,430)	(7,132)	(29,304)	(20,034)
Amortization of deferred policy acquisition costs	4,493	4,056	12,804	11,544
Amortization of cost of insurance acquired	153	151	477	465
Total benefits and expenses	58,694	54,749	170,263	156,431
Income before federal income tax	3,037	4,641	11,264	17,400
Federal income tax expense (benefit)	247	1,943	(27)	3,704
Net income	2,790	2,698	11,291	13,696

Per Share Amounts:
Basic earnings per share of Class A common stock	0.06	0.06	0.23	0.28
Diluted earnings per share of Class A common stock	0.05	0.05	0.22	0.27

Other Comprehensive Income (Loss):
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) arising during period	59,101	(59,817)	31,427	(36,811)
Reclassification adjustment for losses (gains) included in net income	(100)	419	547	481
Unrealized gains (losses) on fixed maturity securities, net	59,001	(59,398)	31,974	(36,330)
Change in current discount rate for liability for future policy benefits	(45,404)	60,054	(5,887)	45,825
Income tax expense (benefit) on other comprehensive income items	356	(1,040)	2,615	(882)
Other comprehensive income (loss)	13,241	1,696	23,472	10,377
Total comprehensive income (loss)	$16,031	4,394	34,763	24,073

See accompanying Notes to Consolidated Financial Statements.

September 30, 2024 | 10-Q 4

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
(In thousands)	Class A	Class B

Balance at December 31, 2023	$268,675	3,184	42,150	(118,155)	(23,725)	172,129
Comprehensive income (loss):
Net income	—	—	4,542	—	—	4,542
Other comprehensive income (loss)	—	—	—	18,385	—	18,385
Total comprehensive income (loss)	—	—	4,542	18,385	—	22,927
Stock-based compensation	127	—	—	—	—	127
Balance at March 31, 2024	268,802	3,184	46,692	(99,770)	(23,725)	195,183
Comprehensive income (loss):
Net income	—	—	3,959	—	—	3,959
Other comprehensive income (loss)	—	—	—	(8,154)	—	(8,154)
Total comprehensive income (loss)	—	—	3,959	(8,154)	—	(4,195)
Stock-based compensation	481	—	—	—	—	481
Balance at June 30, 2024	269,283	3,184	50,651	(107,924)	(23,725)	191,469
Comprehensive income (loss):
Net income	—	—	2,790	—	—	2,790
Other comprehensive income (loss)	—	—	—	13,241	—	13,241
Total comprehensive income (loss)	—	—	2,790	13,241	—	16,031
Stock-based compensation	73	—	—	—	—	73
Balance at September 30, 2024	$269,356	3,184	53,441	(94,683)	(23,725)	207,573

See accompanying Notes to Consolidated Financial Statements.

September 30, 2024 | 10-Q 5

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity, Continued
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
(In thousands)	Class A	Class B

Balance at December 31, 2022	$268,147	3,184	16,309	(137,044)	(22,806)	127,790
Comprehensive income (loss):
Net income	—	—	4,872	—	—	4,872
Other comprehensive income (loss)	—	—	—	21,579	—	21,579
Total comprehensive income (loss)	—	—	4,872	21,579	—	26,451
Stock-based compensation	50	—	—	—	—	50
Balance at March 31, 2023	268,197	3,184	21,181	(115,465)	(22,806)	154,291
Comprehensive income (loss):
Net income	—	—	6,126	—	—	6,126
Other comprehensive income (loss)	—	—	—	(12,898)	—	(12,898)
Total comprehensive income (loss)	—	—	6,126	(12,898)	—	(6,772)
Acquisition of treasury stock	—	—	—	—	(719)	(719)
Stock-based compensation	46	—	—	—	—	46
Balance at June 30, 2023	268,243	3,184	27,307	(128,363)	(23,525)	146,846
Comprehensive income (loss):
Net income	—	—	2,698	—	—	2,698
Other comprehensive income (loss)	—	—	—	1,696	—	1,696
Total comprehensive income (loss)	—	—	2,698	1,696	—	4,394
Stock-based compensation	180	—	—	—	—	180
Other [1]	—	—	1,327	—	—	1,327
Balance at September 30, 2023	$268,423	3,184	31,332	(126,667)	(23,525)	152,747

1 See Note 11 - Income Taxes for details.
See accompanying Notes to Consolidated Financial Statements.

September 30, 2024 | 10-Q 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended September 30, (In thousands)	2024	2023
Cash flows from operating activities:
Net income	$11,291	13,696
Adjustments to reconcile net income to net cash provided by operating activities:
Investment related (gains) losses on sale of investments and other assets, net	(1,537)	477
Net deferred policy acquisition costs	(16,500)	(8,490)
Amortization of cost of insurance acquired	477	465
Depreciation	443	380
Amortization of premiums and discounts on investments	3,738	3,761
Stock-based compensation	1,052	333
Deferred federal income tax expense (benefit)	(1,350)	652
Change in:
Accrued investment income	278	8
Reinsurance recoverable	(3,287)	778
Due premiums	1,174	2,168
Future policy benefit reserves	1,842	(5,111)
Other policyholders' liabilities	19,002	8,156
Federal income tax payable	1,041	1,253
Commissions payable and other liabilities	6,397	(3,116)
Other, net	(2,969)	34
Net cash provided by operating activities	21,092	15,444
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(49,345)	(50,077)
Sales of fixed maturity securities, available-for-sale	4,659	13,690
Maturities and calls of fixed maturity securities, available-for-sale	37,907	23,128
Sales of equity securities	—	770
Principal payments on mortgage loans	7	6
(Increase) decrease in policy loans, net	2,896	3,023
Sales of other long-term investments	2,226	3,793
Purchases of other long-term investments	(11,123)	(13,262)
Purchases of property and equipment	(561)	(292)
Maturities of short-term investments	—	750
Net cash used in investing activities	(13,334)	(18,471)

See accompanying Notes to Consolidated Financial Statements.

September 30, 2024 | 10-Q 7

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(Unaudited)

Nine Months Ended September 30, (In thousands)	2024	2023
Cash flows from financing activities:
Annuity deposits	$5,181	5,443
Annuity withdrawals	(7,183)	(7,828)
Acquisition of treasury stock	—	(719)
Other	(371)	(57)
Net cash used in financing activities	(2,373)	(3,161)
Net increase (decrease) in cash and cash equivalents	5,385	(6,188)
Cash and cash equivalents at beginning of year	26,997	22,973
Cash and cash equivalents at end of period	$32,382	16,785

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2024 and 2023, various fixed maturity issuers exchanged securities with book values of $3.7 million and $5.4 million, respectively, for securities of equal value.

The Company had $0.3 million of net unsettled security trades at September 30, 2023 and none at September 30, 2024.

The Company recognized $36 thousand right-of-use assets in exchange for new operating lease liabilities during the nine months ended September 30, 2023 and none during the nine months ended September 30, 2024.

See accompanying Notes to Consolidated Financial Statements.

September 30, 2024 | 10-Q 8

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) FINANCIAL STATEMENTS

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens" or the "Company"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA Domestic"), CICA Life Ltd. ("CICA Bermuda"), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Magnolia Guaranty Life Insurance Company ("MGLIC"), Computing Technology, Inc. ("CTI"), Nexo Global Services LLC, a Puerto Rico holding company ("Nexo") and its wholly-owned subsidiaries, CICA Life A.I., a Puerto Rico company ("CICA International") and Nexo Enrollment Services LLC, a Puerto Rico service company ("NES"). All significant inter-company accounts and transactions have been eliminated. Citizens and its wholly-owned subsidiaries are collectively referred to as the "Company," "it," "we," "us" or "our".

The consolidated balance sheet as of September 30, 2024, the consolidated statements of operations and comprehensive income (loss) and stockholders' equity for the three and nine months ended September 30, 2024 and September 30, 2023 and the consolidated statements of cash flows for the nine months ended September 30, 2024 and September 30, 2023 have been prepared by the Company without audit and are not subject to audit. In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2024 and for comparative periods have been made. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 ("Form 10-K").  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Our Life Insurance segment operates through CICA Domestic and CICA International.

CICA Domestic. Prior to July 1, 2023, our domestic life insurance business operated through CICA Domestic and Citizens National Life Insurance Company ("CNLIC"). CNLIC merged into CICA Domestic on July 1, 2023. CICA Domestic issues primarily ordinary whole life, final expense and life products with living benefits throughout the U.S.

CICA International. Until December 31, 2022, our international life insurance business operated through CICA Bermuda. Beginning January 1, 2023, all new international policies are issued by CICA International and on August 31, 2023, CICA Bermuda transferred all of its insurance in force business to CICA International. CICA International offers U.S. dollar-denominated products to non-U.S. residents/citizens internationally, including endowment products, which are principally accumulation contracts that incorporate an element of life insurance protection and ordinary whole life insurance.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations.

NES provides services to policyholders of CICA International.

Our Home Service Insurance segment operates through our subsidiaries SPLIC and MGLIC, and focuses on the life insurance needs of the middle- and lower-income markets in Louisiana, Mississippi and Arkansas.  Our products in this segment consist primarily of small face amount ordinary whole life, industrial life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs. SPLIC also issues critical illness policies. Prior to June 30, 2023, SPFIC issued dwelling and contents property insurance policies. As of June 30, 2023, we ceased all operations for SPFIC.

September 30, 2024 | 10-Q 9

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

September 30, 2024 | 10-Q 10

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) INVESTMENTS

The Company invests primarily in fixed maturity securities, which totaled 86.2% of total cash and invested assets at September 30, 2024, as shown below.

Carrying Value (In thousands, except for %)	September 30, 2024		December 31, 2023
	Amount	%	Amount	%

Cash and invested assets:
Fixed maturity securities	$1,273,497	86.2%	1,238,981	86.7%
Equity securities	5,716	0.4	5,282	0.4
Policy loans	72,463	4.9	75,359	5.3
Other long-term investments	93,433	6.3	82,725	5.8
Cash and cash equivalents	32,382	2.2	26,997	1.8
Total cash and invested assets	$1,477,491	100.0%	1,429,344	100.0%

The following tables represent the amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities as of the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$5,950	165	29	6,086
U.S. Government-sponsored enterprises	3,380	287	—	3,667
States and political subdivisions	299,622	2,531	23,940	278,213
Corporate:
Financial	276,156	4,152	24,177	256,131
Consumer	253,133	2,358	32,726	222,765
Utilities	127,449	1,032	17,247	111,234
Energy	83,130	452	6,535	77,047
Communications	71,071	293	7,500	63,864
All other	111,435	823	10,675	101,583
Commercial mortgage-backed	268	1	2	267
Residential mortgage-backed	106,816	14	7,633	99,197
Asset-backed	53,170	926	653	53,443
Total fixed maturity securities	$1,391,580	13,034	131,117	1,273,497

September 30, 2024 | 10-Q 11

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
(In thousands)

Fixed maturity securities:
Available-for-sale:
U.S. Treasury securities	$5,983	127	48	6,062
U.S. Government-sponsored enterprises	3,404	250	1	3,653
States and political subdivisions	314,203	2,160	29,132	287,231
Corporate:
Financial	266,485	2,066	31,255	237,296
Consumer	250,672	2,145	37,094	215,723
Utilities	123,625	615	20,253	103,987
Energy	73,808	64	8,049	65,823
Communications	74,029	309	8,892	65,446
All other	111,124	647	12,439	99,332
Commercial mortgage-backed	171	—	—	171
Residential mortgage-backed	107,174	9	10,060	97,123
Asset-backed	58,360	290	1,516	57,134
Total fixed maturity securities	$1,389,038	8,682	158,739	1,238,981

The Company's investments in equity securities are shown below.

Fair Value (In thousands)	September 30, 2024	December 31, 2023

Equity securities:
Bond mutual funds	$766	740
Common stocks	774	665
Non-redeemable preferred stock	8	7
Non-redeemable preferred stock fund	4,168	3,870
Total equity securities	$5,716	5,282

VALUATION OF INVESTMENTS

Available-for-sale ("AFS") fixed maturity securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income. The Company recognized net investment related gains of $0.4 million for both the three and nine months ended September 30, 2024, respectively, on equity securities held. The Company recognized net investment related losses of $0.4 million and $0.3 million for the three and nine months ended September 30, 2023, respectively.

The Company considers several factors in its review and evaluation of individual investments, using the process described in Part IV, Item 15, Note 2. Investments in the notes to the consolidated financial statements of our Form 10-K to determine whether a credit valuation loss exists. For the three and nine months ended September 30, 2024 and 2023, the Company recorded no credit valuation losses on fixed maturity securities.

September 30, 2024 | 10-Q 12

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For fixed maturity security investments that have unrealized losses as of September 30, 2024 and December 31, 2023, the gross unrealized losses and related fair values that have been in a continuous unrealized loss position by timeframe are as follows.

September 30, 2024	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
U.S. Treasury securities	$569	16	2	315	13	4	884	29	6
States and political subdivisions	12,007	126	21	160,393	23,814	180	172,400	23,940	201
Corporate:
Financial	11,511	27	8	165,303	24,150	194	176,814	24,177	202
Consumer	8,889	122	14	173,308	32,604	216	182,197	32,726	230
Utilities	2,805	132	8	86,941	17,115	146	89,746	17,247	154
Energy	3,199	4	4	55,625	6,531	65	58,824	6,535	69
Communications	2,749	34	4	50,790	7,466	60	53,539	7,500	64
All Other	10,989	97	18	71,434	10,578	84	82,423	10,675	102
Commercial mortgage-backed	—	—	—	96	2	1	96	2	1
Residential mortgage-backed	46	—	3	98,714	7,633	84	98,760	7,633	87
Asset-backed	3,973	71	4	16,507	582	18	20,480	653	22
Total fixed maturity securities	$56,737	629	86	879,426	130,488	1,052	936,163	131,117	1,138

December 31, 2023	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
Available-for-sale securities:
U.S. Treasury securities	$1,203	40	5	65	8	2	1,268	48	7
U.S. Government-sponsored enterprises	221	1	1	—	—	—	221	1	1
States and political subdivisions	19,540	357	35	164,264	28,775	192	183,804	29,132	227
Corporate:
Financial	12,584	383	19	176,521	30,872	217	189,105	31,255	236
Consumer	10,175	265	16	176,725	36,829	223	186,900	37,094	239
Utilities	3,596	66	20	85,169	20,187	137	88,765	20,253	157
Energy	3,291	57	1	59,392	7,992	76	62,683	8,049	77
Communications	5,784	153	5	56,108	8,739	69	61,892	8,892	74
All Other	2,080	32	5	85,757	12,407	100	87,837	12,439	105
Residential mortgage-backed	849	38	5	95,806	10,022	86	96,655	10,060	91
Asset-backed	4,757	111	8	32,764	1,405	40	37,521	1,516	48
Total fixed maturity securities	$64,080	1,503	120	932,571	157,236	1,142	996,651	158,739	1,262

September 30, 2024 | 10-Q 13

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In each category of our fixed maturity securities described above, we do not intend to sell our investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. As of September 30, 2024 and December 31, 2023, 99.2% and 99.4% of the fair value of our fixed maturity securities portfolio, respectively, were rated investment grade. While the losses are currently unrealized, we continue to monitor all fixed maturity securities on an on-going basis as future information may become available which could result in an allowance being recorded.

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

The amortized cost and fair value of fixed maturity securities at September 30, 2024 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

September 30, 2024	Amortized Cost	Fair Value
(In thousands)
Fixed maturity securities:
Due in one year or less	$13,425	13,375
Due after one year through five years	136,629	137,256
Due after five years through ten years	276,325	277,228
Due after ten years	965,201	845,638
Total fixed maturity securities	$1,391,580	1,273,497

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Fixed maturity securities, available-for-sale:
Proceeds	$—	9,446	4,659	13,690
Gross realized gains	$—	38	91	43
Gross realized losses	$—	436	196	453

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

September 30, 2024 | 10-Q 14

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

The following tables set forth our assets measured at fair value on a recurring basis as of the dates indicated.

September 30, 2024	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial assets:
Fixed maturity securities, available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$6,086	3,667	—	9,753
States and political subdivisions	—	278,213	—	278,213
Corporate	47	832,577	—	832,624
Commercial mortgage-backed	—	267	—	267
Residential mortgage-backed	—	99,197	—	99,197
Asset-backed	—	53,443	—	53,443
Total fixed maturity securities, available-for-sale	6,133	1,267,364	—	1,273,497

Equity securities:
Bond mutual funds	766	—	—	766
Common stocks	774	—	—	774
Non-redeemable preferred stock	8	—	—	8
Non-redeemable preferred stock fund	4,168	—	—	4,168
Total equity securities	5,716	—	—	5,716
Other long-term investments (1)	—	—	—	93,167
Total financial assets	$11,849	1,267,364	—	1,372,380
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

September 30, 2024 | 10-Q 15

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2023	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial assets:
Fixed maturity securities, available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$6,062	3,653	—	9,715
States and political subdivisions	—	287,231	—	287,231
Corporate	43	787,564	—	787,607
Commercial mortgage-backed	—	171	—	171
Residential mortgage-backed	—	97,123	—	97,123
Asset-backed	—	57,134	—	57,134
Total fixed maturity securities, available-for-sale	6,105	1,232,876	—	1,238,981

Equity securities:
Bond mutual funds	740	—	—	740
Common stocks	665	—	—	665
Non-redeemable preferred stock	7	—	—	7
Non-redeemable preferred stock fund	3,870	—	—	3,870
Total equity securities	5,282	—	—	5,282
Other long-term investments (1)	—	—	—	82,460
Total financial assets	$11,387	1,232,876	—	1,326,723
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

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At September 30, 2024, fixed maturity securities, valued using a third-party pricing source, totaled $1.3 billion for Level 2 assets and comprised 92.3% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at September 30, 2024.  As of September 30, 2024, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Limited partnerships. The Company considers the net asset value ("NAV") to represent the value of the investment fund and is measured by the total value of assets minus the total value of liabilities. The following table includes information related to our investments in limited partnerships that calculate NAV per share. For these investments, which are measured at fair value on a recurring basis, we use the NAV per share to measure fair value. The Company recognized net investment related gains of $0.5 million and $1.8 million for the three and nine months ended September 30, 2024, respectively, and losses of $0.1 million and gains of $0.2 million on limited partnerships

September 30, 2024 | 10-Q 16

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
held for the three and nine months ended September 30, 2023, respectively. These investments are included in other long-term investments on the consolidated balance sheets.

		September 30, 2024			December 31, 2023
(In thousands, except for years)		Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)	Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)
	Description
Limited partnerships:
Middle market	Investments in privately-originated, performing senior secured debt primarily in North America-based companies	$34,832	1,669	3	$34,858	3,452	4
Global equity fund	Investments in common stocks of U.S., international developed and emerging markets with a focus on long-term capital growth	11,908	—	0	10,345	—	0
Late-stage growth	Investments in private late-stage, established companies seeking capital to accelerate growth prior to an IPO or sale	25,431	10,102	4 to 6	20,524	14,271	4 to 6
Infrastructure	Investments in environmental infrastructure and related technology, focusing on renewable power generation and distribution	20,996	6,345	9 to 11	16,733	9,576	10
Total limited partnerships		$93,167	18,116		$82,460	27,299

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated financial statements not otherwise disclosed for the periods indicated were as follows:

	September 30, 2024		December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Policy loans	$72,463	72,463	75,359	75,359
Residential mortgage loan	35	36	42	42
Cash and cash equivalents	32,382	32,382	26,997	26,997
Financial liabilities:
Annuity - investment contracts	68,077	63,468	67,690	63,283

Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at both September 30, 2024 and December 31, 2023 and no specified maturity dates. The aggregate fair value of policy loans approximates the

September 30, 2024 | 10-Q 17

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

Residential mortgage loan. This mortgage loan is secured by a residential property. The interest rate for this loan was 7.0% at both September 30, 2024 and December 31, 2023. At September 30, 2024, the remaining loan matures in four years.  Management estimated the fair value using an annual interest rate of 6.25% at both September 30, 2024 and December 31, 2023. Our mortgage loan is considered a Level 3 asset in the fair value hierarchy and is included in other long-term investments on the consolidated balance sheets.

Cash and cash equivalents. The fair value of cash and cash equivalents approximates carrying value and are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contracts, which are considered Level 3 liabilities, was estimated at September 30, 2024 and December 31, 2023 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 3.40% to 4.40% and 3.80% to 4.50%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Other long-term investments. Financial instruments included in other long-term investments are classified in various levels of the fair value hierarchy. The following table summarizes the carrying amounts of these investments.

Carrying Value (In thousands)	September 30, 2024	December 31, 2023
Other long-term investments:
Limited partnerships	$93,167	82,460
FHLB common stock	210	202
Mortgage loans	35	42
All other investments	21	21
Total other long-term investments	$93,433	82,725

We are a member of the Federal Home Loan Bank ("FHLB") of Dallas and such membership requires members to own stock in the FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value.

(5) DEFERRED POLICY ACQUISITION COSTS AND COST OF INSURANCE ACQUIRED

DAC

The following tables roll forward the DAC and COIA balances for the nine months ended September 30, 2024 and 2023 by reporting cohort. Our reporting cohorts are Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy, and Permanent Limited Pay, which summarizes insurance policies

September 30, 2024 | 10-Q 18

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

Nine Months Ended September 30, 2024 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$105,552	14,075	1,213	120,840
Capitalizations	21,792	2,220	250	24,262
Amortization expense	(9,763)	(740)	(278)	(10,781)
Balance, end of period	117,581	15,555	1,185	134,321

Home Service Insurance:
Balance, beginning of year	43,280	10,564	1,084	54,928
Capitalizations	3,973	892	177	5,042
Amortization expense	(1,698)	(323)	(2)	(2,023)
Balance, end of period	45,555	11,133	1,259	57,947

Consolidated:
Balance, beginning of year	148,832	24,639	2,297	175,768
Capitalizations	25,765	3,112	427	29,304
Amortization expense	(11,461)	(1,063)	(280)	(12,804)
Balance, end of period	$163,136	26,688	2,444	192,268

Nine Months Ended September 30, 2023 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$100,926	11,542	1,016	113,484
Capitalizations	11,220	2,385	353	13,958
Amortization expense	(8,859)	(586)	(197)	(9,642)
Balance, end of period	103,287	13,341	1,172	117,800

Home Service Insurance:
Balance, beginning of year	38,793	9,729	921	49,443
Capitalizations	5,026	865	185	6,076
Amortization expense	(1,542)	(295)	(65)	(1,902)
Balance, end of period	42,277	10,299	1,041	53,617

Consolidated:
Balance, beginning of year	139,719	21,271	1,937	162,927
Capitalizations	16,246	3,250	538	20,034
Amortization expense	(10,401)	(881)	(262)	(11,544)
Balance, end of period	$145,564	23,640	2,213	171,417

DAC capitalization increased for the nine months ended September 30, 2024, compared to the same prior year period mainly from increased commissions from higher first year sales in our Life Insurance segment.

September 30, 2024 | 10-Q 19

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

COIA

Nine Months Ended September 30, 2024 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$249	695	406	1,350
Amortization expense	(12)	(36)	(33)	(81)
Balance, end of period	237	659	373	1,269

Home Service Insurance:
Balance, beginning of year	7,194	168	1,331	8,693
Amortization expense	(279)	(5)	(112)	(396)
Balance, end of period	6,915	163	1,219	8,297

Consolidated:
Balance, beginning of year	7,443	863	1,737	10,043
Amortization expense	(291)	(41)	(145)	(477)
Balance, end of period	$7,152	822	1,592	9,566

Nine Months Ended September 30, 2023 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$267	750	444	1,461
Amortization expense	(14)	(43)	(29)	(86)
Balance, end of period	253	707	415	1,375

Home Service Insurance:
Balance, beginning of year	7,583	176	1,427	9,186
Amortization expense	(293)	(6)	(80)	(379)
Balance, end of period	7,290	170	1,347	8,807

Consolidated:
Balance, beginning of year	7,850	926	1,871	10,647
Amortization expense	(307)	(49)	(109)	(465)
Balance, end of period	$7,543	877	1,762	10,182

(6) POLICYHOLDERS’ LIABILITIES

LIABILITY FOR FUTURE POLICY BENEFITS

The following tables summarize balances of and changes in the liability for future policy benefits for our reporting cohorts: Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy,

September 30, 2024 | 10-Q 20

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

September 30, 2024 (In thousands)	Life Insurance			Home Service Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums:
Balance, beginning of year	$244,917	13,260	258,177	98,831	14,926	113,757
Beginning balance at original discount rate	252,426	13,533	265,959	102,045	15,512	117,557
Effect of changes in cash flow assumptions	17,731	274	18,005	(462)	21	(441)
Effect of actual variances from expected experience	(12,203)	973	(11,230)	(5,784)	(3,526)	(9,310)
Adjusted beginning of year balance	257,954	14,780	272,734	95,799	12,007	107,806
Issuances	74,426	2,249	76,675	11,412	1,853	13,265
Interest accrual	8,342	380	8,722	3,193	394	3,587
Net premiums collected	(36,066)	(2,420)	(38,486)	(9,116)	892	(8,224)
Derecognition and other	(5,530)	92	(5,438)	317	57	374
Ending balance at original discount rate	299,126	15,081	314,207	101,605	15,203	116,808
Effect of changes in discount rates	(1,303)	(43)	(1,346)	(2,042)	(325)	(2,367)
Balance, end of period	$297,823	15,038	312,861	99,563	14,878	114,441

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$973,350	195,122	1,168,472	211,946	122,784	334,730
Beginning balance at original discount rate	995,962	202,755	1,198,717	217,524	123,941	341,465
Effect of changes in cash flow assumptions	18,320	734	19,054	(502)	(1,078)	(1,580)
Effect of actual variances from expected experience	(9,656)	2,916	(6,740)	(5,880)	(1,692)	(7,572)
Adjusted beginning of year balance	1,004,626	206,405	1,211,031	211,142	121,171	332,313
Issuances	75,132	2,352	77,484	11,407	1,858	13,265
Interest accrual	33,624	6,185	39,809	7,233	4,305	11,538
Benefit payments	(67,441)	(13,281)	(80,722)	(11,399)	(4,286)	(15,685)
Derecognition and other	(6,642)	16	(6,626)	301	51	352
Ending balance at original discount rate	1,039,299	201,677	1,240,976	218,684	123,099	341,783
Effect of changes in discount rates	(8,395)	(6,067)	(14,462)	(5,797)	(2,493)	(8,290)
Balance, end of period	$1,030,904	195,610	1,226,514	212,887	120,606	333,493

Net liability for future policy benefits	$733,081	180,572	913,653	113,324	105,728	219,052
Less: Reinsurance recoverable	1,308	—	1,308	—	—	—
Net liability for future policy benefits, after reinsurance recoverable	$731,773	180,572	912,345	113,324	105,728	219,052

The Company performed its annual review of policy benefit reserves assumptions in the third quarter of 2024 and recorded the effects of changes in its cash flow assumptions, which resulted in a net increase in future policy benefit

September 30, 2024 | 10-Q 21

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
reserves, primarily driven by mortality and lapse assumptions that better reflect emerging experience for the new CICA Domestic block of business.

For the nine months ended September 30, 2024, the Life Insurance segment increased reserves compared to the same period in 2023 due to the unfavorable impact of actual versus expected experience related to mortality and lapses. There was little impact to the Home Service Insurance segment resulting from actual to expected experience for the nine months ended September 30, 2024 and 2023.

September 30, 2023 (In thousands)	Life Insurance			Home Service Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums:
Balance, beginning of year	$235,228	10,209	245,437	93,508	13,255	106,763
Beginning balance at original discount rate	247,601	10,682	258,283	100,225	14,394	114,619
Effect of changes in cash flow assumptions	(210)	38	(172)	(343)	85	(258)
Effect of actual variances from expected experience	4,156	1,059	5,215	(5,631)	(4,477)	(10,108)
Adjusted beginning of year balance	251,547	11,779	263,326	94,251	10,002	104,253
Issuances	20,918	2,608	23,526	13,854	3,107	16,961
Interest accrual	6,897	248	7,145	3,019	348	3,367
Net premiums collected	(31,480)	(2,004)	(33,484)	(8,909)	2,019	(6,890)
Derecognition and other	567	240	807	475	113	588
Ending balance at original discount rate	248,449	12,871	261,320	102,690	15,589	118,279
Effect of changes in discount rates	(16,380)	(501)	(16,881)	(9,438)	(1,397)	(10,835)
Balance, end of period	$232,069	12,370	244,439	93,252	14,192	107,444

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$947,415	195,612	1,143,027	200,351	116,356	316,707
Beginning balance at original discount rate	996,169	208,051	1,204,220	214,188	121,908	336,096
Effect of changes in cash flow assumptions	(389)	(702)	(1,091)	(257)	331	74
Effect of actual variances from expected experience	6,338	3,489	9,827	(5,472)	(1,337)	(6,809)
Adjusted beginning of year balance	1,002,118	210,838	1,212,956	208,459	120,902	329,361
Issuances	21,360	2,798	24,158	13,854	3,115	16,969
Interest accrual	32,470	6,288	38,758	6,987	4,242	11,229
Benefit payments	(63,211)	(16,732)	(79,943)	(12,246)	(4,707)	(16,953)
Derecognition and other	97	42	139	464	109	573
Ending balance at original discount rate	992,834	203,234	1,196,068	217,518	123,661	341,179
Effect of changes in discount rates	(78,072)	(18,778)	(96,850)	(23,934)	(12,670)	(36,604)
Balance, end of period	$914,762	184,456	1,099,218	193,584	110,991	304,575

Net liability for future policy benefits	$682,693	172,086	854,779	100,332	96,799	197,131

September 30, 2024 | 10-Q 22

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles the net liability for future policy benefits shown above to the liability for future policy benefits reported in the consolidated balance sheets.

	September 30, 2024			September 30, 2023
(In thousands)	Life Insurance	Home Service Insurance	Consolidated	Life Insurance	Home Service Insurance	Consolidated
Life Insurance:
Permanent	$731,773	113,324	845,097	682,693	100,332	783,025
Permanent limited pay	180,572	105,728	286,300	172,086	96,799	268,885
Deferred profit liability	29,572	29,158	58,730	27,616	26,138	53,754
Other	32,426	14,320	46,746	28,011	13,926	41,937
Total life insurance	974,343	262,530	1,236,873	910,406	237,195	1,147,601
Accident & Health:
Other	586	412	998	596	281	877
Total future policy benefit reserves	$974,929	262,942	1,237,871	911,002	237,476	1,148,478

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefit payments for long-term duration contracts.

	September 30, 2024		September 30, 2023
(In thousands)	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Undiscounted:
Permanent:
Expected future gross premiums	$731,580	448,837	604,059	459,405
Expected future benefit payments	1,586,017	487,851	1,483,068	484,239
Permanent Limited Pay:
Expected future gross premiums	46,270	76,032	47,868	77,544
Expected future benefit payments	322,188	320,318	325,964	320,563

Discounted:
Permanent:
Expected future gross premiums	$564,242	272,938	453,277	261,271
Expected future benefit payments	1,030,904	212,887	914,762	193,584
Permanent Limited Pay:
Expected future gross premiums	41,999	51,752	42,133	51,091
Expected future benefit payments	195,610	120,606	184,456	110,991

September 30, 2024 | 10-Q 23

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the amount of revenue and interest related to long-term duration contracts recognized in the consolidated statement of operations and comprehensive income (loss):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(In thousands)	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
Life Insurance Segment:
Life Insurance:
Permanent	$27,930	8,391	23,654	8,471	76,047	25,282	68,619	25,573
Permanent Limited Pay	3,395	2,269	3,555	2,308	11,067	6,739	11,333	6,811
Other	2,508	—	4,279	—	7,550	—	7,094	—
Less:
Reinsurance	1,828	—	392	—	3,559	—	1,452	—
Total, net of reinsurance	32,005	10,660	31,096	10,779	91,105	32,021	85,594	32,384
Accident & Health:
Other	197	—	53	—	565	—	537	—
Less:
Reinsurance	1	—	1	—	3	—	3	—
Total, net of reinsurance	196	—	52	—	562	—	534	—
Total	$32,201	10,660	31,148	10,779	91,667	32,021	86,128	32,384

Home Service Insurance Segment:
Life Insurance:
Permanent	$8,257	1,349	8,372	1,322	24,723	4,040	25,012	3,968
Permanent Limited Pay	1,837	1,636	2,154	1,599	5,905	4,894	6,425	4,777
Other	367	—	178	—	1,114	—	1,012	—
Less:
Reinsurance	5	—	6	—	24	—	23	—
Total, net of reinsurance	10,456	2,985	10,698	2,921	31,718	8,934	32,426	8,745
Accident & Health:
Other	256	—	244	—	762	—	667	—
Total	$10,712	2,985	10,942	2,921	32,480	8,934	33,093	8,745

The following table provides the weighted-average durations of the liability for future policy benefits.

	September 30, 2024		September 30, 2023
(In years)	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Permanent:
Duration at original discount rate	8.6	16.0	7.8	15.7
Duration at current discount rate	8.6	15.6	8.2	15.6
Permanent Limited Pay:
Duration at original discount rate	8.1	14.7	7.9	14.3
Duration at current discount rate	7.8	14.7	7.6	14.4

September 30, 2024 | 10-Q 24

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the weighted-average interest rates for the liability for future policy benefits.

	September 30, 2024		September 30, 2023
	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Permanent:
Interest rate at original discount rate	4.87%	4.96%	4.92%	4.98%
Interest rate at current discount rate	4.61%	5.03%	5.62%	5.71%
Permanent Limited Pay:
Interest rate at original discount rate	4.28%	5.03%	4.29%	5.05%
Interest rate at current discount rate	4.63%	5.02%	5.60%	5.71%

LIABILITY FOR POLICYHOLDERS’ ACCOUNT BALANCES

The following table presents the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of the difference, in basis points, between rates being credited and the respective guaranteed minimums.

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
September 30, 2024 (In thousands)
Range of Guaranteed Minimum Crediting Rates:
0.00% - 1.49%	$816	—	726	34,772	36,314
1.50% - 2.99%	8,840	176	37	27,092	36,145
3.00% - 4.49%	101,646	346	16,039	—	118,031
Greater or equal to 4.50%	31,519	—	—	—	31,519
Total	$142,821	522	16,802	61,864	222,009

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
September 30, 2023 (In thousands)
Range of Guaranteed Minimum Crediting Rates:
0.00% - 1.49%	$746	—	1,138	37,233	39,117
1.50% - 2.99%	30,256	675	63	—	30,994
3.00% - 4.49%	104,304	10	—	—	104,314
Greater or equal to 4.50%	31,374	—	—	—	31,374
Total	$166,680	685	1,201	37,233	205,799

September 30, 2024 | 10-Q 25

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize balances of and changes in policyholders' account balances.

September 30, 2024 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$44,569	87,134	44,960	31,039
Issuances	17,642	2,132	598	4,211
Premiums received	126	3,015	4,173	500
Interest credited	1,496	2,043	1,377	1,348
Less:
Surrenders and withdrawals	—	6,997	4,056	6,498
Benefit payments	6,803	—	—	—
Balance, end of period	$57,030	87,327	47,052	30,600
Weighted-average crediting rates	4.00%	3.67%	3.53%	2.99%
Cash surrender value	$57,030	87,327	47,052	30,600

September 30, 2023 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$32,995	86,807	41,663	34,603
Issuances	16,086	2,160	474	3,200
Premiums received	85	3,273	4,210	659
Interest credited	1,103	1,988	993	948
Other	1	—	—	—
Less:
Surrenders and withdrawals	—	7,647	3,238	6,098
Benefit payments	8,466	—	—	—
Balance, end of period	$41,804	86,581	44,102	33,312
Weighted-average crediting rates	4.01%	3.57%	3.05%	2.96%
Cash surrender value	$41,804	86,581	44,102	33,312

September 30, 2024 | 10-Q 26

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles policyholders' account balances shown above to the policyholders' account balance liability in the consolidated balance sheets.

As of September 30, (In thousands)	2024	2023
Annuities:
Supplemental contracts without life contingencies	$57,030	41,804
Fixed annuity	87,327	86,581
Unearned revenue reserve	1,481	1,524
Total annuities	$145,838	129,909

Premiums paid in advance:
Premiums paid in advance	$30,600	33,312
Other	1,820	2,141
Total premiums paid in advance	$32,420	35,453

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

Assumed and ceded life reinsurance activity is summarized as follows:

(In thousands)	September 30, 2024	December 31, 2023
Aggregate assumed life insurance in force	$3,605	3,772
Aggregate ceded life insurance in force	$712,565	619,597
Net life insurance in force	$4,480,563	4,306,429

September 30, 2024 | 10-Q 27

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's reinsurance recoverable on ceded reinsurance was $7.3 million and $4.0 million as of September 30, 2024 and December 31, 2023, respectively.  Premiums, claims and surrenders assumed and ceded and expenses ceded for all lines of business for the three and nine months ended September 30, 2024 and 2023 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Premiums from short duration contracts:
Direct	$449	283	1,376	3,920
Ceded	(14)	(16)	(16)	(1,798)
Net premiums earned	435	267	1,360	2,122
Premiums from long duration contracts:
Direct	44,295	42,156	126,351	119,353
Assumed	15	16	48	52
Ceded	(1,848)	(413)	(3,630)	(1,526)
Net premiums earned	42,462	41,759	122,769	117,879
Total premiums earned	$42,897	42,026	124,129	120,001
Claims and surrenders assumed	$22	23	97	90
Claims and surrenders ceded	$(1,395)	(133)	(2,876)	(657)
Commissions assumed and ceded	$(2,016)	9	(2,957)	26
Other general expenses ceded	$(341)	—	(497)	—

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

In March 2024, the jury found that (i) Defendant Carlos Nalsen Landa (“Landa”), a former independent consultant, misappropriated the Citizens’ Companies' policyholder information, (ii) Citizens’ former chief underwriter, Michael P. Buchweitz (“Buchweitz”) and Randall Riley (“Riley”), a former Citizens executive and son of Citizens’ founder Harold E. Riley, failed to comply with their Citizens’ confidentiality agreements, and (iii) both Buchweitz and Riley intentionally interfered with former Chief Actuary Jonathan Pollio’s ("Pollio") Citizens’ confidentiality agreement. For Buchweitz, the jury also found that he did not have a good faith belief that he was acting in the bona fide exercise of his own rights when he interfered with Pollio’s Citizens’ confidentiality agreement. Despite these findings, the jury did not believe that the above-mentioned actions damaged the Citizens Companies economically and thus did not assess any monetary damages against any of the above parties. Additionally, the jury found that Citizens should

September 30, 2024 | 10-Q 28

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

We have not paid any amounts to Delgado, Landa, Riley, Buchweitz or any of their attorneys and intend to appeal the judgment against us. We purchased and filed an appeal bond in September 2024 to supercede enforcement of the judgment during the appeal process. If we aren't successful in our appeal, we may have to pay approximately $5 million as a result of the trade secret lawsuit. The accrued amounts are reflected as "other liabilities" on our balance sheet. Additionally, $1.3 million that is reported in cash and cash equivalents on our balance sheet is restricted while the appeal bond remains in place.

CONTRACTUAL OBLIGATIONS

As of September 30, 2024, CICA International is committed to fund investments up to $18.1 million related to limited partnerships previously described.

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

Obligations under the Credit Facility are secured by substantially all of the assets of the Company other than the equity interests in its subsidiaries, real estate owned by the Company, and other limited exceptions. The Credit Facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to restrictions on indebtedness, liens, investments, asset dispositions and restricted payments. As of September 30, 2024, the Company had not borrowed any funds against the Credit Facility and was not in violation of any covenants.

(9) STOCKHOLDERS' EQUITY AND RESTRICTIONS

STOCK

Our Restated and Amended Articles of Incorporation authorize the issuance of 127,000,000 shares, of which 100,000,000 shares shall be Class A common stock, 2,000,000 shares shall be Class B common stock, and 25,000,000 shall be preferred stock. Both authorized classes of common stock are equal in all respects, except (a)

September 30, 2024 | 10-Q 29

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

A summary of the change in the number of shares of Class A common stock and treasury stock issued is as follows:

Nine Months Ended September 30,	2024		2023
(In thousands)	Common Stock Class A	Treasury Stock	Common Stock Class A	Treasury Stock
Balance at beginning of year	53,883	5,330	53,758	4,937
Stock issued for compensation	340	—	122	—
Acquisition of Class A shares	—	—	—	325
Balance at end of period	54,223	5,330	53,880	5,262

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

Three Months Ended September 30,	2024	2023
(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$2,790	2,698
Net income allocated to Class A common stock	$2,790	2,698

Denominator:
Weighted average shares of Class A outstanding - basic	49,837	49,615
Weighted average shares of Class A outstanding - diluted	50,669	50,522

Basic earnings per share of Class A common stock	$0.06	0.06
Diluted earnings per share of Class A common stock	$0.05	0.05

Nine Months Ended September 30,	2024	2023
(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$11,291	13,696
Net income allocated to Class A common stock	$11,291	13,696

Denominator:
Weighted average shares of Class A outstanding - basic	49,687	49,739
Weighted average shares of Class A outstanding - diluted	50,519	50,647

Basic earnings per share of Class A common stock	$0.23	0.28
Diluted earnings per share of Class A common stock	0.22	0.27

September 30, 2024 | 10-Q 30

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
STATUTORY CAPITAL AND SURPLUS

Each of our domestic regulated insurance subsidiaries is required to meet stipulated regulatory capital requirements imposed by the U.S. National Association of Insurance Commissioners ("NAIC"). All domestic insurance subsidiaries exceeded the minimum capital requirements at September 30, 2024. On March 27, 2024, Citizens and the Colorado Division of Insurance entered into a capital maintenance agreement that specifies that Citizens will infuse capital as needed to ensure that CICA Domestic's RBC remains above 350%. As CICA Domestic's RBC exceeded 350% at September 30, 2024, no capital contribution was necessary.

CICA International is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards, but rather requires that an insurer submit a business plan for approval to the Office of the Commissioner of Insurance ("OIC") that includes proposed minimum capital and surplus. CICA International is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. CICA International began issuing new business as of January 1, 2023 and received the transfer of all of CICA Bermuda's in force insurance business as of August 31, 2023. At September 30, 2024, CICA International exceeded the required minimum capital and related ratio.

(10) SEGMENT AND OTHER OPERATING INFORMATION

The Company has two reportable segments:  Life Insurance and Home Service Insurance.  Our Life Insurance segment issues endowment contracts, which are principally accumulation contracts that incorporate an element of life insurance protection, and ordinary whole life insurance to non-U.S. residents through CICA International.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional coverage and annuity benefits to enhance accumulations. CICA Domestic issues ordinary whole life, final expense and life products with living benefits throughout the U.S.

Our Home Service Insurance segment operates through our subsidiaries SPLIC and MGLIC, and focuses on the life insurance needs of the middle- and lower-income markets in Louisiana, Mississippi and Arkansas.  SPLIC also issues critical illness policies. Our policies are sold and serviced through funeral homes and independent agents who sell policies, collect premiums and service policyholders.  SPFIC sold property insurance policies in Louisiana and Arkansas until operations were ceased effective June 30, 2023.

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

September 30, 2024 | 10-Q 31

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended September 30, 2024
(In thousands)

Revenues:
Premiums	$32,201	10,696	—	42,897
Net investment income	13,578	3,552	247	17,377
Investment related gains (losses), net	936	(111)	2	827
Other income	630	—	—	630
Total revenues	47,345	14,137	249	61,731
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	30,083	6,395	—	36,478
Increase (decrease) in future policy benefit reserves	(1,497)	1,968	—	471
Policyholder liability remeasurement (gain) loss	1,681	(524)	—	1,157
Policyholders' dividends	1,314	6	—	1,320
Total insurance benefits paid or provided	31,581	7,845	—	39,426
Commissions	9,549	3,408	—	12,957
Other general expenses	6,791	3,756	1,548	12,095
Capitalization of deferred policy acquisition costs	(8,855)	(1,575)	—	(10,430)
Amortization of deferred policy acquisition costs	3,837	656	—	4,493
Amortization of cost of insurance acquired	26	127	—	153
Total benefits and expenses	42,929	14,217	1,548	58,694
Income (loss) before federal income tax	$4,416	(80)	(1,299)	3,037

September 30, 2024 | 10-Q 32

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Nine Months Ended September 30, 2024
(In thousands)

Revenues:
Premiums	$91,667	32,462	—	124,129
Net investment income	41,076	10,618	710	52,404
Investment related gains (losses), net	1,743	(179)	(27)	1,537
Other income	3,354	20	83	3,457
Total revenues	137,840	42,921	766	181,527
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	86,616	17,505	—	104,121
Increase (decrease) in future policy benefit reserves	(4,959)	4,829	—	(130)
Policyholder liability remeasurement (gain) loss	3,360	(524)	—	2,836
Policyholders' dividends	3,731	17	—	3,748
Total insurance benefits paid or provided	88,748	21,827	—	110,575
Commissions	25,052	10,587	—	35,639
Other general expenses	19,752	11,176	9,144	40,072
Capitalization of deferred policy acquisition costs	(24,262)	(5,042)	—	(29,304)
Amortization of deferred policy acquisition costs	10,781	2,023	—	12,804
Amortization of cost of insurance acquired	81	396	—	477
Total benefits and expenses	120,152	40,967	9,144	170,263
Income (loss) before federal income tax	$17,688	1,954	(8,378)	11,264

September 30, 2024 | 10-Q 33

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended September 30, 2023
(In thousands)

Revenues:
Premiums	$31,148	10,878	—	42,026
Net investment income	13,661	3,459	252	17,372
Investment related gains (losses), net	(424)	(370)	(98)	(892)
Other income	884	—	—	884
Total revenues	45,269	13,967	154	59,390
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	32,419	5,304	—	37,723
Increase (decrease) in future policy benefit reserves	(5,587)	1,707	—	(3,880)
Policyholder liability remeasurement (gain) loss	840	184	—	1,024
Policyholders' dividends	1,405	9	—	1,414
Total insurance benefits paid or provided	29,077	7,204	—	36,281
Commissions	5,406	4,038	—	9,444
Other general expenses	6,036	4,293	1,620	11,949
Capitalization of deferred policy acquisition costs	(5,141)	(1,991)	—	(7,132)
Amortization of deferred policy acquisition costs	3,313	743	—	4,056
Amortization of cost of insurance acquired	28	123	—	151
Total benefits and expenses	38,719	14,410	1,620	54,749
Income (loss) before federal income tax	$6,550	(443)	(1,466)	4,641

September 30, 2024 | 10-Q 34

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Nine Months Ended September 30, 2023
(In thousands)

Revenues:
Premiums	$86,128	33,873	—	120,001
Net investment income	40,470	10,379	838	51,687
Investment related gains (losses), net	(123)	(283)	(71)	(477)
Other income	2,619	1	—	2,620
Total revenues	129,094	43,970	767	173,831
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	83,826	16,972	—	100,798
Increase (decrease) in future policy benefit reserves	(9,270)	3,468	—	(5,802)
Policyholder liability remeasurement (gain) loss	2,541	319	—	2,860
Policyholders' dividends	3,761	22	—	3,783
Total insurance benefits paid or provided	80,858	20,781	—	101,639
Commissions	14,930	12,410	—	27,340
Other general expenses	17,141	13,060	5,276	35,477
Capitalization of deferred policy acquisition costs	(13,958)	(6,076)	—	(20,034)
Amortization of deferred policy acquisition costs	9,642	1,902	—	11,544
Amortization of cost of insurance acquired	86	379	—	465
Total benefits and expenses	108,699	42,456	5,276	156,431
Income (loss) before federal income tax	$20,395	1,514	(4,509)	17,400

(11) INCOME TAXES

The effective tax rate is the ratio of tax expense or tax benefit over pre-tax income. The effective tax rate was 8.1% and (0.2)% for the three and nine months ended September 30, 2024, compared to 41.9% and 21.3% for the same periods in 2023, respectively. CICA Bermuda and CICA International are considered controlled foreign corporations for federal income tax purposes. As a result, the insurance activity of CICA Bermuda and CICA International are subject to Subpart F of the Internal Revenue Code and are included in Citizens’ taxable income. Due to the 0% enacted tax rate in Bermuda for all periods prior to the transfer of CICA Bermuda's insurance in force business to CICA International, there are no deferred taxes recorded for CICA Bermuda's temporary differences. The Government of Puerto Rico approved a tax exemption decree for CICA International which freezes the income tax rate at 0% on taxable earnings up to $1.2 million and 4% on taxable earnings in excess of $1.2 million for a minimum of 15 years. The effective tax rate varies from the prevailing corporate federal income tax rate of 21.0% mainly due to the impact of Subpart F and uncertain tax positions.

As a result of the August 31, 2023 transfer of CICA Bermuda's in force business to CICA International, the Company's consolidated deferred federal income tax liability was reduced by $4.3 million due to the difference in the tax rates in the jurisdictions in which the companies operate. Since the transfer was between companies under common control, the $4.3 million reduction in the deferred federal income tax liability was recorded as a credit to equity, $1.3 million of which increased retained earnings and $3.0 million of which reduced accumulated other comprehensive income (loss), based on the nature of the tax components.

September 30, 2024 | 10-Q 35

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At September 30, 2024 and 2023, we determined it was more likely than not that a portion of our capital deferred tax assets would not be realized in their entirety. The Company recorded valuation allowances of $3.8 million and $6.2 million, respectively, through Other Comprehensive Income (Loss).

(12) OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% for domestic entities and 4% for Puerto Rican entities for the three and nine months ended September 30, 2024 and 2023, as indicated below.

Three Months Ended September 30,	2024			2023
(In thousands)	Amount	Tax Effect	Total	Amount	Tax Effect	Total
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$59,101	(4,360)	54,741	(59,817)	8,717	(51,100)
Reclassification adjustment for losses (gains) included in net income (loss)	(100)	21	(79)	419	(88)	331
Unrealized holding gains (losses), net	59,001	(4,339)	54,662	(59,398)	8,629	(50,769)
Change in current discount rate for liability for future policy benefits	(45,404)	3,983	(41,421)	60,054	(7,589)	52,465
Other comprehensive income (loss)	$13,597	(356)	13,241	656	1,040	1,696

Nine Months Ended September 30,	2024			2023
(In thousands)	Amount	Tax Effect	Total	Amount	Tax Effect	Total
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$31,427	(2,169)	29,258	(36,811)	7,548	(29,263)
Reclassification adjustment for losses (gains) included in net income	547	(115)	432	481	(101)	380
Unrealized holding gains (losses), net	31,974	(2,284)	29,690	(36,330)	7,447	(28,883)
Change in current discount rate for liability for future policy benefits	(5,887)	(331)	(6,218)	45,825	(6,565)	39,260
Other comprehensive income (loss)	$26,087	(2,615)	23,472	9,495	882	10,377

(13) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as management service agreements related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. There were no changes related to these relationships during the nine months ended September 30, 2024 except as described in Note 1. Financial Statements under Basis of Presentation and Consolidation.  See our Form 10-K for a comprehensive discussion of related party transactions.

(14) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued and determined that no other significant subsequent events need to be recognized or disclosed at this time.

September 30, 2024 | 10-Q 36

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

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q,as well as in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Objective of our Management's Discussion and Analysis

We refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “MD&A”. The objective of our MD&A is to provide investors with information in order to assess the material changes in our financial condition from December 31, 2023 to September 30, 2024 and the material changes in our results of operations for the three and nine months ended September 30, 2024 as compared to the same periods in 2023. We also discuss in the MD&A any trends that we believe may materially affect our future operations or financial condition.

OVERVIEW

For 55 years, we have been fulfilling the needs of our policyholders and their families by providing insurance products that offer both living and death benefits. Citizens conducts insurance related operations through its insurance subsidiaries, which provide benefits to policyholders globally. We specialize in offering primarily ordinary whole life insurance, endowment products and final expense insurance in niche markets where we believe we can optimize our competitive position.

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

September 30, 2024 | 10-Q 37

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The Factors that Drive our Operating Results

We see the following as the primary factors that drive our operating results.

•Sales (i.e., premium revenues)
•Investments
•Claims and surrenders
•Operating expenses
•Actuarial assumptions

Premium revenues and investment income are our two primary sources of revenue and thus key to our profitability.

Premium Revenues. Premium revenues consist of all money deposited by customers into new and existing insurance policies. We view these premiums in two categories - first year premiums are premiums received within the first 12 months of a policy's issuance and thereafter any premiums received are renewal premiums.

We believe premium statistics are meaningful to gaining an understanding of, among other things, the attractiveness of our new products, how expansion of our distribution channels affects our revenue, customer retention and the performance of our business from period-to-period. Throughout the MD&A, we describe the actions and initiatives we are taking to increase sales and improve retention, sales performance in each period and as compared to the prior periods, and how we view trends with respect to sales and retention.

Over the last couple of years, we began our "white label" program to expand our distribution by expanding CICA Domestic's state licenses, developing new final expense and living benefit products, and filing these new products in multiple states. As a result, in the past year, we have significantly expanded our domestic distribution in the Life Insurance segment and first year premiums have almost doubled in this segment quarter-over-quarter and year-to-date as compared to 2023. We incur significant upfront costs in acquiring new business such as this, including the payment of sales commissions and underwriting costs, and thus in order to provide more capacity for growth, in the second quarter of 2024, we entered into a coinsurance agreement with RGA Reinsurance Company ("RGA"). Under this agreement, CICA Domestic initially elected for RGA to reinsure 50% of its newly written final expense business, which means that we cede 50% of premiums received and benefits paid in our domestic final expense business to RGA. We refer to "direct" premiums as all premiums received and "net" or "total" premiums as all premiums received less premiums ceded to RGA and our other reinsurers.

Because we ceased operations in our property insurance business effective June 30, 2023, the premiums charts below only reflect life insurance and accident and health insurance ("A&H") direct premium results.

First Year Premiums. In addition to increased first year premiums due to our domestic growth discussed above, first year premiums in our international business have increased in the nine months ended September 30, 2024, as compared to the same period in 2023 as we continue to work with our distribution partners to expand sales.

Renewal Premiums. Our renewal life and A&H premium revenues in the three and nine months ended September 30, 2024 slightly decreased primarily due to the impact of a higher level of surrenders and matured

September 30, 2024 | 10-Q 38

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

endowments in our international business during the last few years, which has led to a lower number of policies paying renewal premiums.

Investment Income. Our net investment income increased for both the three and nine months ended September 30, 2024 compared to the same prior year periods, due primarily to investment income from our limited partnership investments and a growing diversified invested asset base.

Claims and Surrenders. Payment of policyholder benefits for claims and surrenders is our largest expense and thus also key to our profitability. The three largest components of this expense are reflected in the graphs below. In the three and nine months ended September 30, 2024 compared to the prior year periods,

•death claim benefits increased due to the significant growth in our domestic life in force business as well as a higher volume of reported claims in our Home Services Insurance segment,
•surrenders decreased as we continue to focus on retention efforts, and
•matured endowments increased as expected due to many of our endowment policies reaching their contractual maturity dates.

While surrenders and matured endowments do not significantly affect current profitability since reserves are released in a corresponding amount of the surrendered policy or matured endowment benefit payment, they

September 30, 2024 | 10-Q 39

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

negatively affect future renewal premium revenue and thus have a greater impact to future profitability versus current profitability.
Operating Expenses. Operating expenses are our second largest expense and thus also drive our operating results. Our general operating expenses for the three and nine months ended September 30, 2024 increased compared to the prior year periods. The primary reason for the increase in the nine months ended September 30, 2024 was the accrual of $3.5 million in legal fees awarded to certain defendants in the trade secret lawsuit. We have not paid any of these fees and intend to appeal the judgment against us. See Part I, Item 1, Note 8. Commitments and Contingencies, as well as Part II, Item 1, Legal Proceedings - Trade Secret Lawsuit for additional details. To a lesser extent, the increase was also due to our continued investment in the growth of our business and costs incurred as we transitioned to a new CEO.
Actuarial Assumptions. The actuarial assumptions that underlie our reserves are based upon our best estimates of mortality, lapses and discount rates. Our results will be affected to the extent there is a variance between our actuarial assumptions and actual experience.

As discussed above, our domestic growth in the Life Insurance segment has been significantly expanded. Our current profitability is affected by the amount of reserves we have to hold for this new business, and how closely actual experience matches our actuarial assumptions. The actuarial assumptions that underlie our reserves are

September 30, 2024 | 10-Q 40

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

based upon our best estimates of mortality and lapses and are inherently more difficult to predict for a new product line. Actuarial assumptions are continually monitored and are expected to become less volatile as this business matures and we develop more experience.

FINANCIAL HIGHLIGHTS
Our net income before federal income taxes decreased to $3.0 million in the three months ended September 30, 2024 from $4.6 million in the three months ended September 30, 2023. While our revenues increased by $2.3 million due primarily to higher first year premiums and investment related gains, our net income decreased due primarily to (i) lower renewal premiums resulting from high surrenders and matured endowments in the past few years, and (ii) an increase in total benefits and expenses paid including (a) an increase in future policyholder benefit reserves primarily related to increases in our domestic life in force business and issuance of supplemental contracts; (b) policyholder remeasurement loss related to updating our actuarial assumptions in our CICA Domestic business; and (c) an increase in death claims.

Our net income before federal income taxes decreased from $17.4 million in the nine months ended September 30, 2023 to $11.3 million in the nine months ended September 30, 2024. In addition to the reasons described above, during the nine month period we accrued $3.5 million in legal fees awarded to the certain defendants in the trade secret lawsuit.

Our basic net income per share of Class A common stock was $0.06 and $0.23 for the three and nine months ended September 30, 2024, respectively, compared to $0.06 and $0.28 in the same prior year periods.

Financial Condition at September 30, 2024

•Total assets of $1.7 billion
•Total investments of $1.4 billion; fixed maturity securities comprised 88% of total investments
•$5.2 billion of direct insurance in force
•No debt
•Diluted net income per share of Class A common stock of $0.22
•Book value per share of Class A common stock of $4.16

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

September 30, 2024 | 10-Q 41

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

OUR OPERATING SEGMENTS

We manage our business in two operating segments: Life Insurance and Home Service Insurance.

Our insurance operations are the primary focus of the Company, as these operations generate most of our income.  See the discussion under Segment Operations below for a detailed analysis.  The amount of direct insurance, number of policies, and average face amounts for ordinary life policies issued during the periods indicated are shown below.

Nine Months Ended September 30,		2024		2023
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Ordinary Life Policies:
Life Insurance:
International	$336,467,011	3,172	$106,074	$271,387,985	2,865	$94,725
Domestic	364,803,806	32,303	11,293	6,479,830	616	10,519
Total Life Insurance	701,270,817	35,475	19,768	277,867,815	3,481	79,824
Home Service Insurance	175,988,517	13,800	12,753	226,307,076	17,501	12,931
Total	$877,259,334	49,275		$504,174,891	20,982

As we previously disclosed, our strategic initiatives include the introduction of new products tailored to our specific markets and expansion of our distribution channels both domestically and internationally. These new products and distribution channels helped drive the 74% increase in total insurance issued in the nine months ended September 30, 2024 as compared to the prior year period.

The growth in our Life Insurance segment is primarily attributable to strong sales of our new domestic final expense products, which accounted for over half of the insurance issued through September 30, 2024. The Life Insurance segment also benefited from sales of our international whole life product, which accounted for 68% of total insurance issued internationally in this segment for the nine months ended September 30, 2024.

Insurance issued in our Home Service Insurance segment decreased for the nine months ended September 30, 2024 compared to the prior year period largely due to strategic actions intended to improve sales quality and persistency, which led to a decrease in our agent sales force as we focus on these improvements. We also believe the impact of inflation on the cost of living has affected new sales since the customer demographic is primarily middle- and lower-income individuals.

September 30, 2024 | 10-Q 42

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES

Our revenues are generated primarily by insurance renewal premiums and investment income from invested assets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023

Revenues:
Premiums:
Life insurance	$42,461	41,794	122,823	118,020
Accident and health insurance	452	296	1,324	1,201
Property insurance	(16)	(64)	(18)	780
Net investment income	17,377	17,372	52,404	51,687
Investment related gains (losses), net	827	(892)	1,537	(477)
Other income	630	884	3,457	2,620
Total revenues	$61,731	59,390	181,527	173,831

Total revenues increased in the three and nine months ended September 30, 2024 as compared to the prior year periods, due to significantly higher first year life insurance premiums, investment related gains and higher other income in the nine month period due to supplemental contract revenue.

The Company stopped accepting premiums for property insurance at the end of May 2023 and ceased these operations on June 30, 2023. Therefore, the table below shows a summary of our life and A&H premiums for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Life and A&H premiums:
Direct premiums:
First year	$8,790	5,185	22,614	13,637
Renewal	35,958	37,303	105,119	107,061
Total direct life and A&H premiums	44,748	42,488	127,733	120,698
Reinsurance	(1,835)	(398)	(3,586)	(1,477)
Total life and A&H premiums	$42,913	42,090	124,147	119,221

Premium Income. Direct premiums increased 5% and 6% in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 due to strong first year premium growth in our Life Insurance segment. Renewal premiums decreased in both periods due to the high level of surrenders and matured endowments in the prior year, which negatively affect renewal premiums in the current periods.

Reinsurance ceded premiums increased in the three and nine months ended September 30, 2024 compared to the same periods in 2023 due to our new coinsurance agreement with RGA entered in the second quarter of 2024 related to our CICA Domestic business.

September 30, 2024 | 10-Q 43

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Net Investment Income. A summary of our net investment income and annualized net investment income performance is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except for %)	2024	2023	2024	2023

Gross investment income:
Fixed maturity securities	$15,263	15,005	45,743	44,956
Equity securities	76	127	224	451
Policy loans	1,369	1,478	4,207	4,531
Long-term investments	1,151	1,249	3,643	3,261
Other investment income	230	166	651	430
Total investment income	18,089	18,025	54,468	53,629
Investment expenses	(712)	(653)	(2,064)	(1,942)
Net investment income	$17,377	17,372	52,404	51,687

Net investment income, annualized			$69,872	68,916
Average invested assets, at amortized cost			$1,522,602	1,520,389
Annualized yield on average invested assets			4.59%	4.53%

Due to insurance regulations, fixed maturity securities constitute the vast majority (or 88%) of our investment portfolio based on fair value and thus provide the vast majority of our investment income. Our total investment income increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023, primarily due to a higher average portfolio yield on our fixed maturity securities in the current period.

Investment Related Gains (Losses), Net.  We recorded investment related gains of $0.8 million and $1.5 million during the three and nine months ended September 30, 2024, respectively, compared to investment related losses of $0.9 million and $0.5 million during the same prior year periods. The gains and losses are primarily related to the fair value change of our limited partnership and equity security investments, mostly in our Life Insurance segment, due to the volatility in equity markets over the past year. We did not sell these investments; however, the changes in fair values of our equity securities are reflected as investment related gains or losses in our income statement, in addition to executed transactions that result in a gain or loss.

Other Income. Other income consists primarily of supplemental contracts issued to international policyholders in our Life Insurance segment upon the surrender or maturity of their original policies. Supplemental contracts offer our policyholders the opportunity to leave their cash with us and be paid interest at a guaranteed rate or receive an annuity, at their option.

September 30, 2024 | 10-Q 44

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

BENEFITS AND EXPENSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$36,478	37,723	104,121	100,798
Increase (decrease) in future policy benefit reserves	471	(3,880)	(130)	(5,802)
Policyholder liability remeasurement (gain) loss	1,157	1,024	2,836	2,860
Policyholders' dividends	1,320	1,414	3,748	3,783
Total insurance benefits paid or provided	39,426	36,281	110,575	101,639
Commissions	12,957	9,444	35,639	27,340
Other general expenses	12,095	11,949	40,072	35,477
Capitalization of deferred policy acquisition costs	(10,430)	(7,132)	(29,304)	(20,034)
Amortization of deferred policy acquisition costs	4,493	4,056	12,804	11,544
Amortization of cost of insurance acquired	153	151	477	465
Total benefits and expenses	$58,694	54,749	170,263	156,431

Payments of claims and surrenders benefits constitute the majority of our expenses. Total benefits and expenses increased in the three and nine months ended September 30, 2024 as compared to same periods in 2023 driven primarily by the costs related to our new CICA domestic business, as described above as well as a higher volume of reported claims in our Home Services Insurance segment. The $3.5 million accrual of legal fees awarded to the defendants in the trade secret lawsuit, reflected in other general expenses, also contributed to the increase in the nine months ended September 30, 2024.

Claims and Surrenders.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023

Claims and surrenders:
Death claim benefits	$6,768	4,984	18,924	16,002
Surrender benefits	13,621	17,264	40,082	44,570
Endowment benefits	1,865	1,932	5,564	6,117
Matured endowment benefits	12,644	11,080	34,452	28,907
Property claims	—	129	(6)	837
A&H and other policy benefits	1,580	2,334	5,105	4,365
Total claims and surrenders	$36,478	37,723	104,121	100,798

Death claim benefits are being impacted by the increase in policies issued over the past few years and an increase in volume of claims reported in our Home Service Insurance segment.

Surrender benefits decreased in the three and nine months ended September 30, 2024 compared to the same periods in 2023. Surrenders are primarily related to international policies that have passed their surrender charge period. We have implemented retention initiatives over the past few years, which we believe are helping to decrease surrenders.

September 30, 2024 | 10-Q 45

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Matured endowment benefits increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023. We anticipated this increase based upon the contractual maturity dates of the policies.

Increase (Decrease) in Future Policy Benefit Reserves. Future policy benefit reserves reflect the liability established to provide for the payment of policy benefits that we expect to pay in the future and thus generally increase when we have a larger in force block of business due to higher sales and better persistency (i.e., more policies on which we expect to pay future benefits) and decrease when we have lower sales and persistency. In the three and nine months ended September 30, 2024, the change in future policy benefit reserves increased due to the amount of reserves on new insurance issued and the in force book of business somewhat offset by released reserves in connection with higher matured endowments.

Policyholder Liability Remeasurement (Gain) Loss. Most of our products are long-duration contracts that provide a specified, fixed amount of insurance benefit in exchange for a fixed premium. When a policy is initially issued, we establish a "net premium ratio" ("NPR") using assumptions regarding expected premiums and policyholder benefit liabilities. On a quarterly basis, we review actual versus expected experience in such quarter, which is reported as a policyholder liability remeasurement gain (if better performance than assumptions) or loss (if lower performance than assumptions). Additionally, in the third quarter of each year, we update our cash flow assumptions to recalculate the NPR, with the impact on the liability for future policy benefits recognized as a policyholder liability remeasurement on a retrospective catch-up basis. In 2024, remeasurement (gain) loss was negatively affected by updates to mortality and lapse assumptions that better reflect emerging experience for the new CICA Domestic block of business.

Commissions. Commission expenses are a cost of acquiring business, as commissions are the primary compensation paid to our independent consultants and independent agents for selling our products. First year commission rates are higher than renewal commission rates and thus commissions fluctuate directly in relation to first year sales. The increases in first year sales in the three and nine months ended September 30, 2024 led to an increase in commission related expenses in both periods as compared to the prior year periods.

Capitalization of Deferred Policy Acquisition Costs. We capitalize costs related to successful sales of our insurance products, which include certain commissions, policy issuance costs, and underwriting and agency expenses. These costs vary based upon amounts of premiums received related to new and renewal business. Capitalized DAC increased in the three and nine months ended September 30, 2024, which is in line with the increases in new sales activity. Significantly lower amounts are capitalized related to renewal business in correlation with the lower commissions paid on that business compared to first year business, which has higher commission rates.

Amortization of Deferred Policy Acquisition Costs. Amortization of DAC increased in the three and nine months ended September 30, 2024, compared to the same periods in 2023. DAC is amortized on a constant level basis over the expected term of the related contracts to approximate straight-line amortization.

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

September 30, 2024 | 10-Q 46

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table sets forth income (loss) before federal income tax by segment during the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Income (loss) before federal income tax:
Segments:
Life Insurance	$4,416	6,550	17,688	20,395
Home Service Insurance	(80)	(443)	1,954	1,514
Total segments	4,336	6,107	19,642	21,909
Other Non-Insurance Enterprises	(1,299)	(1,466)	(8,378)	(4,509)
Total income before federal income tax	$3,037	4,641	11,264	17,400

LIFE INSURANCE

Detailed results of operations in the Life Insurance segment for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Revenues:
Premiums	$32,201	31,148	91,667	86,128
Net investment income	13,578	13,661	41,076	40,470
Investment related gains (losses), net	936	(424)	1,743	(123)
Other income	630	884	3,354	2,619
Total revenues	47,345	45,269	137,840	129,094
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	30,083	32,419	86,616	83,826
Increase (decrease) in future policy benefit reserves	(1,497)	(5,587)	(4,959)	(9,270)
Policyholder liability remeasurement (gain) loss	1,681	840	3,360	2,541
Policyholders' dividends	1,314	1,405	3,731	3,761
Total insurance benefits paid or provided	31,581	29,077	88,748	80,858
Commissions	9,549	5,406	25,052	14,930
Other general expenses	6,791	6,036	19,752	17,141
Capitalization of deferred policy acquisition costs	(8,855)	(5,141)	(24,262)	(13,958)
Amortization of deferred policy acquisition costs	3,837	3,313	10,781	9,642
Amortization of cost of insurance acquired	26	28	81	86
Total benefits and expenses	42,929	38,719	120,152	108,699
Income before federal income tax	$4,416	6,550	17,688	20,395

In our Life Insurance segment, income before federal income tax was $4.4 million and $17.7 million during the three and nine months ended September 30, 2024, respectively, compared to $6.6 million and $20.4 million during the

September 30, 2024 | 10-Q 47

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

same prior year periods. Our higher revenues were offset by increases in reserves, higher policyholder liability remeasurement loss and higher general expenses supporting our CICA Domestic growth.

Life Insurance segment premium breakout is detailed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Premiums:
Direct premiums:
First year	$7,541	3,796	18,621	9,195
Renewal	26,490	27,744	76,608	78,387
Total direct premiums	34,031	31,540	95,229	87,582
Reinsurance	(1,830)	(392)	(3,562)	(1,454)
Total premiums	$32,201	31,148	91,667	86,128

Premiums.  Our total premiums increased by 3% and 6% in the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023 due to the 62% and 78% increase, net of reinsurance, respectively, in first year premiums. First year premiums rose significantly due to sales of our new products and expanded domestic distribution. Renewal premiums decreased in the three and nine months ended September 30, 2024 as compared to the same prior year periods. As described above, this decline is due to high surrenders and matured endowments over the last several years.

The increase in reinsurance ceded premiums in the three and nine months ended September 30, 2024, compared to the same periods in 2023, is due to our new coinsurance agreement with RGA entered in the second quarter of 2024 related to our CICA Domestic business.

While our domestic life insurance business drove the significant increase in first year premiums, life insurance premiums are generated largely from our international policyholders living in 80 different countries across the globe. The following table sets forth our premiums by location for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
International premiums:
Colombia	$6,512	6,077	18,538	18,415
Taiwan	3,520	3,814	11,679	12,706
Venezuela	3,828	3,804	10,806	11,208
Ecuador	3,421	3,479	9,610	9,882
Argentina	2,790	2,550	7,561	7,130
Other Non-U.S.	9,935	9,866	28,282	28,241
Total international premiums	30,006	29,590	86,476	87,582
Domestic premiums	4,507	972	10,211	2,865
Reinsurance and change in premium accruals	(2,312)	586	(5,020)	(4,319)
Total premiums	$32,201	31,148	91,667	86,128

September 30, 2024 | 10-Q 48

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Investment Related Gains (Losses), Net.  We recorded investment related gains of $0.9 million and $1.7 million during the three and nine months ended September 30, 2024, respectively, compared to investment related losses of $0.4 million and $0.1 million during the same prior year periods, resulting primarily from the change in estimated fair market value of our limited partnership investments.

Claims and Surrenders. The following table sets forth our primary claims and surrender benefits paid within our Life Insurance segment for the three and nine months ended September 30, 2024 compared to the same periods in 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Claims and surrenders:
Death claim benefits	$1,614	978	4,798	3,117
Surrender benefits	12,502	16,317	37,312	41,927
Endowment benefits	1,862	1,930	5,558	6,111
Matured endowment benefits	12,481	10,912	33,957	28,447
A&H and other policy benefits	1,624	2,282	4,991	4,224
Total claims and surrenders	$30,083	32,419	86,616	83,826

During the three and nine months ended September 30, 2024 and 2023, the majority of our claims and surrender benefits in our Life Insurance segment were related to payment of surrender benefits and matured endowment benefits. Many of our endowment policies are reaching their contractual maturity dates and thus matured endowment benefits are increasing. We expect this trend to continue over the next few years. Surrender benefits decreased for the three and nine months ended September 30, 2024 compared to the prior year periods which we believe is due to our retention efforts. Death claim benefits increased for the three and nine months ended September 30, 2024, compared to the prior year period as we saw a higher number of reported claims due to the increase in policies issued, primarily in our new domestic business. Mortality experience is closely monitored by the Company as a key performance indicator and fluctuates from quarter-to-quarter based on reported claims.

Increase (Decrease) in Future Policy Benefit Reserves. The change in future policy benefit reserves for the three and nine months ended September 30, 2024 and 2023 was the result of reserves released due to surrenders and higher matured endowment benefits. These releases were partially offset by increases in reserves due to insurance issued and normal increases in our in force block of business policy benefit reserves.

Policyholder Liability Remeasurement (Gain) Loss. The third quarter update to mortality and lapse assumptions for CICA Domestic negatively affected our policyholder liability remeasurement loss. This was partially offset by better than expected surrender experience in our international business.

September 30, 2024 | 10-Q 49

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

HOME SERVICE INSURANCE

Detailed results of operations for the Home Service Insurance segment for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Revenues:
Premiums	$10,696	10,878	32,462	33,873
Net investment income	3,552	3,459	10,618	10,379
Investment related gains (losses), net	(111)	(370)	(179)	(283)
Other income	—	—	20	1
Total revenues	14,137	13,967	42,921	43,970
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	6,395	5,304	17,505	16,972
Increase (decrease) in future policy benefit reserves	1,968	1,707	4,829	3,468
Policyholder liability remeasurement (gain) loss	(524)	184	(524)	319
Policyholders' dividends	6	9	17	22
Total insurance benefits paid or provided	7,845	7,204	21,827	20,781
Commissions	3,408	4,038	10,587	12,410
Other general expenses	3,756	4,293	11,176	13,060
Capitalization of deferred policy acquisition costs	(1,575)	(1,991)	(5,042)	(6,076)
Amortization of deferred policy acquisition costs	656	743	2,023	1,902
Amortization of cost of insurance acquired	127	123	396	379
Total benefits and expenses	14,217	14,410	40,967	42,456
Income (loss) before federal income tax	$(80)	(443)	1,954	1,514

In our Home Service Insurance segment, we reported a loss before federal income tax of $0.1 million and income of $2.0 million in the three and nine months ended September 30, 2024, respectively, as compared to loss of $0.4 million and income of $1.5 million in the prior year periods. The higher income is primarily driven by a decrease in other general expenses and partially due to ceasing our property insurance operations as of June 30, 2023, which also impacted premium revenue, somewhat offset by higher death claims.

Home Service Insurance segment life and A&H premium breakout is detailed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Direct life and A&H premiums:
First year	$1,249	1,390	3,993	4,442
Renewal	9,468	9,558	28,511	28,674
Total direct life and A&H premiums	$10,717	10,948	32,504	33,116

September 30, 2024 | 10-Q 50

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Premiums. Our life and A&H premiums declined in the three and nine months ended September 30, 2024, respectively, compared to the same prior year periods. The decrease is largely due to strategic actions intended to improve sales quality and persistency, which actions led to a decrease in our agent sales force as we focus on these improvements. Additionally, we believe external economic pressures, such as inflation, have impacted revenue in this segment disproportionately.

Claims and Surrenders.  Payments of claims and surrender benefits, which are the largest portion of our expenses, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Claims and surrenders:
Death claim benefits	$5,154	4,006	14,126	12,885
Surrender benefits	1,119	947	2,770	2,643
Endowment benefits	3	2	6	6
Matured endowment benefits	163	168	495	460
Property claims	—	129	(6)	837
A&H and other policy benefits	(44)	52	114	141
Total claims and surrenders	$6,395	5,304	17,505	16,972

The majority of claims and surrender benefits in our Home Service Insurance segment are death claim benefits. Death claim benefits increased in the three and nine months ended September 30, 2024 compared to the same prior year periods due to higher volume of reported claims. Mortality experience is closely monitored by the Company as a key performance indicator and fluctuates from quarter-to-quarter based on reported claims.

Other General Expenses. General expenses decreased in the three and nine months ended September 30, 2024 compared to the same periods in 2023, primarily due to ceasing our property insurance business as discussed above.

OTHER NON-INSURANCE ENTERPRISES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Loss before federal income tax	$(1,299)	(1,466)	(8,378)	(4,509)

This operating unit represents the administrative support functions for the insurance operations. Its revenues are primarily intercompany and have been eliminated in consolidation under U.S. GAAP, which typically results in a loss. Revenue in this operating unit consists primarily of net investment income and investment related gains or losses, while expenses consist of other general expenses related to corporate functions. The primary reason for the increased loss before federal income tax in the nine months ended September 30, 2024 compared to the same period in 2023 is the legal accrual described above.

INVESTMENTS

Our investments are an integral part of our business success. Our cash and invested assets at September 30, 2024 were $1.5 billion, of which 86% was invested in fixed maturity securities, all of which are classified as available-for-sale. We closely monitor the duration of our fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy our insurance obligations.

September 30, 2024 | 10-Q 51

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table sets forth the carrying value of our investments by investment category and cash, cash equivalents and the percentage of each to total cash and invested assets.

Carrying Value	September 30, 2024		December 31, 2023
(In thousands, except for %)	Amount	%	Amount	%
Cash, cash equivalents and invested assets:
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$9,753	0.7%	$9,715	0.7%
Corporate	832,624	56.4	787,607	55.1
States and political subdivisions (1)	278,213	18.8	287,231	20.1
Mortgage-backed (2)	99,464	6.7	97,294	6.8
Asset-backed	53,443	3.6	57,134	4.0
Total fixed maturity securities	1,273,497	86.2	1,238,981	86.7
Cash and cash equivalents	32,382	2.2	26,997	1.8
Other investments:
Policy loans	72,463	4.9	75,359	5.3
Equity securities	5,716	0.4	5,282	0.4
Other long-term investments	93,433	6.3	82,725	5.8
Total cash, cash equivalents and invested assets	$1,477,491	100.0%	$1,429,344	100.0%
(1) Includes $119.6 million and $124.2 million of securities guaranteed by third parties at September 30, 2024 and December 31, 2023, respectively.
(2) Includes $98.3 million and $96.1 million of U.S. Government-sponsored enterprises at September 30, 2024 and December 31, 2023, respectively.

The carrying value of the Company’s fixed maturity securities investment portfolio at September 30, 2024 was $1.27 billion compared to $1.24 billion at December 31, 2023. The distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2024 did not materially change from December 31, 2023 – the weighted average was “A” at both dates.

Cash and cash equivalents increased as of September 30, 2024 from December 31, 2023 and fluctuates from period-to-period primarily due to the timing of operating and investing activities.

Other long-term investments increased by $10.7 million as of September 30, 2024 from December 31, 2023 due to additional funding and increases in the fair market value of our limited partnership investments.

Obligations of States and Political Subdivisions

The Company’s fixed maturity securities investment portfolio at September 30, 2024 and December 31, 2023 included $278.2 million and $287.2 million, respectively, of securities that are obligations of states and political subdivisions, including municipalities (collectively referred to as the municipal bond portfolio).

September 30, 2024 | 10-Q 52

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The Company's municipal bond portfolio includes third-party guarantees.  Detailed below is a presentation by the Nationally Recognized Statistical Rating Organization ("NRSRO") rating of these holdings by funding type as of September 30, 2024.

	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
State and political subdivision fixed maturity securities including third-party guarantees:
AAA	$12,474	12,390	6,827	6,888	—	—	19,301	19,278	6.4%
AA	43,781	43,712	116,000	128,894	8,737	8,815	168,518	181,421	60.5
A	4,187	4,363	74,752	82,445	2,183	2,126	81,122	88,934	29.7
BBB	541	557	4,197	4,759	1,436	1,450	6,174	6,766	2.3
BB and other	3,028	3,152	70	71	—	—	3,098	3,223	1.1
Total	$64,011	64,174	201,846	223,057	12,356	12,391	278,213	299,622	100.0%

State and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$31,011	30,935	34,590	37,443	6,139	6,082	71,740	74,460	24.9%
A	15,133	15,215	87,657	95,749	3,779	3,859	106,569	114,823	38.3
BBB	2,997	3,173	20,394	21,854	—	—	23,391	25,027	8.4
BB and other	14,870	14,851	59,205	68,011	2,438	2,450	76,513	85,312	28.4
Total	$64,011	64,174	201,846	223,057	12,356	12,391	278,213	299,622	100.0%

The table below shows the categories in which the Company held investments in special revenue bonds that were greater than 10% of fair value based upon the Company's total municipal bond portfolio at September 30, 2024.

(In thousands, except for %)	Fair Value	Amortized Cost	% of Total Fair Value

Education	$46,097	50,772	16.6%
Utilities	41,471	44,153	14.9
Transportation	34,807	40,551	12.5

The Company's municipal bond portfolio is spread across many states, however, municipal bonds from Texas and California comprise the most significant concentration of the total municipal bond portfolio as of September 30, 2024. The Company holds 22% and 16% of its municipal bond portfolio in Texas and California issuers, respectively, as of September 30, 2024. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal bond portfolio as of September 30, 2024.

September 30, 2024 | 10-Q 53

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The table below represents the Company's detailed exposure to municipal bonds in Texas at September 30, 2024.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas state and political subdivision fixed maturity securities including third-party guarantees:
AAA	$11,963	11,886	2,638	2,633	—	—	14,601	14,519
AA	16,163	16,145	15,385	17,559	—	—	31,548	33,704
A	—	—	14,682	18,059	—	—	14,682	18,059
Total	$28,126	28,031	32,705	38,251	—	—	60,831	66,282
Texas state and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$23,533	23,441	3,281	3,688	—	—	26,814	27,129
A	3,092	3,090	16,492	18,073	—	—	19,584	21,163
BBB	—	—	3,306	3,415	—	—	3,306	3,415
BB and other	1,501	1,500	9,626	13,075	—	—	11,127	14,575
Total	$28,126	28,031	32,705	38,251	—	—	60,831	66,282

The table below represents the Company's detailed exposure to municipal bonds in California at September 30, 2024.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
California state and political subdivision fixed maturity securities including third-party guarantees:
AA	$2,145	2,074	30,294	34,941	2,599	2,733	35,038	39,748
A	1,365	1,650	7,328	8,688	—	—	8,693	10,338
Total	$3,510	3,724	37,622	43,629	2,599	2,733	43,731	50,086
California state and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$469	445	4,408	5,057	—	—	4,877	5,502
A	3,041	3,279	18,430	21,531	2,599	2,733	24,070	27,543
BB and other	—	—	14,784	17,041	—	—	14,784	17,041
Total	$3,510	3,724	37,622	43,629	2,599	2,733	43,731	50,086

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

The Company did not record any credit valuation allowances on fixed maturity securities in either of the three and nine months ended September 30, 2024 or 2023.

Information on both unrealized and realized gains and losses by category is set forth in Part I, Item 1, Note 3. Investments of the notes to our consolidated financial statements herein.

September 30, 2024 | 10-Q 54

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

Below are our primary capital resources (based on carrying value of each) as of the periods indicated.

(In thousands)	September 30, 2024	December 31, 2023
Fixed maturity securities	$1,273,497	1,238,981
Cash and cash equivalents	32,382	26,997

Liquidity refers to a company's ability to generate or obtain sufficient cash to meet the needs of its operations. Our liquidity is primarily derived from our cash flow from operations, our cash and cash equivalents, and our portfolio of marketable securities. We may also derive liquidity by accessing our Credit Facility (described below) or may raise capital by selling shares in our SIP (as defined below) or by other traditional means. Citizens has no debt as of September 30, 2024.

Cash from Operating Activities. Cash provided by operating activities is an important liquidity metric because it reflects, during a given period, the amount of cash generated that is available to pay our operating expenses, invest in our business or make strategic acquisitions. In the nine months ended September 30, 2024, our operations provided $21.1 million in net cash.

Cash from Investing Activities. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in new investments. In the nine months ended September 30, 2024, we had net cash outflows from investing activities of $13.3 million as we continue to invest excess funds in this high interest rate environment. The investing activities fluctuate from period to period due to timing of security activities such as calls and maturities and reinvestment of those funds. 86% of our total cash, cash equivalents and investments consist of marketable fixed maturity securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

PARENT COMPANY LIQUIDITY AND CAPITAL RESOURCES

Citizens is a holding company and has minimal operations of its own. Citizens' assets consist of the capital stock of its subsidiaries, cash and investments. Citizens' liquidity requirements are met primarily from two sources: cash generated from its operating subsidiaries and its invested assets. Citizens' ability to obtain cash from its insurance subsidiaries depends primarily upon the availability of statutorily permissible payments, including payments Citizens receives from service agreements with its insurance subsidiaries and dividends from the subsidiaries. The ability to make payments to the holding company is limited by applicable laws of the U.S. states of domicile and by the Puerto Rico Office of Commissioner of Insurance, which all subject insurance operations to significant regulatory restrictions. These laws and regulations require, among other things, that our insurance subsidiaries maintain minimum solvency or premium to surplus ratio requirements, which limit the amount of dividends that can be paid to the holding company. The regulations also require approval of our service agreements with the applicable regulatory authority in order to prevent insurance subsidiaries from moving large amounts of cash to the less regulated holding company.

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

We renewed our Credit Facility with Regions Bank on May 3, 2024 for an additional three years. See Part I, Item 1, Note 8. Commitments and Contingencies in the notes to our consolidated financial statements, herein, for a description of the Credit Facility. The Credit Facility provides additional liquidity to the Company for short-term or longer-term needs. As of September 30, 2024, we have not borrowed any money under the Credit Facility.

September 30, 2024 | 10-Q 55

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium revenues, investment income and proceeds from investment maturities, calls or sales. Primary cash needs are for payments of policyholder benefits, investment purchases, policy acquisition costs and other operating expenses. We manage our insurance operations in order to ensure that we have stable and reliable sources of cash flow to meet our obligations. As we have discussed, we have been growing our domestic business by developing new products and expanding our distribution channels, which has led to an increase in first year premiums (i.e., new sales) of 50% from 2023 to 2024. When selling new policies, we incur upfront policy acquisition costs, such as agent commission payments. While historically, cash flows from our operations have been sufficient to meet our cash needs, we have entered into a reinsurance agreement with RGA to help with some of the costs, and the insurance companies also have the available-for-sale fixed maturity investment portfolio available to create additional cash flows if required. Two of our insurance subsidiaries are members of the Federal Home Loan Bank ("FHLB") of Dallas. FHLB membership provides the insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. While not the only source of additional liquidity, the FHLB could provide the insurance subsidiaries with an additional source of liquidity, if needed.

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

Trends, Demands and Restrictions on our Uses of Cash

Because claims and surrenders are our largest expense, a primary liquidity concern is the risk of either (i) an extraordinary level of early policyholder surrenders, or (ii) higher than expected mortality experience. Our death benefit payments increased in the nine months ended September 30, 2024, which is expected as the amount of insurance issued has increased significantly over the past couple of years. Surrender benefits, which have been higher than usual the last several years, slightly decreased in the first nine months of 2024. In order to mitigate the risk of early policyholder surrenders, we include provisions in our insurance policies, such as surrender charges, that help limit and discourage early withdrawal, but as many of our policies have reached the age where surrender charges have expired or significantly decreased, we have experienced high levels of surrenders. We believe that surrenders have been high due to other reasons, including the loss of one of our biggest distributors in Venezuela in 2018, increasing interest rates, which may encourage policyholders to seek higher rates of returns in different investment products, post-pandemic beliefs that life insurance may not be as important as it was during the pandemic, and inflationary pressures, which may cause policyholders to want the cash values of their policies due to decreased purchasing power elsewhere. To the extent that early surrenders are higher than expected, our liquidity could be negatively impacted due to benefit payments as well as lower renewal premiums. We continue to monitor surrenders and early withdrawals and focus on our retention initiatives.

Our endowment products have contractual maturity dates and provide the policyholder with alternatives once the policy matures - they can choose to take a lump sum payout or leave the money on deposit at interest with the Company. Approximately 17% of the endowments in force, totaling approximately 6% of our in force business as of September 30, 2024, will mature in the next five years. Policyholder election behavior is unknown, but if too many policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell its investments at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the market rate we are earning on our investments. We currently anticipate that our available operating cash flow and capital resources will be adequate to meet our needs for funds, but we are closely monitoring our policyholder behavior patterns.

September 30, 2024 | 10-Q 56

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

Our domestic companies are subject to minimum capital requirements set by the NAIC in the form of risk-based capital ("RBC"). RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a Capital Maintenance Agreement between Citizens and CICA Domestic, Citizens' wholly-owned subsidiary domiciled in Colorado, that would require Citizens to contribute capital to CICA Domestic in order to maintain a RBC level above 350%. At September 30, 2024, our domestic insurance subsidiaries were above the required minimum RBC levels and CICA Domestic was above 350%.

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

CICA International is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards, but rather requires that an insurer submit a business plan for approval to the OIC that includes proposed minimum capital and surplus. CICA International is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. CICA International began issuing new business as of January 1, 2023 and received the transfer of all of CICA Bermuda's in force insurance business as of August 31, 2023. At September 30, 2024, CICA International exceeded the required minimum capital and related ratio.

Any capital that Citizens is required to contribute to its insurance subsidiaries could negatively impact the Company's capital resources and liquidity.

September 30, 2024 | 10-Q 57

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2024, we have no additional contractual obligations or off-balance sheet arrangements other than those described in Part I, Item 1, Note 8. Commitments and Contingencies in the notes to our consolidated financial statements herein and in Part II, Item 7, Contractual Obligations and Off-Balance Sheet Arrangements in our Form 10-K.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2024.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and reported to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended September 30, 2024, there were no changes in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

September 30, 2024 | 10-Q 58

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

As previously disclosed, the jury found that Citizens should pay Alexis Delgado and Carlos Nalsen Landa, former independent consultants, approximately $1.3 million for “money had and received”, an equitable theory that claimed that the Citizens Companies would be unjustly enriched if they didn’t pay past and future commissions to Delgado and Landa. Additionally, the trial court awarded defendants Michael P. Buchweitz (“Buchweitz”) and Randall Riley (“Riley”) approximately $3.5 million of their legal fees. On August 16, 2024, the judge signed a Final Judgment reflecting the jury decision and the court award of the legal fees. We do not believe the jury properly found that Delgado or Landa were entitled to any prior or future commissions as there was no evidence that we actually held any amount of commissions that they claim they should have received. We also do not believe that Riley or Buchweitz are entitled to legal fees because they were found to have breached the contracts whose fee shifting provisions they sought to invoke.

We intend to appeal the judgment against us and accordingly on September 16, 2024, we filed a Limited Motion for Partial New Trial on these issues. On September 17, 2024, we filed an appeal bond with the court in order to stay any execution of the judgment against us.

Item 1A. RISK FACTORS

Part I, Item 1A. Risk Factors of our Form 10-K includes a discussion of our risk factors. There have been no material changes in the three months ended September 30, 2024 from the risk factors included in our Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Item 5(a)

In August 2024, our Chief Marketing Officer, Robert Mauldin III, transitioned to a part-time strategic sales consultant where he continues to retain responsibility and perform policy-making functions for our international sales division by providing strategic advice, product design and enhancement consultation, leadership for both our sales and

September 30, 2024 | 10-Q 59

CITIZENS, INC.

marketing teams, and relationship management. He also serves as chair of the steering committee for SPLIC in our Home Services Insurance segment.

In connection with the shift in responsibilities and hours, the Company and Mr. Mauldin entered into a Services Agreement effective as of August 2, 2024 (the "Mauldin Agreement"). Pursuant to the Mauldin Agreement, beginning on September 1, 2024, Mr. Mauldin is paid (i) a monthly fee in the amount of $2,500, plus (ii) a daily service fee in the amount of $2,282 per full day of services provided. It is anticipated that he will provide services for 8 full days per month. Additionally, he is reimbursed for reasonable travel expenses.

Item 5(b)

None.

Item 5(c)

During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Citizens, Inc. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.” Additionally, Citizens did not adopt or terminate any Rule 10b5-1 trading arrangement during the three months ended September 30, 2024.

Item 6. EXHIBITS

Exhibit Number	The following exhibits are filed herewith:
3.1
Restated and Amended Articles of Incorporation dated March 4, 2004 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 15, 2004)

3.2	Amended and Restated Bylaws dated June 2, 2021 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on June 7, 2021)
10.1*†	Services Agreement between Citizens, Inc. and Robert M. Mauldin III effective August 2, 2024*†
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q*
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set*
* Filed herewith.
† Indicates management contract or compensatory plan or arrangement.

September 30, 2024 | 10-Q 60

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Jon Stenberg
Jon Stenberg
President & Chief Executive Officer

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin
Vice President, Chief Financial Officer, Chief Investment Officer & Treasurer

Date:	November 7, 2024

September 30, 2024 | 10-Q 61