Form 10-K
period 2024-12-31
CITIZENS, INC.
filed 2025-03-13
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☒ No
As of June 30, 2024, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $130,124,066.
As of March 10, 2025, the Registrant had 49,907,355 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report incorporates by reference certain portions of the definitive proxy materials to be delivered to stockholders in connection with the 2025 Annual Meeting of Shareholders (the "2025 Proxy Statement"). The 2025 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CITIZENS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our expected capital needs, and our objectives for future operations, are forward-looking statements. Forward-looking statements may be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I. Item 1A. Risk Factors in this Form 10-K. Moreover, we operate in a competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

December 31, 2024 | 10-K 1

CITIZENS, INC.

PART I

Item 1.   BUSINESS

OVERVIEW

Citizens, Inc. ("Citizens" or the "Company") is an insurance holding company incorporated in Colorado and with its headquarters in Austin, Texas, serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our domestic insurance subsidiaries, we are licensed to issue insurance products in 43 U.S. states and through our international subsidiaries, we provide insurance benefits to residents in almost 80 different countries. We pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages. We had approximately $1.7 billion of assets and over $5.2 billion of direct insurance in force at December 31, 2024.

We operate in two business segments:

•Life Insurance - Internationally, we sell U.S. dollar-denominated whole life insurance, endowment and critical illness policies to non-U.S. residents, located principally in Latin America and the Pacific Rim. In the U.S. we primarily sell whole life final expense insurance and insurance with living benefits.

•Home Service Insurance - We sell affordable life insurance policies to lower-income households in Louisiana, Mississippi and Arkansas.

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

As an insurance provider, we collect premiums on an ongoing basis from our policyholders and invest the majority of the premiums to pay future benefits, including claims, maturities, surrenders and policyholder dividends. Accordingly, we derive our revenues principally from: (1) life insurance premiums, and (2) net investment income. In addition to paying and reserving for insurance benefits that we pay to our policyholders and their beneficiaries, our expenses consist primarily of the costs of selling our insurance products, operating expenses and income taxes.

Because collection of premiums is the primary source of our revenues, our overall financial performance depends primarily upon the successful development, distribution and persistency of our products. A key to product development is the accuracy of our pricing assumptions as profitability is affected by actual experience deviations from the established assumptions. We seek to price our insurance policies such that insurance premiums and future net investment income earned on premiums received will cover the ultimate cost of paying claims on our policies, our expenses and will also yield a profit margin. Pricing adequacy depends on a number of factors, including the ability to project future claims based on historical claim experience adjusted for known trends, proper evaluation of underwriting risks, the Company’s response to competitors, commission payments for selling our products, expectations about interest rates, regulatory or legal developments, and expense levels.

December 31, 2024 | 10-K 2

CITIZENS, INC.

In addition to insurance premiums, the investment return, or yield, on invested assets is an important element of the Company’s earnings since life insurance products are priced with the assumption that premiums received can be invested for a long period of time before benefits are paid. Pursuant to regulatory guidelines, most of the Company’s invested assets are held in available-for-sale ("AFS") fixed maturity securities, primarily in asset classes of corporate bonds, municipal bonds, and government obligation bonds. The interest rate environment has a significant impact on the determination of insurance contract liabilities, our investment rates and yields, and our asset/liability management. The profitability of our "spread-based" product features depends largely on the Company’s ability to earn higher returns on invested assets than the interest we credit to policyholders. The primary investment objective for the Company is to maximize economic value, consistent with acceptable risk parameters, including the management of credit risk and interest rate sensitivity of invested assets, while generating sufficient after-tax income to meet policyholder and corporate obligations. The Company maintains a prudent investment strategy that may vary based on a variety of factors including business needs, regulatory requirements and tax considerations.

STRATEGIC INITIATIVES

The Pursuit of Profitable Growth

Historically, our insurance companies have only issued a few products and had limited distribution channels. Domestically, most of our historical growth came from the acquisition of assets rather than new sales. Internationally, our limited products, which were mostly endowment products, burdened us with known high levels of maturities after a certain period with limited products to replace the business. As a result, from 2017 through 2021, our total premium revenue fell by over $20 million. In 2021, we became a non-controlled company for the first time in over 20 years and under new leadership, our strategy shifted to the pursuit of long-term profitable growth through a 4-pronged strategy:

•Grow first year sales to reverse the decline in our total revenue. We do this through the introduction of new products and by expanding our distribution.
•Products. Our product development process focuses on our customer needs by developing new products tailored to our specific markets, working with partners to develop products tailored to their markets, and enhancing existing products. Our management team meets regularly to ensure we are bringing the right products to market at the right time.
•Distribution. New products help our sales force, as they can sell additional products to existing customers and offer a broader portfolio of products to entice prospective customers. A broader product portfolio also helps attract new distributors. We are also focused on implementing sales promotions and campaigns in order to align our sales consultant compensation opportunities with our premium revenue goals and our growth and retention initiatives.
•Slow the decline of premiums through retention efforts. We pay certain costs (e.g., commissions, underwriting, marketing expenses) to obtain new policyholders. First year commissions paid to our agents are significantly higher than renewal commissions. Accordingly, it is important to preserve policyholder relationships once we have issued a new policy. We are focused on improving the customer experience and policyholder retention.
•Focus on execution.
•Processes. We are implementing process improvements and new technologies not only to speed up product delivery but also to improve the experience for both our policyholders and our agents. We have also implemented new processes and technologies to help our employees work more effectively and efficiently.
•Financial and expense discipline.

We believe these factors will lead to growth and profitability. As a result of these efforts over the last few years, in 2024, our total premium revenue grew for the first time since 2017.

December 31, 2024 | 10-K 3

CITIZENS, INC.

Status of New and Enhanced Products; Trends in Market Demand

As mentioned above, offering new and enhanced products and expanding our distribution are key to achieving our strategic goals. In 2024, we issued the highest amount of insurance ever in a year by Citizens - $1.1 billion and achieved our highest ever total direct insurance in force - $5.2 billion.

•Following the filing of 3 new products in our domestic markets in 2023, we continued growing our domestic business in 2024:
◦we became licensed in 8 additional states. CICA Domestic is licensed in 43 states, up from 35 states at 2023 year-end and up from 32 states at 2022 year-end; and
◦we expanded our domestic distribution network, growing from over 2,000 agents at December 31, 2023 to over 5,000 agents at December 31, 2024.
This led to direct first year premium revenue growth of 106% in our Life Insurance segment.
•We maintained our A.M. Best rating.
◦CICA Domestic is rated as a B++ with a "Very Strong" balance sheet. We believe this will help us expand our distribution networks and the appeal of our products to consumers.
•We introduced a new product in our international markets designed to allow policyholders with maturing endowments to use some or all of the funds to purchase a new life insurance policy. This led to increased first year premiums in the international business.

LIFE INSURANCE SEGMENT

INTERNATIONAL LIFE INSURANCE

Products

CICA International issues primarily individual whole life insurance and endowment products in U.S. dollar-denominated amounts to non-U.S. residents.  The products accumulate guaranteed cash values beginning in the first policy year and provide lifetime income guarantees for an insured or for surviving beneficiaries.

In addition to death benefits, our international products have living benefit features. Most policies contain guaranteed cash values that can be used during an insured's lifetime by taking a loan or advance on the death benefit, have options for annual premium benefits, and are participating (i.e., provide for cash dividends).  Our policyowners have several options with regards to the policy dividends and annual premium benefits, which include, among other things, electing to receive cash, crediting such amounts towards the payment of premiums on the policy, leaving such amounts on deposit with the Company to accumulate at a specified interest rate or assigning them to a third party, Computershare Trust Company, N.A. (an affiliate of Computershare, Inc., our transfer agent), who facilitates their purchase of our Class A common stock, through the Citizens, Inc. Stock Investment Plan (the "SIP"). The SIP is a direct stock purchase plan available to policyowners, shareholders, our employees and directors, independent consultants, and other potential investors through Computershare Trust Company, as administrator of the SIP. The Company has registered the shares of Class A common stock issuable to participants under the SIP on a Form S-3 registration statement under the Securities Act of 1933, as amended, (the "Securities Act") that is on file with the SEC. Computershare administers the SIP in accordance with the terms and conditions of the SIP, which is available on the Computershare website and as part of the Company’s registration statement on file with the SEC.

We believe positive attributes of our international insurance business typically include:

•larger face amount policies issued compared to our U.S. operations, which results in lower underwriting and administrative costs per dollar of coverage;
•high persistency (retention) and low mortality charges due to our customer demographics; and
•premiums paid annually at the beginning of each policy year rather than monthly or quarterly, which reduces our administrative expenses, accelerates cash flow and results in lower policy lapse rates than premium payment options with more frequently scheduled payments.

December 31, 2024 | 10-K 4

CITIZENS, INC.

Sales and Distribution

We sell our international products through independent marketing agencies and consultants located primarily in Latin America and the Pacific Rim. As of December 31, 2024, we had insurance policies in force in almost 80 foreign countries and receive the majority of our premiums from Colombia, Taiwan, Venezuela, Ecuador and Argentina. International direct premiums comprised approximately 89% of total direct premiums in the Life Insurance segment and 67% of our total consolidated direct premiums in 2024.
The independent marketing agencies and consultants who sell our products specialize in life insurance products. We enter into contracts with the independent marketing agencies pursuant to which they recruit, train and supervise their managers and associates in the sales and service of our products. These agencies receive commissions for products they sell and service, as well as commission overrides on the business that their agents produce and, in return for the override, they guarantee any debt their agents owe to us. Their agents also contract directly with us as independent consultants and receive commission compensation directly from us. This allows us to develop a relationship with their associates so if an agency contract is terminated for any reason, we may seek to continue the existing independent consultant marketing arrangements with the associates of such agency. Our agreements typically provide that the agencies and their agents are independent consultants responsible for their own operational expenses and are the representative of the prospective insured. Our contracts require the independent marketing agencies and consultants to understand and comply with all laws applicable to sales of our products in their country.

Competition

The life insurance business is competitive.  Internationally, we compete with a number of life insurance companies, as well as with financial institutions that offer insurance products.

We face competition from (i) other insurance companies that operate in the same markets and manner as we do, (ii) local companies formed and operated in the country in which an insured resides, and (iii) other foreign companies who issue insurance policies denominated in the local currency of those countries or issue products approved by regulators of those countries.  Some of these companies may have a competitive advantage over us due to their greater financial resources, histories of successful operations and brand recognition, local licensing, partnering with local insurance companies and larger marketing forces.

We believe that issuing U.S. dollar-denominated products is a key competitive advantage for us. Because premiums on our international policies are paid in U.S. dollars, cash value is accumulated in U.S. dollars, and we pay claims and benefits in U.S. dollars. We believe this provides security and stability to our policy owners and insureds, who are generally individuals in the middle- to upper-middle class in their respective countries with significant net worth and earnings, by providing:

•protection against devaluation of the policyowners' local currency;
•protection against local hyper-inflation that has historically occurred in Latin America; and
•capital investment in a more secure economic environment (i.e., the U.S.).

December 31, 2024 | 10-K 5

CITIZENS, INC.

DOMESTIC LIFE INSURANCE

Over the last couple of years, we began our "white label" program to expand our distribution by expanding CICA Domestic's state licenses, developing new final expense and living benefit products, and filing these new products in multiple states. At December 31, 2024, we had over 5,000 agents appointed to sell these products. As a result, in the past year, we have significantly expanded our domestic distribution in the Life Insurance segment and first year premiums have more than doubled in this segment compared to 2023. In 2024, domestic direct life insurance premiums comprised approximately 11% of total direct premiums in the Life Insurance segment and 9% of our consolidated total direct premiums. The average life insurance policy face amount issued in 2024 was approximately $10,800 per policy. Due to the lower risk associated with small face amount polices, the underwriting performed on these applications is limited.

Competition

Domestically we face competition with other insurance carriers specializing in final expense insurance. We seek to compete effectively through policyholder service, price, product design, and distribution efforts. While there are insurance companies competing with us, no individual company dominates any of our life insurance markets.

The Company effectively competes with other carriers, in part, due to our ability to tailor products to individual distributors' needs.

HOME SERVICE INSURANCE SEGMENT

We operate our domestic Home Service Insurance segment through SPLIC and Magnolia. SPLIC issues final expense life insurance and critical illness products to lower-income individuals, primarily through a home service distribution model based in Louisiana. Policies issued by Magnolia are primarily burial policies which are sold and serviced through funeral homes, who are also typically the beneficiaries of the policies. Additionally, prior to June 30, 2023, we operated through Security Plan Fire Insurance Company ("SPFIC"), a limited liability casualty company that issued small face value property insurance policies covering dwelling and contents, primarily in Louisiana. We ceased operations on June 30, 2023 and dissolved SPFIC in 2024. In 2024, our Home Service Insurance segment comprised 24% of our total consolidated direct premiums.

Products

Our Home Service Insurance products consist primarily of small face amount whole life, pre-need policies, which are designed to fund final expenses for the insured (e.g., funeral and burial costs) and critical illness products.  The average life insurance policy face amount issued in 2024 was approximately $12,800 per policy. Due to the lower risk associated with small face amount polices, the underwriting performed on these applications is limited.

Competition

We face competition in Louisiana, Mississippi and Arkansas from other carriers specializing in final expense insurance. We seek to compete by delivering exceptional personal service to our customers, enhancing our management team and upgrading our agent field force.  We intend to continue premium growth within this segment by focusing on direct independent agent-to-consumer sales.

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

For the majority of our international life insurance business, we generally retain the first $100,000 of risk on any one life and reinsure the remainder of the risk. Therefore, under the terms of the reinsurance agreements, the reinsurers

December 31, 2024 | 10-K 6

CITIZENS, INC.

agree to reimburse us for the ceded amount (i.e., the death benefit amount less our retained risk) in the event a claim is paid. The Company evaluates the maximum amount it is willing to retain from time to time and may increase its retention, which can reduce premiums ceded to our reinsurers and allow us to keep a larger portion of premiums received.

In the second quarter of 2024, CICA Domestic entered into a coinsurance agreement with RGA Reinsurance Company ("RGA") in order to provide more capacity for growth. Under this agreement (the "RGA Agreement"), CICA Domestic initially elected for RGA to reinsure 50% of its newly written final expense business, which means that we cede 50% of premiums received and benefits paid in our domestic final expense benefit to RGA.

Cessions under reinsurance agreements do not discharge our obligations as the primary insurer. In the event reinsurers do not meet their obligations under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible.

Our amounts recoverable from reinsurers represent receivables from and/or reserves ceded to reinsurers. The amount recoverable from reinsurers was $6.9 million as of December 31, 2024.

We focus on obtaining reinsurance from a diverse group of well-established reinsurers. All of our reinsurers are rated A- (Excellent) or higher by A.M. Best. We regularly evaluate the financial condition of our reinsurers and monitor concentration risk with our reinsurers.

OTHER NON-INSURANCE ENTERPRISES

Other Non-Insurance Enterprises includes the results of our parent company, Citizens, Inc., Nexo Global Services LLC, a Puerto Rico holding company ("Nexo"), Nexo Enrollment Services LLC ("NES"), a Puerto Rico company that provides services to the customers of CICA International, and our non-insurance subsidiary, Computing Technology, Inc., which primarily provides the Company's corporate-support and information technology functions to the insurance operations.

OPERATIONS AND TECHNOLOGY

Most of our operations are based at our corporate headquarters in Austin, Texas. We also conduct operations for our Home Service Insurance segment from our district offices in Louisiana, Arkansas and Mississippi, as well as our service center in Donaldsonville, Louisiana. For the international portion of our Life Insurance segment, certain operations are conducted at our office in Puerto Rico and, starting in 2024, some customer service functions are conducted in the Philippines. The Company is actively engaged in optimizing its operations by seeking opportunities to leverage the global workforce to meet the needs of its international policyholders.

We have a proprietary single, centrally-controlled, mainframe-based policy administration system ("PAS") that we use for all of our insurance companies. Our PAS performs various functions to effectively handle our insurance operations. These functions include policy set-up, administration, billing and collections, commission calculation, valuation, automated data edits, storage backup, image management and other related functions. Each company and block of business we have acquired has been converted onto our PAS. The Company is actively engaged in continued modernization of technology to invest and expand into new opportunities. This modernization allows us to bring new products to market rapidly and automate insurance interactions to enhance user experience. This investment is foundational to the Company's growth strategy as we pursue new product innovation and provides:

•our customers and agents with portals to be able to access account information 24/7;
•our policyholder service and claims representatives with a customer account-centric view of our policyholders and beneficiaries, reducing customer inquiry response time and claims processing time;
•streamline, automated processes that deliver the scalability needed for continue growth; and
•business-to-business solutions.

December 31, 2024 | 10-K 7

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

Other International Regulation

Generally, all foreign countries in which we offer insurance products require a license or other authority to conduct insurance business in that country. Some of these countries also require that local regulatory authorities approve the terms of any insurance product sold to residents of that country. We operate on a non-admitted basis and are not licensed to do business in any foreign country, and we have never submitted our international insurance policies for approval to any regulatory agency. As described above, we sell our policies to residents of foreign countries through independent marketing agencies and independent consultants located in those countries and we rely on our independent consultants to comply with laws applicable to them in marketing and servicing our insurance products in their respective countries.

We have undertaken a comprehensive compliance review of risks associated with the potential application of foreign laws to our issuance of insurance policies in foreign countries. These laws vary by country. There is a lack of uniform regulation, lack of clarity in certain countries regarding application of regulations and in many cases, lack of legal precedent in addressing circumstances similar to ours. Our compliance review has confirmed certain risks related to foreign insurance laws associated with our business model, at least in certain jurisdictions, as described in detail in Part I. Item 1A. Risk Factors.

U.S. REGULATION

In the United States, insurance is primarily regulated at the state level. Our primary regulator in the U.S. is the Colorado Division of Insurance, as both Citizens and CICA Domestic are Colorado companies. We are also regulated by the departments of insurance in Louisiana (SPLIC) and Mississippi (Magnolia), as well as each of the 43 states and the District of Columbia in which we conduct insurance business. In supervising and regulating insurance companies, state insurance departments aim to protect policyholders and the public rather than investors, and enjoy broad authority and discretion in applying applicable insurance laws and regulation for that purpose. The extent of this regulation varies, but most U.S. jurisdictions have laws and regulations based upon the National Association of Insurance Commissioners ("NAIC") model rules governing the financial condition of insurers, including standards of solvency, types and concentration of investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy; and the business conduct of insurers,

December 31, 2024 | 10-K 8

CITIZENS, INC.

including marketing and sales practices and claims handling.  In addition, statutes and regulations require the licensing of insurers and agents, the approval of most types of policy forms and related materials (such as advertising) and the approval of rates for certain types of insurance products. Insurance companies are also required to file detailed annual reports with our supervisory agencies.

In order for insurance regulators to monitor solvency, insurance companies are subject to risk-based capital ("RBC") requirements. The RBC requirement is a statutory minimum level of capital that is based on two factors - (1) the insurance company's size, and (2) the inherent riskiness of its financial assets and operations, i.e. a company must hold capital in proportion to its risk. The RBC requirement thus determines a minimum level of capital required for an insurer to support its operations and write coverage. The purpose of the RBC requirements is to identify weakly capitalized companies, which facilitates regulatory actions to ensure that the policyholders will receive the benefits promised. Regulators have the legal authority to take preventive and corrective measures depending on the capital deficiency indicated by the RBC result. If a company's ratio of total adjusted statutory capital to control level risk-based capital is above 200%, no regulatory intervention is needed. In 2024, due to our strategic plan to expand CICA Domestic's business, we entered into a capital maintenance agreement with the Colorado Division of Insurance that specifies that Citizens will infuse capital as needed to ensure that CICA Domestic's RBC ratio remains at or above 350%.

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

December 31, 2024 | 10-K 9

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

December 31, 2024 | 10-K 10

CITIZENS, INC.

As of December 31, 2024, we had 247 full-time employees and 3 part-time employees. The pie charts below illustrate the gender, racial, ethnic, and generational make-up of our total employee workforce as of such date.

Gender Composition
Racial/Ethnic Composition
Generational Composition
We determine race, ethnicity, gender, and generation based on our employees' self-identification or other information compiled to meet requirements of the U.S. government.

None of our employees are subject to a collective bargaining agreement.

We do not utilize captive employee agents to distribute our products and thus contract with over 1,000 actively producing independent consultants internationally and over 5,000 independent agencies and agents domestically to sell and service our insurance products.

In order to continue to develop, sell and administer our products, it is crucial that we continue to attract and retain both experienced employees and independent agents.

December 31, 2024 | 10-K 11

CITIZENS, INC.

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

INTERNATIONAL BUSINESS RISKS

A SUBSTANTIAL PORTION OF OUR REVENUE IS GENERATED FROM INSURANCE PRODUCTS SOLD OUTSIDE OF THE UNITED STATES, WHICH SUBJECTS US TO SEVERAL RISKS.

Our sales to residents of foreign countries expose us to unknown risks related to foreign regulation, foreign currency restrictions, and political instability. A significant loss of sales in these foreign markets would have a material adverse effect on our results of operations and financial condition.

International Regulatory Risks. A substantial majority of our direct insurance premiums, approximately 67% at December 31, 2024, are from policyholders in foreign countries, primarily those in Latin America and the Pacific Rim.  As described in Part I. Item 1. Business, these policies are issued by our Puerto Rico subsidiary, CICA International, which is licensed as an international insurer in Puerto Rico. Our products are sold by independent consultants who are located in the foreign countries in which the policies are sold. Generally, the foreign countries in which we offer insurance products require either us and/or our independent consultants to obtain a license or register to conduct insurance business in that country. Some of these countries also require that local regulatory authorities approve the terms and rates of any insurance product sold to residents of that country. Some of these countries have laws that state that their residents may not purchase life insurance from us or a consultant may not sell life insurance on our behalf unless we become qualified to do business in that country or unless our policies receive prior approval from their insurance regulators. Others have a "consumption abroad" model where their residents may purchase unregistered products only if they are outside of their country when the purchase is made. We do not register to do business in these countries (i.e., we are non-admitted) nor do we seek to have our international products approved by any governmental authority.

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

We have sought to mitigate the risks described above by, among other things, not locating any of our offices or assets in these foreign countries or jurisdictions, and selling policies only through independent consultants rather than our own employees. We also try to mitigate risks by relying on laws that allow citizens of some countries to buy insurance abroad or by reverse solicitation. We rely on our independent consultants to comply with laws applicable to them in marketing and servicing our insurance products in their respective countries. There is no assurance that these precautionary measures, practices and policies will partially or entirely mitigate the risks associated with the potential application of foreign laws to our sales of insurance policies in our foreign markets. Although the Company believes that these foreign regulators do not have jurisdiction over the Company and that any actions, including fines, may be unenforceable against the Company, any regulatory action could otherwise

December 31, 2024 | 10-K 12

CITIZENS, INC.

absorb Company time and resources (including independent consultants) away from its business operations or the Company may choose to pay such fines in order to do business in a particular country. Alternatively, the Company may determine that the risks associated with a particular market and its regulatory environment outweigh the benefits of conducting further business in that market and discontinue doing business there.

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

We face significant competition in our international markets. If we are unable to compete effectively for customers or distributors in these markets, our business, results of operations and profitability may be adversely affected.

We experience considerable competition for sales of our policies, primarily from the following types of companies, many of which have substantially greater financial, marketing and other resources than we have:

•Companies that operate in the same manner as we do and sell similar U.S. dollar-denominated products;
•Companies that are foreign to a particular jurisdiction, but register locally operated subsidiaries. These companies may offer both local jurisdiction-regulated products in local currency and regulated or offshore U.S. dollar-denominated policies. This arrangement creates a competitive advantage for these companies because they can cross-sell the U.S. dollar-denominated policies through established distributors who sell high-need local insurance policies, such as health insurance; and
•Companies who are local to a particular jurisdiction and sell local currency policies. Because the insureds reside in this country, they may have more trust for a local company.

We rely on a small number of foreign agencies, who recruit their own independent consultants, for distribution of our international products. The fact we are not a local or admitted company, regulations or licensing requirements imposed upon our Company or these consultants, may impact our ability to attract and retain effective sales representatives, who may choose to distribute products of our competitors.

We face a greater risk of money laundering activity associated with sales derived from residents of certain foreign countries.

The insurance industry is highly vulnerable to money laundering. Money laundering in the insurance industry typically involves the exploitation of various products and mechanisms to obscure the origins of illicit funds. One common method is through the purchase of insurance policies, such as life insurance, with the use of these illicit funds. Criminals may overpay premiums, surrender policies prematurely, or make fictitious claims to cycle the illicit

December 31, 2024 | 10-K 13

CITIZENS, INC.

funds back as legitimate payout. To combat global financial crime, governments and international authorities implement a range of anti-money laundering and countering of terrorist financing (AML/CFT) regulations that impact the insurance sector. Failure to comply with these regulations can result in penalties or heavy fines.

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

INSURANCE RISKS

BECAUSE MOST OF OUR REVENUE DERIVES FROM COLLECTION OF PREMIUMS ON OUR PRODUCTS AND OUR LARGEST EXPENSE IS PAYMENT OF INSURANCE BENEFITS, OUR OVERALL FINANCIAL PERFORMANCE DEPENDS UPON THE ACCURACY OF THE ASSUMPTIONS THAT UNDERLIE OUR PRODUCT PRICING. DIFFERENCES IN ACTUAL EXPERIENCE, IMPROPER EVALUATION OF UNDERWRITING RISK, MISMANAGEMENT OF CLAIMS, OR OTHER UNFORESEEN EVENTS WOULD CAUSE OUR ACTUAL RESULTS TO DIFFER FROM OUR ASSUMPTIONS, WHICH WOULD REDUCE OUR MARGINS, INCREASE OUR RESERVES AND REMEASUREMENT LOSS, NEGATIVELY AFFECTING OUR PROFITABILITY AND FINANCIAL CONDITION.

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

Additionally, the actuarial assumptions that underlie our reserves are based upon our best estimates of mortality, lapses, morbidity and discount rates. Our results will be affected to the extent there is a variance between our actuarial assumptions and actual experience. Domestic growth in the Life Insurance segment has significantly expanded in the last 2 years. Our current profitability is affected by the level of reserves we have to hold for this new business, and how closely actual experience matches our actuarial assumptions. The actuarial assumptions that underlie our reserves are based upon our best estimates and are inherently more difficult to predict for a new product line. Actuarial assumptions are continually monitored and updated at least annually to reflect overall experience as well as emerging trends.

December 31, 2024 | 10-K 14

CITIZENS, INC.

The Company’s success depends on its ability to accurately underwrite risks in order to charge adequate premiums to policyholders.

The Company’s financial results largely depend on the Company’s ability to underwrite and set premiums accurately for the risks it faces. Failure to adequately underwrite health risks (i.e., to charge lower premiums than should be charged based on an individual’s health or to accept risks of extremely unhealthy individuals) or other types of risks (e.g., politically exposed risks) could negatively impact profitability as we could pay higher benefits than our products are priced for.

Historically, we have fully underwritten most of our products in order to properly evaluate risk. For many of our newer products, primarily in the U.S., we utilize a “simplified” underwriting process where applicants generally must answer some health-related questions, but do not have to take a life insurance medical exam or submit supporting documentation. The underwriting decision is based on questions answered on the application and may be supplemented with additional medical claims history and lab data information that we get from third parties.

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

The Company’s failure to pay claims fairly, accurately, and in a timely manner, to recognize fraudulent claims, or to deploy claims resources appropriately, could result in unanticipated costs, lead to material litigation or regulatory fines, undermine customer goodwill and the Company’s reputation in the marketplace, impair its brand image and, as a result, materially and adversely affect its competitiveness, financial results, prospects, and liquidity.

Higher than expected policyholder claims related to unforeseen events may negatively impact our premium revenues and increase our benefits and expense costs, thus negatively affecting our financial condition.

Our life and health insurance products are particularly exposed to risks of catastrophic mortality, such as a pandemic or other events that result in a large number of policyholder claims. In addition, the occurrence of such an event in a concentrated geographic area could have a severe disruptive effect on our workforce and business operations. The likelihood and severity of such events cannot be predicted and are difficult to estimate. In such an event, the impact to our operations could have a material adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those problems affect employees performing operational tasks and supporting computer-based data processing, or destroy the capability to transmit, store, and retrieve valuable data. In addition, in the event that a significant number of our management were unavailable following a disaster, the achievement of our strategic objectives could be negatively impacted.

Lower than expected policyholder retention can negatively affect our business operations and liquidity.

A primary liquidity concern is the risk of unanticipated or extraordinary early policyholder withdrawals or surrenders. Some of our insurance policies include provisions, such as surrender charges, that help limit and discourage early withdrawals. However, early withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, including changes in economic conditions, changes in policyholder behavior or financial needs, changes in relationships with our independent consultants, efforts by foreign governments to tax policyholders or increases in surrenders of policies that no longer remain subject to surrender charges. These changes in surrender activity may result in remeasurement gains or losses which could increase volatility in our results of operations.

December 31, 2024 | 10-K 15

CITIZENS, INC.

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

As part of our overall risk management and capital management strategies, we purchase reinsurance for certain risks. Market conditions beyond our control determine the availability and cost of reinsurance. Any decrease in the amount of reinsurance will increase our risk of loss and may impact the level of capital requirements for our insurance subsidiaries, and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our results of operations. Accordingly, we may be forced to incur additional expenses for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms, which may adversely affect our ability to write future business, result in the assumption of more risk with respect to the policies we issue, and increase our capital requirements. The collectability of our reinsurance recoverable is primarily a function of the solvency of the individual reinsurers. We cannot provide assurance that our reinsurers will pay the reinsurance recoverable owed to us or that they will pay these recoverables on a timely basis. The insolvency of a reinsurer or the inability or unwillingness of a reinsurer to comply with the terms of a reinsurance contract may have an adverse effect on our results of operations or financial condition.

THE DISTRIBUTION OF OUR PRODUCTS THROUGH INDEPENDENT CONSULTANTS AND AGENCIES REDUCES OUR CONTROL OVER SALES AND DISTRIBUTION AND THUS SUBJECTS US TO CERTAIN RISKS THAT COULD NEGATIVELY IMPACT OUR REVENUES, OUR IN-FORCE BUSINESS, OUR BENEFITS AND EXPENSE COSTS OR OUR REPUTATION.

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

December 31, 2024 | 10-K 16

CITIZENS, INC.

Because we sell our products through independent agents, we have less control over the manner in which they sell our products.

As described above in Part I. Item 1. Business - Regulation, insurance regulators focus on market conduct, i.e., the way we sell our products. In the United States, there are several insurance regulations and federal laws that limit how we sell our products, such as the Telephone Consumer Protection Act ("TCPA"), which governs how our agents can contact customers or potential customers via telephone and text. While we expect our agents to comply with their contractual obligations to us and laws such as the TCPA, we have limited control over how they conduct their business. If violations, such as TCPA violations, were attributed to us, we could incur significant fines and if attributed to our agents, may cause them to stop selling our products. Additionally, improper conduct by the agents who sell our products could negatively impact our business reputation.

REGULATORY RISKS

INSURANCE IS A HIGHLY REGULATED BUSINESS. REGULATIONS VARY FROM JURISDICTION TO JURISDICTION AND MAY CHANGE FROM TIME TO TIME. THESE REGULATIONS AFFECT OUR OPERATIONS AND CHANGES COULD NEGATIVELY IMPACT OUR CASH FLOW, THE RESULTS OF OUR OPERATIONS, OUR LIQUIDITY AND OUR FINANCIAL CONDITION.

In addition to the legal risks related to our international operations discussed above in this Item 1A, Risk Factors, we are subject to risks related to the laws and regulations in the jurisdictions where we are domiciled and registered to do business, including Puerto Rico and various U.S. jurisdictions. These material risks are described below.

We are licensed in and subject to regulation in Puerto Rico, 43 U.S. states and Washington, D.C. Each of these jurisdictions have their own licensing and other requirements to do business in such jurisdiction. Failure to comply with all of these rules and regulations could cause us to lose a license, have a license suspended, or subject us to large fines, all of which would negatively impact our ability to do business.

In the U.S., we are primarily subject to regulation at the state-level. CICA International is registered in Puerto Rico and is subject to regulation by the Puerto Rico Office of the Insurance Commissioner ("OIC"). As a Puerto Rico International Insurer, CICA International is governed by Chapter 61 of the Puerto Rico Insurance Code. Additionally, CICA International must comply with other laws and regulations of Puerto Rico, most of which apply to our domestic subsidiaries as well, including U.S. federal laws such as the Bank Secrecy Act.

The OIC and most U.S. insurance regulatory authorities have broad discretion to grant, renew, suspend and revoke licenses and product approvals. Failure to comply with a complex landscape of rules and regulations that apply to us could preclude or temporarily suspend us from carrying on some or all of our activities or result in substantial penalties. If we are unable to maintain all required licenses and approvals, or if our insurance business is determined not to comply fully with the wide variety of applicable laws and regulations and their interpretations, our revenues, results of operations and financial condition and our reputation could be materially adversely affected.

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

December 31, 2024 | 10-K 17

CITIZENS, INC.

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
•requiring the applicable insurance company to stop selling new business; or
•as a last resort, the regulator may take over the subsidiary all of which could have a material and adverse impact on the Company’s results of operations and financial condition.

In March of 2024, Citizens and the Colorado Division of Insurance entered into a capital maintenance agreement that specifies that Citizens will infuse capital as needed to ensure that CICA Domestic's RBC remains above 350%. Any required capital contribution could negatively impact our capital resources and liquidity.

In our CICA Domestic business, we pay advance commissions on some of our insurance products, meaning we pay an agent a portion of their first year commission immediately upon sale of a policy, rather than "as earned", or when premiums are received by us. On a statutory basis, commission advances are non-admitted assets, which means that our expenses are increased and our statutory capital reduced until the commissions are recouped from premiums paid. This could cause us to have to contribute extra capital to CICA Domestic to maintain the required level of capital and surplus. Additionally, rapid growth in first year sales of these products creates a significant increase in commission payments, which reduces our available cash, negatively affecting our liquidity. We may seek options, such as loans at the holding company level (from the Credit Facility or otherwise) that would allow us to reduce the liquidity risk should CICA Domestic's commission payments exceed current resources or require additional capital contributions from Citizens. If we are unable to borrow money to contribute capital to CICA Domestic, we could be exposed to cash flow strain.

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

Because a primary goal of insurance regulations is to protect policyholders, claims of our subsidiaries' creditors, including policyholders, have priority with respect to the assets and earnings of the subsidiaries over the claims of other creditors (including us) and Citizens' shareholders. If any of our subsidiaries become insolvent, liquidates or otherwise reorganizes, our policyholders will have a priority to receive the assets of such subsidiary and Citizens may have no rights to receive cash or other assets of such subsidiaries.

If our internal sources of liquidity prove to be insufficient to cover our holding company operations, we may have to sell investments earlier than we want to sell them or in less than favorable market conditions, or we may have to seek external sources of capital. In May 2024, we renewed our Credit Facility with Regions Bank for an additional three years. See Part IV. Item 15. Note 8. Commitments and Contingencies in the notes to our consolidated financial statements, herein, for a description of the Credit Facility. To date, we have not utilized the Credit Facility, but if internal sources of capital are not sufficient to meet our operating needs, we may need to utilize the Credit Facility or increase the borrowing availability under the Credit Facility. Borrowing money, increasing our borrowing availability under the Credit Facility or obtaining financing for even a small amount of capital could be challenging or expensive in unfavorable market conditions and during periods of economic uncertainty. The availability of financing

December 31, 2024 | 10-K 18

CITIZENS, INC.

will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and the possibility that customers or lenders could develop a negative perception of our financial prospects. We may also need to raise capital through issuing our stock. Raising capital in unfavorable market conditions could increase our interest expense or negatively impact our shareholders through dilution of their common stock ownership of the Company.

FINANCIAL RISKS

Changes in accounting standards may adversely affect our reported results of operations and financial condition.

Our consolidated financial statements are subject to the application of GAAP in the U.S., which is periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board ("FASB") and the National Association of Insurance Commissioners ("NAIC"). Updates or revisions, including underlying assumptions, projections, estimates or judgments/interpretations by management, could have a material adverse effect on our business, financial condition and results of operations. In addition, the required adoption of new accounting standards may result in significant incremental costs associated with initial implementation and ongoing compliance. See Part IV. Item 15. Note 1. Summary of Significant Accounting Policies in the notes to our consolidated financial statements contained herein for additional information regarding accounting updates.

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

A.M. Best reviews CICA Domestic and publishes its financial strength rating as an indicator of our ability to fulfill our contractual obligations. This rating is important to maintaining public confidence in our insurance products. A downgrade or other negative action by A.M. Best with respect to the financial strength rating of CICA Domestic could negatively affect us by limiting or restricting the ability of CICA Domestic to attract independent insurance agencies to distribute our products or reduce the attractiveness of our products to consumers.

ECONOMIC ENVIRONMENT RISKS

INVESTMENT INCOME IS A MATERIAL PORTION OF OUR TOTAL REVENUES. CHANGING FINANCIAL CONDITIONS SUCH AS MARKET VOLATILITY, CHANGES IN INTEREST RATES, OR INFLATION MAY ADVERSELY AFFECT OUR REVENUES, OUR RESULTS OF OPERATIONS AND OUR FINANCIAL CONDITION.

Global or regional changes in the financial markets or economic conditions could adversely affect our business in many ways, including the following:

•Inflation, recession, an increase in unemployment rates or declines in consumer confidence could lead people to conserve cash, thereby causing a decrease in new sales and renewal premiums, or an

December 31, 2024 | 10-K 19

CITIZENS, INC.

increase in surrenders and lapses, which would cause a decline in our premium revenue or increase in benefit expenses paid out.
•Market volatility, specifically declining equity markets, negatively impact the fair market value of our equity securities, leading to investment-related losses that negatively affect our GAAP operating revenue and profitability.
•We are subject to credit risk in our investment portfolio. Defaults by third parties in the payment or performance of their obligations under these securities could reduce our investment income or result in the recognition of realized losses. Additionally, downgrades in the bonds in our portfolio may result in the recognition of credit related allowances and cause us to reduce the carrying value of our investment portfolio. Any event reducing the value of our securities on an other than temporary basis may have a material adverse effect on our business, results of operations, or financial condition. The decision of whether to record a credit loss impairment is determined by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability as well as our ability and intent to hold the securities to recovery or maturity. There can be no assurance that we have accurately assessed the level of impairments taken.
•Low or declining interest rates could negatively affect us for many reasons, including:
◦Our fixed maturity investment portfolio is primarily invested in callable securities. As interest rates remained ultra-low for a decade until 2022, many of these securities were called and we had to reinvest in lower interest rate bonds, leading to reduced net investment income and low yields.
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

December 31, 2024 | 10-K 20

CITIZENS, INC.

PERSONAL IDENTIFYING INFORMATION, COULD RESULT IN A MATERIALLY ADVERSE EFFECT ON OUR BUSINESS, REPUTATION, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our failure to maintain effective information systems could adversely affect our business.

Our policyholder administration system allows us to administer almost all of our business, including issuing policies, crediting premiums to such policies, and payment of commissions to our agents. We must maintain and enhance our existing system and develop and integrate new information systems in a cost-effective manner to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. If we do not maintain adequate systems, we could experience adverse consequences, including inability to accept new applications or issue new products, inadequate information on which to base pricing, underwriting and reserve decisions, regulatory problems, failure to meet prompt payment obligations, increases in administrative expenses and loss of customers. Our failure to maintain effective and efficient information systems, or our failure to consolidate our existing systems could have a material adverse effect on our results of operations and financial condition.

Our primary policy administration system is a mainframe-based, legacy-type system that requires an ongoing commitment of resources to maintain current standards. Our system utilizes proprietary code requiring highly skilled personnel. Due to the unique nature of our proprietary operating environment, we could have difficulty finding personnel with the skills required to provide ongoing system maintenance and development as we seek to keep pace with changes in our products and business models, information processing technology, evolving industry and regulatory standards and policyholder needs.

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

A cyber attack or other security breach could result in the unauthorized disclosure or loss of confidential data, damage our reputation or relationships, and expose us to significant financial and legal liability, which may adversely affect our business, results of operations, or financial condition.

We collect, maintain and use information, including proprietary and personally identifiable information ("PII"), of our applicants, policyholders, independent agents and others. As part of our normal business operations, we engage third-party providers, such as companies who print and mail our policies and premium notices, data programmers, marketing companies, and agents, who may also collect, store, access, process, and transmit this PII. Various federal and state laws, as well as laws of the countries in which our policyholders reside, address the use and disclosure of PII.

We devote significant resources and employ security measures to help protect our information technology systems and confidential information, including PII, and we have programs in place to detect, contain, and respond to cyber security incidents. We also have a stringent process to analyze the systems of our third-party vendors and partners who may collect and/or have access to our PII. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we and our third-party providers may be unable to anticipate these techniques or implement adequate preventative measures. In addition, hardware, software, or applications we develop or procure from third parties or through open source solutions may contain defects in design or manufacture or other problems that could unexpectedly compromise our information security. Unauthorized parties, whether within or outside our company, may disrupt or gain access to our systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, or other cyber attacks, computer viruses, malicious codes, and similar means of unauthorized and destructive tampering.

December 31, 2024 | 10-K 21

CITIZENS, INC.

We and our third-party providers may experience information security incidents from time to time. There is no assurance that our security systems and measures will be able to prevent, mitigate, or remediate cyber attacks. A successful penetration or circumvention of the security of our information technology systems, or those of third parties with whom we do business, could cause serious negative consequences for us, including significant disruption of our operations, unauthorized disclosure or loss of confidential information, harm to our brand or reputation, loss of customers and revenues, violations of privacy and other laws, exposure to litigation, monetary damages, regulatory enforcement proceedings, fines, and potentially criminal proceedings and penalties. If we are unaware of the incident for some time after it occurs, our exposure could increase. In addition, the costs to address or remediate systems disruptions or security threats or vulnerabilities, whether before or after an incident, could be significant. As we continue to build our digital capabilities and focus on enhancing the customer experience, the amount of information that we retain and share with third parties is likely to grow, increasing the cost to prevent data security breaches and the cost and potential consequences of such breaches.

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

As mentioned above, we rely on our technology systems to operate our business. In the event of a cyber attack, cyber security breach or other information technology systems failure, whether due to a disaster such as a natural catastrophe, an epidemic, a terrorist attack, or war, the inability to use our policy administration system and other information systems, or an unanticipated problem with our disaster recovery systems, would have a material adverse impact on our ability to conduct business and depending on how long the inability to use such systems lasts, on our results of operations and financial condition.

RISKS RELATED TO HOLDING OUR SECURITIES

The number and location of our shareholders may make it difficult to obtain approval of certain corporate actions.

Because we allow our policyholders to use their policy dividends to purchase our Class A common stock through our SIP, we have almost 83,000 shareholders and approximately 40% of our shareholders hold less than 100 shares each. Many of these shareholders are located in Latin America and the Pacific Rim, where most of our policies are sold, and English may not be their native language. We believe that because of this, we typically have low voter turn-out at our annual meetings and therefore any proposal, such as one related to a merger or an acquisition of our Company, or an amendment to our articles of incorporation, that may require the affirmative vote of a majority of the outstanding shares of our Class A common stock, may be difficult to approve.

Our Class A common stock is not registered in any foreign country.

As mentioned above, a significant portion of our Class A common stock has been purchased under the SIP by foreign holders of life insurance policies. The Class A common stock sold under the SIP is registered with the SEC pursuant to a Form S-3 registration statement under the Securities Act of 1933 but is not registered under the laws of any foreign jurisdiction. If a foreign securities regulatory authority were to determine the offer and sale of our Class A common stock under the SIP was not allowed under applicable laws and regulations of its jurisdiction, such authority may issue or assert a fine, penalty or cease and desist order against our offer and sale of Class A common stock in that foreign jurisdiction. There is a risk our Class A common stock price could be negatively impacted by a decrease in participation in the SIP.

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

December 31, 2024 | 10-K 22

CITIZENS, INC.

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

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third-party assessments, IT security, and external audits. Cybersecurity risks are integrated into our overall enterprise risk management process. To defend, detect and respond to cybersecurity incidents, we, among other things perform penetration testing using external third-party tools and techniques to test security controls and conduct employee training.

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

Our risk management program also assesses third-party risks where we identify and mitigate risks from third-parties such as vendors, suppliers, and other associated business partners. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers when handling and/or processing our employee, business or customer data. In addition to new vendor onboarding, we perform periodic ongoing security reviews of our critical vendors.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Cybersecurity and Technology Risks” included as part of our risk factor disclosures at Part I. Item 1A. Risk Factors of this 10-K.

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

December 31, 2024 | 10-K 23

CITIZENS, INC.

Cyber Governance

Cybersecurity is a key element of the Company's enterprise risk management ("ERM"). Identification and management of the Company's key risks, including cybersecurity, starts with the executive management team, who is responsible for identifying key strategic, insurance, financial, regulatory and operational risks to the Company and managing them on a day-to-day basis. Because of the importance of cybersecurity, the Company has a Chief Information Security Officer ("CISO") who is primarily responsible for managing our cybersecurity risk in conjunction with our Chief Information Officer. Our CISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from employees in the information technology team and through the use of technological tools and software and results from third-party audits. We have an escalation process in place to inform senior management and the Board of Directors of material issues.

Our CISO has served in that position since 2018 and is an experienced security leader with over 20 years’ experience. In addition to his current role, our CISO has led security and IT audit functions at healthcare technology and population health organizations. His experience includes work in the fields of security, application development, and internal audit at a Fortune 100 company. Our CISO is a Certified Information Security Manager ("CISM"), Certified Information Systems Auditor ("CISA"), and a member of the ISACA and ISSA organizations. He received his bachelors’ degree from Middle Tennessee State University and served in the United States Marine Corps. Additionally, Gerald W. Shields, our former Chief Executive Officer and now a member of the Board of Directors, has experience in assessing and managing cybersecurity risk and, in addition to his former roles as Chief Information Officer at several companies, has a Cyber Security Oversight Certificate from Carnegie Mellon Institute.

Our Audit Committee Charter tasks this committee with oversight of the Company's major enterprise risk exposure, including risks related to cybersecurity, and the steps management takes to monitor and control such exposures. The Audit Committee holds its regular meetings on a quarterly basis and at each of those meetings receives an information security update report from the Company's CISO, which report includes cybersecurity events that may have impacted the Company as well as an overview of the Company's security program and efforts to prevent, detect, mitigate, and remediate issues. The CISO also attends the regularly scheduled Board meetings to give his information security report to all members of the Board.

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

As previously disclosed, the jury found that Citizens should pay Alexis Delgado and Carlos Nalsen Landa, former independent consultants, approximately $1.3 million for “money had and received”, an equitable theory that claimed that the Citizens Companies would be unjustly enriched if they didn’t pay past and future commissions to Delgado and Landa. Additionally, the trial court awarded defendants Michael P. Buchweitz and Randall Riley approximately $3.5 million of their legal fees incurred during the trade secret lawsuit. On August 16, 2024, the judge signed a Final Judgment reflecting the jury decision and the court award of the legal fees. We do not believe the jury properly found that Delgado or Landa were entitled to any prior or future commissions as there was no evidence that we actually held any amount of commissions that they claim they should have received. We also do not believe that Riley or Buchweitz are entitled to legal fees because they were found to have breached the contracts whose fee shifting provisions they sought to invoke.

On September 17, 2024, we filed an appeal bond with the trial court in order to stay any execution of the judgment against us.

December 31, 2024 | 10-K 24

CITIZENS, INC.

We have appealed the judgment against us and the appeal is currently pending in the Court of Appeals, Third District of Texas, case number 03-24-00745-CV.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

December 31, 2024 | 10-K 25

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

Holders. The number of stockholders of record as of March 10, 2025 was as follows:

•	Class A Common Stock -	82,505
•	Class B Common Stock -	—

Dividend Policy. We have never paid cash dividends on our Class A or B common stock and do not expect to pay cash dividends in the foreseeable future, as it is our policy to retain earnings for use in the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans. See Part IV. Item 15. Note 13. Stock Compensation for equity compensation plan information.

Recent Sales of Unregistered Securities; Use of Proceeds. None.

Item 5(c)

Issuer Purchases of Equity Securities. None.

Item 6.   [RESERVED]

December 31, 2024 | 10-K 26

CITIZENS, INC.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

OVERVIEW

For over 55 years, Citizens has been fulfilling the needs of our policyholders and their families by providing insurance products that offer both living and death benefits. We conduct insurance related operations through our insurance subsidiaries, which provide benefits to policyholders globally. We specialize in offering primarily individual whole life insurance, endowment products and final expense insurance in niche markets where we believe we can optimize our competitive position.

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

Objective of our Management's Discussion and Analysis

We refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “MD&A”. The objective of our MD&A is to provide investors with a succinct analysis of the Company's financial performance from management's perspective. We start by discussing how industry developments and economic circumstances in general (e.g., interest rate environment) affected or could affect our financial performance and then discuss how certain events specifically impacted our business. We summarize our financial highlights and discuss the factors that we believe drive our operating results. We then discuss in more detail our results of operations for the year ended December 31, 2024 so an investor or potential investor understands the various line items of our profit and loss statements from management’s perspective. Since our investments are one of two principal sources of our revenues, we describe them in detail. Finally, we discuss our capital resources and liquidity so investors better understand how those resources are utilized and how we are able to meet our cash needs.

Throughout the MD&A, we describe how we view the Company and which matters we believe are reasonably likely to affect future operations. We describe our priorities for the business in Part I. Item 1. Business - Strategic Initiatives and in the MD&A, we describe how we performed on those initiatives and any known trends or uncertainties that might impact our ability to achieve our goals.

ECONOMIC AND INSURANCE INDUSTRY DEVELOPMENTS

Over the last decade, life insurers have faced numerous disruptions as an industry, including profitability challenges driven by low interest rates, a global pandemic, high inflation followed by a rapid rise in interest rates, volatility in equity markets, and geopolitical uncertainty. These significant trends and developments have and are impacting our business and industry as follows.

•Increase in Interest Rates; Volatility in Equity and Credit Markets; Inflation. The material uptick in interest rates over the past few years has benefited the life insurance sector with respect to increased yields and higher net investment income. However, this benefit was offset by a move to material unrealized loss positions on fixed-income portfolios.
Inflation has also impacted our industry over the past few years. As the price of energy and food rises, customers have less discretionary income to spend on insurance products. As the inflationary environment continues, the industry may see a rise in the number of policy lapsing, especially among lower- and middle-income customers.
•Sustained Low Interest Rate Environment Prior to 2022. Market interest rates are a key driver of our results. The multi-year sustained low interest rate environment significantly reduced the overall

December 31, 2024 | 10-K 27

CITIZENS, INC.

yield on investments, as regulations require that the vast majority of a life insurance company's portfolio consist of fixed income securities, which are primarily callable. As interest rates declined, these fixed income securities were called and had to be re-invested in lower rate investments. This has reduced and may continue to reduce profit margins for life insurers:
◦by reducing the spread between guaranteed interest rates credited to policyholders and interest earned on supporting assets. As older endowment and annuity products are maturing, the guaranteed interest rates may be higher than current yields;
◦by surrendering or lapsing products sold during the last several years with lower interest rate guarantees, as customers look to invest in higher interest rate products; or
◦because products may have been priced with assumptions of higher interest rates (and higher interest earned on supporting assets), life insurance companies may have to increase reserves or trigger loss recognition that could accelerate amortization of COIA.

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
•Technology Adoption. Innovation and digital development strategies, including the use of generative AI, continue to evolve and impact all industries, including the insurance industry. The insurance industry is focused on digitizing distribution channels and empowering agents with advanced digital capabilities. Access to real-time data has streamlined the way we underwrite our products. The rapid development of artificial intelligence and the demand for fee-based, value-added services are challenging our industry. Therefore, it is critical that we embrace these changes for the benefit of our policyholders, agents, employees and stockholders.

EVENTS THAT IMPACTED OUR BUSINESS

From time to time, certain events may affect our business in ways that cause current or future results to differ from past results. In addition to factors described in Part I. Item 1A. Risk Factors, the following events impacted our results of operations or financial condition.

Continued Elevated Interest Rates

To combat the inflation that began as a result of the COVID-19 pandemic, interest rates rose significantly starting in 2022 after being ultra-low for almost a decade. In just a 16-month span starting in March 2022, the Federal Open Market Committee of the Federal Reserve lifted their key benchmark rate from a near-zero percent to a 22-year high of 5.25% - 5.5%. Higher interest rates typically reduce the market value of fixed income assets, as the interest payments from existing fixed income assets become less competitive relative to newer higher rate fixed income instruments. As a life insurer, we strive to match our asset duration to our liability duration. Since a vast majority of our investment portfolio is long duration fixed maturity securities, our investment portfolio was impacted by these rising rates. Higher interest rates resulted in an accumulated pre-tax net unrealized loss of $180.3 million on our available-for-sale securities at December 31, 2024 compared to an accumulated pre-tax net unrealized loss of $150.1 million at December 31, 2023.

The credit ratings and default risk of our fixed maturity securities were not significantly impacted by the rise in interest rates and because we intend to hold the long-term investments to maturity, we do not believe that the current unrealized loss is indicative of our long-term financial strength, as we expect the market values to recover prior to the maturity date of most of these investments.

December 31, 2024 | 10-K 28

CITIZENS, INC.

Investment Related Losses due to BlackRock write-down

As we have previously discussed, investment related gains and losses derive principally from our investments in equity securities and include unrealized gains and losses from market price changes in these equities during the period. As evidenced, investment related gains and losses can cause significant fluctuations from period to period and while they are included in our operating revenue, we do not believe they are indicative of our operating results.

In December 2024, BlackRock, Inc. ("BlackRock") announced a substantial write-down of its Global Renewable Power Fund III, a $4.8 billion flagship renewable fund, due to the collapse of two key investments: Northvolt and SolarZero. We had invested in this fund as part of our environmental, social and governance ("ESG") initiatives and although we did not sell this investment, due to the write-down, we reported an investment related loss on this investment of $3.3 million. This sector has experienced market headwinds primarily driven by rising interest rates, supply chain disruption and less certain policy environment.

Legal Proceedings

See Part IV. Item 15. Note 8. Commitments and Contingencies, as well as Part I. Item 3. Legal Proceedings - Trade Secret Lawsuit for a discussion of the trade secret lawsuit, which has impacted our results of operations and could negatively impact our cash if we do not succeed in our appeal.

FINANCIAL HIGHLIGHTS

Summary

Net income before federal income tax decreased to $15.0 million in 2024 from $26.2 million in 2023. The factors that impacted this change were:
•$3.4 million decrease in investment related gains and losses primarily related to the BlackRock write-down;
•the accrual of $3.5 million in legal fees awarded to the certain defendants in the trade secret lawsuit; and
•total premium revenues increased by $6.3 million in 2024 for the first time in 7 years, but offset by an $11.5 million increase in total insurance benefits paid or provided.

Financial Condition at December 31, 2024

•Total assets of $1.7 billion.
•Total direct insurance in force of $5.2 billion.
•Total investments of $1.4 billion; fixed maturity securities comprised 88% of total investments.
•No debt.
•Diluted earnings per share of Class A common stock of $0.29.
•Book value per share of Class A common stock of $4.21.
•Adjusted book value per share of Class A common stock of $6.141.

The Factors that Drive our Operating Results

We see the following as the primary factors that drive our operating results.

•Sales (i.e., premium revenues)
•Investments
•Claims and surrenders
•Operating expenses
•Actuarial assumptions

1 Adjusted book value per of Class A common share is a non-GAAP measure that is calculated by dividing actual Class A common stockholders’ equity, excluding AOCI, by the number of Class A common shares outstanding at the end of the period.

December 31, 2024 | 10-K 29

CITIZENS, INC.

Premium revenues and investment income are our two primary sources of income and thus key to our profitability.

Premium Revenues. Premium revenues consist of all money deposited by customers into new and existing insurance policies. We view these premiums in two categories - first year premiums are premiums received within the first 12 months of a policy's issuance and any premiums received thereafter are renewal premiums.

We believe sales statistics are meaningful to gaining an understanding of, among other things, the attractiveness of our new products, how expansion of our distribution channels affects our revenue, customer retention and the performance of our business from period to period. Throughout the MD&A and in Part I. Item 1. Business, we describe the actions and initiatives that we are taking to increase sales and improve retention, sales performance in each period and as compared to prior periods, and how we view trends with respect to sales and retention.

Over the last couple of years, we began our "white label" program to expand our distribution by expanding CICA Domestic's state licenses, developing new final expense and living benefit products, and filing these new products in multiple states. As a result, in the past year, we have significantly expanded our domestic distribution in the Life Insurance segment and first year premiums have more than doubled in this segment quarter-over-quarter and year-to-date as compared to 2023. We incur significant upfront costs in acquiring new business such as this, including the payment of sales commissions and underwriting costs, and thus in order to provide more capacity for growth, we entered into a coinsurance agreement in the second quarter of 2024 with RGA Reinsurance Company ("RGA" and the coinsurance agreement referred to as the "RGA Agreement") as discussed in Part I. Item 1. Business - Reinsurance. We refer to "direct" premiums as all premiums received and "net" or "total" premiums as all premiums received less premiums ceded to RGA and our other reinsurers.

Because we ceased operations in our property insurance business effective June 30, 2023, the premiums charts and discussions below only reflect life insurance and accident and health insurance ("A&H") premiums results.

Total direct premium revenue increased 6% in 2024, totaling $178.8 million compared to $168.0 million in 2023. This was the first time our total premium revenue has increased since 2017.

First Year Premiums. Total direct first year premiums increased 71%, to $33.0 million in 2024, compared to $19.3 million in 2023, including 106% growth in our Life Insurance segment driven by new products and an increased number of producing agents. In addition to increased first year premiums due to our domestic growth discussed above, first year premiums in our international business increased in 2024 from 2023 as we continue to work with our distribution partners to expand products and sales.

December 31, 2024 | 10-K 30

CITIZENS, INC.

Renewal Premiums. Our renewal premium revenues in 2024 decreased primarily due to the impact of a higher level of surrenders and matured endowments in our international business during the last few years, which has led to a lower number of policies paying renewal premiums.

Investment Income. Our net investment income increased from 2023 to 2024 due primarily to investment income from our limited partnership investments, a growing diversified invested asset base and reinvesting matured or called fixed income maturity securities into a higher interest rate environment.

Claims and Surrenders. Payment of policyholder benefits for claims and surrenders is our largest expense and thus also key to our profitability. The three largest components of this expense are reflected in the graph below. In 2024, compared to 2023,

•death claim benefits increased due to the significant growth in our domestic life in force business as well as a higher average claim amount in our Home Services Insurance segment,
•surrenders decreased as we continue to focus on retention efforts, and
•matured endowments increased as expected due to many of our endowment policies reaching their contractual maturity dates.

While surrenders and matured endowments do not significantly affect current profitability since reserves are released in a corresponding amount of the surrendered policy or matured endowment benefit payment, they negatively affect future renewal premium revenue and thus have a greater impact to future profitability versus current profitability.

December 31, 2024 | 10-K 31

CITIZENS, INC.

Operating Expenses. Operating expenses are our second largest expense and thus also drive our operating results. Operating expenses are meaningful to gaining an understanding of how we manage our business, including among other things, salaries, benefits, and spending on growth initiatives. The primary reason for the increase in 2024 was the accrual of $3.5 million in legal fees awarded to certain defendants in the trade secret lawsuit. We have not paid any fees and have appealed the judgment against us. See Part IV. Item 15. Note 8. Commitments and Contingencies, as well as Part I. Item 3. Legal Proceedings - Trade Secret Lawsuit for additional details. To a lesser extent, the increase was also due to our continued investment in the growth of our business and costs incurred as we transitioned to a new CEO.

Actuarial Assumptions. The actuarial assumptions that underlie our reserves are based upon our best estimates of certain factors such as mortality, lapses, morbidity and discount rates. Our results will be affected to the extent there is a variance between our actuarial assumptions and actual experience.

As discussed above, our domestic growth in the Life Insurance segment has been significantly expanded. Our current profitability is affected by the level of reserves we have to hold for this new business, and how closely actual experience matches our actuarial assumptions. The actuarial assumptions that underlie our reserves are based upon our best estimates and are inherently more difficult to predict for a new product line. As we continue our expansion into this market, we expect results will become proportionally less volatile. Actuarial assumptions are continually monitored and updated at least annually to reflect overall experience as well as emerging trends.

CONSOLIDATED RESULTS OF OPERATIONS

Our Operating Segments

We manage our business in two operating segments: Life Insurance and Home Service Insurance. See Part I. Item 1. Business for a discussion about the business operations in each segment.

December 31, 2024 | 10-K 32

CITIZENS, INC.

Our insurance operations are the primary focus of the Company, as these operations generate most of our income.  See the discussion under Segment Operations below for detailed analysis. The amount of insurance, number of policies, and average face amounts for life policies issued during the periods indicated are shown below.

Years Ended December 31,		2024		2023
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life Insurance:
International	$475,692,442	4,465	$106,538	$399,691,578	4,067	$98,277
Domestic	438,843,033	40,635	10,800	53,356,685	4,541	11,750
Total Life Insurance	914,535,475	45,100	20,278	453,048,263	8,608	52,631
Home Service Insurance	225,370,276	17,553	12,839	288,867,758	22,429	12,879
Total	$1,139,905,751	62,653		$741,916,021	31,037

In 2024, we issued $1.1 billion in new insurance, a 54% increase from 2023 and the highest amount of insurance ever issued in a year by our company. This was a direct result of our growth-oriented strategic initiatives including the introduction of new products tailored to our specific markets and expansion of our distribution channels through white-label partnerships. The introduction of new products and expanded distribution channels helped drive the increase of $0.4 billion in total insurance issued in 2024.

The growth in our Life Insurance segment is primarily attributable to strong sales of our new domestic final expense products, which accounted for almost half of the insurance issued in this segment through December 31, 2024. The Life Insurance segment also benefited from sales of our international whole life product, which accounted for 68% of total insurance issued internationally in this segment for the year ended December 31, 2024.

Insurance issued in our Home Service Insurance segment decreased for the year ended December 31, 2024 compared to the prior year period largely due to strategic actions intended to improve sales quality and persistency, which led to a decrease in our agent sales force as we focus on these improvements. We also believe the impact of inflation on the cost of living has affected new sales since the customer demographic is primarily lower-income individuals.

The amount of direct insurance inforce for the years indicated is shown below.
Overall insurance inforce growth has been and will be impacted by persistency rates, policy maturities and surrenders.

December 31, 2024 | 10-K 33

CITIZENS, INC.

REVENUES

Years ended December 31, (In thousands)	2024	2023
Revenues:
Premiums:
Life insurance	$171,561	164,609
Accident and health insurance	1,785	1,637
Property insurance	(18)	793
Net investment income	69,712	69,254
Investment related gains (losses)	(2,626)	760
Other income	4,587	3,627
Total revenues	$245,001	240,680

The Company stopped accepting premiums for property insurance at the end of May 2023 and ceased operations on June 30, 2023. Therefore, the table below shows a summary of our life and A&H premiums for the periods indicated.

Years ended December 31, (In thousands)	2024	2023
Life and A&H premiums:
Direct premiums:
First year	$33,022	19,289
Renewal	145,819	148,688
Total direct life and A&H premiums	178,841	167,977
Reinsurance	(5,495)	(1,731)
Total premiums	$173,346	166,246

Total revenues increased in 2024 driven by an increase in direct premium revenue for the first time since 2017.

Our first year direct premiums increased 71% in 2024 compared to 2023 due to our new product offerings and expanded domestic distribution. Our direct renewal premiums comprised 82% of our total direct premium revenue in 2024 and 89% in 2023. Renewal premiums declined by 2% in 2024 compared to 2023; as discussed above, the decline in Life Insurance segment renewal premiums is due to the impact from a higher level of surrenders during the last few years and increasing matured endowment benefits.

Reinsurance ceded premiums increased in the twelve months ended December 31, 2024 compared to the same periods in 2023 due to the RGA Agreement entered in the second quarter of 2024, which relates to our CICA Domestic business.

December 31, 2024 | 10-K 34

CITIZENS, INC.

Net Investment Income. A summary of our net investment income and net investment income performance is as follows:

Years ended December 31, (In thousands, except for %)	2024	2023
Gross investment income:
Fixed maturity securities	$60,940	60,127
Equity securities	302	630
Policy loans	5,597	6,011
Other long-term investments	4,846	4,509
Other	834	576
Total investment income	72,519	71,853
Investment expenses	(2,807)	(2,599)
Net investment income	$69,712	69,254

Average invested assets, at amortized cost	$1,527,356	1,517,685
Yield on average invested assets	4.56%	4.56%

Fixed maturity securities constitute the vast majority, or 88%, of our investment portfolio based on fair value and thus provide the majority of our net investment income. Our fixed maturity investment portfolio, primarily invested in callable securities, has faced challenges due to the sustained low interest rate environment over the past decade. Many securities were called between 2019 and 2021, necessitating reinvestment in lower interest rate fixed maturity assets, which has begun and will continue to impact net investment income and yields. However, diversification into limited partnership investments has helped offset this challenging investment environment.

Investment Related Gains (Losses).  We recorded an investment related loss of $2.6 million during 2024, compared to a gain of $0.8 million in 2023. As discussed above, the loss in 2024 was due to our write-down of the BlackRock ESG investment. We did not sell this investment; however, the changes in fair values of our equity securities are reflected as investment related gains or losses in our income statement, in addition to executed transactions that result in a gain or loss.

Other Income. Other income consists primarily of supplemental contracts issued to international policyholders in our Life Insurance segment upon the surrender or maturity of their original policies. Supplemental contracts offer our policyholders the opportunity to leave their cash with us and be paid interest at a guaranteed rate or receive an annuity, at their option.

December 31, 2024 | 10-K 35

CITIZENS, INC.

BENEFITS AND EXPENSES

Years ended December 31, (In thousands)	2024	2023
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$146,082	135,993
Increase (decrease) in future policy benefit reserves	(4,286)	(5,624)
Policyholder liability remeasurement (gain) loss	4,756	4,460
Policyholders' dividends	5,355	5,542
Total insurance benefits paid or provided	151,907	140,371
Commissions	49,118	39,241
Other general expenses	52,266	47,131
Capitalization of deferred policy acquisition costs	(41,302)	(28,301)
Amortization of deferred policy acquisition costs	17,435	15,460
Amortization of cost of insurance acquired	597	604
Total benefits and expenses	$230,021	214,506

Payments of claims and surrenders benefits and other general expenses constitute the majority of our expenses.

Claims and Surrenders.

Years ended December 31, (In thousands)	2024	2023
Claims and surrenders:
Death claim benefits	$24,292	22,458
Surrender benefits	53,609	56,856
Endowment benefits	7,554	8,296
Matured endowment benefits	53,551	41,855
Property claims	(11)	699
Accident and health benefits	402	458
Other policy benefits	6,685	5,371
Total claims and surrenders	$146,082	135,993
Death claim benefits increased 8% in 2024 compared to 2023 due primarily to the increase in policies issued over the past few years and an increase in the average amount of claims reported in our Home Service Insurance segment.

Surrender benefits decreased 6% in 2024 compared to 2023. Surrenders are primarily related to international policies that have passed their surrender charge period. We have implemented retention initiatives over the past few years, which we believe are helping to decrease surrenders.

Many of our endowment policies are reaching their contractual maturity dates and thus matured endowment benefits are increasing. We anticipated the $11.7 million increase in 2024 based upon the contractual maturity dates and expect continued increases in matured endowment benefits over the next few years as more of these contracts expire.

Increase (Decrease) in Future Policy Benefit Reserves.  Future policy benefit reserves reflect the liability established to provide for the payment of policy benefits that we expect to pay in the future and thus generally increase when we have a larger in force block of business due to higher sales and persistency (i.e., more policies on which we expect to pay future benefits) and decrease when we have lower sales and persistency. In the year

December 31, 2024 | 10-K 36

CITIZENS, INC.

ended December 31, 2024, the change in future policy benefit reserves increased due to the amount of reserves on new insurance issued and the in force book of business somewhat offset by released reserves in connection with higher matured endowments.

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

Commissions. Commission expenses are a cost of acquiring business, as commissions are the primary compensation paid to our independent consultants and independent agents for selling our products. First year commission rates are higher than renewal commission rates and thus commissions fluctuate directly in relation to first year sales. The increases in first year sales in the year ended December 31, 2024 led to an increase in commission related expenses as compared to prior years.

Other General Expenses.  Total general expenses increased $5.1 million, or 11%, in 2024 compared to 2023. The increase was primarily driven by the $3.5 million accrual related to the trade secret lawsuit, as well as costs related to strategic growth initiatives and costs incurred as we transitioned to a new CEO. We continue to work on managing controllable operating expenses while investing in growth initiatives.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  We capitalize costs related to successful sales of our insurance products, which include certain commissions, policy issuance costs, and underwriting and agency expenses. These costs vary based upon amounts of premiums received related to new and renewal business. Capitalized DAC increased during 2024, which is in line with the increases in new sales activity.  Significantly lower amounts are capitalized related to renewal business in correlation with the lower commissions paid on that business compared to first year business, which has higher commission rates.

Amortization of Deferred Policy Acquisition Costs. Amortization of DAC totaled $17.4 million and $15.5 million in 2024 and 2023, respectively. DAC is amortized on a constant level basis over the expected term of the related contracts to approximate straight-line amortization.

SEGMENT OPERATIONS

We operate in two business segments: Life Insurance and Home Service Insurance.

These segments are reported in accordance with U.S. GAAP. The Company evaluates profit and loss performance based on U.S. GAAP net income (loss) before federal income taxes for these segments. The Company's Other Non-Insurance enterprises include non-insurance operations such as IT and corporate-support functions, which are included in the table presented below to properly reconcile the segment information with the consolidated financial statements of the Company.

December 31, 2024 | 10-K 37

CITIZENS, INC.

The following table sets forth income (loss) before federal income taxes by segment during the periods indicated.

Years ended December 31, (In thousands)	2024	2023
Income before federal income taxes:
Segments:
Life Insurance	$22,946	28,621
Home Service Insurance	2,480	3,013
Total Segments	25,426	31,634
Other Non-Insurance Enterprises	(10,446)	(5,460)
Total income before federal income taxes	$14,980	26,174

LIFE INSURANCE

Detailed results of operations for the Life Insurance segment for the periods indicated are as follows:

Years ended December 31, (In thousands)	2024	2023
Revenues:
Premiums:
Life insurance	$129,426	121,424
Accident and health insurance	763	721
Net investment income	54,666	54,352
Investment related gains (losses), net	(2,185)	301
Other income	4,483	3,605
Total revenues	187,153	180,403
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	123,020	113,428
Increase (decrease) in future policy benefit reserves	(10,501)	(10,931)
Policyholder liability remeasurement (gain) loss	5,380	4,153
Policyholders' dividends	5,332	5,512
Total insurance benefits paid or provided	123,231	112,162
Commissions	35,795	22,896
Other general expenses	25,898	23,969
Capitalization of deferred policy acquisition costs	(35,404)	(20,251)
Amortization of deferred policy acquisition costs	14,584	12,895
Amortization of cost of insurance acquired	103	111
Total benefits and expenses	164,207	151,782
Income (loss) before federal income taxes	$22,946	28,621

In our Life Insurance segment, income before federal income tax was $22.9 million in 2024, as compared to $28.6 million in 2023 as $8.0 million in higher premium revenue was offset by an increase in total insurance benefits paid or provided and the investment related losses due to the BlackRock write-off. Other general expenses were also higher to support our CICA Domestic growth.

December 31, 2024 | 10-K 38

CITIZENS, INC.

Life Insurance segment premium breakout is detailed below.

Years ended December 31, (In thousands)	2024	2023
Premiums:
Direct premiums:
First year	$27,796	13,479
Renewal	107,861	110,372
Total direct premiums	135,657	123,851
Reinsurance	(5,468)	(1,706)
Total premiums	$130,189	122,145

Premiums. Direct premiums increased by $11.8 million in 2024 as compared to 2023 due to the sales of new products and expanded domestic distribution in addition to increased first year premiums in our international business due to increased production by our existing agents in South America. Due to the RGA Agreement, premiums ceded increased and thus total premiums increased by $8.0 million.

While our domestic life insurance business drove the significant increase in first year premiums, life insurance premiums are generated largely from our international policyholders living in almost 80 different countries across the globe. The following table sets forth our premiums by location for the years ended December 31, 2024 and 2023.

Years ended December 31, (In thousands, except for %)	2024	2023
International premiums:
Colombia	$25,727	25,453
Taiwan	16,690	17,760
Venezuela	14,305	15,143
Ecuador	13,159	13,379
Argentina	10,319	9,533
Other Non-U.S.	39,315	38,943
Total international premiums	119,515	120,211
Domestic premiums	15,417	4,229
Reinsurance and change in premium accruals	(4,743)	(2,295)
Total premiums	$130,189	122,145

Investment Related Gains (Losses), Net.  The investment related gains and losses in 2024 increased due to the BlackRock write-down. These gains and losses are generally a result of the change in estimated fair market value for our limited partnerships, as previously discussed.

December 31, 2024 | 10-K 39

CITIZENS, INC.

Claims and Surrenders. The following table sets forth our primary claims and surrender benefits within our Life Insurance segment.

Years ended December 31, (In thousands)	2024	2023
Claims and surrenders:
Death claim benefits	$5,857	4,803
Surrender benefits	49,793	53,462
Endowment benefits	7,546	8,289
Matured endowment benefits	52,915	41,252
A&H and other policy benefits	6,909	5,622
Total claims and surrenders	$123,020	113,428

The majority of our claims and surrender benefits in our Life Insurance segment were related to payment of surrender benefits and matured endowment benefits. Many of our endowment policies are reaching their contractual maturity dates and thus matured endowment benefits are increasing. We expect this trend to continue over the next few years. Surrender benefits decreased in 2024 compared to 2023, which we believe is due to our retention efforts. Death claims benefits increased in 2024 compared to 2023 as we saw a higher number of reported claims due to the increase in policies issued, primarily in our new domestic business. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

Other General Expenses. General expenses increased due primarily to expenses related to costs associated with the expansion of our domestic life insurance business.

December 31, 2024 | 10-K 40

CITIZENS, INC.

HOME SERVICE INSURANCE

Detailed results of operations for the Home Service Insurance segment for the periods indicated are as follows:

Years ended December 31, (In thousands)	2024	2023
Revenues:
Premiums:
Life insurance	$42,135	43,185
Accident and health insurance	1,022	916
Property insurance	(18)	793
Net investment income	14,162	13,832
Investment related gains (losses), net	(424)	522
Other income	21	17
Total revenues	56,898	59,265
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	23,062	22,565
Increase in future policy benefit reserves	6,215	5,307
Policyholder liability remeasurement (gain) loss	(624)	307
Policyholders' dividends	23	30
Total insurance benefits paid or provided	28,676	28,209
Commissions	13,323	16,345
Other general expenses	14,972	16,690
Capitalization of deferred policy acquisition costs	(5,898)	(8,050)
Amortization of deferred policy acquisition costs	2,851	2,565
Amortization of cost of insurance acquired	494	493
Total benefits and expenses	54,418	56,252
Income (loss) before federal income taxes	$2,480	3,013

In our Home Service Insurance segment, income before federal income tax was $2.5 million in 2024, as compared to $3.0 million in 2023. The decline is attributed to lower premium revenue from unfavorable persistency on newer policies, investment related losses and higher insurance benefits offset by lower other general expenses.

Premiums. Home Service Insurance segment life and A&H premium breakout is detailed below.

Years ended December 31, (In thousands)	2024	2023
Direct life and A&H premiums:
First year	$5,226	5,810
Renewal	37,958	38,316
Total direct life and A&H premiums	$43,184	44,126

Our life and A&H premiums declined in 2024 compared to 2023 due largely to strategic actions intended to improve sales quality and persistency, which actions led to a decrease in our agent sales force as we focus on these improvements. Additionally, we believe external economic pressures, such as inflation, have impacted revenue in this segment disproportionately.

December 31, 2024 | 10-K 41

CITIZENS, INC.

Claims and Surrenders.  Claims and surrender benefits, which are the largest portion of our expenses, are summarized below:

Years ended December 31, (In thousands)	2024	2023
Claims and surrenders:
Death claim benefits	$18,435	17,655
Surrender benefits	3,816	3,394
Endowment benefits	8	7
Matured endowment benefits	636	603
Property claims	(11)	699
A&H and other policy benefits	178	207
Total claims and surrenders	$23,062	22,565

The majority of claims and surrender benefits in our Home Service Insurance segment are death claim benefits. Death claim benefits increased 4% in 2024 compared to 2023 due to a higher volume of reported claims. Mortality experience is closely monitored by the Company as a key performance indicator and fluctuates from quarter-to-quarter based on reported claims.

Surrender benefits increased in 2024 compared to 2023. We believe the impact of inflation is negatively impacting persistency.

Increase in Future Policy Benefit Reserves. Future policy benefit reserves increased in 2024 compared to 2023 due to better persistency on our inforce block coupled with unfavorable retention on newer issued policies.

Policyholder Liability Remeasurement (Gain) Loss. In 2024, remeasurement gain was a result of favorable mortality experience compared to our assumptions.

Other General Expenses. Other general expenses decreased by $1.7 million in 2024 compared to 2023 due primarily to ceasing our property insurance business as discussed above.

NON-INSURANCE ENTERPRISES

Years ended December 31, (In thousands)	2024	2023
Income (loss) before federal income tax	$(10,446)	(5,460)

This operating unit represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under U.S. GAAP, which typically results in a loss. Revenue in this operating unit consists primarily of net investment income and investment related gains or losses, while expenses consist of other general expenses related to corporate functions. The loss reported for 2024 increased as other general expenses increased primarily related to the accrual for the trade secret lawsuit.

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

December 31, 2024 | 10-K 42

CITIZENS, INC.

third-party investment manager are incorporating environmental, social and governance factors into their respective investment processes as appropriate. These factors include investing in opportunities to help mitigate climate change by pursuing relevant investments across asset classes.

Our cash and invested assets at December 31, 2024 were $1.4 billion, of which 86% was invested in fixed maturity securities, all of which are classified as available-for-sale. We closely monitor the duration of our fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy our insurance obligations.

The following table shows the carrying value of our investments by investment category and cash and cash equivalents and the percentage of each to total cash, cash equivalents and invested assets.

As of December 31, (In thousands, except for %)	2024	%	2023	%
Cash, cash equivalents and invested assets:
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$9,213	0.6%	$9,715	0.7%
Corporate	794,989	56.0	787,607	55.1
Municipal bonds (1)	268,302	18.9	287,231	20.1
Mortgage-backed (2)	93,953	6.6	97,294	6.8
Asset-backed	54,504	3.9	57,134	4.0
Total fixed maturity securities	1,220,961	86.0	1,238,981	86.7
Cash and cash equivalents	29,271	2.0	26,997	1.8
Other investments:
Policy loans	71,216	5.0	75,359	5.3
Equity securities	5,447	0.4	5,282	0.4
Other long-term investments	93,604	6.6	82,725	5.8
Total cash, cash equivalents and invested assets	$1,420,499	100.0%	$1,429,344	100.0%
(1) Includes $113.4 million and $124.2 million of securities guaranteed by third parties at December 31, 2024 and 2023, respectively.
(2) Includes $92.8 million and $96.1 million of U.S. Government-sponsored enterprises at December 31, 2024 and 2023, respectively.

The carrying value of the Company’s fixed maturity securities investment portfolio at December 31, 2024 was $1.22 billion compared to $1.24 billion at December 31, 2023. As discussed above, this decrease primarily reflects the impact of interest rate sensitivity on the fair value of our fixed maturity securities. The distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2024 did not materially change from December 31, 2023 – the weighted average was “A” at both dates.

Cash and cash equivalents increased as of December 31, 2024 compared to December 31, 2023 and fluctuate from period to period primarily due to the timing of operating and investing activities.

Other long-term investments increased to $93.6 million as of December 31, 2024, as compared to $82.7 million as of December 31, 2023 due to additional funding.

December 31, 2024 | 10-K 43

CITIZENS, INC.

The following table shows annualized investment yields by segment and on a consolidated basis as of December 31 for each year presented.

Year	Life Insurance	Home Service Insurance	Consolidated
2024	4.56%	4.58%	4.56%
2023	4.58%	4.53%	4.56%

Yields on invested assets vary between segment operations due to different portfolio mixes and durations in each segment's portfolio. The consolidated yields include our other non-insurance enterprises. Our fixed maturity investment portfolio, primarily invested in callable securities, has faced challenges due to the sustained low interest rate environment over the past decade. Many securities were called between 2019 and 2021, necessitating reinvestment in lower interest rate fixed maturity assets, which has begun and will continue to impact net investment income and yields. However, diversification of our investment portfolio into limited partnership investments helped offset that challenging investment environment.

Credit quality is an important feature of our investment guidelines for our fixed maturity securities. Credit ratings reported for the periods indicated are assigned by a Nationally Recognized Statistical Rating Organization ("NRSRO") such as Moody’s Investors Service and Standard & Poor’s.  A credit rating assigned by a NRSRO is a quality-based rating, with AAA representing the highest quality and D the lowest, with BBB and above being considered investment grade.  If there is no NRSRO rating, the Company may use credit ratings of the NAIC Securities Valuation Office ("SVO") as assigned.  Securities rated by the SVO are grouped in the equivalent NRSRO category as stated by the SVO, and securities that are not rated by a NRSRO are included in the "other" category.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value.

December 31, (In thousands, except for %)	2024	%	2023	%
AAA	$36,458	3.0%	$36,233	2.9%
AA	332,010	27.2	337,841	27.3
A	393,598	32.2	394,158	31.8
BBB	449,117	36.8	463,581	37.4
BB and other	9,778	0.8	7,168	0.6
Totals	$1,220,961	100.0%	$1,238,981	100.0%

Our investment policy requires investment primarily in fixed maturity securities that are investment grade.  Non-investment grade securities are typically the result of ratings downgrades of issuers or securities acquired during acquisitions of other companies, as the Company has not purchased below investment grade securities.

December 31, 2024 | 10-K 44

CITIZENS, INC.

Obligations of States and Political Subdivisions

The Company’s fixed maturity securities investment portfolio at December 31, 2024 and 2023 included $268.3 million and $287.2 million, respectively, of securities that are obligations of states and political subdivisions, including municipalities (collectively referred to as the municipal fixed maturity security portfolio).

As of December 31, 2024, the Company held municipal fixed maturity securities that include third-party guarantees.  Detailed below is a presentation by credit rating of our municipal fixed maturity securities by funding type.

	December 31, 2024
	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Municipal fixed maturity securities shown including third-party guarantees:
AAA	$12,474	12,387	9,874	10,389	—	—	22,348	22,776	7.6%
AA	46,265	46,842	110,725	129,546	6,284	6,549	163,274	182,937	60.8
A	2,895	3,263	70,150	81,143	2,115	2,125	75,160	86,531	28.8
BBB	534	556	3,962	4,760	—	—	4,496	5,316	1.8
BB and other	2,974	3,147	50	50	—	—	3,024	3,197	1.0
Total	$65,142	66,195	194,761	225,888	8,399	8,674	268,302	300,757	100.0%
Municipal fixed maturity securities shown excluding third-party guarantees:
AA	$33,142	33,315	32,485	36,958	4,539	4,576	70,166	74,849	24.9
A	14,424	14,876	84,784	97,322	2,859	3,098	102,067	115,296	38.3
BBB	2,863	3,171	18,074	20,292	—	—	20,937	23,463	7.8
BB and other	14,713	14,833	59,418	71,316	1,001	1,000	75,132	87,149	29.0
Total	$65,142	66,195	194,761	225,888	8,399	8,674	268,302	300,757	100.0%

The table below shows the categories in which the Company held investments in special revenue fixed maturity securities that were greater than 10% of fair value based upon the Company's total municipal fixed maturity security portfolio at December 31, 2024.

(In thousands, except for %)	Fair Value	Amortized Cost	% of Total Fair Value
Education	$44,347	51,120	16.5%
Utilities	42,828	47,061	16.0%
Transportation	32,633	40,238	12.2%

The Company's municipal fixed maturity security portfolio is spread across many states. However, municipal fixed maturity securities from Texas and California comprise the most significant concentration of the total municipal fixed maturity security portfolio as of December 31, 2024. The Company holds 22% and 16% of its municipal fixed maturity security portfolio in Texas and California issuers, respectively, as of December 31, 2024. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal fixed maturity security portfolio as of December 31, 2024.

December 31, 2024 | 10-K 45

CITIZENS, INC.

The table below represents the Company's detailed exposure to municipal fixed maturity securities by credit rating in Texas at December 31, 2024.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas state and political subdivision fixed maturity securities including third-party guarantees:
AAA	$11,969	11,884	2,527	2,633	—	—	14,496	14,517
AA	16,205	16,145	14,519	17,559	—	—	30,724	33,704
A	—	—	13,897	18,057	—	—	13,897	18,057
Total	$28,174	28,029	30,943	38,249	—	—	59,117	66,278

Texas state and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$23,584	23,439	3,058	3,691	—	—	26,642	27,130
A	3,090	3,090	15,864	18,068	—	—	18,954	21,158
BBB	—	—	3,166	3,415	—	—	3,166	3,415
BB and other	1,500	1,500	8,855	13,075	—	—	10,355	14,575
Total	$28,174	28,029	30,943	38,249	—	—	59,117	66,278

The table below represents the Company's detailed exposure to municipal fixed maturity securities by credit rating in California at December 31, 2024.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
California state and political subdivision fixed maturity securities including third-party guarantees:
AA	$2,023	2,080	30,874	37,407	2,437	2,734	35,334	42,221
A	1,271	1,650	6,971	8,689	—	—	8,242	10,339
Total	$3,294	3,730	37,845	46,096	2,437	2,734	43,576	52,560
California state and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$446	445	4,162	5,058	692	760	5,300	6,263
A	2,848	3,285	19,675	23,998	1,745	1,974	24,268	29,257
BB and other	—	—	14,008	17,040	—	—	14,008	17,040
Total	$3,294	3,730	37,845	46,096	2,437	2,734	43,576	52,560

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

The Company assesses available-for-sale ("AFS") fixed maturity securities in an unrealized loss position for expected credit losses. The Company did not record any credit valuation allowances on fixed maturity securities in 2024 or 2023.

Gross unrealized losses on AFS fixed maturity securities amounted to $185.7 million as of December 31, 2024 and $158.7 million as of December 31, 2023.  This increase in gross unrealized losses during 2024 was a result of the increase in average market interest rates at the end of 2024 as compared to 2023.

Information on both unrealized and realized gains and losses by category is set forth in Part IV. Item 15. Note 2. Investments of the notes to our consolidated financial statements.

December 31, 2024 | 10-K 46

CITIZENS, INC.

REINSURANCE

As is customary among insurance companies, our insurance company subsidiaries reinsure, with other companies, portions of the life insurance risks they underwrite.  A primary purpose of reinsurance agreements is to enable an insurance company to reduce the amount of risk by reinsuring the amount exceeding the maximum amount the insurance company is willing to retain and help manage risk and strain on statutory capital.  The Company evaluates the maximum amount it's willing to retain from time to time and may increase the amount retained which can lower premiums ceded and thus increase revenues. Even though a portion of the risk may be reinsured, our insurance company subsidiaries remain liable to perform all the obligations imposed by the policies issued by them and could be liable if their reinsurers were unable to meet their obligations under the reinsurance agreements.

We believe we have established appropriate reinsurance coverage based upon our net retained insured liabilities compared to our surplus.

The effect of reinsurance on premiums is as follows.

Years ended December 31, (In thousands)	2024	2023
Direct premiums	$178,836	170,557
Reinsurance assumed	67	68
Reinsurance ceded	(5,575)	(3,586)
Net premiums	$173,328	167,039

Our insurance subsidiaries monitor the solvency of their reinsurers to minimize the risk of loss in the event of default by a reinsurer.  The primary reinsurers of our insurance subsidiaries are large, well-capitalized entities who have ratings by A.M. Best Company ranging from A- (Excellent) to A+ (Superior).

The effect of reinsurance on life insurance in force is as follows.

Years ended December 31, (In millions)	2024	2023
Direct written life insurance in force	$5,228	4,922
Reinsurance assumed	3	4
Reinsurance ceded	(821)	(620)
Net life insurance in force	$4,410	4,306

LIQUIDITY AND CAPITAL RESOURCES

Below are our primary capital resources (based on carrying value) at December 31, 2024 and 2023.

(In thousands, except for %)	2024	2023
Fixed maturity securities	$1,220,961	1,238,981
Cash and cash equivalents	29,271	26,997

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  In the year ended December 31, 2024, our operations provided $31.9 million of net cash. We manage our insurance operations as described herein in order to ensure that we have stable and reliable sources of cash flows to meet our obligations. We currently anticipate meeting our short-term and long-term cash needs with cash generated by our insurance operations and from our invested assets. From time to time we may raise capital by selling shares in our SIP (as defined below) and we may also access our Credit Facility if needed (also as described below). Citizens had no debt at December 31, 2024.

December 31, 2024 | 10-K 47

CITIZENS, INC.

Cash from Operating Activities. Cash provided by or used in operating activities is an important liquidity metric because it reflects, during a given period, the amount of cash generated that is available to pay our operating expenses, invest in our business or make strategic acquisitions. Cash provided by operating activities was $31.9 million and $22.1 million for the years ended December 31, 2024 and 2023, respectively.

Cash used in Investing Activities. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows, for the most part, are reinvested in new investments. Net cash outflows from investing activities totaled $27.2 million and $14.5 million for the years ended December 31, 2024 and 2023, respectively. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds. We purchased $84.4 million of fixed maturity securities and we also used $16.2 million to purchase other long-term investments in 2024. 88% of our investments consist of marketable fixed maturity securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

PARENT COMPANY LIQUIDITY AND CAPITAL RESOURCES

Citizens is a holding company and has minimal operations of its own. Our assets consist of the capital stock of our subsidiaries, cash and investments. Our liquidity requirements are met primarily from two sources: cash generated from our operating subsidiaries and our invested assets. Our ability to obtain cash from our insurance subsidiaries depends primarily upon the availability of statutorily permissible payments, including payments we receive from service agreements with our insurance subsidiaries and dividends from the subsidiaries. The ability to make payments to the holding company is limited by applicable laws of the U.S. states of domicile and by the Puerto Rico Office of Commissioner of Insurance, which all subject insurance operations to significant regulatory restrictions. As discussed in Part I. Item 1. Business and Part I. Item 1A. Risk Factors, these laws and regulations require, among other things, that our insurance subsidiaries maintain minimum solvency or premium to surplus ratio requirements, which limit the amount of dividends that can be paid to the holding company. The regulations also require approval of our service agreements with the applicable regulatory authority in order to prevent insurance subsidiaries from moving large amounts of cash to the less regulated holding company.

In addition to the above-mentioned sources of cash, we offer a Stock Investment Plan ("SIP"), which allows investors, policyholders, independent contractors and agents, employees and directors to directly purchase our stock. At our option, purchases of stock under the SIP can be made from newly issued or treasury stock, rather than in the open market, in which case, we can raise capital by selling our shares.

We renewed our Credit Facility with Regions Bank on May 3, 2024 for an additional three years. See Part IV. Item 15. Note 8. Commitments and Contingencies in the notes to our consolidated financial statements, herein, for a description of the Credit Facility. The Credit Facility provides additional liquidity to the Company for short-term or longer-term needs. As of December 31, 2024, we have not borrowed any money under the Credit Facility.

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium revenues, investment income and proceeds from investment maturities, calls or sales. Primary cash needs are for payments of policyholder benefits, investment purchases, and operating expenses. We manage our insurance operations in order to ensure that we have stable and reliable sources of cash flow to meet our obligations. As we have discussed, we have been growing our domestic business by developing new products and expanding our distribution channels, which has led to an increase in first year premiums (i.e., new sales) of 71% from 2023 to 2024. When selling new policies, we incur upfront policy acquisition costs, such as agent commission payments. While historically, cash flows from our operations have been sufficient to meet our cash needs, we entered into the RGA Agreement to help with some of the costs, and the insurance subsidiaries also have the available-for-sale fixed maturity investment portfolio available to create additional cash flows if required. Two of our insurance subsidiaries are members of the Federal Home Loan Bank ("FHLB") of Dallas. FHLB membership provides the insurance subsidiaries with access to various

December 31, 2024 | 10-K 48

CITIZENS, INC.

low-cost collateralized borrowings and funding agreements. While not the only source of additional liquidity, the FHLB could provide the insurance subsidiaries with an additional source of liquidity, if needed.

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

Trends, Demands and Restrictions on our Uses of Cash

Payments of benefits for claims and surrenders are our largest use of cash. There are three primary components of these payments: death claims, surrenders and matured endowments.

Matured Endowments. Our endowment products have contractual maturity dates and provide the policyholder with alternatives once the policy matures - they can choose to take a lump sum payout or leave the money on deposit at interest with the Company. Approximately 18% of the endowments in force will mature in the next five years, totaling approximately 6% of our in force business as of December 31, 2024. Policyholder election behavior is unknown, but if too many policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell its investments at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the market rate we are earning on our investments. We currently anticipate that our available operating cash flow and capital resources will be adequate to meet our needs for funds, but we are closely monitoring our policyholder behavior patterns, and in 2024, introduced a new product designed to allow policyholders with maturing endowments to purchase a new life insurance policy.

Surrenders. Surrender benefits, which have been higher than usual the last several years, slightly decreased during 2024. In order to mitigate the risk of early policyholder surrenders, we include provisions in our insurance policies, such as surrender charges, that help limit and discourage early withdrawals, but as many of our policies have reached the age where surrender charges have expired or significantly decreased, we have experienced high levels of surrenders. We believe that surrenders have been high due to other reasons, including the loss of one of our biggest distributors in Venezuela in 2018, increasing interest rates, which may encourage policyholders to seek higher rates of return in different investment products, post-pandemic beliefs that life insurance may not be as important as it was during the pandemic, and inflationary pressures, which may cause policyholders to want the cash values of their policies due to decreased purchasing power elsewhere. To the extent that early surrenders are higher than expected, our use of cash could be higher than expected. We continue to monitor surrenders and early withdrawals and focus on our retention initiatives and efforts to retain cash when policyholders surrender their policies.

Our liquidity is also negatively impacted with high matured endowments and surrenders, as they lead to lower renewal premiums.

Death Claims. Our product pricing assumes a certain mortality rate and thus a primary liquidity concern is the risk of higher than expected mortality experience. Our death benefit payments increased in the year ended December 31, 2024, which is expected as the amount of insurance issued has increased significantly over the past couple of years.

Another significant use of cash is payment of commissions. In our CICA Domestic business, we pay advance commissions on some of our insurance products, meaning we pay an agent a portion of their first-year commission immediately upon sale of a policy, rather than "as earned", or when premiums are received by us. Because of this, another liquidity concern is that rapid growth in first year sales of these products creates a significant increase in commission payments. CICA Domestic sales have increased significantly since the third quarter of 2023. To offset some of this strain on our capital, we entered into the RGA Agreement in the second quarter of 2024 and elected to cede 50% of our final expense business to RGA, which alleviates some of the strain. We may also seek other

December 31, 2024 | 10-K 49

CITIZENS, INC.

options, such as loans at the holding company level (from the Credit Facility or otherwise) that would allow us to reduce the liquidity risk should CICA Domestic's required commission payments exceed current resources.

See Part IV. Item 15. Note 8. Commitments and Contingencies, as well as Part I. Item 3. Legal Proceedings - Trade Secret Lawsuit, for a discussion of the trade secret lawsuit, which could negatively impact our cash if we do not succeed in our appeal.

Regulatory Restrictions on our Use of Cash

As discussed above, we are subject to regulatory capital requirements that could affect the Company’s ability to access capital from our insurance operations or cause the Company to have to put additional cash in our wholly-owned subsidiaries.

Our domestic companies are subject to minimum capital requirements set by the NAIC in the form of risk-based capital ("RBC"). RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a Capital Maintenance Agreement between Citizens and CICA Domestic, Citizens' wholly-owned subsidiary domiciled in Colorado, that would require Citizens to contribute capital to CICA Domestic in order to maintain a RBC level above 350%. At December 31, 2024, our domestic insurance subsidiaries were above the required minimum RBC levels and CICA Domestic was above 350%.

For CICA Domestic, commission advances are non-admitted assets, which means we need capital to "replace" these assets in order to maintain required regulatory capital levels. As discussed above, management is investigating various options in order to reduce both regulatory capital and liquidity risk should the capital required to support this pace of growth exceed current resources. Citizens may have to contribute capital to CICA Domestic to maintain the required RBC ratio.

CICA International is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards, but rather requires that an insurer submit a business plan for approval to the OIC that includes proposed minimum capital and surplus. CICA International is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. CICA International began issuing new business as of January 1, 2023 and received the transfer of all of CICA Bermuda's in force insurance business as of August 31, 2023. At December 31, 2024, CICA International exceeded the required minimum capital and related ratio.

Any capital that Citizens is required to contribute to its insurance subsidiaries would negatively impact the holding Company's capital resources and liquidity.

December 31, 2024 | 10-K 50

CITIZENS, INC.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Our material cash requirements from known contractual and other obligations primarily relate to our policy liabilities. Expected timing of those payments are as follows:

Year ended December 31, 2024 (In thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual Obligations:
Investment commitments	$15,431	10,052	4,734	645	—
Real estate leases	7,789	1,252	2,521	2,776	1,240
Future policy benefit reserves	1,409,303	75,798	107,350	90,036	1,136,119
Policy claims payable	8,822	8,822	—	—	—
Other obligations	4,800	4,800	—	—	—
Total contractual obligations	$1,446,145	100,724	114,605	93,457	1,137,359

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

Other Obligations. The other obligations are related to the legal accrual for litigation expense awarded in the trade secret lawsuit, as disclosed in Part I. Item 3. Legal Proceedings and in Part IV. Item 15. Note 8. Commitments and Contingencies of the notes to consolidated financial statements.

The Company does not have off-balance sheet arrangements at December 31, 2024. We do not utilize special purpose entities as investment vehicles, nor do we invest in any such entities that engage in speculative activities of any nature. In addition, we do not hedge our investment positions.

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

Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the disclosure presented.  See Part IV. Item 15. Note 1. Summary of Significant Accounting Policies in the notes to our consolidated financial statements for further information on our accounting policies.

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

December 31, 2024 | 10-K 51

CITIZENS, INC.

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

December 31, 2024 | 10-K 52

CITIZENS, INC.

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

TAX ACCOUNTING

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period in which the change is enacted.  CICA International and CICA Bermuda, wholly-owned subsidiaries of Citizens, are considered controlled foreign corporations for U.S. federal tax purposes. As a result, the insurance activity of CICA International and CICA Bermuda are subject to Subpart F of the Internal Revenue Code and are included in Citizens taxable income on its U.S. federal income tax return. Due to the 0% enacted tax rate in Bermuda for all periods prior to the transfer of CICA Bermuda's insurance in force business to CICA International, there are no deferred taxes recorded for CICA Bermuda's temporary differences. The Government of Puerto Rico approved a tax exemption decree for CICA International which freezes the income tax rate at 0% on taxable earnings up to $1.2 million and 4% on any taxable earnings in excess of $1.2 million for a minimum of 15 years.

As required by U.S. GAAP, we evaluated the recoverability of deferred tax assets and the establishment of a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized. For the years ended December 31, 2024 and 2023, changes in market conditions, including rising interest rates, resulted in deferred tax assets related to the net unrealized capital losses in our investment portfolio. When assessing the need for a valuation allowance on the unrealized capital loss deferred tax assets, we asserted a tax planning strategy to hold a majority of the underlying securities to recovery or maturity. Our ability to assert such a tax planning strategy is dependent upon factors such as our asset/liability matching process, overall investment strategy, projected future product sales and expected liquidity needs. In the event these estimates differ from our prior estimates due to the receipt of new information, we may be required to significantly change the income tax expense recorded in the consolidated financial statements. This includes a further significant decline in the value of assets incorporated into our tax planning strategies which could lead to an increase in our valuation allowance on deferred tax assets having an adverse effect on current and future results.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 8. Financial Statements and Supplementary Data and "Accounting Pronouncements" in Note 1. Summary of Significant Accounting Policies in the notes to our consolidated financial statements.

December 31, 2024 | 10-K 53

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and reported to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure.

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

Management evaluated the design and operating effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring

December 31, 2024 | 10-K 54

CITIZENS, INC.

Organizations of the Treadway Commission ("COSO").  Based on this evaluation, management concluded that our internal control over financial reporting as of December 31, 2024 was effective.

Grant Thornton LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2024. Their attestation report is included in Item 9A(c) of this Annual Report.

(c) ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Citizens, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Citizens, Inc. (a Colorado corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated March 13, 2025, expressed an unqualified opinion on those financial statements.

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

December 31, 2024 | 10-K 55

CITIZENS, INC.

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
March 13, 2025

(d) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   OTHER INFORMATION

During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Citizens, Inc. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

December 31, 2024 | 10-K 56

CITIZENS, INC.

PART III

The information in this Part III indicated below is incorporated by reference from other sections of this Annual Report on Form 10-K or from our definitive proxy statement pursuant to General Instruction G(3) of Form 10-K. We plan to file our definitive proxy statement for our 2025 annual meeting of shareholders within 120 days after December 31, 2024.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 of this Annual Report on Form 10-K incorporates by reference the information in the sections entitled "Board of Directors", "Corporate Governance", "Executive Officers" and "Other Matters" in our Proxy Statement.

Item 11. EXECUTIVE COMPENSATION

Item 11 of this Annual Report on Form 10-K incorporates by reference the information in the sections entitled "Board of Directors - Director Compensation", "Corporate Governance - Board Processes - Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" in our Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 of this Annual Report on Form 10-K incorporates by reference the information in the section entitled "Stock Ownership Information" in our Proxy Statement.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, the Citizens, Inc. Omnibus Incentive Plan, as of December 31, 2024. See Part IV. Item 15. Note 13. Stock Compensation in the notes to our consolidated financial statements for additional information regarding our Omnibus Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,141,015	$2.64	1,882,065

Equity compensation plans not approved by security holders	—	—	—
Total	1,141,015	$2.64	1,882,065

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 of this Annual Report on Form 10-K incorporates by reference the information in the section entitled "Corporate Governance" in our Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Item 14 of this Annual Report on Form 10-K incorporates by reference the information in the section entitled "Audit Committee Matters" in our Proxy Statement.

December 31, 2024 | 10-K 57

CITIZENS, INC.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this Report

(1) and (2) Financial Statements and Schedules

The financial statements and schedules listed on the following index to financial statements and financial statement schedules are filed under Part III. Item 8. Financial Statements and Supplementary Data as part of this Form 10-K.

All other schedules have been omitted because the required information is inapplicable or the information required is presented in the consolidated financial statements or the notes thereto filed elsewhere herein.

(3)   Exhibits

See the Index of Exhibits.

December 31, 2024 | 10-K 58

CITIZENS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Citizens, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Citizens, Inc. (a Colorado corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 13, 2025 expressed an unqualified opinion.

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

Assumptions used in the Estimation of the Liability for Future Policy Benefit Reserves - Life Insurance

As described further in Notes 1 and 5 to the consolidated financial statements, the Company estimates a liability for future policy benefit reserves which is calculated as the present value of estimated future policy benefits to be paid to or on behalf of policyholders of life insurance contracts, less the present value of estimated future net premiums to be collected from policyholders on those same life insurance contracts. Management’s estimate of the liability for future policy benefit reserves for life insurance was $1.17 billion as of December 31, 2024. The liability is estimated using actuarial assumptions including those for mortality and lapse. Changes to the mortality and lapse assumptions impact both the timing and amount of estimated future policy benefits to be paid and future net premiums to be collected from policyholders on life insurance contracts. These assumptions, which are updated annually, are based

December 31, 2024 | 10-K 59

CITIZENS, INC.

on judgements that consider the Company’s historical experience, industry data and other factors. We identified the updating of the mortality and lapse assumptions used in the estimation of the liability for future policy benefit reserves – life insurance as a critical audit matter.

The principal considerations for our determination that the updating of the mortality and lapse assumptions used in the estimation of the liability for future policy benefit reserves for life insurance contracts is a critical audit matter is that the updating of these assumptions requires management to make significant assumptions regarding mortality and lapse based on historical experience, industry data and other factors. As such, auditing the updating of such assumptions involved subjective and complex auditor judgment, including the involvement of an actuarial specialist to assess the reasonableness of these assumptions.

Our audit procedures related to the updating of the mortality and lapse assumptions used in the estimation of the liability for future policy benefit reserves - life insurance included the following, among others.

•We tested the design and operating effectiveness of management’s review control over the mortality and lapse assumption updating and approval processes.
•With the assistance of an actuarial specialist, we evaluated management’s methodologies and assessed the reasonableness of the assumptions for mortality and lapse used in management’s calculation of future policy benefit reserves on life insurance contracts.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Miami, Florida
March 13, 2025

December 31, 2024 | 10-K 60

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Balance Sheets
December 31, (In thousands)	2024	2023
Assets:
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: $1,401,301 and $1,389,038 in 2024 and 2023, respectively)	$1,220,961	1,238,981
Equity securities, at fair value	5,447	5,282
Policy loans	71,216	75,359
Other long-term investments (portion measured at fair value $93,337 and $82,460 in 2024 and 2023, respectively)	93,604	82,725
Total investments	1,391,228	1,402,347
Cash and cash equivalents (restricted portion: $1,554 and none in 2024 and 2023, respectively)	29,271	26,997
Accrued investment income	17,546	17,360
Reinsurance recoverable	6,941	3,991
Deferred policy acquisition costs	199,635	175,768
Cost of insurance acquired	9,446	10,043
Federal income tax receivable	148	1,546
Property and equipment, net	10,574	11,809
Due premiums	11,721	11,264
Other assets (less allowance for losses of $516 and $408 in 2024 and 2023, respectively)	8,815	7,803
Total assets	$1,685,325	1,668,928

See accompanying Notes to Consolidated Financial Statements.

December 31, 2024 | 10-K 61

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Balance Sheets
December 31, continued (In thousands, except share amounts)	2024	2023
Liabilities and Stockholders' Equity:
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,172,034	1,229,253
Accident and health insurance	1,071	889
Total future policy benefit reserves	1,173,105	1,230,142
Policyholders' funds:
Annuities	149,977	133,216
Dividend accumulations	47,768	44,960
Premiums paid in advance	31,182	32,446
Policy claims payable	8,822	6,637
Other policyholders' funds	7,271	7,363
Total policyholders' funds	245,020	224,622
Total policy liabilities	1,418,125	1,454,764
Commissions payable	4,546	3,445
Deferred federal income tax liability, net	3,442	1,102
Other liabilities	48,857	37,488
Total liabilities	1,474,970	1,496,799
Commitments and contingencies (Notes 7 and 8)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 54,235,165 and 53,882,661 shares issued and outstanding as of December 31, 2024 and 2023, respectively, including shares in treasury of 4,327,810 in 2024 and 2023	269,799	268,675
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2024 and 2023, including shares in treasury of 1,001,714 in 2024 and 2023	3,184	3,184
Retained earnings	57,062	42,150
Accumulated other comprehensive income (loss)	(95,965)	(118,155)
Treasury stock, at cost	(23,725)	(23,725)
Total stockholders' equity	210,355	172,129
Total liabilities and stockholders' equity	$1,685,325	1,668,928

See accompanying Notes to Consolidated Financial Statements.

December 31, 2024 | 10-K 62

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Loss)
Years Ended December 31, (In thousands, except share amounts)	2024	2023
Revenues:
Premiums:
Life insurance	$171,561	164,609
Accident and health insurance	1,785	1,637
Property insurance	(18)	793
Net investment income	69,712	69,254
Investment related gains (losses), net	(2,626)	760
Other income	4,587	3,627
Total revenues	245,001	240,680
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	146,082	135,993
Increase (decrease) in future policy benefit reserves	(4,286)	(5,624)
Policyholder liability remeasurement (gain) loss	4,756	4,460
Policyholders' dividends	5,355	5,542
Total insurance benefits paid or provided	151,907	140,371
Commissions	49,118	39,241
Other general expenses	52,266	47,131
Capitalization of deferred policy acquisition costs	(41,302)	(28,301)
Amortization of deferred policy acquisition costs	17,435	15,460
Amortization of cost of insurance acquired	597	604
Total benefits and expenses	230,021	214,506
Income before federal income tax	14,980	26,174
Federal income tax expense (benefit)	68	1,737
Net income	14,912	24,437

Per Share Amounts:
Basic earnings per share Class A common stock	$0.30	0.49
Diluted earnings per share Class A common stock	0.29	0.48

Other Comprehensive Income (Loss):
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) arising during period	(30,982)	50,894
Reclassification adjustment for losses (gains) included in net income	699	756
Unrealized gains (losses) on fixed maturity securities, net	(30,283)	51,650
Change in current discount rate for liability for future policy benefits	56,613	(34,790)
Income tax expense (benefit) on other comprehensive income items	4,140	(2,029)
Other comprehensive income (loss)	22,190	18,889
Total comprehensive income (loss)	$37,102	43,326

See accompanying Notes to Consolidated Financial Statements.

December 31, 2024 | 10-K 63

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Stockholders' Equity

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
(In thousands)	Class A	Class B

Balance at December 31, 2022	$268,147	3,184	16,309	(137,044)	(22,806)	127,790
Comprehensive income (loss):
Net income (loss)	—	—	24,437	—	—	24,437
Other comprehensive income (loss)	—	—	—	18,889	—	18,889
Total comprehensive income (loss)	—	—	24,437	18,889	—	43,326
Acquisition of treasury stock	—	—	—	—	(919)	(919)
Stock-based compensation	528	—	—	—	—	528
Other (1)	—	—	1,404	—	—	1,404
Balance at December 31, 2023	268,675	3,184	42,150	(118,155)	(23,725)	172,129
Comprehensive income (loss):
Net income (loss)	—	—	14,912	—	—	14,912
Other comprehensive income (loss)	—	—	—	22,190	—	22,190
Total comprehensive income (loss)	—	—	14,912	22,190	—	37,102
Stock-based compensation	1,124	—	—	—	—	1,124
Balance at December 31, 2024	$269,799	3,184	57,062	(95,965)	(23,725)	210,355

(1) See Note 11 in the Notes to Consolidated Financial Statements for more details.

See accompanying Notes to Consolidated Financial Statements.

December 31, 2024 | 10-K 64

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued

Years Ended December 31, (In thousands)	2024	2023
Cash Flows from Operating Activities:
Net income	$14,912	24,437
Adjustments to reconcile net income to net cash provided by operating activities:
Investment related (gains) losses on sales of investments and other assets, net	2,626	(760)
Net deferred policy acquisition costs	(23,867)	(12,841)
Amortization of cost of insurance acquired	597	604
Depreciation	619	515
Amortization of premiums and discounts on investments	5,116	4,940
Stock-based compensation	1,517	588
Deferred federal income tax expense (benefit)	(1,800)	860
Change in:
Accrued investment income	(186)	(229)
Reinsurance recoverable	(2,950)	569
Due premiums	(457)	565
Future policy benefit reserves	(423)	(4,062)
Other policyholders' liabilities	22,476	10,325
Federal income tax payable	1,398	(922)
Commissions payable and other liabilities	13,754	(917)
Other, net	(1,414)	(1,616)
Net cash provided by operating activities	31,918	22,056
Cash Flows from Investing Activities:
Sales of fixed maturity securities, available-for-sale	15,161	29,883
Maturities and calls of fixed maturity securities, available-for-sale	51,234	29,488
Purchases of fixed maturity securities, available-for-sale	(84,412)	(72,802)
Sales of equity securities	—	6,631
Principal payments on mortgage loans	9	7
(Increase) decrease in policy loans, net	4,143	3,414
Sales of other long-term investments	3,565	5,394
Purchases of other long-term investments	(16,210)	(17,318)
Purchases of property and equipment	(663)	(442)
Maturities of short-term investments	—	750
Sales of short-term investments	—	499
Net cash used in investing activities	(27,173)	(14,496)

See accompanying Notes to Consolidated Financial Statements.

December 31, 2024 | 10-K 65

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued

Years Ended December 31, (In thousands)	2024	2023
Cash Flows from Financing Activities:
Annuity deposits	$7,500	7,129
Annuity withdrawals	(9,578)	(9,686)
Acquisition of treasury stock	—	(919)
Other share repurchases	(393)	(60)
Net cash used in financing activities	(2,471)	(3,536)
Net increase (decrease) in cash and cash equivalents	2,274	4,024
Cash and cash equivalents at beginning of year	26,997	22,973
Cash and cash equivalents at end of year	$29,271	26,997

SUPPLEMENTAL DISCLOSURE OF OPERATING ACTIVITIES:

Cash paid for income taxes during 2024 and 2023 was $0.5 million and $1.8 million, respectively.

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During 2024 and 2023, various fixed maturity issuers exchanged securities with book values of $3.7 million and $5.4 million, respectively, for securities of equal value.

The Company recognized right-of-use assets of $0.1 million in exchange for new operating lease liabilities during 2023 and none during 2024.

See accompanying Notes to Consolidated Financial Statements.

December 31, 2024 | 10-K 66

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

Our Life Insurance segment operates through CICA Domestic and CICA International.

CICA Domestic. Prior to July 1, 2023, our domestic life insurance business operated through CICA Domestic and Citizens National Life Insurance Company ("CNLIC"). CNLIC merged into CICA Domestic on July 1, 2023. CICA Domestic issues primarily whole life, final expense and life products with living benefits throughout the U.S.

CICA International. Until December 31, 2022, our international life insurance business operated through CICA Bermuda. Beginning January 1, 2023, all new international policies are issued by CICA International and on August 31, 2023, CICA Bermuda transferred all of its insurance in force business to CICA International. CICA International offers U.S. dollar-denominated products to non-U.S. residents/citizens internationally, including endowment products, which are principally accumulation contracts that incorporate an element of life insurance protection and whole life insurance. These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations.

NES provides services to policyholders of CICA International.

Our Home Service Insurance segment operates through our subsidiaries SPLIC and MGLIC, and focuses on the life insurance needs of the middle- and lower-income markets, primarily in Louisiana, Mississippi and Arkansas.  Our products in this segment consist primarily of small face amount whole life, industrial life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs. SPLIC also issues critical illness policies. Prior to June 30, 2023, SPFIC issued dwelling and contents property insurance policies. As of June 30, 2023, the Company ceased all operations for SPFIC and SPFIC was dissolved in 2024.

CTI provides data processing systems and services to the Company.

SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

Investment securities are classified as held-to-maturity ("HTM"), available-for-sale ("AFS") or trading.  Management determines the appropriate classification at the time of purchase.  The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Fixed maturity securities are classified as HTM and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity.  Securities classified as AFS are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income (loss) and are not reported in earnings until realized.  Our fixed maturity securities consist primarily of bonds classified as AFS.  The Company does not classify any fixed maturity securities as trading or as HTM.  Equity securities are measured at fair value with the change in fair value recorded through the consolidated statements of operations and comprehensive income (loss).

December 31, 2024 | 10-K 67

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The Company had restricted cash equivalents and fixed maturity securities with an aggregate fair value of $7.9 million and $8.6 million at December 31, 2024 and 2023, respectively, on deposit with various state regulatory authorities to fulfill statutory requirements.

SHORT-TERM INVESTMENTS

The Company considers investments maturing within one year at acquisition as short-term. These securities are carried at fair value.

CASH AND CASH EQUIVALENTS

Cash consists of balances on hand and on deposit in banks and financial institutions. Cash equivalents consists of securities whose duration does not exceed 90 days at the date of acquisition. Restricted cash represents amounts

December 31, 2024 | 10-K 68

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

on deposit with state regulatory authorities noted above and our appeal bond discussed in Note 8. Commitments and Contingencies.

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

December 31, 2024 | 10-K 69

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

believes that our COIA is recoverable for the years ended December 31, 2024 and 2023.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

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

The following is a summary of property and equipment.

December 31, (In thousands)	2024	2023
Property and equipment:
Home office, land and buildings	$3,995	3,980
Furniture and equipment	1,359	1,389
Electronic data processing equipment and computer software	6,044	7,800
Real estate and equipment leases (See Note 8)	7,789	9,073
Total property and equipment	19,187	22,242
Accumulated depreciation	(8,613)	(10,433)
Property and equipment, net	$10,574	11,809

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

December 31, 2024 | 10-K 70

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For traditional and limited-payment contracts, the current discount rate assumption is a yield curve that equals the yield of an upper-medium grade fixed income instrument, based on A-quality corporate bonds. The Company selects fixed-income instruments that have been A rated by one of the major credit rating agencies, such as Moody’s or Standard & Poor’s. The current discount rate assumption is updated quarterly and used to remeasure the liability at the reporting date, with the resulting change reflected in other comprehensive income. For liability cash flows that are projected beyond the duration of market-observable A credit-rated fixed-income instruments, the Company uses the last market-observable yield level and linear interpolation to determine yield assumptions for durations that do not have market observable yields. The locked-in discount rate for policies issued prior to transition equals the rate set at contract issuance. For current year issues, the locked-in discount rate is the average of the current year quarterly discount rates and will change throughout the year as new discount rates are calculated, with the change reflected in net income.

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

Unpaid claims on accident and health policies represent the estimated liability for benefit expenses, both reported but not paid and incurred but not reported to the Company.  The liability for incurred but not reported claims includes estimates for additional unreported claim amounts due derived from previously reported claims. Liabilities for unpaid claims are estimated using individual case basis valuations and statistical analysis.  Those estimates are subject to the effects of trends in claim severity and frequency.

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

The DPL is amortized and recognized in net income within the increase (decrease) in future policy benefit reserves. The amortization basis for the DPL is the present value of insurance in force for life insurance contracts. Interest is accreted on the balance of the DPL using the locked-in discount rate. The Company reviews and updates its estimates of cash flows for the DPL at the same time as the estimates of cash flows for the liability for future policy benefit life reserves. The DPL is updated each quarter based on the current period's actual experience relative to expected experience with the changes recorded within the increase (decrease) in future policy benefit reserves in the consolidated statements of operations and comprehensive income (loss). On the consolidated balance sheets, DPL is recorded as a component of the liability for future policy benefit life reserves.

PARTICIPATING POLICIES

At December 31, 2024 and 2023, participating business approximated 46% and 51%, respectively, of direct life insurance in force.

Policyholder dividends are determined based on the discretion of the board of directors of the policy issuing subsidiary.  Policyholder dividends are accrued over the premium paying periods of the insurance contract.

December 31, 2024 | 10-K 71

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

STOCK COMPENSATION

The Company accounts for stock compensation arrangements using a fair-value based method. The Company determines the fair value of performance-based and restricted stock unit awards on the date of grant.

The fair value of time-based awards is recognized over the period during which an award holder is required to provide services in exchange for the award, know as the requisite service period, which is typically the vesting period using the straight-line method. The Company records forfeitures and adjusts compensation expense on stock-based awards in the period they occur.

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

A deferred tax asset is recorded only if a determination is made that it is more likely than not that the tax treatment on which the deferred tax asset depends will be sustained in the event of an audit.  These determinations inherently involve management's judgment.  In addition, the Company must record a tax valuation allowance with respect to deferred tax assets if it is more likely than not that the tax benefit will not be realized.

The Company releases stranded tax effects in accumulated other comprehensive income on an aggregate portfolio basis.

EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share are

December 31, 2024 | 10-K 72

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Significant estimates include those used in the evaluation of credit losses on fixed maturity securities, actuarially determined assets and liabilities and assumptions, valuation allowance on deferred tax assets and contingencies relating to litigation and regulatory matters. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the consolidated financial statements.

RECLASSIFICATIONS

Certain amounts presented in prior years have been reclassified to conform to the current presentation.

ACCOUNTING PRONOUNCEMENTS

ACCOUNTING STANDARDS ADOPTED

On November 27, 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This amendment expands a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments became effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. As this ASU only requires additional disclosures about the Company's operating segments, there was no material impact to the consolidated financial statements.

On December 14, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the state and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024 and early adoption and retrospective application are permitted. The Company adopted this pronouncement at December 31, 2024 using the retrospective approach. As this ASU only requires additional disclosures about the Company's taxes, there was no material impact to the consolidated financial statements.

ACCOUNTING STANDARDS NOT YET ADOPTED

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to enhance expense disclosures by requiring additional disaggregation of certain costs and expenses, on an interim and annual basis, within the footnotes to the financial statements. This ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. While this ASU will impact only our disclosures and not our financial condition and results of operations, we are currently evaluating the impact of adopting this pronouncement on the consolidated financial statements.

December 31, 2024 | 10-K 73

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

No other new accounting pronouncement issued or effective during 2024 had, or is expected to have, a material impact on our consolidated financial statements.

(2) INVESTMENTS

The Company invests primarily in fixed maturity securities, which totaled 86.0% of total cash and invested assets at December 31, 2024.

Carrying Value as of December 31, (In thousands, except for %)	2024	%	2023	%
Cash and invested assets:
Fixed maturity securities	$1,220,961	86.0%	$1,238,981	86.7%
Equity securities	5,447	0.4	5,282	0.4
Policy loans	71,216	5.0	75,359	5.3
Other long-term investments	93,604	6.6	82,725	5.8
Cash and cash equivalents	29,271	2.0	26,997	1.8
Total cash and invested assets	$1,420,499	100.0%	$1,429,344	100.0%

The following tables represents the amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities as of the dates indicated.

December 31, 2024 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. Treasury securities	$5,939	85	115	5,909
U.S. Government-sponsored enterprises	3,152	152	—	3,304
States and political subdivisions	300,757	1,087	33,542	268,302
Corporate:
Financial	272,925	1,593	33,285	241,233
Consumer	263,242	899	45,955	218,186
Utilities	126,361	220	22,770	103,811
Energy	79,247	40	9,959	69,328
Communications	70,896	111	9,910	61,097
All other	117,387	315	16,368	101,334
Commercial mortgage-backed	315	1	5	311
Residential mortgage-backed	106,661	7	13,026	93,642
Asset-backed	54,419	891	806	54,504
Total fixed maturity securities	$1,401,301	5,401	185,741	1,220,961

December 31, 2024 | 10-K 74

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

December 31, 2023 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. Treasury securities	$5,983	127	48	6,062
U.S. Government-sponsored enterprises	3,404	250	1	3,653
States and political subdivisions	314,203	2,160	29,132	287,231
Corporate:
Financial	266,485	2,066	31,255	237,296
Consumer	250,672	2,145	37,094	215,723
Utilities	123,625	615	20,253	103,987
Energy	73,808	64	8,049	65,823
Communications	74,029	309	8,892	65,446
All other	111,124	647	12,439	99,332
Commercial mortgage-backed	171	—	—	171
Residential mortgage-backed	107,174	9	10,060	97,123
Asset-backed	58,360	290	1,516	57,134
Total fixed maturity securities	$1,389,038	8,682	158,739	1,238,981

The Company's investments in equity securities are shown below.

Fair Value as of December 31, (In thousands)	2024	2023
Equity securities:
Bond mutual funds	$739	740
Common stock	810	665
Non-redeemable preferred stock	7	7
Non-redeemable preferred stock fund	3,891	3,870
Total equity securities	$5,447	5,282

VALUATION OF INVESTMENTS

AFS fixed maturity securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income (loss). The Company recognized net investment related gains of $0.2 million on equity securities held for the year ended December 31, 2024 and losses of $0.2 million on equity securities held for the year ended December 31, 2023.

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

December 31, 2024 | 10-K 75

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The Company recorded no credit valuation losses on fixed maturity securities for the years ended December 31, 2024 and 2023.

For fixed maturity security investments that have unrealized losses as of December 31, 2024 and 2023, the gross unrealized losses and related fair values that have been in a continuous unrealized loss position by timeframe are as follows.

December 31, 2024	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Fixed maturity securities:
U.S. Treasury securities	$835	51	3	435	64	5	1,270	115	8
States and political subdivisions	42,583	1,484	63	147,534	32,058	177	190,117	33,542	240
Corporate:
Financial	29,258	756	53	154,448	32,529	192	183,706	33,285	245
Consumer	37,231	2,053	57	161,795	43,902	216	199,026	45,955	273
Utilities	16,750	687	47	79,488	22,083	142	96,238	22,770	189
Energy	11,654	438	29	52,537	9,521	65	64,191	9,959	94
Communications	9,973	250	11	48,462	9,660	60	58,435	9,910	71
All Other	25,208	1,237	38	68,756	15,131	87	93,964	16,368	125
Commercial mortgage-backed	100	—	1	89	5	1	189	5	2
Residential mortgage-backed	160	2	11	93,231	13,024	84	93,391	13,026	95
Asset-backed	10,330	243	14	14,741	563	16	25,071	806	30
Total fixed maturity securities	$184,082	7,201	327	821,516	178,540	1,045	1,005,598	185,741	1,372

December 31, 2024 | 10-K 76

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

December 31, 2023	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Fixed maturity securities:
U.S. Treasury securities	$1,203	40	5	65	8	2	1,268	48	7
U.S. Government-sponsored enterprises	221	1	1	—	—	—	221	1	1
States and political subdivisions	19,540	357	35	164,264	28,775	192	183,804	29,132	227
Corporate:
Financial	12,584	383	19	176,521	30,872	217	189,105	31,255	236
Consumer	10,175	265	16	176,725	36,829	223	186,900	37,094	239
Utilities	3,596	66	20	85,169	20,187	137	88,765	20,253	157
Energy	3,291	57	1	59,392	7,992	76	62,683	8,049	77
Communications	5,784	153	5	56,108	8,739	69	61,892	8,892	74
All Other	2,080	32	5	85,757	12,407	100	87,837	12,439	105
Residential mortgage-backed	849	38	5	95,806	10,022	86	96,655	10,060	91
Asset-backed	4,757	111	8	32,764	1,405	40	37,521	1,516	48
Total fixed maturity securities	$64,080	1,503	120	932,571	157,236	1,142	996,651	158,739	1,262

In each category of our fixed maturity securities described above, we do not intend to sell our investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. At December 31, 2024 and 2023, 99.2% and 99.4%, respectively, of the fair value of our fixed maturity securities portfolio was rated investment grade. While the losses are currently unrealized, we continue to monitor all fixed maturity securities on an on-going basis as future information may become available which could result in an allowance being recorded.

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

The amortized cost and fair value of fixed maturity securities at December 31, 2024 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

(In thousands)	Amortized Cost	Fair Value
Fixed maturity securities:
Due in one year or less	$20,091	19,999
Due after one year through five years	141,692	140,359
Due after five years through ten years	252,359	244,946
Due after ten years	987,159	815,657
Total fixed maturity securities	$1,401,301	1,220,961

There were no investments that were non-income producing for the years ended December 31, 2024 or 2023.

December 31, 2024 | 10-K 77

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Major categories of net investment income are summarized as follows:

Years ended December 31, (In thousands)	2024	2023
Gross investment income:
Fixed maturity securities	$60,940	60,127
Equity securities	302	630
Policy loans	5,597	6,011
Other long-term investments	4,846	4,509
Other	834	576
Total investment income	72,519	71,853
Investment expenses	(2,807)	(2,599)
Net investment income	$69,712	69,254

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

Years ended December 31, (In thousands)	2024	2023
Fixed maturity securities:
Proceeds	$15,161	29,883
Gross realized gains	$131	53
Gross realized losses	$225	602

Investment related gains and losses are as follows:

Years ended December 31, (In thousands)	2024	2023
Investment related gains (losses):
Sales, calls and maturities:
Fixed maturity securities	$(699)	(756)
Equity securities	—	513
Other long-term investments	(788)	342
Investment related gains (losses)	(1,487)	99
Change in fair value of equity securities	164	(190)
Change in fair value of limited partnerships	(969)	912
Change in credit loss allowance	(334)	(61)
Net investment related gains (losses)	$(2,626)	760

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

December 31, 2024 | 10-K 78

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The following tables set forth our assets that are measured at fair value on a recurring basis as of the dates indicated.

December 31, 2024 (In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$5,909	3,304	—	9,213
States and political subdivisions	—	268,302	—	268,302
Corporate	42	794,947	—	794,989
Commercial mortgage-backed	—	311	—	311
Residential mortgage-backed	—	93,642	—	93,642
Asset-backed	—	54,504	—	54,504
Total fixed maturity securities	5,951	1,215,010	—	1,220,961

Equity securities:
Bond mutual funds	739	—	—	739
Common stock	810	—	—	810
Non-redeemable preferred stock	7	—	—	7
Non-redeemable preferred stock fund	3,891	—	—	3,891
Total equity securities	5,447	—	—	5,447
Other long-term investments (1)	—	—	—	93,337
Total financial assets	$11,398	1,215,010	—	1,319,745
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

December 31, 2024 | 10-K 79

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

December 31, 2023 (In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$6,062	3,653	—	9,715
States and political subdivisions	—	287,231	—	287,231
Corporate	43	787,564	—	787,607
Commercial mortgage-backed	—	171	—	171
Residential mortgage-backed	—	97,123	—	97,123
Asset-backed	—	57,134	—	57,134
Total fixed maturity securities	6,105	1,232,876	—	1,238,981

Equity securities:
Bond mutual funds	740	—	—	740
Common stock	665	—	—	665
Non-redeemable preferred stock	7	—	—	7
Non-redeemable preferred stock fund	3,870	—	—	3,870
Total equity securities	5,282	—	—	5,282
Other long-term investments (1)	—	—	—	82,460
Total financial assets	$11,387	1,232,876	—	1,326,723
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

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At December 31, 2024, fixed maturity securities, valued using a third-party pricing source, totaled $1.2 billion for Level 2 assets and comprised 92.1% of total reported fair value of our financial assets. The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades. In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness. There were no Level 3 assets as of December 31, 2024 and 2023. For the year ended December 31, 2024, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Limited partnerships. The Company considers the net asset value ("NAV") to represent the value of the investment fund and is measured by the total value of assets minus the total value of liabilities. The following table includes information related to our investments in limited partnerships that calculate NAV per share. For these investments, which are measured at fair value on a recurring basis, we use the NAV per share to measure fair value. The Company recognized net investment related losses of $1.0 million on limited partnerships held for the year ended

December 31, 2024 | 10-K 80

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

December 31, 2024 and gains of $0.9 million for the year ended December 31, 2023. These investments are included in other long-term investments on the consolidated balance sheets.

		December 31, 2024			December 31, 2023
(In thousands, except years)		Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)	Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)
	Description
Limited partnerships:
Middle market	Investments in privately-originated, performing senior secured debt primarily in North America-based companies	$35,369	1,660	3	$34,858	3,452	4
Global equity fund	Investments in common stocks of U.S., international developed and emerging markets with a focus on long-term capital growth	11,568	—	0	10,345	—	0
Late-stage growth	Investments in private late-stage, established companies seeking capital to accelerate growth prior to an IPO or sale	27,825	8,134	3 to 5	20,524	14,271	4 to 6
Infrastructure	Investments in environmental infrastructure and related technology, focusing on renewable power generation and distribution	18,575	5,637	9	16,733	9,576	10
Total limited partnerships		$93,337	15,431		$82,460	27,299

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated financial statements not otherwise disclosed for the periods indicated were as follows:

	December 31, 2024		December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Policy loans	$71,216	71,216	75,359	75,359
Residential mortgage loans	33	34	42	42
Cash and cash equivalents	29,271	29,271	26,997	26,997
Financial liabilities:
Annuity - investment contracts	68,888	63,629	67,690	63,283

Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at both December 31, 2024 and 2023 and no specified maturity dates.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable. Therefore, the fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets and are considered Level 3 assets in the fair value hierarchy.

December 31, 2024 | 10-K 81

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Residential mortgage loan. The mortgage loan is secured principally by a residential property.  The interest rate for this loan was 7.0% at December 31, 2024 and 2023. At December 31, 2024, the remaining loan matures in four years.  Management estimated the fair value using an annual interest rate of 6.25% at both December 31, 2024 and 2023. Our mortgage loan is considered a Level 3 asset in the fair value hierarchy and is included in other long-term investments on the consolidated balance sheets.

Cash and cash equivalents. The fair value of cash and cash equivalents approximates carrying value and these assets are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contracts, which are considered Level 3 liabilities, was estimated at December 31, 2024 and 2023 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 3.96% to 4.96% and 3.80% to 4.50%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Other long-term investments. Financial instruments included in other long-term investments are classified in various levels of the fair value hierarchy. The following table summarizes the carrying amounts of these investments.

As of December 31, (In thousands)	2024	2023
Other long-term investments:
Limited partnerships	$93,337	82,460
FHLB common stock	212	202
Mortgage loans	33	42
All other investments	22	21
Total other long-term investments	$93,604	82,725

We carried no limited partnership investments at cost at either December 31, 2024 or December 31, 2023.

We are a member of the FHLB of Dallas and such membership requires members to own stock in the FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value.

(4) DEFERRED POLICY ACQUISITION COSTS AND COST OF INSURANCE ACQUIRED

The following tables roll forward the DAC and COIA balances for the years ended December 31, 2024 and 2023 by reporting cohort. Our reporting cohorts are Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy, and Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

December 31, 2024 | 10-K 82

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

DAC

Year Ended December 31, 2024 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$105,552	14,075	1,213	120,840
Capitalizations	31,740	3,314	350	35,404
Amortization expense	(12,567)	(1,001)	(1,016)	(14,584)
Balance, end of year	124,725	16,388	547	141,660

Home Service Insurance:
Balance, beginning of year	43,280	10,564	1,084	54,928
Capitalizations	4,643	1,017	238	5,898
Amortization expense	(2,267)	(430)	(154)	(2,851)
Balance, end of year	45,656	11,151	1,168	57,975

Consolidated:
Balance, beginning of year	148,832	24,639	2,297	175,768
Capitalizations	36,383	4,331	588	41,302
Amortization expense	(14,834)	(1,431)	(1,170)	(17,435)
Balance, end of year	$170,381	27,539	1,715	199,635

Year Ended December 31, 2023 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$100,926	11,542	1,016	113,484
Capitalizations	16,451	3,332	468	20,251
Amortization expense	(11,825)	(799)	(271)	(12,895)
Balance, end of year	105,552	14,075	1,213	120,840

Home Service Insurance:
Balance, beginning of year	38,793	9,729	921	49,443
Capitalizations	6,570	1,232	248	8,050
Amortization expense	(2,083)	(397)	(85)	(2,565)
Balance, end of year	43,280	10,564	1,084	54,928

Consolidated:
Balance, beginning of year	139,719	21,271	1,937	162,927
Capitalizations	23,021	4,564	716	28,301
Amortization expense	(13,908)	(1,196)	(356)	(15,460)
Balance, end of year	$148,832	24,639	2,297	175,768

DAC capitalization increased for the year ended December 31, 2024, compared to the same prior year period mainly from increased commissions from higher first year sales in our Life Insurance segment.

December 31, 2024 | 10-K 83

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

COIA

Year Ended December 31, 2024 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$249	695	406	1,350
Amortization expense	350	(47)	(406)	(103)
Balance, end of year	599	648	—	1,247

Home Service Insurance:
Balance, beginning of year	7,194	168	1,331	8,693
Amortization expense	(369)	(7)	(118)	(494)
Balance, end of year	6,825	161	1,213	8,199

Consolidated:
Balance, beginning of year	7,443	863	1,737	10,043
Amortization expense	(19)	(54)	(524)	(597)
Balance, end of year	$7,424	809	1,213	9,446

Year Ended December 31, 2023 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$267	750	444	1,461
Amortization expense	(18)	(55)	(38)	(111)
Balance, end of year	249	695	406	1,350

Home Service Insurance:
Balance, beginning of year	7,583	176	1,427	9,186
Amortization expense	(389)	(8)	(96)	(493)
Balance, end of year	7,194	168	1,331	8,693

Consolidated:
Balance, beginning of year	7,850	926	1,871	10,647
Amortization expense	(407)	(63)	(134)	(604)
Balance, end of year	$7,443	863	1,737	10,043

December 31, 2024 | 10-K 84

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Estimated amortization of COIA in each of the next five years and thereafter is as follows.  Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.

(In thousands)	Amount
Cost of insurance acquired:
Year:
2025	$635
2026	582
2027	534
2028	491
2029	453
Thereafter	6,751
Total cost of insurance acquired	$9,446

(5) POLICYHOLDERS’ LIABILITIES

LIABILITY FOR FUTURE POLICY BENEFITS

The following tables summarize balances of and changes in the liability for future policy benefits for our reporting cohorts: Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy,

December 31, 2024 | 10-K 85

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

and Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

December 31, 2024 (In thousands)	Life Insurance			Home Service Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums:
Balance, beginning of year	$244,917	13,260	258,177	98,831	14,926	113,757
Beginning balance at original discount rate	252,426	13,533	265,959	102,045	15,512	117,557
Effect of changes in cash flow assumptions	17,731	274	18,005	(462)	22	(440)
Effects of actual variances from expected experience	(17,588)	1,646	(15,942)	(7,931)	(5,058)	(12,989)
Adjusted beginning of year balance	252,569	15,453	268,022	93,652	10,476	104,128
Issuances	101,962	3,612	105,574	14,783	2,306	17,089
Interest accrual	11,576	527	12,103	4,246	520	4,766
Net premiums collected	(50,482)	(4,455)	(54,937)	(12,113)	1,346	(10,767)
Derecognition and other	(4,706)	43	(4,663)	458	84	542
Ending balance at original discount rate	310,919	15,180	326,099	101,026	14,732	115,758
Effect of changes in discount rates	(11,001)	(218)	(11,219)	(6,568)	(854)	(7,422)
Balance, end of year	$299,918	14,962	314,880	94,458	13,878	108,336

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$973,350	195,122	1,168,472	211,946	122,784	334,730
Beginning balance at original discount rate	995,962	202,755	1,198,717	217,524	123,941	341,465
Effect of changes in cash flow assumptions	18,320	735	19,055	(502)	(1,078)	(1,580)
Effects of actual variances from expected experience	(13,669)	4,771	(8,898)	(8,049)	(2,408)	(10,457)
Adjusted beginning of year balance	1,000,613	208,261	1,208,874	208,973	120,455	329,428
Issuances	102,793	3,740	106,533	14,776	2,312	17,088
Interest accrual	45,246	8,253	53,499	9,641	5,730	15,371
Benefit payments	(95,848)	(19,185)	(115,033)	(15,255)	(5,556)	(20,811)
Derecognition and other	(1,311)	728	(583)	420	75	495
Ending balance at original discount rate	1,051,493	201,797	1,253,290	218,555	123,016	341,571
Effect of changes in discount rates	(54,937)	(14,731)	(69,668)	(19,746)	(11,377)	(31,123)
Balance, end of year	$996,556	187,066	1,183,622	198,809	111,639	310,448

Net liability for future policy benefits	$696,638	172,104	868,742	104,351	97,761	202,112
Plus: Flooring impact	2	—	2	—	—	—
Less: Reinsurance recoverable	1,639	—	1,639	—	—	—
Net liability for future policy benefits, after reinsurance recoverable	$695,001	172,104	867,105	104,351	97,761	202,112

The Company performed its annual review of policy benefit reserves assumptions in the third quarter of 2024 and recorded the effects of changes in its cash flow assumptions, which resulted in a net increase in future policy benefit reserves, primarily from mortality and lapse assumptions that better reflect emerging experience for the new CICA Domestic block of business.

December 31, 2024 | 10-K 86

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For the year ended December 31, 2024, the Life Insurance segment increased reserves compared to the same period in 2023 due to the unfavorable impact of actual versus expected experience related to mortality and lapses. There was minimal impact to the Home Service Insurance segment resulting from actual to expected experience for the years ended December 31, 2024 and 2023.

December 31, 2023 (In thousands)	Life Insurance			Home Service Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums:
Balance, beginning of year	$235,228	10,209	245,437	93,508	13,255	106,763
Beginning balance at original discount rate	247,601	10,682	258,283	100,225	14,394	114,619
Effect of changes in cash flow assumptions	(210)	38	(172)	(343)	85	(258)
Effects of actual variances from expected experience	4,184	1,536	5,720	(8,287)	(6,402)	(14,689)
Adjusted beginning of year balance	251,575	12,256	263,831	91,595	8,077	99,672
Issuances	34,285	3,607	37,892	17,668	3,951	21,619
Interest accrual	9,291	355	9,646	4,045	468	4,513
Net premiums collected	(43,307)	(2,955)	(46,262)	(11,901)	2,832	(9,069)
Derecognition and other	582	270	852	638	184	822
Ending balance at original discount rate	252,426	13,533	265,959	102,045	15,512	117,557
Effect of changes in discount rates	(7,509)	(273)	(7,782)	(3,214)	(586)	(3,800)
Balance, end of year	$244,917	13,260	258,177	98,831	14,926	113,757

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$947,415	195,612	1,143,027	200,351	116,356	316,707
Beginning balance at original discount rate	996,169	208,051	1,204,220	214,188	121,908	336,096
Effect of changes in cash flow assumptions	(389)	(702)	(1,091)	(257)	331	74
Effects of actual variances from expected experience	7,370	5,330	12,700	(8,126)	(2,103)	(10,229)
Adjusted beginning of year balance	1,003,150	212,679	1,215,829	205,805	120,136	325,941
Issuances	34,922	3,792	38,714	17,664	3,973	21,637
Interest accrual	43,275	8,355	51,630	9,339	5,667	15,006
Benefit payments	(85,257)	(22,129)	(107,386)	(15,891)	(6,002)	(21,893)
Derecognition and other	(128)	58	(70)	607	167	774
Ending balance at original discount rate	995,962	202,755	1,198,717	217,524	123,941	341,465
Effect of changes in discount rates	(22,612)	(7,633)	(30,245)	(5,578)	(1,157)	(6,735)
Balance, end of year	$973,350	195,122	1,168,472	211,946	122,784	334,730

Net liability for future policy benefits	$728,433	181,862	910,295	113,115	107,858	220,973

December 31, 2024 | 10-K 87

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table reconciles the net liability for future policy benefits shown above to the liability for future policy benefits reported in the consolidated balance sheets.

	December 31, 2024			December 31, 2023
(In thousands)	Life Insurance	Home Service Insurance	Consolidated	Life Insurance	Home Service Insurance	Consolidated
Life Insurance:
Permanent	$695,001	104,351	799,352	728,433	113,115	841,548
Permanent limited pay	172,104	97,761	269,865	181,862	107,858	289,720
Deferred profit liability	31,101	29,535	60,636	28,933	26,804	55,737
Other	27,967	14,214	42,181	28,319	13,929	42,248
Total life insurance	926,173	245,861	1,172,034	967,547	261,706	1,229,253
Accident & Health:
Other	635	436	1,071	588	301	889
Total future policy benefit reserves	$926,808	246,297	1,173,105	968,135	262,007	1,230,142

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefit payments for long-term duration contracts.

	December 31, 2024		December 31, 2023
(In thousands)	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Undiscounted:
Permanent:
Expected future gross premiums	$770,148	444,658	621,935	455,552
Expected future benefit payments	1,623,273	487,177	1,495,206	484,740
Permanent Limited Pay:
Expected future gross premiums	45,502	74,616	47,161	77,266
Expected future benefit payments	324,043	319,376	326,821	320,810

Discounted:
Permanent:
Expected future gross premiums	$570,976	257,925	481,963	275,629
Expected future benefit payments	996,556	198,809	973,350	211,946
Permanent Limited Pay:
Expected future gross premiums	40,627	48,690	42,138	53,075
Expected future benefit payments	187,066	111,639	195,122	122,784

December 31, 2024 | 10-K 88

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables summarize the amount of revenue and interest related to long-term duration contracts recognized in the consolidated statements of operations and comprehensive income (loss) as of the dates indicated.

For the Years Ended (In thousands)	December 31, 2024		December 31, 2023
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
Life Insurance Segment:
Life Insurance:
Permanent	$105,236	33,670	93,917	33,984
Permanent Limited Pay	17,004	8,978	16,396	8,923
Other	12,651	—	12,813	—
Less:
Reinsurance	5,465	—	1,702	—
Total, net of reinsurance	129,426	42,648	121,424	42,907
Accident & Health:
Other	766	—	725	—
Less:
Reinsurance	3	—	4	—
Total, net of reinsurance	763	—	721	—
Total	$130,189	42,648	122,145	42,907

Home Service Insurance Segment:
Life Insurance:
Permanent	$32,808	5,395	33,263	5,294
Permanent Limited Pay	7,832	6,537	8,576	6,388
Other	1,522	—	1,371	—
Less:
Reinsurance	27	—	25	—
Total, net of reinsurance	42,135	11,932	43,185	11,682
Accident & Health:
Other	1,022	—	916	—
Total	$43,157	11,932	44,101	11,682

The following table provides the weighted-average durations of the liability for future policy benefits.

	December 31, 2024		December 31, 2023
(In years)	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Permanent:
Duration at original discount rate	8.4	15.6	8.5	16.4
Duration at current discount rate	8.5	14.8	8.5	16.4
Permanent Limited Pay:
Duration at original discount rate	8.0	14.4	8.2	14.8
Duration at current discount rate	7.6	13.8	8.1	15.3

December 31, 2024 | 10-K 89

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides the weighted-average interest rates for the liability for future policy benefits.

	December 31, 2024		December 31, 2023
	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Permanent:
Interest rate at original discount rate	4.87%	4.96%	4.89%	4.97%
Interest rate at current discount rate	5.25%	5.63%	4.79%	4.96%
Permanent Limited Pay:
Interest rate at original discount rate	4.28%	5.03%	4.29%	5.04%
Interest rate at current discount rate	5.27%	5.62%	4.77%	4.95%

LIABILITY FOR POLICYHOLDERS’ ACCOUNT BALANCES

The following table presents the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of the difference, in basis points, between rates being credited and the respective guaranteed minimums.

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
December 31, 2024 (In thousands)
Range of Guaranteed Minimum Crediting Rates:
0.00% - 1.49%	$826	—	—	34,741	35,567
1.50% - 2.99%	4,761	178	6	32,452	37,397
3.00% - 4.49%	102,478	369	18,977	—	121,824
Greater or equal to 4.50%	31,371	—	—	—	31,371
Total	$139,436	547	18,983	67,193	226,159

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
December 31, 2023 (In thousands)
Range of Guaranteed Minimum Crediting Rates:
0.00% - 1.49%	$784	—	1,146	34,886	36,816
1.50% - 2.99%	33,073	671	49	—	33,793
3.00% - 4.49%	105,684	9	—	—	105,693
Greater or equal to 4.50%	31,400	—	—	—	31,400
Total	$170,941	680	1,195	34,886	207,702

December 31, 2024 | 10-K 90

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables summarize balances of and changes in policyholders' account balances.

December 31, 2024 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$44,569	87,134	44,960	31,039
Issuances	24,241	3,263	779	5,820
Premiums received	438	4,201	5,703	778
Interest credited	2,031	2,790	1,827	800
Other	5	—	—	—
Less:
Surrenders and withdrawals	—	9,308	5,501	8,540
Benefit payments	10,870	—	—	—
Balance, end of year	$60,414	88,080	47,768	29,897
Weighted-average crediting rates	4.01%	3.73%	3.58%	3.02%
Cash surrender value	$60,414	88,080	47,768	29,897

December 31, 2023 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$32,995	86,807	41,663	34,603
Issuances	22,387	2,741	660	3,693
Premiums received	123	4,387	5,860	793
Interest credited	1,483	2,653	1,364	1,627
Other	1	—	—	—
Less:
Surrenders and withdrawals	—	9,454	4,587	9,677
Benefit payments	12,420	—	—	—
Balance, end of year	$44,569	87,134	44,960	31,039
Weighted-average crediting rates	4.00%	3.56%	3.04%	2.95%
Cash surrender value	$44,569	87,134	44,960	31,039

December 31, 2024 | 10-K 91

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table reconciles policyholders' account balances shown above to the policyholders' account balance liability in the consolidated balance sheets.

As of December 31, (In thousands)	2024	2023
Annuities:
Supplemental contracts without life contingencies	$60,414	44,569
Fixed annuity	88,080	87,134
Unearned revenue reserve	1,483	1,513
Total annuities	$149,977	133,216

Premiums paid in advance:
Premiums paid in advance	$29,897	31,039
Other	1,285	1,407
Total premiums paid in advance	$31,182	32,446

(6) POLICY CLAIM LIABILITY

The following table presents information on changes in the liability for policy and contract claims.

Years ended December 31, (In thousands)	2024	2023
Policy claims payable:
Balance at January 1	$6,637	9,884
Less: reinsurance recoverable	1,298	2,070
Net balance at January 1	5,339	7,814
Add claims incurred, related to:
Current year	26,781	25,630
Prior years(1)	(552)	(522)
	26,229	25,108
Deduct claims paid, related to:
Current year	19,189	20,786
Prior years	4,480	6,797
	23,669	27,583
Net balance December 31	7,899	5,339
Plus: reinsurance recoverable	923	1,298
Balance at December 31	$8,822	6,637
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

(7) REINSURANCE

In the normal course of business, the Company reinsures portions of certain policies that we underwrite to mitigate exposure to potential losses and/or to provide additional capacity for growth. In our international business, we generally retain $100,000 on any one individual life insurance policy and reinsure the death benefit amount above $100,000. We also reinsure 100% of our accidental death benefit rider coverage. In the second quarter of 2024, CICA Domestic entered into a coinsurance agreement with RGA Reinsurance Company ("RGA"). Under this agreement, CICA Domestic initially elected for RGA to reinsure 50% of its newly written final expense business. The

December 31, 2024 | 10-K 92

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  We obtain reinsurance from multiple reinsurers and monitor our reinsurance concentration as well as the financial strength ratings of our reinsurers. Their ratings by A.M. Best Company range from A- (Excellent) to A+ (Superior).

A summary of insurance in force, along with assumed and ceded life reinsurance activity, is summarized below as of the periods indicated.

December 31, (In thousands)	2024	2023
Insurance in force:
Direct life insurance in force	$5,227,506	4,922,254
Aggregate assumed life insurance in force	3,427	3,772
Aggregate ceded life insurance in force	(821,215)	(619,597)
Net life insurance in force	$4,409,718	4,306,429

The Company's reinsurance recoverable on ceded reinsurance was $6.9 million and $4.0 million in 2024 and 2023, respectively.   Premiums, claims and surrenders assumed and ceded and expenses ceded for all lines of business are summarized for the periods indicated below.

Years ended December 31, (In thousands)	2024	2023
Premiums from short duration contracts:
Direct	$1,837	4,425
Ceded	(16)	(1,792)
Net premiums earned	1,821	2,633
Premiums from long duration contracts:
Direct	176,999	166,132
Assumed	67	68
Ceded	(5,559)	(1,794)
Net premiums earned	171,507	164,406
Total premiums earned	$173,328	167,039
Claims and surrenders assumed	$122	113
Claims and surrenders ceded	$(2,341)	(936)
Commissions assumed and (ceded)	$(5,539)	35
Other general expenses ceded	$(960)	—

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

December 31, 2024 | 10-K 93

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

operations and financial condition. The Company's policy is to accrue for defense costs as those services are provided.

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

As previously disclosed, the jury found that Citizens should pay Alexis Delgado and Carlos Nalsen Landa, former independent consultants, approximately $1.3 million for “money had and received”, an equitable theory that claimed that the Citizens Companies would be unjustly enriched if they didn’t pay past and future commissions to Delgado and Landa. Additionally, the trial court awarded defendants Michael P. Buchweitz and Randall Riley approximately $3.5 million of their legal fees incurred during the trade secret lawsuit. On August 16, 2024, the judge signed a Final Judgment reflecting the jury decision and the court award of the legal fees. We do not believe the jury properly found that Delgado or Landa were entitled to any prior or future commissions as there was no evidence that we actually held any amount of commissions that they claim they should have received. We also do not believe that Riley or Buchweitz are entitled to legal fees because they were found to have breached the contracts whose fee shifting provisions they sought to invoke. Both of these judgments have been accrued pending the result of our appeal.

On September 17, 2024, we filed an appeal bond with the trial court in order to stay any execution of the judgment against us.

We have appealed the judgment against us and the appeal is currently pending in the Court of Appeals, Third District of Texas.

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

Obligations under the Credit Facility are secured by substantially all of the assets of the Company other than the equity interests its subsidiaries, real estate owned by the Company, and other limited exceptions. The Credit Facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to restrictions on indebtedness, liens, investments, asset dispositions and restricted payments. As of December 31, 2024, the Company had not borrowed any funds against the Credit Facility and was not in violation of any covenants.

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

Our operating lease liabilities had a weighted-average lease term of 5.8 years remaining as of December 31, 2024.

December 31, 2024 | 10-K 94

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Maturities of our remaining operating lease liabilities as of December 31, 2024 are as follows.

(In thousands)	Operating Lease Payments
Maturity of operating lease liabilities:
2025	$1,433
2026	1,385
2027	1,403
2028	1,438
2029	1,474
After 2029	1,253
Total operating lease liabilities	8,386
Interest expense	(597)
Present value of operating lease liabilities	$7,789

We record the lease right-of-use asset in Property and Equipment, Net and the lease liability in Other Liabilities using a weighted average discount rate of 2.71%. Cash payments related to the operating lease liabilities were $1.5 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively, and were reported in operating cash flows.

The Company does not engage in lease agreements among related parties.

As of December 31, 2024, CICA International is committed to fund investments up to $15.4 million related to limited partnership investments.

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

A summary of the change in the number of shares of Class A common stock and treasury stock issued is as follows:

(In thousands)	Common Stock	Treasury
	Class A	Stock
Balance at December 31, 2022	53,758	4,937
Stock issued for compensation	125	—
Acquisition of Class A shares	—	393
Balance at December 31, 2023	53,883	5,330
Stock issued for compensation	352	—
Balance at December 31, 2024	54,235	5,330

December 31, 2024 | 10-K 95

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

Years ended December 31, (In thousands, except per share amounts)	2024	2023
Basic and diluted earnings per share:
Numerator:
Net income	$14,912	24,437
Net income allocated to Class A common stock	$14,912	24,437

Denominator:
Weighted average shares of Class A outstanding - basic	49,738	49,696
Weighted average shares of Class A outstanding - diluted	50,748	50,681

Basic earnings per share of Class A common stock	$0.30	0.49
Diluted earnings per share of Class A common stock	$0.29	0.48

STATUTORY CAPITAL AND SURPLUS

The table below shows the combined total of all of our domestic insurance subsidiaries' statutory capital and surplus and statutory net income (loss) for life insurance operations and property insurance operations, although these amounts are not all available as dividends to Citizens since CICA Domestic is the only subsidiary directly owned by Citizens.  All other domestic subsidiaries are owned by CICA Domestic. SPFIC, our property insurance subsidiary, was dissolved during 2024.

As of December 31, (In thousands)	2024	2023
Combined statutory capital and surplus:
Life insurance operations	$28,814	29,416
Property insurance operations	—	5,692
Total combined statutory capital and surplus	$28,814	35,108

Years ended December 31, (In thousands)	2024	2023
Combined statutory net income (loss):
Life insurance operations	$(9,996)	(3,606)
Property insurance operations	(294)	(1,219)
Total combined statutory net income (loss)	$(10,290)	(4,825)

Generally, the net assets of the domestic insurance subsidiaries available for transfer to their immediate parent are limited to the lesser of the subsidiary's net gain from operations during the preceding year or 10% of the subsidiary's net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities.  Under these practices, total surplus at December 31, 2024 was $25.7 million and net loss from operations was $10.2 million for CICA Domestic for the year ended December 31, 2024.  Based upon these amounts, no dividend could be paid to the Company without prior regulatory approval in 2025. Payments of dividends in excess of such amounts would generally require approval by regulatory authorities.

Our domestic insurance subsidiaries have calculated their risk-based capital ("RBC") in accordance with the National Association of Insurance Commissioners' ("NAIC") Model Rule and the RBC rules as adopted by their

December 31, 2024 | 10-K 96

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

respective states of domicile. All domestic insurance subsidiaries exceeded the minimum capital requirements at December 31, 2024. On March 27, 2024, Citizens and the Colorado Division of Insurance entered into a capital maintenance agreement that specifies that Citizens will infuse capital as needed to ensure that CICA Domestic's RBC remains above 350%. As CICA Domestic's RBC exceeded 350% at December 31, 2024, no capital contribution was necessary.

CICA International is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards, but rather requires that an insurer submit a business plan for approval to the Office of the Commissioner of Insurance ("OIC") that includes proposed minimum capital and surplus. CICA International is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. CICA International began issuing new business as of January 1, 2023 and received the transfer of all of CICA Bermuda's in force insurance business as of August 31, 2023. CICA International's capital exceeds both of the required minimum capital and related ratio.

As of December 31, (In thousands)	2024	2023
CICA International capital and surplus	$91,513	66,619

Years ended December 31, (In thousands)	2024	2023
CICA International net income	$18,871	27,484

As stated above, CICA International exceeded both of the capital and surplus metrics established by the OIC. CICA International could pay up to $1.0 million in dividends during 2025 without regulatory approval.

(10) SEGMENT AND OTHER OPERATING INFORMATION

The Company's segments are defined by management's reporting structure and operating activities. The chief operating decision maker ("CODM"), our President and Chief Executive Officer, reviews and analyzes income statement information by segment to make decisions, assess financial performance and allocate resources across the Company in order to meet the overall strategic objectives of the Company. The Company has two reportable segments:  Life Insurance and Home Service Insurance.

Our Life Insurance segment issues endowment contracts, which are principally accumulation contracts that incorporate an element of life insurance protection, and whole life insurance to non-U.S. residents through CICA International.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional coverage and annuity benefits to enhance accumulations. CICA Domestic issues whole life, final expense and life products with living benefits throughout the U.S.

Our Home Service Insurance segment operates through our subsidiaries SPLIC and MGLIC, and focuses on the life insurance needs of the lower-income markets, primarily in Louisiana, Mississippi and Arkansas.  SPLIC also issues critical illness policies. Our policies are sold and serviced through funeral homes and independent agents who sell policies, collect premiums and service policyholders.  SPFIC sold property insurance policies in Louisiana and Arkansas until operations were ceased effective June 30, 2023. SPFIC was dissolved during 2024.

The Life Insurance and Home Service Insurance portions of the Company constitute separate businesses. In addition to the Life Insurance and Home Service Insurance business, the Company also operates other non-insurance portions of the Company ("Other Non-Insurance Enterprises"), which primarily include the Company’s IT and corporate-support functions.

The accounting policies of the reportable segments and Other Non-Insurance Enterprises are presented in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies.  The CODM evaluates profit and loss performance based on U.S. GAAP net income (loss) before federal income taxes for its two reportable segments. The Company's Other Non-Insurance Enterprises represents the only reportable difference between segments and consolidated operations.

December 31, 2024 | 10-K 97

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Year ended December 31, 2024 (In thousands)	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Revenues:
Premiums:
Life insurance	$129,426	42,135	—	171,561
Accident and health insurance	763	1,022	—	1,785
Property insurance	—	(18)	—	(18)
Net investment income (loss)	54,666	14,162	884	69,712
Investment related gains (losses), net	(2,185)	(424)	(17)	(2,626)
Other income (loss)	4,483	21	83	4,587
Total revenues	187,153	56,898	950	245,001
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	123,020	23,062	—	146,082
Increase in future policy benefit reserves	(10,501)	6,215	—	(4,286)
Policyholder liability remeasurement (gain) loss	5,380	(624)	—	4,756
Policyholders' dividends	5,332	23	—	5,355
Total insurance benefits paid or provided	123,231	28,676	—	151,907
Commissions	35,795	13,323	—	49,118
Other general expenses	25,898	14,972	11,396	52,266
Capitalization of deferred policy acquisition costs	(35,404)	(5,898)	—	(41,302)
Amortization of deferred policy acquisition costs	14,584	2,851	—	17,435
Amortization of cost of insurance acquired	103	494	—	597
Total benefits and expenses	164,207	54,418	11,396	230,021
Income (loss) before federal income tax	$22,946	2,480	(10,446)	14,980

December 31, 2024 | 10-K 98

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Year ended December 31, 2023 (In thousands)	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Revenues:
Premiums:
Life insurance	$121,424	43,185	—	164,609
Accident and health insurance	721	916	—	1,637
Property insurance	—	793	—	793
Net investment income (loss)	54,352	13,832	1,070	69,254
Investment related gains (losses), net	301	522	(63)	760
Other income (loss)	3,605	17	5	3,627
Total revenues	180,403	59,265	1,012	240,680
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	113,428	22,565	—	135,993
Increase in future policy benefit reserves	(10,931)	5,307	—	(5,624)
Policyholder liability remeasurement (gain) loss	4,153	307	—	4,460
Policyholders' dividends	5,512	30	—	5,542
Total insurance benefits paid or provided	112,162	28,209	—	140,371
Commissions	22,896	16,345	—	39,241
Other general expenses	23,969	16,690	6,472	47,131
Capitalization of deferred policy acquisition costs	(20,251)	(8,050)	—	(28,301)
Amortization of deferred policy acquisition costs	12,895	2,565	—	15,460
Amortization of cost of insurance acquired	111	493	—	604
Total benefits and expenses	151,782	56,252	6,472	214,506
Income (loss) before federal income tax	$28,621	3,013	(5,460)	26,174

The Company categorizes premiums in two categories - first year premiums are premiums received within the first 12 months of a policy's issuance and any premiums received thereafter are renewal premiums. A summary of the direct premiums for the Life Insurance segment is detailed below.

Years ended December 31, (In thousands)	Life Insurance Segment
	2024	2023
Premiums:
Direct premiums:
First year	$27,796	13,479
Renewal	107,861	110,372
Total direct premiums	135,657	123,851
Reinsurance	(5,468)	(1,706)
Total premiums	$130,189	122,145

December 31, 2024 | 10-K 99

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Since the property casualty business was dissolved during 2024, a summary of the Home Service Insurance segment direct life and A&H premium breakout is detailed below.

Years ended December 31, (In thousands)	Home Service Insurance Segment
	2024	2023
Direct life and A&H premiums:
First year	$5,226	5,810
Renewal	37,958	38,316
Total direct life and A&H premiums	$43,184	44,126

The table below summarizes assets by segment.

December 31, (In thousands)	2024	2023
Assets:
Segments:
Life Insurance	$1,291,300	1,267,243
Home Service Insurance	358,788	359,773
Total Segments	1,650,088	1,627,016
Other Non-Insurance Enterprises	35,237	41,912
Total assets	$1,685,325	1,668,928

GEOGRAPHIC INFORMATION

The following table sets forth the Company's annual total of earned premiums by country of policyholder residence for the years indicated.

Years ended December 31, (In thousands)	2024	2023
Area:
United States	$58,468	50,594
Colombia	25,727	25,453
Taiwan	16,690	17,760
Venezuela	14,305	15,143
Ecuador	13,159	13,379
Argentina	10,319	9,533
Other foreign countries	39,317	38,943
Reinsurance and change in premium accruals	(4,657)	(3,766)
Total premiums	$173,328	167,039

(11) INCOME TAXES

CICA International and CICA Bermuda are considered controlled foreign corporations for federal income tax purposes. As a result, the insurance activity of CICA International and CICA Bermuda are subject to Subpart F of the Internal Revenue Code ("IRC") and are included in Citizens’ taxable income. Due to the 0% enacted tax rate in Bermuda for all periods prior to the transfer of CICA Bermuda's insurance in force business to CICA International, there are no deferred taxes recorded for CICA Bermuda's temporary differences. The Government of Puerto Rico

December 31, 2024 | 10-K 100

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

approved a tax exemption decree for CICA International which freezes the income tax rate at 0% on taxable earnings up to $1.2 million and 4% on any taxable earnings in excess of $1.2 million for a minimum of 15 years.

In connection with the transfer of CICA Bermuda’s business from a zero tax jurisdiction to CICA International’s 4% tax jurisdiction in Puerto Rico, certain opening tax assets and liabilities, mainly related to investments, DAC and reserves, were established and the Company's consolidated deferred federal income tax liability was reduced by $4.4 million. Since the transfer was between companies under common control, the $4.4 million reduction in the deferred federal income tax liability was recorded as a credit to equity, $1.4 million of which increased retained earnings and $3.0 million of which reduced accumulated other comprehensive income (loss), based on the nature of the components during 2023 in accordance with ASC Topic 805.

A summary of the income (loss) before federal income tax expense, by jurisdiction, is as follows:

Years ended December 31, (In thousands)	2024	2023
Income (loss) before federal income tax:
United States	$(4,317)	(214)
Puerto Rico	19,297	11,514
Bermuda	—	14,874
Total income before federal income tax	$14,980	26,174

Federal income tax expense (benefit) consists of:

Years ended December 31, (In thousands)	2024	2023
Current income tax expense (benefit) related to:
United States - normal operations	$286	1,271
United States - UTP impact	—	(971)
Puerto Rico	1,582	577
Bermuda	—	—
Total current income tax expense	1,868	877

Deferred income tax expense (benefit) related to:
United States	(908)	968
Puerto Rico	(892)	(108)
Bermuda	—	—
Total deferred income tax expense (benefit)	(1,800)	860
Total federal income tax expense (benefit)	$68	1,737

December 31, 2024 | 10-K 101

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A reconciliation between the U.S. corporate income tax rate and the effective income tax rate is as follows:

Years ended December 31, (In thousands, except for %)	2024	%	2023	%
Expected federal income tax expense (benefit):	$3,146	21.0%	$5,497	21.0%
Foreign tax effects:
Puerto Rico:
Statutory tax rate difference between Puerto Rico and United States	(3,280)	(21.9)	(5,029)	(19.2)
Income tax exclusion	(48)	(0.3)	(48)	(0.2)
Other	(35)	(0.2)	—	—
Effect of cross-border tax laws:
Subpart F inclusions	(524)	(3.5)	1,595	6.1
PFIC QEF inclusions	800	5.3	570	2.2
Other	2	—	—	—
Nontaxable or nondeductible items:
Tax-exempt interest and dividends-received deduction	(23)	(0.1)	(35)	(0.1)
Compensation limitation under Section 162(m) & 280(g)	(2)	—	80	0.3
Other	52	0.3	—	—
Changes in unrecognized tax benefits	—	—	(971)	(3.7)
Other	(20)	(0.1)	78	0.2
Total federal income tax expense (benefit)	$68	0.5%	$1,737	6.6%

A summary of the total federal income tax payments made and refunds received by jurisdiction is as follows:

Years ended December 31, (In thousands)	2024	2023
Tax payments (refunds)
United States	$(828)	1,798
Puerto Rico	1,300	1
Bermuda	—	—
Total tax payments	$472	1,799

December 31, 2024 | 10-K 102

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The components of deferred federal income taxes are as follows:

December 31, (In thousands)	2024	2023
Deferred tax assets:
Future policy benefit reserves	$—	739
Net operating and capital loss carryforwards	1,774	353
Accrued policyholder dividends and expenses	200	218
Deferred intercompany loss	1,721	1,780
Unrealized losses on investments available-for-sale	15,816	12,786
Accrued compensation	745	379
Lease liability	1,628	1,895
Fixed assets	394	249
Other	1,065	270
Total gross deferred tax assets	23,343	18,669
Less:
Valuation allowance	5,073	4,468
Net deferred tax assets	18,270	14,201
Deferred tax liabilities:
DAC, COIA and intangible assets	(14,619)	(11,556)
Future policy benefit reserves	(4,363)	—
Investments	(316)	(322)
Tax reserves transition liability	(747)	(1,494)
Right-of-use lease asset	(1,628)	(1,895)
Other	(39)	(36)
Total gross deferred tax liabilities	(21,712)	(15,303)
Net deferred tax liability	$(3,442)	(1,102)

A summary of changes in the components of deferred federal and state income taxes is as follows:

December 31, (In thousands)	2024	2023
Deferred federal and state income taxes:
Balance January 1,	$(1,102)	(3,653)
Deferred tax benefit (expense)	1,800	(860)
Investments available-for-sale	3,031	2,424
Change in valuation allowance	(605)	(230)
Effects of unrealized gains (losses) on reserves	(6,566)	1,217
Balance December 31,	$(3,442)	(1,102)

The Company and our subsidiaries have $6.3 million in net operating loss carryforwards in the U.S. at December 31, 2024. The Company and our subsidiaries have capital loss carryforwards of $2.0 million in the U.S. and $0.5 million in Puerto Rico at December 31, 2024, which begin expiring in 2026 and 2031, respectively.

December 31, 2024 | 10-K 103

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At December 31, 2024 and 2023, we determined it was more likely than not that a portion of our capital deferred tax assets would not be realized in their entirety. Thus, the Company holds valuation allowances of $5.1 million and $4.5 million in other comprehensive income (loss) at December 31, 2024 and 2023, respectively.

The Company recognizes only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority.

A reconciliation of unrecognized tax benefits is as follows:

Years ended December 31, (In thousands)	2024	2023
Balance January 1,	$—	971
Reductions for tax positions of prior years	—	(971)
Balance December 31,	$—	—

The Company accrued an uncertain tax position of $1.0 million at December 31, 2022 which would have affected the effective tax rate if recognized. However, the Company released all of the remaining uncertain tax positions, including interest, during the fourth quarter of 2023 following the expiration of the statute of limitations on the tax year ended December 31, 2019. The Company has no uncertain tax positions as of December 31, 2024.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.  In the consolidated statements of operations and comprehensive income (loss), we recorded no interest income for the year ended December 31, 2024 and $0.2 million for the year ended December 31, 2023.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in response to the COVID-19 pandemic. The CARES Act, among other things, permitted net operating losses incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During the year ended December 31, 2022, the Company was able to claim a net refund for taxes paid in preceding years as a result of the CARES Act. As of December 31, 2024, the Company has an accrued tax refund remaining of $0.7 million.

The American Rescue Plan Act of 2021 was enacted on March 11, 2021 and the Inflation Reduction Act was enacted on August 16, 2022. These Acts did not have a material impact on the Company's financial statements.

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

The Company and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various U.S. states. Our subsidiaries are subject to examination by U.S. tax authorities for tax years ending after December 31, 2021.

The Company's Puerto Rico subsidiaries are subject to examination by Puerto Rico tax authorities for tax years ending after December 31, 2022.

December 31, 2024 | 10-K 104

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(12) OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% for domestic entities and 4% for Puerto Rican entities as indicated below.

(In thousands)	Amount	Tax Effect	Total
Year ended December 31, 2024:
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$(30,982)	2,572	(28,410)
Reclassification adjustment for (gains) losses included in net income (loss)	699	(147)	552
Unrealized holding gains (losses), net	(30,283)	2,425	(27,858)
Change in current discount rate for liability for future policy benefits	56,613	(6,565)	50,048
Other comprehensive income (loss)	$26,330	(4,140)	22,190
Year ended December 31, 2023:
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$50,894	971	51,865
Reclassification adjustment for (gains) losses included in net income (loss)	756	(159)	597
Unrealized holding gains (losses), net	51,650	812	52,462
Change in current discount rate for liability for future policy benefits	(34,790)	1,217	(33,573)
Other comprehensive income (loss)	$16,860	2,029	18,889

(13) STOCK COMPENSATION

Citizens grants stock-based compensation in the form of restricted stock units ("RSUs") and beginning in 2024, performance share units ("PSUs"). All stock awards are granted pursuant to the Citizens, Inc. Omnibus Incentive Plan (the "Plan"), which was approved by our shareholders in 2017. There were 3,000,000 shares authorized to be granted under the Plan. Awards may be granted under the Plan until June 05, 2027.

Restricted Stock Units. RSUs consist of time-vested grants and give the grantee the right to receive one share of our Class A common stock in the future for each RSU granted, subject to certain restrictions and a risk of forfeiture. For non-employee directors, RSUs are granted annually on the date of the annual shareholders meeting and vest one year from the date of grant, subject to continued service on the Board. Employee RSU grants vest over three years, subject to continued employment (except in the case of retirement, death or disability).

December 31, 2024 | 10-K 105

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides a rollforward of RSU activity for the two-year period ended December 31, 2024.

Restricted Stock Units	Units	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at December 31, 2022	266	$4.65
Granted	464	3.03
Less:
Vested	148	4.56
Forfeited	8	4.47
Outstanding at December 31, 2023	574	3.37
Granted	892	2.29
Less:
Vested	433	2.73
Forfeited	17	2.84
Outstanding at December 31, 2024	1,016	$2.70

In 2024, we recognized $1.5 million of expense for RSUs granted on or prior to December 31, 2024, while $1.8 million was unrecognized and is expected to be amortized up to two years. We also recognized compensation expenses of $1.4 million and $0.6 million in 2024 and 2023, respectively, related to RSU awards that vested during these periods. The aggregate intrinsic value of RSUs vested during the years ended December 31, 2024 and 2023 was $1.2 million and $0.4 million, respectively.

Performance Share Units. In 2024, the Board of Directors granted PSUs to a limited number of senior executives. PSUs have a three-year performance period and and give the grantee the right to receive one share of our Class A common stock in the future for each PSU granted, subject to subject to certain restrictions and a risk of forfeiture. While the PSU grant specifies a stated target number of shares, the grantees can earn up to 200% of the target PSUs awarded based on the achievement of the Board approved metric over the performance period. PSUs are not settled in shares until the Board certifies that the approved performance metrics have been met. Employees must continue to be employed during the performance period in order to receive shares, except in the case of death or disability, change in control, retirement (settled pro-rata) or certain involuntary terminations (settled pro-rata).

The following table provides a rollforward of PSU activity for the period beginning on the first date of grant and ending on December 31, 2024.

Performance Stock Units	Units		Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding at March 28, 2024	—		$—
Granted	333		2.14
Less:
Forfeited	83		2.14
Outstanding at December 31, 2024	250	(1)	$2.14
(1) The number of PSUs represents the base number of PSUs that may vest. The actual number of PSUs that vest will be between 0 and 500,000, depending on the Company's achievement of certain performance goals.

December 31, 2024 | 10-K 106

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In 2024, for the PSU grants, we recognized $0.1 million of expense, while $0.2 million was unrecognized and is expected to be amortized over the next two years. As of December 31, 2024, management estimates that the probability of achieving the performance targets was 50%.

(14) BENEFIT PLANS

The Company sponsors a defined contribution retirement plan.  The plan was initially established as the Citizens, Inc. Profit Sharing Plan and was restated as the Citizens, Inc. 401(k) Retirement and Profit Sharing Plan effective March 1, 2016. There have been no profit sharing contributions since 2014.

The 401(k) plan automatically enrolls employees who have completed three months of service. Voluntary contributions are made by employees and the Company provides a matching contribution based upon the employee's level of contribution. The Company's expense was $0.8 million in both 2024 and 2023.

Until December 31, 2024, the Company was primarily self-insured for employee health benefits.  The Company recorded its self-insurance liability based on an estimate of claims incurred but not yet reported. Through December 31, 2024, we also had stop-loss coverage for amounts in excess of $80,000 per individual per year.

(15) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as management service agreements related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. We perform an expense study on an annual basis, utilizing an enterprise-wide time study, and we adjust cost allocations among entities as needed based upon this review.  Any allocation changes are reflected in the segment operations, but do not impact consolidated expenses. There were no changes related to these relationships during the year ended December 31, 2024 and no additional related party transactions.

(16) QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table contains selected unaudited financial data for each quarter.

(In thousands, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2024
Revenues	$63,474	61,731	62,084	57,712
Benefits and expenses	59,758	58,694	58,782	52,787
Federal income tax expense (benefit)	95	247	(657)	383
Net income	3,621	2,790	3,959	4,542
Net income available to common shareholders	3,621	2,790	3,959	4,542
Basic earnings per share of Class A common stock	0.07	0.06	0.08	0.09
Diluted earnings per share of Class A common stock	0.07	0.05	0.08	0.09

2023
Revenues	$66,849	59,390	58,527	55,914
Benefits and expenses	58,075	54,749	52,483	49,199
Federal income tax expense (benefit)	(1,967)	1,943	(82)	1,843
Net income	10,741	2,698	6,126	4,872
Net income available to common shareholders	10,741	2,698	6,126	4,872
Basic earnings per share of Class A common stock	0.21	0.06	0.12	0.10
Diluted earnings per share of Class A common stock	0.21	0.05	0.12	0.10

December 31, 2024 | 10-K 107

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(17) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued and determined that no subsequent events need to be recognized or disclosed.

December 31, 2024 | 10-K 108

CITIZENS, INC.	FINANCIAL SCHEDULES

Schedule II Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Balance Sheets
December 31, (In thousands)	2024	2023

Assets:
Investment in subsidiaries (1)	$188,678	140,557
Fixed maturity securities, available-for-sale, at fair value	16,331	21,190
Equity securities, at fair value	21	23
Cash (restricted portion: $1,554 and none in 2024 and 2023, respectively)	4,272	3,905
Accrued investment income	197	230
Accounts receivable from subsidiaries (1)	4,292	4,332
Property and equipment, net	8,018	9,251
Other assets	283	1,151
Total assets	$222,092	180,639
Liabilities and Stockholders' Equity:
Liabilities:
Accrued expense and other liabilities	$11,737	8,510
Total liabilities	11,737	8,510
Stockholders' equity:
Common stock:
Class A	269,799	268,675
Class B	3,184	3,184
Retained earnings	57,062	42,150
Unrealized investment gains (losses) on securities held by parent and subsidiaries, net of tax	(95,965)	(118,155)
Treasury stock	(23,725)	(23,725)
Total stockholders' equity	210,355	172,129
Total liabilities and stockholders' equity	$222,092	180,639
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

December 31, 2024 | 10-K 109

CITIZENS, INC.	FINANCIAL SCHEDULES

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, (In thousands)	2024	2023
Comprehensive Income (Loss):
Revenues:
Management service fees (1)	$41,636	42,394
Investment income	4,900	1,083
Other	83	6
Investment related gains (losses), net	(17)	(63)
Total revenues	46,602	43,420
Expenses:
General expenses	47,470	44,642
Taxes, licenses and fees	216	158
Total expenses	47,686	44,800
Income (loss) before federal income tax expense (benefit) and equity in income (loss) of consolidated subsidiaries	(1,084)	(1,380)
Federal income tax expense (benefit)	—	1,798
Income (loss) before equity in income (loss) of consolidated subsidiaries	(1,084)	(3,178)
Equity in income of consolidated subsidiaries	15,996	27,615
Net income	14,912	24,437
Other comprehensive income (loss)	22,190	18,889
Total comprehensive income (loss)	$37,102	43,326
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

December 31, 2024 | 10-K 110

CITIZENS, INC.	FINANCIAL SCHEDULES

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Cash Flows
Years ended December 31, (In thousands)	2024	2023
Cash flows from operating activities:
Net income	$14,912	24,437
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment related gains (losses), net	17	63
Equity in income of consolidated subsidiaries	(15,996)	(27,615)
Change in accrued expenses and other liabilities	4,303	(1,398)
Change in federal income tax payable	828	—
Amortization of premiums and discounts on investments	81	107
Depreciation	243	228
Change in accrued investment income	32	112
Stock-based compensation	1,517	588
Decrease (increase) in receivable from subsidiaries and other assets	39	795
Other, net	(23)	481
Net cash provided by (used in) operating activities	5,953	(2,202)
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(5,066)	(723)
Maturities and calls of fixed maturity securities, available-for-sale	9,989	6,027
Sales of fixed maturity securities, available-for-sale	—	2,580
Sale of equity securities	—	770
Purchases of property and equipment	(106)	(130)
Maturities of short-term investments	—	750
Sales of short-term investments	—	499
Net cash provided by (used in) investing activities	4,817	9,773
Cash flows from financing activities:
Acquisition of treasury stock	—	(919)
Capital contribution to subsidiary	(10,010)	(4,850)
Other share repurchases	(393)	(60)
Net cash provided by (used in) financing activities	(10,403)	(5,829)
Net increase (decrease) in cash	367	1,742
Cash at beginning of year	3,905	2,163
Cash at end of year	$4,272	3,905

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

December 31, 2024 | 10-K 111

CITIZENS, INC.	FINANCIAL SCHEDULES

Schedule III Consolidated Supplementary Insurance Information
Years ended December 31, (In thousands)	2024	2023
Deferred policy acquisition costs:
Life Insurance	$141,660	120,840
Home Service Insurance	57,975	54,928
Total consolidated deferred policy acquisition costs	$199,635	175,768
Future policy benefit reserves and policy claims payable:
Life Insurance	$931,302	970,327
Home Service Insurance	250,625	266,452
Total consolidated future policy benefit reserves and policy claims payable	$1,181,927	1,236,779
Unearned premiums:
Life Insurance	$1,232	1,356
Home Service Insurance	40	38
Total consolidated unearned premiums	$1,272	1,394
Other policy claims and benefits payable:
Life Insurance	$211,739	192,953
Home Service Insurance	23,187	23,638
Total consolidated other policy claims and benefits payable	$234,926	216,591

December 31, 2024 | 10-K 112

CITIZENS, INC.	FINANCIAL SCHEDULES

The Company's written premium is not materially different from earned premium, therefore only earned premiums are detailed in Schedule IV.

Schedule IV Consolidated Statement of Reinsurance
(In thousands)	Direct Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	% of Amount Assumed to Net
Year ended December 31, 2024:
Life insurance in force	$5,227,506	821,215	3,427	4,409,718	0.1%
Premiums:
Life insurance	$177,053	5,559	67	171,561
Accident and health insurance	1,788	3	—	1,785
Property insurance	(5)	13	—	(18)
Total premiums	$178,836	5,575	67	173,328	—%
Year ended December 31, 2023:
Life insurance in force	$4,922,254	619,597	3,772	4,306,429	0.1%
Premiums:
Life insurance	$166,336	1,795	68	164,609
Accident and health insurance	1,641	4	—	1,637
Property insurance	2,580	1,787	—	793
Total premiums	$170,557	3,586	68	167,039	—%

December 31, 2024 | 10-K 113

EXHIBITS

Exhibit No.	The following exhibits are filed herewith:

3.1
Restated and Amended Articles of Incorporation dated March 4, 2004 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 15, 2004)

3.2	Amended and Restated Bylaws dated June 2, 2021 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on June 7, 2021)

4.1*	Description of Securities of Citizens, Inc.

10.1	Form of Indemnification Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 8, 2017)

10.2	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 8, 2017)

10.3†	Citizens, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the Registrant on December 5, 2017)

10.4†	Form of Citizens, Inc. Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed on March 29, 2018)

10.5†*	Form of Citizens, Inc. Executive Officer Performance Share Unit Agreement

10.6†	Form of Citizens, Inc. Non-employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K filed on March 29, 2018)

10.7†
Executive Employment Agreement by and between Citizens, Inc. and Gerald W. Shields, effective as of January 1, 2022 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 21, 2021)

10.8†
Amendment to Executive Employment Agreement by and between Citizens, Inc. and Gerald W. Shields, effective as of January 1, 2024 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 15, 2023)

10.9†
Executive Employment Agreement by and between Citizens, Inc. and Jon Stenberg, entered into as of March 18, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 18, 2024)

10.10	Credit Agreement between the Company and Regions Bank dated May 5, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2021)

10.11
Pledge and Security Agreement dated May 5, 2021 by and between Citizens, Inc. as obligor, and Regions Bank, as lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2021)

10.12
First Amendment to Credit Agreement between the Company and Regions Bank dated May 3, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2024)

10.13†
Form of Executive Change in Leadership Agreement entered into on November 3, 2023, by and between the Company and each of the following Named Executive Officers: Jeffery P. Conklin, Sheryl Kinlaw, Robert M. Mauldin III and Harvey J.L. Waite (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 2023)

10.14†	Compensation Recovery Policy (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report for the Year Ended December 31, 2023 on Form 10-K filed on March 14, 2024)

December 31, 2024 | 10-K 114

10.15†
Services Agreement between Citizens, Inc. and Robert M. Mauldin III effective August 2, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2024)

19*	Citizens, Inc. Insider Trading Policy

21*	Subsidiaries of the Registrant

23*	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP

24	Power of Attorney (included on signature page enclosed herein)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Inline XBRL for the cover page of this Annual Report on Form 10-K for the year ended December 31, 2024, filed electronically herewith, included in the Exhibit 101 Inline XBRL Document Set.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.

Item 16. FORM 10-K SUMMARY

None.

December 31, 2024 | 10-K 115

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CITIZENS, INC.

Date:	March 13, 2025	By:	/s/ Jon Stenberg
Jon Stenberg,
Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin,
Vice President, Chief Financial Officer, Chief Investment Officer and Treasurer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jon Stenberg and Jeffery P. Conklin jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 13, 2025.

Dated:  March 13, 2025

/s/ Jerry D. Davis, Jr.	/s/ Gerald W. Shields
Jerry D. Davis, Jr., Chairman of the Board and Director	Gerald W. Shields, Vice Chairman of the Board and Director

/s/ Christopher W. Claus	/s/ Cynthia H. Davis
Christopher W. Claus, Director	Cynthia H. Davis, Director

/s/ Dr. Terry S. Maness	/s/ Mary Taylor
Dr. Terry S. Maness, Director	Mary Taylor, Director

/s/ J. Keith Morgan
J. Keith Morgan, Director

December 31, 2024 | 10-K 116