Form 10-Q
period 2025-03-31
CITIZENS, INC.
filed 2025-05-08
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 1, 2025, the Registrant had 50,149,966 shares of Class A common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

March 31, 2025 | 10-Q 1

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets

(In thousands)	March 31, 2025	December 31, 2024
	(Unaudited)
Assets:
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $1,409,351 and $1,401,301 in 2025 and 2024, respectively)	$1,247,428	1,220,961
Equity securities, at fair value	5,493	5,447
Policy loans	70,961	71,216
Other long-term investments (portion measured at fair value $93,036 and $93,337 in 2025 and 2024, respectively)	93,318	93,604
Total investments	1,417,200	1,391,228
Cash and cash equivalents (restricted portion: $1,554 in both 2025 and 2024)	18,355	29,271
Accrued investment income	17,257	17,546
Reinsurance recoverable	7,931	6,941
Deferred policy acquisition costs	203,837	199,635
Cost of insurance acquired	9,348	9,446
Current federal income tax receivable	—	148
Property and equipment, net	10,164	10,574
Due premiums	9,461	11,721
Other assets (less allowance for losses of $646 and $516 in 2025 and 2024, respectively)	8,651	8,815
Total assets	$1,702,204	1,685,325

See accompanying Notes to Consolidated Financial Statements.

March 31, 2025 | 10-Q 2

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets, Continued

(In thousands, except share amounts)	March 31, 2025	December 31, 2024
	(Unaudited)
Liabilities and Stockholders' Equity:
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,177,086	1,172,034
Accident and health insurance	1,113	1,071
Total future policy benefit reserves	1,178,199	1,173,105
Policyholders' funds:
Annuities	158,034	149,977
Dividend accumulations	48,593	47,768
Premiums paid in advance	31,964	31,182
Policy claims payable	9,898	8,822
Other policyholders' funds	7,848	7,271
Total policyholders' funds	256,337	245,020
Total policy liabilities	1,434,536	1,418,125
Commissions payable	3,726	4,546
Current federal income tax payable	58	—
Deferred federal income tax liability	4,009	3,442
Payable for securities in process of settlement	250	—
Other liabilities	41,486	48,857
Total liabilities	1,484,065	1,474,970
Commitments and contingencies (Notes 7 and 8)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 54,236,438 and 54,235,165 shares issued and outstanding in 2025 and 2024, respectively, including shares in treasury of 4,327,810 in 2025 and 2024	270,315	269,799
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2025 and 2024, including shares in treasury of 1,001,714 in 2025 and 2024	3,184	3,184
Retained earnings	55,439	57,062
Accumulated other comprehensive income (loss)	(87,074)	(95,965)
Treasury stock, at cost	(23,725)	(23,725)
Total stockholders' equity	218,139	210,355
Total liabilities and stockholders' equity	$1,702,204	1,685,325

See accompanying Notes to Consolidated Financial Statements.

March 31, 2025 | 10-Q 3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2025	2024
Revenues:
Premiums:
Life insurance	$39,349	38,261
Accident and health insurance	448	414
Property insurance	—	(2)
Net investment income	17,377	17,487
Investment related gains (losses), net	(2,894)	963
Other income	1,372	589
Total revenues	55,652	57,712
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	40,098	33,113
Increase (decrease) in future policy benefit reserves	(3,646)	451
Policyholder liability remeasurement (gain) loss	(172)	319
Policyholders' dividends	1,295	1,237
Total insurance benefits paid or provided	37,575	35,120
Commissions	11,275	10,450
Other general expenses	12,693	11,338
Capitalization of deferred policy acquisition costs	(8,849)	(8,331)
Amortization of deferred policy acquisition costs	4,647	4,038
Amortization of cost of insurance acquired	98	172
Total benefits and expenses	57,439	52,787
Income (loss) before federal income tax	(1,787)	4,925
Federal income tax expense (benefit)	(164)	383
Net income (loss)	(1,623)	4,542

Per Share Amounts:
Basic and diluted earnings (loss) per share of Class A common stock	(0.03)	0.09

Other Comprehensive Income (Loss):
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) arising during period	18,334	(13,416)
Reclassification adjustment for (gains) losses included in net income (loss)	83	448
Unrealized gains (losses) on fixed maturity securities, net	18,417	(12,968)
Change in current discount rate for liability for future policy benefits	(8,589)	33,995
Income tax expense (benefit) on other comprehensive income items	937	2,642
Other comprehensive income (loss)	8,891	18,385
Total comprehensive income (loss)	$7,268	22,927

See accompanying Notes to Consolidated Financial Statements.

March 31, 2025 | 10-Q 4

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
(In thousands)	Class A	Class B

Balance at December 31, 2024	$269,799	3,184	57,062	(95,965)	(23,725)	210,355
Comprehensive income (loss):
Net income (loss)	—	—	(1,623)	—	—	(1,623)
Other comprehensive income (loss)	—	—	—	8,891	—	8,891
Total comprehensive income (loss)	—	—	(1,623)	8,891	—	7,268
Stock-based compensation	516	—	—	—	—	516
Balance at March 31, 2025	$270,315	3,184	55,439	(87,074)	(23,725)	218,139

Balance at December 31, 2023	$268,675	3,184	42,150	(118,155)	(23,725)	172,129
Comprehensive income (loss):
Net income (loss)	—	—	4,542	—	—	4,542
Other comprehensive income (loss)	—	—	—	18,385	—	18,385
Total comprehensive income (loss)	—	—	4,542	18,385	—	22,927
Stock-based compensation	127	—	—	—	—	127
Balance at March 31, 2024	$268,802	3,184	46,692	(99,770)	(23,725)	195,183

See accompanying Notes to Consolidated Financial Statements.

March 31, 2025 | 10-Q 5

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31, (In thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(1,623)	4,542
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Investment related (gains) losses on sale of investments and other assets, net	2,894	(963)
Net deferred policy acquisition costs	(4,202)	(4,293)
Amortization of cost of insurance acquired	98	172
Depreciation	161	144
Amortization of premiums and discounts on investments	1,181	1,291
Stock-based compensation	572	154
Deferred federal income tax expense (benefit)	(370)	(143)
Change in:
Accrued investment income	289	70
Reinsurance recoverable	(990)	(217)
Due premiums	2,260	1,384
Future policy benefit reserves	(3,495)	128
Other policyholders' liabilities	11,491	6,929
Federal income tax payable	206	1,353
Commissions payable and other liabilities	(7,855)	(1,863)
Other, net	131	(1,900)
Net cash provided by operating activities	748	6,788
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(17,519)	(23,271)
Sales of fixed maturity securities, available-for-sale	65	2,508
Maturities and calls of fixed maturity securities, available-for-sale	8,402	12,366
Principal payments on mortgage loans	2	3
(Increase) decrease in policy loans, net	255	85
Sales of other long-term investments	232	82
Purchases of other long-term investments	(2,763)	(1,181)
Purchases of property and equipment	(107)	(58)
Net cash used in investing activities	(11,433)	(9,466)

See accompanying Notes to Consolidated Financial Statements.

March 31, 2025 | 10-Q 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(Unaudited)

Three Months Ended March 31, (In thousands)	2025	2024
Cash flows from financing activities:
Annuity deposits	$2,211	1,600
Annuity withdrawals	(2,385)	(2,650)
Other share repurchases	(57)	(27)
Net cash used in financing activities	(231)	(1,077)
Net increase (decrease) in cash and cash equivalents	(10,916)	(3,755)
Cash and cash equivalents at beginning of year	29,271	26,997
Cash and cash equivalents at end of period	$18,355	23,242

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2025, various fixed maturity issuers exchanged securities with book values of $5.7 million for securities of equal value and none during the three months ended March 31, 2024.

The Company had $0.3 million and $1.4 million of net unsettled security trades at March 31, 2025 and March 31, 2024, respectively.

See accompanying Notes to Consolidated Financial Statements.

March 31, 2025 | 10-Q 7

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) FINANCIAL STATEMENTS

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens" or the "Company"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA Domestic"), CICA Life Ltd. ("CICA Bermuda"), Security Plan Life Insurance Company ("SPLIC"), Magnolia Guaranty Life Insurance Company ("MGLIC"), Computing Technology, Inc. ("CTI"), Nexo Global Services LLC, a Puerto Rico holding company ("Nexo") and its wholly-owned subsidiaries, CICA Life A.I., a Puerto Rico company ("CICA International") and Nexo Enrollment Services LLC, a Puerto Rico service company ("NES"). All significant inter-company accounts and transactions have been eliminated. Citizens and its wholly-owned subsidiaries are collectively referred to as the "Company," "it," "we," "us" or "our".

The consolidated balance sheet as of March 31, 2025, the consolidated statements of operations and comprehensive income (loss) and stockholders' equity for the three months ended March 31, 2025 and March 31, 2024 and the consolidated statements of cash flows for the three months ended March 31, 2025 and March 31, 2024 have been prepared by the Company without audit and are not subject to audit. In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2025 and for comparative periods have been made. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 ("Form 10-K").  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Our Life Insurance segment operates through our subsidiaries CICA Domestic and CICA International.

CICA Domestic. CICA Domestic issues primarily ordinary whole life, final expense and life products with living benefits throughout the U.S.

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

Our Home Service Insurance segment operates through our subsidiaries SPLIC and MGLIC and focuses on the life insurance needs of the middle- and lower-income markets in Louisiana, Mississippi and Arkansas.  Our products in this segment consist primarily of small face amount whole life, industrial life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs. SPLIC also issues critical illness policies.

CTI provides data processing systems and services to the Company. NES provides services to policyholders of CICA International.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent

March 31, 2025 | 10-Q 8

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from these estimates.

Significant estimates include those used in the evaluation of credit losses on fixed maturity securities, valuation allowances on deferred tax assets, actuarially determined assets and liabilities, and assumptions and contingencies related to litigation and regulatory matters.  Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the consolidated financial statements.

SIGNIFICANT ACCOUNTING POLICIES

For a description of all significant accounting policies, see Part IV, Item 15, Note 1. Summary of Significant Accounting Policies in the notes to our consolidated financial statements included in our Form 10-K, which should be read in conjunction with these accompanying consolidated financial statements.

(2) ACCOUNTING PRONOUNCEMENTS

ACCOUNTING STANDARDS NOT YET ADOPTED

In November 2024, the FASB issued ASU No. ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which is intended to enhance expense disclosures by requiring additional disaggregation of certain costs and expenses, on an interim and annual basis, within the footnotes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. While this ASU will impact only our disclosures and not our financial condition and results of operations, we are currently evaluating the impact of adopting this pronouncement on the consolidated financial statements.

No other new accounting pronouncements issued or effective during the year had, or is expected to have, a material impact on our consolidated financial statements.

(3) INVESTMENTS

The Company invests primarily in fixed maturity securities as shown below.

Carrying Value (In thousands, except for %)	March 31, 2025		December 31, 2024
	Amount	%	Amount	%

Cash and invested assets:
Fixed maturity securities	$1,247,428	86.9%	1,220,961	86.0%
Equity securities	5,493	0.4	5,447	0.4
Policy loans	70,961	4.9	71,216	5.0
Other long-term investments	93,318	6.5	93,604	6.6
Cash and cash equivalents	18,355	1.3	29,271	2.0
Total cash and invested assets	$1,435,555	100.0%	1,420,499	100.0%

March 31, 2025 | 10-Q 9

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities as of the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025
(In thousands)

Fixed maturity securities:
U.S. Treasury securities	$5,927	98	87	5,938
U.S. Government-sponsored enterprises	3,145	206	—	3,351
States and political subdivisions	298,351	1,402	29,317	270,436
Corporate:
Financial	270,073	2,289	30,209	242,153
Consumer	265,695	1,269	43,081	223,883
Utilities	127,120	359	21,418	106,061
Energy	80,513	92	9,168	71,437
Communications	70,722	205	8,830	62,097
All other	126,765	472	16,315	110,922
Commercial mortgage-backed	313	2	4	311
Residential mortgage-backed	106,538	5	10,137	96,406
Asset-backed	54,189	972	728	54,433
Total fixed maturity securities	$1,409,351	7,371	169,294	1,247,428

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
(In thousands)

Fixed maturity securities:
U.S. Treasury securities	$5,939	85	115	5,909
U.S. Government-sponsored enterprises	3,152	152	—	3,304
States and political subdivisions	300,757	1,087	33,542	268,302
Corporate:
Financial	272,925	1,593	33,285	241,233
Consumer	263,242	899	45,955	218,186
Utilities	126,361	220	22,770	103,811
Energy	79,247	40	9,959	69,328
Communications	70,896	111	9,910	61,097
All other	117,387	315	16,368	101,334
Commercial mortgage-backed	315	1	5	311
Residential mortgage-backed	106,661	7	13,026	93,642
Asset-backed	54,419	891	806	54,504
Total fixed maturity securities	$1,401,301	5,401	185,741	1,220,961

March 31, 2025 | 10-Q 10

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's investments in equity securities are shown below.

Fair Value (In thousands)	March 31, 2025	December 31, 2024

Equity securities:
Bond mutual funds	$748	739
Common stocks	952	810
Non-redeemable preferred stock	7	7
Non-redeemable preferred stock fund	3,786	3,891
Total equity securities	$5,493	5,447

VALUATION OF INVESTMENTS

Available-for-sale ("AFS") fixed maturity securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income (loss). The Company recognized net investment related gains of $47 thousand and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, on equity securities held.

The Company considers several factors in its review and evaluation of individual investments, using the process described in Part IV, Item 15, Note 2. Investments in the notes to the consolidated financial statements of our Form 10-K to determine whether a credit valuation loss exists. For the three months ended March 31, 2025 and 2024, the Company recorded no credit valuation losses on fixed maturity securities.

For fixed maturity security investments that have unrealized losses as of March 31, 2025 and December 31, 2024, the gross unrealized losses and related fair values that have been in a continuous unrealized loss position by timeframe are as follows.

March 31, 2025	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
U.S. Treasury securities	$855	31	3	444	56	5	1,299	87	8
States and political subdivisions	29,060	845	44	151,175	28,472	178	180,235	29,317	222
Corporate:
Financial	25,801	480	36	150,873	29,729	189	176,674	30,209	225
Consumer	34,644	1,452	43	164,681	41,629	217	199,325	43,081	260
Utilities	13,576	428	36	80,755	20,990	144	94,331	21,418	180
Energy	14,597	321	31	51,654	8,847	62	66,251	9,168	93
Communications	4,628	93	7	49,759	8,737	61	54,387	8,830	68
All Other	25,067	840	36	72,295	15,475	90	97,362	16,315	126
Commercial mortgage-backed	—	—	—	88	4	1	88	4	1
Residential mortgage-backed	81	1	3	96,077	10,136	84	96,158	10,137	87
Asset-backed	9,736	192	15	14,602	536	16	24,338	728	31
Total fixed maturity securities	$158,045	4,683	254	832,403	164,611	1,047	990,448	169,294	1,301

March 31, 2025 | 10-Q 11

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2024	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
U.S. Treasury securities	$835	51	3	435	64	5	1,270	115	8
States and political subdivisions	42,583	1,484	63	147,534	32,058	177	190,117	33,542	240
Corporate:
Financial	29,258	756	53	154,448	32,529	192	183,706	33,285	245
Consumer	37,231	2,053	57	161,795	43,902	216	199,026	45,955	273
Utilities	16,750	687	47	79,488	22,083	142	96,238	22,770	189
Energy	11,654	438	29	52,537	9,521	65	64,191	9,959	94
Communications	9,973	250	11	48,462	9,660	60	58,435	9,910	71
All Other	25,208	1,237	38	68,756	15,131	87	93,964	16,368	125
Commercial mortgage-backed	100	—	1	89	5	1	189	5	2
Residential mortgage-backed	160	2	11	93,231	13,024	84	93,391	13,026	95
Asset-backed	10,330	243	14	14,741	563	16	25,071	806	30
Total fixed maturity securities	$184,082	7,201	327	821,516	178,540	1,045	1,005,598	185,741	1,372

In each category of our fixed maturity securities described above, we do not intend to sell our investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. As of March 31, 2025 and December 31, 2024, 99.2% of the fair value of our fixed maturity securities portfolio, respectively, were rated investment grade. While the losses are currently unrealized, we continue to monitor all fixed maturity securities on an on-going basis as future information may become available which could result in an allowance being recorded.

These unrealized losses on fixed maturity securities are due to noncredit-related factors, including changes in credit spreads and rising interest rates since purchase, which have little bearing on the recoverability of our investments, hence they are not recognized as credit losses. The fair value is expected to recover as the securities approach maturity or if market yields for such investments decline.

The amortized cost and fair value of fixed maturity securities at March 31, 2025 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

March 31, 2025	Amortized Cost	Fair Value
(In thousands)
Fixed maturity securities:
Due in one year or less	$29,590	29,545
Due after one year through five years	134,188	134,263
Due after five years through ten years	261,428	257,371
Due after ten years	984,145	826,249
Total fixed maturity securities	$1,409,351	1,247,428

March 31, 2025 | 10-Q 12

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Fixed maturity securities, available-for-sale:
Proceeds	$65	2,508
Gross realized gains	$1	1
Gross realized losses	$4	49

Real estate held-for-sale consists of former Home Service Insurance segment district offices in Baton Rouge and Bogalusa, Louisiana. It was determined during the quarter that these properties met the held-for-sale criteria. As a result, these properties were reclassified from property, plant and equipment, net to real estate held-for-sale and is included in other long-term investments on the consolidated balance sheets. These investments are listed at carrying value and are no longer being depreciated.

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

Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker prices utilizing significant inputs not based on or corroborated by readily available market information.  Real estate held-

March 31, 2025 | 10-Q 13

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
for-sale is included in this category. There were no securities in this category as of or during the periods ended March 31, 2025 and December 31, 2024.

The following tables set forth our assets measured at fair value on a recurring basis as of the dates indicated.

March 31, 2025	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial assets:
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$5,938	3,351	—	9,289
States and political subdivisions	—	270,436	—	270,436
Corporate	42	816,511	—	816,553
Commercial mortgage-backed	—	311	—	311
Residential mortgage-backed	—	96,406	—	96,406
Asset-backed	—	54,433	—	54,433
Total fixed maturity securities	5,980	1,241,448	—	1,247,428

Equity securities:
Bond mutual funds	748	—	—	748
Common stocks	952	—	—	952
Non-redeemable preferred stock	7	—	—	7
Non-redeemable preferred stock fund	3,786	—	—	3,786
Total equity securities	5,493	—	—	5,493
Other long-term investments (1)	—	—	—	93,036
Total financial assets	$11,473	1,241,448	—	1,345,957
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

March 31, 2025 | 10-Q 14

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2024	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial assets:
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$5,909	3,304	—	9,213
States and political subdivisions	—	268,302	—	268,302
Corporate	42	794,947	—	794,989
Commercial mortgage-backed	—	311	—	311
Residential mortgage-backed	—	93,642	—	93,642
Asset-backed	—	54,504	—	54,504
Total fixed maturity securities	5,951	1,215,010	—	1,220,961

Equity securities:
Bond mutual funds	739	—	—	739
Common stocks	810	—	—	810
Non-redeemable preferred stock	7	—	—	7
Non-redeemable preferred stock fund	3,891	—	—	3,891
Total equity securities	5,447	—	—	5,447
Other long-term investments (1)	—	—	—	93,337
Total financial assets	$11,398	1,215,010	—	1,319,745
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

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At March 31, 2025, fixed maturity securities, valued using a third-party pricing source, totaled $1.2 billion for Level 2 assets and comprised 92.2% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at March 31, 2025.  As of March 31, 2025, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Limited partnerships. The Company considers the net asset value ("NAV") to represent the value of the investment fund and is measured by the total value of assets minus the total value of liabilities. The following table includes information related to our investments in limited partnerships that calculate NAV per share. For these investments, which are measured at fair value on a recurring basis, we use the NAV per share to measure fair value. The Company recognized net investment related losses of $1.5 million for the three months ended March 31, 2025, and

March 31, 2025 | 10-Q 15

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
gains of $1.3 million on limited partnerships held for the three months ended March 31, 2024. These investments are included in other long-term investments on the consolidated balance sheets.

		March 31, 2025			December 31, 2024
(In thousands, except for years)		Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)	Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)
	Description
Limited partnerships:
Middle market	Investments in privately-originated, performing senior secured debt primarily in North America-based companies	$34,307	1,660	2	$35,369	1,660	3
Global equity fund	Investments in common stocks of U.S., international developed and emerging markets with a focus on long-term capital growth	11,416	—	0	11,568	—	0
Late-stage growth	Investments in private late-stage, established companies seeking capital to accelerate growth prior to an IPO or sale	31,676	5,498	3 to 5	27,825	8,134	3 to 5
Infrastructure	Investments in environmental infrastructure and related technology, focusing on renewable power generation and distribution	15,637	5,364	8 to 10	18,575	5,637	9 to 10
Total limited partnerships		$93,036	12,522		$93,337	15,431

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated financial statements not otherwise disclosed for the periods indicated were as follows:

	March 31, 2025		December 31, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Policy loans	$70,961	70,961	71,216	71,216
Residential mortgage loan	31	31	33	34
Cash and cash equivalents	18,355	18,355	29,271	29,271
Financial liabilities:
Annuity - investment contracts	69,492	64,285	68,888	63,629

Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at both March 31, 2025 and December 31, 2024 and no specified maturity dates. The aggregate fair value of policy loans approximates the

March 31, 2025 | 10-Q 16

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

Residential mortgage loan. This mortgage loan is secured by a residential property. The interest rate for this loan was 7.0% at both March 31, 2025 and December 31, 2024. At March 31, 2025, the remaining loan matures in three years.  Management estimated the fair value using an annual interest rate of 6.25% at both March 31, 2025 and December 31, 2024. Our mortgage loan is considered a Level 3 asset in the fair value hierarchy and is included in other long-term investments on the consolidated balance sheets.

Cash and cash equivalents. The fair value of cash and cash equivalents approximates carrying value and these assets are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contracts, which are considered Level 3 liabilities, was estimated at March 31, 2025 and December 31, 2024 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 3.80% to 4.92% and 3.96% to 4.96%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Other long-term investments. Financial instruments included in other long-term investments are classified in various levels of the fair value hierarchy. The following table summarizes the carrying amounts of these investments.

Carrying Value (In thousands)	March 31, 2025	December 31, 2024
Other long-term investments:
Limited partnerships	$93,036	93,337
FHLB common stock	215	212
Mortgage loans	31	33
Real estate held-for-sale	15	—
All other investments	21	22
Total other long-term investments	$93,318	93,604

We are a member of the Federal Home Loan Bank ("FHLB") of Dallas and such membership requires members to own stock in the FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value.

(5) DEFERRED POLICY ACQUISITION COSTS AND COST OF INSURANCE ACQUIRED

DAC

The following tables roll forward the DAC and COIA balances for the three months ended March 31, 2025 and 2024 by reporting cohort. Our reporting cohorts are Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy, and Permanent Limited Pay, which summarizes insurance policies with

March 31, 2025 | 10-Q 17

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

Three Months Ended March 31, 2025 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$124,725	16,388	547	141,660
Capitalizations	6,715	920	84	7,719
Amortization expense	(3,594)	(276)	(23)	(3,893)
Balance, end of period	127,846	17,032	608	145,486

Home Service Insurance:
Balance, beginning of year	45,656	11,151	1,168	57,975
Capitalizations	895	173	62	1,130
Amortization expense	(571)	(107)	(76)	(754)
Balance, end of period	45,980	11,217	1,154	58,351

Consolidated:
Balance, beginning of year	170,381	27,539	1,715	199,635
Capitalizations	7,610	1,093	146	8,849
Amortization expense	(4,165)	(383)	(99)	(4,647)
Balance, end of period	$173,826	28,249	1,762	203,837

Three Months Ended March 31, 2024 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$105,552	14,075	1,213	120,840
Capitalizations	5,976	766	74	6,816
Amortization expense	(3,076)	(227)	(55)	(3,358)
Balance, end of period	108,452	14,614	1,232	124,298

Home Service Insurance:
Balance, beginning of year	43,280	10,564	1,084	54,928
Capitalizations	1,174	271	70	1,515
Amortization expense	(554)	(105)	(21)	(680)
Balance, end of period	43,900	10,730	1,133	55,763

Consolidated:
Balance, beginning of year	148,832	24,639	2,297	175,768
Capitalizations	7,150	1,037	144	8,331
Amortization expense	(3,630)	(332)	(76)	(4,038)
Balance, end of period	$152,352	25,344	2,365	180,061

DAC capitalization increased for the three months ended March 31, 2025, compared to the same prior year period mainly from increased commissions from higher first year sales in our Life Insurance segment.

March 31, 2025 | 10-Q 18

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

COIA

Three Months Ended March 31, 2025 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$599	648	—	1,247
Amortization expense	(10)	(11)	—	(21)
Balance, end of period	589	637	—	1,226

Home Service Insurance:
Balance, beginning of year	6,825	161	1,213	8,199
Amortization expense	(89)	(2)	14	(77)
Balance, end of period	6,736	159	1,227	8,122

Consolidated:
Balance, beginning of year	7,424	809	1,213	9,446
Amortization expense	(99)	(13)	14	(98)
Balance, end of period	$7,325	796	1,227	9,348

Three Months Ended March 31, 2024 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$249	695	406	1,350
Amortization expense	(4)	(13)	(9)	(26)
Balance, end of period	245	682	397	1,324

Home Service Insurance:
Balance, beginning of year	7,194	168	1,331	8,693
Amortization expense	(94)	(2)	(50)	(146)
Balance, end of period	7,100	166	1,281	8,547

Consolidated:
Balance, beginning of year	7,443	863	1,737	10,043
Amortization expense	(98)	(15)	(59)	(172)
Balance, end of period	$7,345	848	1,678	9,871

(6) POLICYHOLDERS’ LIABILITIES

LIABILITY FOR FUTURE POLICY BENEFITS

The following tables summarize balances of and changes in the liability for future policy benefits for our reporting cohorts: Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy,

March 31, 2025 | 10-Q 19

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

March 31, 2025 (In thousands)	Life Insurance			Home Service Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums:
Balance, beginning of year	$299,918	14,962	314,880	94,458	13,878	108,336
Beginning balance at original discount rate	310,919	15,180	326,099	101,026	14,732	115,758
Effect of actual variances from expected experience	(8,002)	424	(7,578)	(1,714)	(653)	(2,367)
Adjusted beginning of year balance	302,917	15,604	318,521	99,312	14,079	113,391
Issuances	26,908	985	27,893	3,632	547	4,179
Interest accrual	3,241	147	3,388	1,053	133	1,186
Net premiums collected	(13,087)	(1,442)	(14,529)	(3,017)	(53)	(3,070)
Derecognition and other	(2,484)	118	(2,366)	(49)	(21)	(70)
Ending balance at original discount rate	317,495	15,412	332,907	100,931	14,685	115,616
Effect of changes in discount rates	(7,228)	(113)	(7,341)	(5,556)	(680)	(6,236)
Balance, end of period	$310,267	15,299	325,566	95,375	14,005	109,380

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$996,556	187,066	1,183,622	198,809	111,639	310,448
Beginning balance at original discount rate	1,051,493	201,797	1,253,290	218,555	123,016	341,571
Effect of actual variances from expected experience	(8,017)	1,025	(6,992)	(1,849)	(319)	(2,168)
Adjusted beginning of year balance	1,043,476	202,822	1,246,298	216,706	122,697	339,403
Issuances	27,035	1,113	28,148	3,633	541	4,174
Interest accrual	11,608	2,056	13,664	2,419	1,437	3,856
Benefit payments	(26,576)	(5,644)	(32,220)	(3,703)	(1,358)	(5,061)
Derecognition and other	(2,639)	(12)	(2,651)	(57)	(23)	(80)
Ending balance at original discount rate	1,052,904	200,335	1,253,239	218,998	123,294	342,292
Effect of changes in discount rates	(44,101)	(13,331)	(57,432)	(18,431)	(11,109)	(29,540)
Balance, end of period	$1,008,803	187,004	1,195,807	200,567	112,185	312,752

Net liability for future policy benefits	$698,536	171,705	870,241	105,192	98,180	203,372
Less: Reinsurance recoverable	2,875	—	2,875	—	—	—
Net liability for future policy benefits, after reinsurance recoverable	$695,661	171,705	867,366	105,192	98,180	203,372

March 31, 2025 | 10-Q 20

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2024 (In thousands)	Life Insurance			Home Service Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums:
Balance, beginning of year	$244,917	13,260	258,177	98,831	14,926	113,757
Beginning balance at original discount rate	252,426	13,533	265,959	102,045	15,512	117,557
Effect of actual variances from expected experience	(1,772)	204	(1,568)	(1,703)	(1,078)	(2,781)
Adjusted beginning of year balance	250,654	13,737	264,391	100,342	14,434	114,776
Issuances	18,208	604	18,812	4,152	685	4,837
Interest accrual	2,550	117	2,667	1,057	132	1,189
Net premiums collected	(10,497)	(683)	(11,180)	(3,016)	80	(2,936)
Derecognition and other	(2,456)	47	(2,409)	74	7	81
Ending balance at original discount rate	258,459	13,822	272,281	102,609	15,338	117,947
Effect of changes in discount rates	(9,285)	(325)	(9,610)	(5,401)	(832)	(6,233)
Balance, end of period	$249,174	13,497	262,671	97,208	14,506	111,714

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$973,350	195,122	1,168,472	211,946	122,784	334,730
Beginning balance at original discount rate	995,962	202,755	1,198,717	217,524	123,941	341,465
Effect of actual variances from expected experience	(1,592)	1,094	(498)	(1,697)	(748)	(2,445)
Adjusted beginning of year balance	994,370	203,849	1,198,219	215,827	123,193	339,020
Issuances	18,424	649	19,073	4,153	683	4,836
Interest accrual	11,014	2,066	13,080	2,401	1,437	3,838
Benefit payments	(20,342)	(4,411)	(24,753)	(3,672)	(1,436)	(5,108)
Derecognition and other	(2,976)	2	(2,974)	73	7	80
Ending balance at original discount rate	1,000,490	202,155	1,202,645	218,782	123,884	342,666
Effect of changes in discount rates	(41,718)	(12,311)	(54,029)	(13,926)	(6,975)	(20,901)
Balance, end of period	$958,772	189,844	1,148,616	204,856	116,909	321,765

Net liability for future policy benefits	$709,598	176,347	885,945	107,648	102,403	210,051

March 31, 2025 | 10-Q 21

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles the net liability for future policy benefits shown above to the liability for future policy benefits reported in the consolidated balance sheets.

	March 31, 2025			March 31, 2024
(In thousands)	Life Insurance	Home Service Insurance	Consolidated	Life Insurance	Home Service Insurance	Consolidated
Life Insurance:
Permanent	$695,661	105,192	800,853	709,598	107,648	817,246
Permanent limited pay	171,705	98,180	269,885	176,347	102,403	278,750
Deferred profit liability	31,816	30,073	61,889	29,258	27,432	56,690
Other	30,284	14,175	44,459	28,818	13,926	42,744
Total life insurance	929,466	247,620	1,177,086	944,021	251,409	1,195,430
Accident & Health:
Other	645	468	1,113	514	330	844
Total future policy benefit reserves	$930,111	248,088	1,178,199	944,535	251,739	1,196,274

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefit payments for long-term duration contracts.

	March 31, 2025		March 31, 2024
(In thousands)	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Undiscounted:
Permanent:
Expected future gross premiums	$797,323	444,274	658,547	455,252
Expected future benefit payments	1,637,362	489,999	1,514,326	488,264
Permanent Limited Pay:
Expected future gross premiums	45,977	75,039	46,558	76,799
Expected future benefit payments	323,489	320,033	326,302	320,554

Discounted:
Permanent:
Expected future gross premiums	$593,281	259,462	499,821	268,852
Expected future benefit payments	1,008,803	200,567	958,772	204,856
Permanent Limited Pay:
Expected future gross premiums	41,185	48,866	41,378	51,413
Expected future benefit payments	187,004	112,185	189,844	116,909

March 31, 2025 | 10-Q 22

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the amount of revenue and interest related to long-term duration contracts recognized in the consolidated statement of operations and comprehensive income (loss):

	Three Months Ended March 31,
	2025		2024
(In thousands)	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
Life Insurance Segment:
Life Insurance:
Permanent	$27,052	8,367	23,316	8,464
Permanent Limited Pay	4,627	2,214	3,646	2,263
Other	(172)	—	1,109	—
Less:
Reinsurance	2,540	—	373	—
Total, net of reinsurance	28,967	10,581	27,698	10,727
Accident & Health:
Other	188	—	164	—
Less:
Reinsurance	1	—	1	—
Total, net of reinsurance	187	—	163	—
Total	$29,154	10,581	27,861	10,727

Home Service Insurance Segment:
Life Insurance:
Permanent	$8,104	1,366	8,241	1,344
Permanent Limited Pay	1,957	1,657	2,040	1,626
Other	333	—	294	—
Less:
Reinsurance	12	—	12	—
Total, net of reinsurance	10,382	3,023	10,563	2,970
Accident & Health:
Other	261	—	251	—
Total	$10,643	3,023	10,814	2,970

The following table provides the weighted-average durations of the liability for future policy benefits.

	March 31, 2025		March 31, 2024
(In years)	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Permanent:
Duration at original discount rate	8.5	15.2	8.2	16.0
Duration at current discount rate	8.6	14.5	8.5	15.8

Permanent Limited Pay:
Duration at original discount rate	8.0	13.7	8.1	14.5
Duration at current discount rate	7.6	13.3	7.8	14.5

March 31, 2025 | 10-Q 23

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the weighted-average interest rates for the liability for future policy benefits.

	March 31, 2025		March 31, 2024
	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Permanent:
Interest rate at original discount rate	4.86%	4.82%	4.89%	4.97%
Interest rate at current discount rate	5.13%	5.49%	5.10%	5.31%

Permanent Limited Pay:
Interest rate at original discount rate	4.25%	4.87%	4.28%	5.03%
Interest rate at current discount rate	5.15%	5.47%	5.09%	5.31%

LIABILITY FOR POLICYHOLDERS’ ACCOUNT BALANCES

The following table presents the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of the difference, in basis points, between rates being credited and the respective guaranteed minimums.

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
March 31, 2025 (In thousands)
Range of Guaranteed Minimum Crediting Rates:
0.00% - 1.49%	$815	—	—	34,612	35,427
1.50% - 2.99%	3,956	187	6	35,108	39,257
3.00% - 4.49%	109,012	381	19,578	—	128,971
Greater or equal to 4.50%	31,457	—	—	—	31,457
Total	$145,240	568	19,584	69,720	235,112

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
March 31, 2024 (In thousands)
Range of Guaranteed Minimum Crediting Rates:
0.00% - 1.49%	$792	—	1,031	34,391	36,214
1.50% - 2.99%	22,353	531	37	11,622	34,543
3.00% - 4.49%	100,882	131	8,498	—	109,511
Greater or equal to 4.50%	31,447	—	—	—	31,447
Total	$155,474	662	9,566	46,013	211,715

March 31, 2025 | 10-Q 24

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize balances of and changes in policyholders' account balances.

March 31, 2025 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$60,414	88,080	47,768	29,897
Issuances	9,719	1,001	183	1,249
Premiums received	39	1,135	1,416	212
Interest credited	655	759	454	222
Less:
Surrenders and withdrawals	—	2,267	1,228	1,607
Benefit payments	2,989	—	—	—
Balance, end of period	$67,838	88,708	48,593	29,973
Weighted-average crediting rates	4.08%	3.97%	3.78%	3.19%
Cash surrender value	$67,838	88,708	48,593	29,973

March 31, 2024 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$44,569	87,134	44,960	31,039
Issuances	5,721	594	138	806
Premiums received	27	985	1,358	194
Interest credited	474	663	472	431
Less:
Surrenders and withdrawals	—	2,572	1,168	1,989
Benefit payments	2,121	—	—	—
Balance, end of period	$48,670	86,804	45,760	30,481
Weighted-average crediting rates	3.96%	3.57%	3.28%	2.93%
Cash surrender value	$48,670	86,804	45,760	30,481

March 31, 2025 | 10-Q 25

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles policyholders' account balances shown above to the policyholders' account balance liability in the consolidated balance sheets.

As of March 31, (In thousands)	2025	2024
Annuities:
Supplemental contracts without life contingencies	$67,838	48,670
Fixed annuity	88,708	86,804
Unearned revenue reserve	1,488	1,491
Total annuities	$158,034	136,965

Premiums paid in advance:
Premiums paid in advance	$29,973	30,481
Other	1,991	1,910
Total premiums paid in advance	$31,964	32,391

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

A summary of insurance in force, along with assumed and ceded life reinsurance activity, is summarized below as of the periods indicated.

(In thousands)	March 31, 2025	December 31, 2024
Insurance in force:
Direct life insurance in force	$5,282,585	5,227,506
Aggregate assumed life insurance in force	3,427	3,427
Aggregate ceded life insurance in force	(838,457)	(821,215)
Net life insurance in force	$4,447,555	4,409,718

March 31, 2025 | 10-Q 26

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's reinsurance recoverable on ceded reinsurance was $7.9 million and $6.9 million as of March 31, 2025 and December 31, 2024, respectively.  Premiums, claims and surrenders assumed and ceded, and expenses ceded for all lines of business are summarized for the periods indicated below.

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Premiums from short duration contracts:
Direct	$449	452
Ceded	(1)	(1)
Net premiums earned	448	451
Premiums from long duration contracts:
Direct	41,901	38,606
Assumed	11	17
Ceded	(2,563)	(401)
Net premiums earned	39,349	38,222
Total premiums earned	$39,797	38,673
Claims and surrenders assumed	$(40)	34
Claims and surrenders ceded	$(677)	(784)
Commissions assumed and ceded	$(3,125)	8
Other general expenses ceded	$(588)	—

(8) COMMITMENTS AND CONTINGENCIES

LITIGATION AND REGULATORY ACTIONS

From time to time, we are subject to legal and regulatory actions relating to our business. We may incur defense costs, including attorneys' fees, and other direct litigation costs associated with defending claims. If we suffer an adverse judgment as a result of litigation claims, it could have a material adverse effect on our business, results of operations and financial condition. Part I. Item 3. Legal Proceedings and Part IV. Item 1. Note 8. Commitments and Contingencies of our 2024 consolidated financial statements and notes thereto included in the Form 10-K includes a discussion of our legal proceedings. There have been no material developments in the three months ended March 31, 2025 from the legal proceedings described in our 2024 consolidated financial statements and notes thereto included in the Form 10-K.

CONTRACTUAL OBLIGATIONS

As of March 31, 2025, CICA International is committed to fund investments up to $12.5 million related to limited partnerships previously described.

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

March 31, 2025 | 10-Q 27

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the greatest of (a) Regions' prime rate, (b) the federal funds rate plus 0.50%, (c) the index rate plus 1.00% or (d) 0.75%. The Company is required to pay Regions an annual commitment fee of 0.375% of the unused portion of the Credit Facility in quarterly installments, which the Company expenses as it is incurred.

Obligations under the Credit Facility are secured by substantially all of the assets of the Company other than the equity interests in its subsidiaries, real estate owned by the Company, and other limited exceptions. The Credit Facility contains customary events of default and financial, affirmative and negative covenants including, but not limited to, restrictions on indebtedness, liens, investments, asset dispositions and restricted payments. As of March 31, 2025, the Company had not borrowed any funds against the Credit Facility and was not in violation of any covenants.

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

A summary of the change in the number of shares of Class A common stock and treasury stock issued is as follows:

Three Months Ended March 31,	2025		2024
(In thousands)	Common Stock Class A	Treasury Stock	Common Stock Class A	Treasury Stock
Balance at beginning of year	54,235	5,330	53,883	5,330
Stock issued for compensation	1	—	17	—
Balance at end of period	54,236	5,330	53,900	5,330

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

Three Months Ended March 31,	2025	2024
(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income (loss)	$(1,623)	4,542
Net income (loss) allocated to Class A common stock	$(1,623)	4,542

Denominator:
Weighted average shares of Class A outstanding - basic	49,908	49,564
Weighted average shares of Class A outstanding - diluted (1)	50,912	50,561

Basic and diluted earnings (loss) per share of Class A common stock	$(0.03)	0.09
(1) Because the Company reported a net loss for the three months ended March 31, 2025, the effect of all potentially dilutive securities was excluded from the calculation of diluted earnings per share as it would be anti-dilutive.

March 31, 2025 | 10-Q 28

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

STATUTORY CAPITAL AND SURPLUS

Each of our domestic regulated insurance subsidiaries is required to meet stipulated regulatory capital requirements imposed by the U.S. National Association of Insurance Commissioners ("NAIC"). All domestic insurance subsidiaries exceeded the minimum capital requirements at March 31, 2025. On March 27, 2024, Citizens and the Colorado Division of Insurance entered into a capital maintenance agreement that specifies that Citizens will infuse capital as needed to ensure that CICA Domestic's RBC remains above 350%. As CICA Domestic's RBC exceeded 350% at March 31, 2025, no capital contribution was necessary.

CICA International is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards, but rather requires that an insurer submit a business plan for approval to the Office of the Commissioner of Insurance ("OIC") that includes proposed minimum capital and surplus. CICA International is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. At March 31, 2025, CICA International's capital exceeds both of the required minimum capital and related ratio.

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

Our Home Service Insurance segment operates through our subsidiaries SPLIC and MGLIC and focuses on the life insurance needs of the lower-income markets, primarily in Louisiana, Mississippi and Arkansas.  SPLIC also issues critical illness policies. Our policies are sold and serviced through funeral homes and independent agents who sell policies, collect premiums and service policyholders.

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

March 31, 2025 | 10-Q 29

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended March 31, 2025
(In thousands)

Revenues:
Premiums:
Life insurance	$28,967	10,382	—	39,349
Accident and health insurance	187	261	—	448
Net investment income	13,512	3,678	187	17,377
Investment related gains (losses), net	(2,747)	(148)	1	(2,894)
Other income	1,372	—	—	1,372
Total revenues	41,291	14,173	188	55,652
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	34,142	5,956	—	40,098
Increase (decrease) in future policy benefit reserves	(5,326)	1,680	—	(3,646)
Policyholder liability remeasurement (gain) loss	13	(185)	—	(172)
Policyholders' dividends	1,289	6	—	1,295
Total insurance benefits paid or provided	30,118	7,457	—	37,575
Commissions	8,163	3,112	—	11,275
Other general expenses	6,572	3,783	2,338	12,693
Capitalization of deferred policy acquisition costs	(7,719)	(1,130)	—	(8,849)
Amortization of deferred policy acquisition costs	3,893	754	—	4,647
Amortization of cost of insurance acquired	21	77	—	98
Total benefits and expenses	41,048	14,053	2,338	57,439
Income (loss) before federal income tax	$243	120	(2,150)	(1,787)

March 31, 2025 | 10-Q 30

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended March 31, 2024
(In thousands)

Revenues:
Premiums:
Life insurance	$27,698	10,563	—	38,261
Accident and health insurance	163	251	—	414
Property insurance	—	(2)	—	(2)
Net investment income	13,686	3,537	264	17,487
Investment related gains (losses), net	1,086	(91)	(32)	963
Other income	506	—	83	589
Total revenues	43,139	14,258	315	57,712
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	27,364	5,749	—	33,113
Increase (decrease) in future policy benefit reserves	(1,193)	1,644	—	451
Policyholder liability remeasurement (gain) loss	373	(54)	—	319
Policyholders' dividends	1,231	6	—	1,237
Total insurance benefits paid or provided	27,775	7,345	—	35,120
Commissions	6,960	3,490	—	10,450
Other general expenses	6,036	3,489	1,813	11,338
Capitalization of deferred policy acquisition costs	(6,816)	(1,515)	—	(8,331)
Amortization of deferred policy acquisition costs	3,358	680	—	4,038
Amortization of cost of insurance acquired	26	146	—	172
Total benefits and expenses	37,339	13,635	1,813	52,787
Income (loss) before federal income tax	$5,800	623	(1,498)	4,925

The Company categorizes premiums in two categories - first year premiums are premiums received within the first 12 months of a policy's issuance and any premiums received thereafter are renewal premiums. A summary of the premiums for the Life Insurance segment is detailed below.

(In thousands)	Three Months Ended March 31,
	2025	2024
Life Insurance Segment:
Premiums:
Direct premiums:
First year	$7,604	4,584
Renewal	24,091	23,650
Total direct premiums	31,695	28,234
Reinsurance	(2,541)	(373)
Total premiums	$29,154	27,861

March 31, 2025 | 10-Q 31

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the Home Service Insurance segment life and A&H premium breakout is detailed below.

(In thousands)	Three Months Ended March 31,
	2025	2024
Home Service Insurance Segment:
Direct life and A&H premiums:
First year	$1,213	1,347
Renewal	9,442	9,479
Total direct life and A&H premiums	10,655	10,826
Reinsurance	(12)	(12)
Total life and A&H premiums	$10,643	10,814

The table below summarizes assets by segment.

As of March 31, (In thousands)	2025	2024
Assets:
Segments:
Life Insurance	$1,303,166	1,270,247
Home Service Insurance	364,038	359,740
Total Segments	1,667,204	1,629,987
Other Non-Insurance Enterprises	35,000	35,676
Total assets	$1,702,204	1,665,663
GEOGRAPHIC INFORMATION

The following table sets forth the Company's annual total of earned premiums by country of policyholder residence for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2025	2024
Area:
United States	$16,500	13,151
Colombia	6,554	5,983
Taiwan	3,886	4,542
Venezuela	3,350	3,315
Ecuador	3,200	3,044
Argentina	2,096	2,098
Other foreign countries	9,702	8,815
Reinsurance and change in premium accruals	(5,491)	(2,275)
Total premiums	$39,797	38,673

March 31, 2025 | 10-Q 32

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11) INCOME TAXES

The effective tax rate is the ratio of tax expense or tax benefit over pre-tax income. The tax benefit effective rate was 9.2% for the three months ended March 31, 2025, compared to effective tax rate of 7.8% for the same period in 2024. CICA International is considered a controlled foreign corporation for federal income tax purposes. As a result, the insurance activity of CICA International is subject to Subpart F of the Internal Revenue Code and is included in Citizens’ taxable income. The Government of Puerto Rico approved a tax exemption decree for CICA International which freezes the income tax rate at 0% on taxable earnings up to $1.2 million and 4% on taxable earnings in excess of $1.2 million for a minimum of 15 years. The effective tax rate varies from the prevailing corporate federal income tax rate of 21% mainly due to the impact of Subpart F and the reduced Puerto Rico income tax rate.

At March 31, 2025 and 2024, we determined it was more likely than not that a portion of our capital deferred tax assets would not be realized in their entirety. The Company recorded valuation allowances of $4.7 million and $4.6 million at March 31, 2025 and 2024, respectively, through Other Comprehensive Income (Loss).

(12) OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% for domestic entities and 4% for Puerto Rican entities for the three months ended March 31, 2025 and 2024, as indicated below.

Three Months Ended March 31,	2025			2024
(In thousands)	Amount	Tax Effect	Total	Amount	Tax Effect	Total
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$18,334	(1,362)	16,972	(13,416)	1,198	(12,218)
Reclassification adjustment for (gains) losses included in net income (loss)	83	(17)	66	448	(94)	354
Unrealized holding gains (losses), net	18,417	(1,379)	17,038	(12,968)	1,104	(11,864)
Change in current discount rate for liability for future policy benefits	(8,589)	442	(8,147)	33,995	(3,746)	30,249
Other comprehensive income (loss)	$9,828	(937)	8,891	21,027	(2,642)	18,385

(13) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as management service agreements related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. There were no changes related to these relationships during the three months ended March 31, 2025.  See our Form 10-K for a comprehensive discussion of related party transactions.

(14) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued and determined that no other significant subsequent events need to be recognized or disclosed at this time.

March 31, 2025 | 10-Q 33

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including those factors discussed in the "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2024, which is incorporated herein by reference.

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q, as well as in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

The U.S. Securities and Exchange Commission ("SEC") maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. We also make available, free of charge, through our website (http://www.citizensinc.com), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 Reports filed by officers and directors, news releases, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC.  We are not including any of the information contained on our website as part of, or incorporating it by reference into, this Form 10-Q.

OBJECTIVE OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS

We refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “MD&A”. The objective of our MD&A is to provide investors with information in order to assess the material changes in our financial condition from December 31, 2024 to March 31, 2025 and the material changes in our results of operations for the three months ended March 31, 2025 as compared to the same period in 2024. We also discuss in the MD&A any trends that we believe may materially affect our future operations or financial condition.

OVERVIEW

For over 55 years, Citizens has been fulfilling the needs of our policyholders and their families by providing insurance products that offer both living and death benefits. We conduct insurance related operations through our insurance subsidiaries, which provide benefits to policyholders and their beneficiaries globally. We specialize in offering primarily individual whole life insurance, endowment products and final expense insurance in niche markets where we believe we can optimize our competitive position.

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

March 31, 2025 | 10-Q 34

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

EVENTS THAT IMPACTED OUR BUSINESS

From time-to-time, certain events may affect our business in ways that cause current or future results to differ from past results. In addition to (1) the factors described in Part 1. Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2024 ("2024 Form 10-K"), as updated by Part II. Item 1A. herein; and (2) the events described in Part 1. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Events that Impacted Our Business" in the 2024 Form 10-K; the following events impacted our results of operations or financial condition.

Investment Related Losses due to BlackRock write-down

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

As discussed in our 2024 Form 10-K, in December 2024, BlackRock, Inc. ("BlackRock") announced a substantial write-down of its Global Renewable Power Fund III, a $4.8 billion flagship renewable fund, due to the collapse of two key investments: Northvolt and SolarZero. In 2025, BlackRock continued to review the valuation of this fund and reduced the net asset value further. We had invested in this fund as part of our environmental, social and governance ("ESG") initiatives and although we did not sell this investment, we reported an investment related loss on this investment of $3.3 million in the fourth quarter of 2024 and an additional $3.1 million in the quarter ended March 31, 2025. This sector has experienced market headwinds primarily driven by rising interest rates, supply chain disruption and less certain policy environment.

FINANCIAL HIGHLIGHTS

Summary

Net income (loss) before federal income tax decreased to a loss of $1.8 million in 2025 from income of $4.9 million in 2024. The factors that impacted this change were:
•$3.9 million decrease in investment related gains and losses primarily related to the BlackRock write-down;
•$1.4 million increase in other general expenses; and
•total premium revenues increased by $1.1 million in the three months ended March 31, 2025, but were offset by a $2.5 million increase in total insurance benefits paid or provided.

Financial Condition at March 31, 2025

•Total assets of $1.7 billion
•Total direct insurance in force of $5.28 billion
•Total investments of $1.4 billion; fixed maturity securities comprised 88% of total investments
•No debt
•Diluted loss per share of Class A common stock of $0.03
•Book value per share of Class A common stock of $4.37
•Adjusted book value per share of Class A common stock of $6.121

1 Adjusted book value per of Class A common share is a non-GAAP measure that is calculated by dividing actual Class A common stockholders’ equity, excluding AOCI, by the number of Class A common shares outstanding at the end of the period.

March 31, 2025 | 10-Q 35

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The Factors that Drive our Operating Results

We see the following as the primary factors that drive our operating results.

•Sales of our products
•Investments
•Claims and surrenders
•Operating expenses
•Actuarial assumptions

Sales of Our Products. We believe sales statistics are meaningful to gain an understanding of, among other things, the attractiveness of our products, how expansion of our distribution channels affects our revenue, customer retention and the performance of our business from period-to-period. Throughout the MD&A, we describe the actions and initiatives we are taking to increase sales and improve retention, sales performance in each period and as compared to prior year period, and how we view trends with respect to sales and retention.

One sales factor that is key to our profitability is product mix. We offer a competitive product mix designed to meet the needs of our specific customer segments and actively manage new product margins and in-force profitability. Product mix can have an impact on profitability - selling a higher volume of lower-margin products, we may receive more premiums but may not be as profitable as in periods when we sell a greater percentage of higher-margin products. Our product mix has been trending towards sales of our newer whole life products, both internationally and domestically, which have a smaller margin than sales of endowment products. We expect this trend to continue due to the anticipated volumes of endowment maturities being replaced by higher volumes of whole life products.

Premium Revenues. Premium revenues consist of all money deposited by customers into new and existing insurance policies. We view these premiums in two categories - first year premiums are premiums received within the first 12 months of a policy's issuance and thereafter any premiums received are renewal premiums.

Throughout the MD&A, we refer to "direct" premiums as all premiums received and "net" or "total" premiums as all premiums received less premiums ceded to RGA Reinsurance Company ("RGA") and our other reinsurers. Direct premium revenue increased 8% in the three months ended March 31, 2025, to $42.4 million from $39.1 million in the three months ended March 31, 2024.

First Year Premiums. Direct first year premiums increased 49%, to $8.8 million in the three months ended March 31, 2025, compared to $5.9 million in the three months ended March 31, 2024, including 66% growth in our Life Insurance segment, driven by sales of our newer products and an increased number of producing agents. First year premium growth was primarily in our new domestic final expense business, but first year premiums in our international business also increased in the three months ended March 31, 2025, as compared to the same period in 2024 as we continue to work with our distribution partners to expand sales.

March 31, 2025 | 10-Q 36

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Renewal Premiums. Our direct renewal premium revenues in the three months ended March 31, 2025 slightly increased primarily due to strong sales in 2024 leading to higher number of policies paying renewal premiums in the current period.

Investment Income. Our net investment income decreased slightly for the three months ended March 31, 2025 compared to the same prior year period, due primarily to lower investment income from our limited partnership investments.

Claims and Surrenders. Payment of policyholder benefits for claims and surrenders is our largest expense and thus key to our profitability. The three largest components of this expense are reflected in the graphs below. In the three months ended March 31, 2025 compared to the prior year period,

•death claim benefits decreased in our Life Insurance segment due to a combination of lower volume of claims and our coinsurance agreement with RGA alleviating some of our liability to pay these claims than in the prior year quarter,
•surrenders increased slightly, and
•matured endowments increased as expected due to many of our endowment policies reaching their contractual maturity dates.

March 31, 2025 | 10-Q 37

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Operating Expenses. Operating expenses are our second largest expense and thus also drive our operating results. Operating expenses are meaningful to gain an understanding of how we manage our business, including among other things, salaries, benefits and spending on growth initiatives. The primary reasons for the increase in the three months ended March 31, 2025 as compared to the prior year quarter were our continued investment in the growth of our business and higher costs associated with our equity compensation program as a result of increased stock price and additional participants.
Actuarial Assumptions. The actuarial assumptions that underlie our reserves are based upon our best estimates of certain factors such as mortality, lapses, morbidity and discount rates. Our results will be affected to the extent there is a variance between our actuarial assumptions and actual experience.

We expect to see a rebalancing in our mix of business arising due to the anticipated volume of maturities in our international endowment business, as well as continued domestic growth in the Life Insurance segment, which has been discussed previously. Our current profitability is affected by how closely actual experience matches our actuarial assumptions for these shifts, and by the amount of reserves we must hold.

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

March 31, 2025 | 10-Q 38

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

insurance, number of policies, and average face amounts for life policies issued during the periods indicated are shown below.

Three Months Ended March 31,		2025		2024
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life Insurance:
International	$106,875,869	942	$113,456	$96,140,734	920	$104,501
Domestic	83,864,597	10,004	8,383	111,718,773	9,476	11,790
Total Life Insurance	190,740,466	10,946	17,426	207,859,507	10,396	19,994
Home Service Insurance	64,420,718	4,815	13,379	66,600,824	5,128	12,988
Total	$255,161,184	15,761		$274,460,331	15,524

In the first three months of 2025, we issued $255 million in new insurance as we continued to grow our business with our newer products tailored to our specific markets and expansion of our distribution channels both domestically and internationally.

In our Life Insurance segment, we continued to experience strong sales and increased number of policies issued of our new domestic final expense products; however, implementation of new initiatives, including use of information to enhance underwriting decisions with additional medical and lab data from third parties, resulted in higher sales of products with lower policy face amounts in the first quarter of 2025 as compared to the prior year period. Internationally, the Life Insurance segment benefited from increased sales of our whole life product, which accounted for 63% of total insurance issued internationally in this segment for the three months ended March 31, 2025. This product tends to have higher policy face amounts than our older endowment products.

Insurance issued in our Home Service Insurance segment decreased for the three months ended March 31, 2025 compared to the prior year period largely due to strategic actions intended to improve sales quality and persistency, which led to a decrease in our agent sales force as we focus on these improvements. These improvements did result in higher insurance issued from the fourth quarter of 2024. We also believe the impact of inflation on the cost of living, and more recently the impact of tariffs on prices, has affected new sales since the customer demographic is primarily lower-income individuals.

The amount of direct insurance inforce for the periods indicated is shown below.
Overall insurance inforce growth has been and will be impacted by persistency rates, policy maturities and surrenders.

March 31, 2025 | 10-Q 39

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES

Our revenues are generated primarily by life insurance premiums and investment income from invested assets.

	Three Months Ended
	March 31,
(In thousands)	2025	2024

Revenues:
Premiums:
Life insurance	$39,349	38,261
Accident and health insurance	448	414
Property insurance	—	(2)
Net investment income	17,377	17,487
Investment related gains (losses), net	(2,894)	963
Other income	1,372	589
Total revenues	$55,652	57,712

Total revenues decreased in the three months ended March 31, 2025 as compared to the prior year period. Despite the increase in both first year and renewal premiums, revenues decreased due to the Blackrock material adjustment in valuation, which led to a $3.9 million decrease in investment related gains (losses) which was mostly non-cash.

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Life and A&H premiums:
Direct premiums:
First year	$8,817	5,931
Renewal	33,533	33,129
Total direct life and A&H premiums	42,350	39,060
Reinsurance	(2,553)	(385)
Total life and A&H premiums	$39,797	38,675

Our first year direct premiums increased 49% in the three months ended March 31, 2025, compared to the same period in 2024, due to sales of our newer products in our Life Insurance segment and expanded domestic distribution. Renewal premiums increased from strong first year sales in 2024 in our Life Insurance segment leading to higher number of policies paying renewal premiums in the first quarter of 2025, which more than offset the impacts from a higher level of surrenders during the last few years and increasing matured endowment benefits paid in the international portion of our Life Insurance segment.

Reinsurance premiums ceded increased in the three months ended March 31, 2025 compared to the same period in 2024 due to a coinsurance agreement we entered into with RGA in the second quarter of 2024.

March 31, 2025 | 10-Q 40

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Net Investment Income. A summary of our net investment income and annualized net investment income performance is as follows:

	Three Months Ended
	March 31,
(In thousands, except for %)	2025	2024

Gross investment income:
Fixed maturity securities	$15,428	15,137
Equity securities	75	75
Policy loans	1,369	1,456
Long-term investments	970	1,224
Other investment income	194	236
Total investment income	18,036	18,128
Investment expenses	(659)	(641)
Net investment income	$17,377	17,487

Net investment income, annualized	$69,508	69,948
Average invested assets, at amortized cost	$1,537,288	1,525,102
Annualized yield on average invested assets	4.52%	4.59%

Fixed maturity securities constitute the vast majority, or 88% of our investment portfolio based on fair value and thus provide the majority of our net investment income. Our net fixed maturity investment portfolio, primarily invested in callable securities, has faced challenges as many securities were called between 2019 and 2021, necessitating reinvestment in low interest rate fixed maturity assets, which impact net investment income and yields.

Investment Related Gains (Losses), Net.  We recorded investment related losses of $2.9 million during the three months ended March 31, 2025, compared to investment related gains of $1.0 million during the same prior year period. The gains and losses are primarily related to the non-cash write-down of our Blackrock ESG investment. We did not sell this investment; however, the changes in fair values of our equity securities are reflected as investment related gains or losses in our income statement, in addition to executed transactions that result in a gain or loss.

Other Income. Other income consists primarily of supplemental contracts issued to international policyholders in our Life Insurance segment upon the surrender or maturity of their original policies. Supplemental contracts offer our policyholders the opportunity to leave their cash with us and be paid interest at a guaranteed rate or receive an annuity, at their option.

March 31, 2025 | 10-Q 41

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

BENEFITS AND EXPENSES

	Three Months Ended
	March 31,
(In thousands)	2025	2024

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$40,098	33,113
Increase (decrease) in future policy benefit reserves	(3,646)	451
Policyholder liability remeasurement (gain) loss	(172)	319
Policyholders' dividends	1,295	1,237
Total insurance benefits paid or provided	37,575	35,120
Commissions	11,275	10,450
Other general expenses	12,693	11,338
Capitalization of deferred policy acquisition costs	(8,849)	(8,331)
Amortization of deferred policy acquisition costs	4,647	4,038
Amortization of cost of insurance acquired	98	172
Total benefits and expenses	$57,439	52,787

Payments of claims and surrenders benefits and other general expenses constitute the majority of our expenses.

Claims and Surrenders.

	Three Months Ended
	March 31,
(In thousands)	2025	2024

Claims and surrenders:
Death claim benefits	$6,067	6,858
Surrender benefits	12,901	12,131
Endowment benefits	1,679	1,754
Matured endowment benefits	17,351	10,761
A&H and other policy benefits	2,100	1,609
Total claims and surrenders	$40,098	33,113

Death claim benefits decreased 12% in 2025 compared to 2024 due to a combination of lower volume and our coinsurance agreement with RGA alleviating some of our liability to pay these claims. We did not have this agreement during the first quarter of 2024.

Many of our endowment policies are reaching their contractual maturity dates and thus matured endowment benefits increased in the three months ended March 31, 2025 compared to the prior year quarter. We anticipated this $6.6 million increase in the first quarter of 2025 based upon the contractual maturity dates and expect continued year-over-year increases in matured endowment benefits throughout 2025, then to remain at elevated, but slightly lower levels over the next few years, as more of these contracts expire.

Increase (Decrease) in Future Policy Benefit Reserves. Future policy benefit reserves reflect the liability established to provide for the payment of policy benefits that we expect to pay in the future and thus generally

March 31, 2025 | 10-Q 42

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

increase when we have a larger in force block of business due to higher sales and better persistency (i.e., more policies on which we expect to pay future benefits) and decrease when we have lower sales and persistency. In the three months ended March 31, 2025, the change in future policy benefit reserves decreased as compared to the prior year period due to the amount of reserves released in connection with the high level of matured endowments.

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

Commissions. Commission expenses are a cost of acquiring business, as commissions are the primary compensation paid to our independent consultants and independent agents for selling our products. First year commission rates are higher than renewal commission rates and thus commissions fluctuate directly in relation to first year sales. The increase in first year sales in the three months ended March 31, 2025 led to an increase in commission related expenses as compared to the prior year period.

Other General Expenses.  Total general expenses increased $1.4 million, or 12%, in 2025 compared to 2024. The increase was primarily driven by costs related to our strategic growth initiatives and costs incurred associated with our equity compensation program due to higher stock price and additional participants. We continue to work on managing controllable operating expenses while investing in growth initiatives.

Capitalization of Deferred Policy Acquisition Costs ("DAC"). We capitalize costs related to successful sales of our insurance products, which include certain commissions, policy issuance costs, and underwriting and agency expenses. These costs vary based upon amounts of premiums received related to new and renewal business. Capitalized DAC increased in the three months ended March 31, 2025, which is in line with the increases in new sales activity. Significantly lower amounts are capitalized related to renewal business in correlation with the lower commissions paid on that business compared to first year business, which has higher commission rates.

Amortization of Deferred Policy Acquisition Costs. Amortization of DAC increased in the three months ended March 31, 2025, compared to the same period in 2024. DAC is amortized on a constant level basis over the expected term of the related contracts to approximate straight-line amortization.

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

March 31, 2025 | 10-Q 43

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table sets forth income (loss) before federal income tax by segment during the periods indicated.

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Income (loss) before federal income tax:
Segments:
Life Insurance	$243	5,800
Home Service Insurance	120	623
Total segments	363	6,423
Other Non-Insurance Enterprises	(2,150)	(1,498)
Total income (loss) before federal income tax	$(1,787)	4,925

LIFE INSURANCE

Detailed results of operations in the Life Insurance segment for the periods indicated are as follows:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Revenues:
Premiums:
Life insurance	$28,967	27,698
Accident and health insurance	187	163
Net investment income	13,512	13,686
Investment related gains (losses), net	(2,747)	1,086
Other income	1,372	506
Total revenues	41,291	43,139
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	34,142	27,364
Increase (decrease) in future policy benefit reserves	(5,326)	(1,193)
Policyholder liability remeasurement (gain) loss	13	373
Policyholders' dividends	1,289	1,231
Total insurance benefits paid or provided	30,118	27,775
Commissions	8,163	6,960
Other general expenses	6,572	6,036
Capitalization of deferred policy acquisition costs	(7,719)	(6,816)
Amortization of deferred policy acquisition costs	3,893	3,358
Amortization of cost of insurance acquired	21	26
Total benefits and expenses	41,048	37,339
Income before federal income tax	$243	5,800

In our Life Insurance segment, income before federal income tax was $0.2 million during the three months ended March 31, 2025, respectively, compared to $5.8 million during the same prior year period primarily from a $3.8

March 31, 2025 | 10-Q 44

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

million decrease in investment related gains and losses related to our BlackRock investment. In addition, our higher premiums were offset by an increase in total insurance benefits paid or provided. Other general expenses were also higher to support our CICA Domestic growth.

Life Insurance segment premium breakout is detailed below.

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Premiums:
Direct premiums:
First year	$7,604	4,584
Renewal	24,091	23,650
Total direct premiums	31,695	28,234
Reinsurance	(2,541)	(373)
Total premiums	$29,154	27,861

Premiums.  Direct premiums increased by $3.5 million in the three months ended March 31, 2025, as compared to the same period in 2024 driven by sales of our newer products and an increased number of producing agents. First year premium growth was primarily in our new domestic final expense business, but first year premiums in our international business also increased in the three months ended March 31, 2025, as compared to the same period in 2024 as we continue to work with our distribution partners to expand sales. Due to the coinsurance agreement with RGA entered into in the second quarter of 2024, ceded reinsurance premiums increased.

While our domestic life insurance business drove the significant increase in first year premiums, life insurance premiums are generated largely from our international policyholders living in almost 80 different countries across the globe. The following table sets forth our premiums by location for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,
(In thousands)	2025	2024
International premiums:
Colombia	$6,554	5,983
Taiwan	3,886	4,542
Venezuela	3,350	3,315
Ecuador	3,200	3,044
Argentina	2,096	2,098
Other non-U.S.	9,702	8,815
Total international premiums	28,788	27,797
Domestic premiums	5,791	2,322
Reinsurance and change in premium accruals	(5,425)	(2,258)
Total premiums	$29,154	27,861

Investment Related Gains (Losses), Net.  We recorded investment related losses of $2.7 million during the three months ended March 31, 2025, compared to investment related gains of $1.1 million during the same prior year period, resulting primarily from the change in estimated fair market value of the ESG Blackrock investment.

March 31, 2025 | 10-Q 45

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Claims and Surrenders. The following table sets forth our primary claims and surrender benefits paid within our Life Insurance segment for the three months ended March 31, 2025 compared to the same period in 2024.

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Claims and surrenders:
Death claim benefits	$1,270	1,998
Surrender benefits	11,991	11,437
Endowment benefits	1,678	1,753
Matured endowment benefits	17,203	10,615
A&H and other policy benefits	2,000	1,561
Total claims and surrenders	$34,142	27,364

The majority of our claims and surrender benefits in our Life Insurance segment were related to payment of surrender benefits and matured endowment benefits. Many of our endowment policies are reaching their contractual maturity dates and thus matured endowment benefits are increasing in 2025 as compared to 2024. We expect elevated trends to continue over the next few years but at a reduced level when compared to 2025. Death claim benefits decreased for the three months ended March 31, 2025, compared to the prior year period due to a combination of lower volume and our coinsurance agreement with RGA alleviating some of our liability to pay these claims. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

Increase (Decrease) in Future Policy Benefit Reserves. The change in future policy benefit reserves for the three months ended March 31, 2025 and 2024 was the result of reserves released due to surrenders and higher matured endowment benefits. These releases were partially offset by increases in reserves due to new insurance issued and the reserves that increase on our in force block of business nearing maturity.

Other General Expenses. General expenses increased due primarily to expenses related to costs associated with continued investment in the growth of CICA domestic.

March 31, 2025 | 10-Q 46

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

HOME SERVICE INSURANCE

Detailed results of operations for the Home Service Insurance segment for the periods indicated are as follows:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Revenues:
Premiums:
Life insurance	$10,382	10,563
Accident and health insurance	261	251
Property insurance	—	(2)
Net investment income	3,678	3,537
Investment related gains (losses), net	(148)	(91)
Total revenues	14,173	14,258
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,956	5,749
Increase (decrease) in future policy benefit reserves	1,680	1,644
Policyholder liability remeasurement (gain) loss	(185)	(54)
Policyholders' dividends	6	6
Total insurance benefits paid or provided	7,457	7,345
Commissions	3,112	3,490
Other general expenses	3,783	3,489
Capitalization of deferred policy acquisition costs	(1,130)	(1,515)
Amortization of deferred policy acquisition costs	754	680
Amortization of cost of insurance acquired	77	146
Total benefits and expenses	14,053	13,635
Income before federal income tax	$120	623

In our Home Service Insurance segment, income before federal income tax was $0.1 million in the three months ended March 31, 2025, as compared to $0.6 million in the prior year period. The decline is attributed to higher investment related losses and other general expenses.

March 31, 2025 | 10-Q 47

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Premiums. Home Service Insurance segment life and A&H premium breakout is detailed below.

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Premiums:
Direct life and A&H premiums:
First year	$1,213	1,347
Renewal	9,442	9,479
Total direct life and A&H premiums	10,655	10,826
Reinsurance	(12)	(12)
Total life and A&H premiums	$10,643	10,814

Our life and A&H premiums declined slightly in the three months ended March 31, 2025 compared to the same prior year period. The decrease is largely due to strategic actions intended to improve sales quality and persistency, which actions led to a decrease in our agent sales force as we focus on these improvements. Additionally, we believe external economic pressures, such as inflation, have impacted revenue in this segment disproportionately.

Claims and Surrenders.  Payments of claims and surrender benefits, which are the largest portion of our expenses, are summarized as follows:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Claims and surrenders:
Death claim benefits	$4,797	4,860
Surrender benefits	910	694
Endowment benefits	1	1
Matured endowment benefits	148	146
A&H and other policy benefits	100	48
Total claims and surrenders	$5,956	5,749

The majority of claims and surrender benefits in our Home Service Insurance segment are death claim benefits. Death claim benefits decreased slightly in the three months ended March 31, 2025 compared to the same prior year period due to lower volume of reported claims. Mortality experience is closely monitored by the Company as a key performance indicator and fluctuates from quarter-to-quarter based on reported claims.

Surrender benefits increased in the first three months of 2025 compared to the same period in 2024. We believe the impact of inflation is negatively impacting persistency.

March 31, 2025 | 10-Q 48

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

OTHER NON-INSURANCE ENTERPRISES

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Loss before federal income tax	$(2,150)	(1,498)

This operating unit represents the administrative support functions for the insurance operations. Its revenues are primarily intercompany and have been eliminated in consolidation under U.S. GAAP, which typically results in a loss. Revenue in this operating unit consists primarily of net investment income and investment related gains or losses, while expenses consist of other general expenses related to corporate functions. The primary reason for the increased loss before federal income tax in the three months ended March 31, 2025 compared to the same period in 2024 is higher other general expenses, including costs incurred related to our equity incentive compensation program due to additional participants as well as an increased stock price, which increases our expense taken upon vesting of prior year grants.

INVESTMENTS

Our investments are an integral part of our business success, as we invest the majority of premiums collected to pay for future benefits and rely on net investment income of our ongoing operations. Our cash and invested assets at March 31, 2025 were $1.4 billion, of which 87% was invested in fixed maturity securities, all of which are classified as available-for-sale. We closely monitor the duration of our fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy our insurance obligations.

The following table sets forth the carrying value of our investments by investment category and cash, cash equivalents and the percentage of each to total cash, cash equivalents and invested assets.

Carrying Value	March 31, 2025		December 31, 2024
(In thousands, except for %)	Amount	%	Amount	%
Cash, cash equivalents and invested assets:
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$9,289	0.6%	$9,213	0.6%
Corporate	816,553	56.9	794,989	56.0
States and political subdivisions (1)	270,436	18.8	268,302	18.9
Mortgage-backed (2)	96,717	6.7	93,953	6.6
Asset-backed	54,433	3.9	54,504	3.9
Total fixed maturity securities	1,247,428	86.9	1,220,961	86.0
Cash and cash equivalents	18,355	1.3	29,271	2.0
Other investments:
Policy loans	70,961	4.9	71,216	5.0
Equity securities	5,493	0.4	5,447	0.4
Other long-term investments	93,318	6.5	93,604	6.6
Total cash, cash equivalents and invested assets	$1,435,555	100.0%	$1,420,499	100.0%
(1) Includes $113.8 million and $113.4 million of securities guaranteed by third parties at March 31, 2025 and December 31, 2024, respectively.
(2) Includes $95.6 million and $92.8 million of U.S. Government-sponsored enterprises at March 31, 2025 and December 31, 2024, respectively.

March 31, 2025 | 10-Q 49

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The carrying value of the Company’s fixed maturity securities investment portfolio at March 31, 2025 was $1.25 billion compared to $1.22 billion at December 31, 2024. This increase primarily reflects the impact of interest rate sensitivity on the fair value of our fixed maturity securities. The distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2025 did not materially change from December 31, 2024 – the weighted average was “A” at both dates.

Cash and cash equivalents decreased as of March 31, 2025 from December 31, 2024 and fluctuates from period-to-period primarily due to the timing of operating and investing activities.

Other long-term investments decreased by $0.3 million as of March 31, 2025 from December 31, 2024 due to additional funding and changes in the fair market value of our limited partnership investments.

Obligations of States and Political Subdivisions

The Company’s fixed maturity securities investment portfolio at March 31, 2025 and December 31, 2024 included $270.4 million and $268.3 million, respectively, of securities that are obligations of states and political subdivisions, including municipalities (collectively referred to as the municipal fixed maturity security portfolio).

The Company's municipal fixed maturity security portfolio includes third-party guarantees.  Detailed below is a presentation by the Nationally Recognized Statistical Rating Organization ("NRSRO") rating of these holdings by funding type as of March 31, 2025.

	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
State and political subdivision fixed maturity securities including third-party guarantees:
AAA	$12,446	12,383	9,983	10,336	—	—	22,429	22,719	7.6%
AA	45,090	45,318	113,475	130,412	6,342	6,548	164,907	182,278	61.1
A	2,943	3,264	67,241	76,389	2,139	2,123	72,323	81,776	27.4
BBB	443	455	7,289	7,932	—	—	7,732	8,387	2.8
BB and other	2,995	3,141	50	50	—	—	3,045	3,191	1.1
Total	$63,917	64,561	198,038	225,119	8,481	8,671	270,436	298,351	100.0%

State and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$31,790	31,800	35,113	39,758	4,554	4,574	71,457	76,132	25.5%
A	14,549	14,877	80,403	90,665	2,925	3,097	97,877	108,639	36.4
BBB	2,830	3,070	21,801	23,444	—	—	24,631	26,514	8.9
BB and other	14,748	14,814	60,721	71,252	1,002	1,000	76,471	87,066	29.2
Total	$63,917	64,561	198,038	225,119	8,481	8,671	270,436	298,351	100.0%

March 31, 2025 | 10-Q 50

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The table below shows the categories in which the Company held investments in special revenue fixed maturity securities that were greater than 10% of fair value based upon the Company's total municipal fixed maturity security portfolio at March 31, 2025.

(In thousands, except for %)	Fair Value	Amortized Cost	% of Total Fair Value

Education	$45,409	51,241	16.8%
Utilities	42,822	46,755	15.8
Transportation	33,214	40,237	12.3

The Company's municipal fixed maturity security portfolio is spread across many states, however, municipal fixed maturity securities from Texas and California comprise the most significant concentration of the total municipal fixed maturity security portfolio as of March 31, 2025. The Company holds 22% and 16% of its municipal fixed maturity security portfolio in Texas and California issuers, respectively, as of March 31, 2025. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal fixed maturity security portfolio as of March 31, 2025.

The table below represents the Company's detailed exposure to municipal fixed maturity securities by credit rating in Texas at March 31, 2025.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas state and political subdivision fixed maturity securities including third-party guarantees:
AAA	$11,941	11,881	2,575	2,632	—	—	14,516	14,513
AA	14,733	14,650	14,838	17,559	—	—	29,571	32,209
A	—	—	11,113	14,886	—	—	11,113	14,886
BBB	—	—	3,235	3,170	—	—	3,235	3,170
Total	$26,674	26,531	31,761	38,247	—	—	58,435	64,778
Texas state and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$22,082	21,941	3,129	3,694	—	—	25,211	25,635
A	3,091	3,090	12,849	14,892	—	—	15,940	17,982
BBB	—	—	6,482	6,586	—	—	6,482	6,586
BB and other	1,501	1,500	9,301	13,075	—	—	10,802	14,575
Total	$26,674	26,531	31,761	38,247	—	—	58,435	64,778

March 31, 2025 | 10-Q 51

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The table below represents the Company's detailed exposure to municipal fixed maturity securities by credit rating in California at March 31, 2025.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
California state and political subdivision fixed maturity securities including third-party guarantees:
AA	$2,073	2,087	32,980	39,629	2,496	2,734	37,549	44,450
A	1,299	1,650	5,538	6,456	—	—	6,837	8,106
Total	$3,372	3,737	38,518	46,085	2,496	2,734	44,386	52,556
California state and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$445	445	4,248	5,059	708	760	5,401	6,264
A	2,927	3,292	20,086	23,986	1,788	1,974	24,801	29,252
BB and other	—	—	14,184	17,040	—	—	14,184	17,040
Total	$3,372	3,737	38,518	46,085	2,496	2,734	44,386	52,556

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

The Company assesses available-for-sale ("AFS") fixed maturity securities in an unrealized loss position for expected credit losses. The Company did not record any credit valuation allowances on fixed maturity securities in either of the three months ended March 31, 2025 or 2024.

Gross unrealized losses on AFS fixed maturity securities amounted to $169.3 million as of March 31, 2025 and $185.7 million as of December 31, 2024.  This decrease in gross unrealized losses during 2025 was a result of the increase in average market interest rates at the end of 2025 as compared to 2024.

Information on both unrealized and realized gains and losses by category is set forth in Part I, Item 1, Note 3. Investments of the notes to our consolidated financial statements herein.

LIQUIDITY AND CAPITAL RESOURCES

Below are our primary capital resources (based on carrying value of each) as of the periods indicated.

(In thousands)	March 31, 2025	December 31, 2024
Fixed maturity securities	$1,247,428	1,220,961
Cash and cash equivalents	18,355	29,271

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations. We manage our insurance operations in order to ensure that we have stable and reliable sources of cash flows to meet our obligations. We currently anticipate meeting our short-term and long-term cash needs with cash generated by our insurance operations and from our invested assets. From time to time, we may raise capital by selling shares in our SIP (as defined below) and we may also access our Credit Facility if needed (also as described below). Citizens had no debt as of March 31, 2025.

Cash from Operating Activities. Cash provided by or used in operating activities is an important liquidity metric because it reflects, during a given period, the amount of cash generated that is available to pay our operating

March 31, 2025 | 10-Q 52

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

expenses, invest in our business or make strategic acquisitions. Cash provided by operating activities was $0.7 million in the three months ended March 31, 2025.

Cash used in Investing Activities. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in new investments. Net cash outflows from investing activities totaled $11.4 million in the three months ended March 31, 2025. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds. We purchased $17.5 million of fixed maturity securities and used $2.8 million to purchase other long-term investments during the three months ended March 31, 2025. 87% of our investments consist of marketable fixed maturity securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium revenues, investment income and proceeds from investment maturities, calls or sales. Primary cash needs are for payments of policyholder benefits, investment purchases, and operating expenses. We manage our insurance operations in order to ensure that we have stable and reliable sources of cash flow to meet our obligations. As we have discussed, we have been growing our domestic business by developing new products and expanding our distribution channels, which has led to an increase in first year direct premiums (i.e., new sales) of 71% from the year ended December 31, 2023 to the year ended December 31, 2024, and another 49% from the three months ended March 31, 2024 to the three months ended March 31, 2025. When selling new policies, we incur upfront policy acquisition costs, such as agent commission payments. While historically, cash flows from our operations have been sufficient to meet our cash needs, in the second quarter of 2024 we entered into a coinsurance reinsurance agreement with RGA to help with some of the costs, and the insurance subsidiaries also have the available-for-sale fixed maturity investment portfolio available to create additional cash flows if needed. Two of our insurance subsidiaries are members of the Federal Home Loan Bank ("FHLB") of Dallas. FHLB membership provides the insurance subsidiaries with access to various

March 31, 2025 | 10-Q 53

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

low-cost collateralized borrowings and funding agreements. While not the only source of additional liquidity, the FHLB could provide the insurance subsidiaries with an additional source of liquidity, if needed.

We believe that we have adequate capital resources and ability to obtain additional capital if needed to support the short-term and longer-term liquidity requirements of our insurance operations. See Contractual Obligations and Off-balance Sheet Arrangements in our 2024 Form 10-K and below for a discussion of known and estimated cash needs. Cash flow projections and cash flow tests under various market interest rate scenarios are performed annually to assist in evaluating liquidity needs and adequacy.

Trends, Demands and Restrictions on our Uses of Cash

Payment of benefits for claims and surrenders are our largest use of cash. There are three primary components of these payments: death claims, surrenders and matured endowments.

Matured Endowments. Our endowment products have contractual maturity dates and provide the policyholder with alternatives once the policy matures - they can choose to take a lump sum payout or leave the money on deposit at interest with the Company. Approximately 18% of the endowments in force will mature in the next five years, totaling approximately 6% of our in force business as of March 31, 2025. The highest level of maturities will occur this year. Policyholder election behavior is unknown, but if too many policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell its investments at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the market rate we are earning on our investments. We currently anticipate that our available operating cash flow and capital resources will be adequate to meet our needs for funds, but we are closely monitoring our policyholder behavior patterns, and in 2024, introduced a new product designed to allow policyholders with maturing endowments to purchase a new life insurance policy.

Surrenders. Surrender benefits, which have been higher than usual the last several years, slightly increased in the first three months of 2025. In order to mitigate the risk of early policyholder surrenders, we include provisions in our insurance policies, such as surrender charges, that help limit and discourage early withdrawals, but as many of our policies have reached the age where surrender charges have expired or significantly decreased, we have experienced high levels of surrenders. We believe that surrenders have been high due to other reasons, including the loss of one of our biggest distributors in Venezuela in 2018, increasing interest rates, which may encourage policyholders to seek higher rates of return in different investment products, post-pandemic beliefs that life insurance may not be as important as it was during the pandemic, and inflationary and tariff pressures, which may cause policyholders to want the cash values of their policies due to decreased purchasing power elsewhere. To the extent that early surrenders are higher than expected, our use of cash could be higher than expected. We continue to monitor surrenders and early withdrawals and focus on our retention initiatives and efforts to retain cash when policyholders surrender their policies.

Our cash flow from operations is also negatively impacted with high matured endowments and surrenders, as they lead to lower renewal premiums.

Death Claims. Our product pricing assumes a certain mortality rate and thus a primary liquidity concern is the risk of higher than expected mortality experience. Our death benefit payments decreased in the three ended March 31, 2025.

Another significant use of cash is payment of commissions. In our CICA Domestic business, we pay advance commissions on some of our insurance products, meaning we pay an agent a portion of their first year commission immediately upon sale of a policy, rather than "as earned", or when premiums are received by us. Because of this, another liquidity concern is that rapid growth in first year sales of these products creates a significant increase in commission payments. CICA Domestic sales have increased significantly since the third quarter of 2023. To offset some of this strain on our capital, we entered into the coinsurance agreement with RGA in the second quarter of

March 31, 2025 | 10-Q 54

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

2024 and elected to cede 50% of our final expense business to RGA, which alleviates some of the expense strain. We may also seek other options, such as loans at the holding company level (from the Credit Facility or otherwise) that would allow us to reduce the liquidity risk should CICA Domestic's required commission payments exceed current resources.

See Part I, Item 1, Note 8. Commitments and Contingencies, as well as Legal Proceedings - Trade Secret Lawsuit in our 2024 Form 10-K for a discussion of the trade secret lawsuit, which could negatively impact our cash if we do not succeed in our appeal.

Regulatory Restrictions on our Use of Cash

As discussed above, we are subject to regulatory capital requirements that could affect the Company’s ability to access capital from our insurance operations or cause the Company to have to put additional cash in our wholly-owned subsidiaries.

Our domestic companies are subject to minimum capital requirements set by the NAIC in the form of risk-based capital ("RBC"). RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a Capital Maintenance Agreement between Citizens and CICA Domestic, Citizens' wholly-owned subsidiary domiciled in Colorado, which would require Citizens to contribute capital to CICA Domestic in order to maintain a RBC level above 350%. At March 31, 2025, our domestic insurance subsidiaries were above the required minimum RBC levels and CICA Domestic was above 350%.

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

CICA International is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards, but rather requires that an insurer submit a business plan for approval to the OIC that includes proposed minimum capital and surplus. CICA International is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. At March 31, 2025, CICA International exceeded the required minimum capital and related ratio.

Any capital that Citizens is required to contribute to its insurance subsidiaries would negatively impact the holding Company's capital resources and liquidity.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2025, we have no additional contractual obligations or off-balance sheet arrangements other than those described in Part I, Item 1, Note 8. Commitments and Contingencies in the notes to our consolidated financial statements herein and in Part II, Item 7, Contractual Obligations and Off-Balance Sheet Arrangements in our 2024 Form 10-K.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

March 31, 2025 | 10-Q 55

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

CRITICAL ACCOUNTING POLICIES

We believe that the accounting policies set forth in Part I, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Policies" and Part IV, Item 15, Note 1. Summary of Significant Accounting Policies of our consolidated financial statements in our 2024 Form 10-K continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2025.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and reported to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended March 31, 2025, there were no changes in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

March 31, 2025 | 10-Q 56

CITIZENS, INC.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Part I, Item 3. Legal Proceedings of our 2024 Form 10-K includes a discussion of our legal proceedings. There have been no material developments in the three months ended March 31, 2025 from the legal proceedings described in our 2024 Form 10-K.

Item 1A. RISK FACTORS

Part I, Item 1A. Risk Factors of our 2024 Form 10-K includes a discussion of our risk factors. There have been no material changes in the three months ended March 31, 2025 from the risk factors included in our 2024 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Item 5(a)

None.

Item 5(b)

None.

Item 5(c)

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Citizens, Inc. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.” Additionally, Citizens did not adopt or terminate any Rule 10b5-1 trading arrangement during the three months ended March 31, 2025.

March 31, 2025 | 10-Q 57

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

March 31, 2025 | 10-Q 58

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Jon Stenberg
Jon Stenberg
President & Chief Executive Officer

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin
Chief Financial Officer, Chief Investment Officer & Treasurer

Date:	May 8, 2025

March 31, 2025 | 10-Q 59