Form 10-Q
period 2025-06-30
CITIZENS, INC.
filed 2025-08-07
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 1, 2025, the Registrant had 50,245,367 shares of Class A common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

June 30, 2025 | 10-Q 1

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets

(In thousands)	June 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $1,403,782 and $1,401,301 in 2025 and 2024, respectively)	$1,242,271	1,220,961
Equity securities, at fair value	5,478	5,447
Policy loans	69,648	71,216
Other long-term investments (portion measured at fair value $96,142 and $93,337 in 2025 and 2024, respectively)	96,424	93,604
Total investments	1,413,821	1,391,228
Cash and cash equivalents (restricted portion: $1,554 in both 2025 and 2024)	22,671	29,271
Accrued investment income	17,523	17,546
Reinsurance recoverable	9,388	6,941
Deferred policy acquisition costs	208,944	199,635
Cost of insurance acquired	9,269	9,446
Current federal income tax receivable	1,143	148
Property and equipment, net	9,845	10,574
Due premiums	10,735	11,721
Other assets (less allowance for losses of $743 and $516 in 2025 and 2024, respectively)	9,161	8,815
Total assets	$1,712,500	1,685,325

See accompanying Notes to Consolidated Financial Statements.

June 30, 2025 | 10-Q 2

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets, Continued

(In thousands, except share amounts)	June 30, 2025	December 31, 2024
	(Unaudited)
Liabilities and Stockholders' Equity:
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,170,116	1,172,034
Accident and health insurance	1,240	1,071
Total future policy benefit reserves	1,171,356	1,173,105
Policyholders' funds:
Annuities	158,652	149,977
Dividend accumulations	49,281	47,768
Premiums paid in advance	31,063	31,182
Policy claims payable	8,411	8,822
Other policyholders' funds	8,372	7,271
Total policyholders' funds	255,779	245,020
Total policy liabilities	1,427,135	1,418,125
Commissions payable	4,010	4,546
Deferred federal income tax liability	4,999	3,442
Other liabilities	47,330	48,857
Total liabilities	1,483,474	1,474,970
Commitments and contingencies (Notes 7 and 8)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 54,565,526 and 54,235,165 shares issued and outstanding in 2025 and 2024, respectively, including shares in treasury of 4,327,810 in 2025 and 2024	271,324	269,799
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2025 and 2024, including shares in treasury of 1,001,714 in 2025 and 2024	3,184	3,184
Retained earnings	61,898	57,062
Accumulated other comprehensive income (loss)	(83,655)	(95,965)
Treasury stock, at cost	(23,725)	(23,725)
Total stockholders' equity	229,026	210,355
Total liabilities and stockholders' equity	$1,712,500	1,685,325

See accompanying Notes to Consolidated Financial Statements.

June 30, 2025 | 10-Q 3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Revenues:
Premiums:
Life insurance	$42,937	42,101	82,286	80,362
Accident and health insurance	451	458	899	872
Property insurance	—	—	—	(2)
Net investment income	17,169	17,540	34,546	35,027
Investment related gains (losses), net	2,408	(253)	(486)	710
Other income	2,121	2,238	3,493	2,827
Total revenues	65,086	62,084	120,738	119,796
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	40,220	34,530	80,318	67,643
Increase (decrease) in future policy benefit reserves	(4,554)	(1,052)	(8,200)	(601)
Policyholder liability remeasurement (gain) loss	1,351	1,360	1,179	1,679
Policyholders' dividends	1,315	1,191	2,610	2,428
Total insurance benefits paid or provided	38,332	36,029	75,907	71,149
Commissions	11,409	12,232	22,684	22,682
Other general expenses	13,459	16,639	26,152	27,977
Capitalization of deferred policy acquisition costs	(9,720)	(10,543)	(18,569)	(18,874)
Amortization of deferred policy acquisition costs	4,613	4,273	9,260	8,311
Amortization of cost of insurance acquired	79	152	177	324
Total benefits and expenses	58,172	58,782	115,611	111,569
Income (loss) before federal income tax	6,914	3,302	5,127	8,227
Federal income tax expense (benefit)	455	(657)	291	(274)
Net income (loss)	6,459	3,959	4,836	8,501

Per Share Amounts:
Basic and diluted earnings (loss) per share of Class A common stock	0.13	0.08	0.10	0.17

Other Comprehensive Income (Loss):
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) arising during period	243	(14,258)	18,577	(27,674)
Reclassification adjustment for (gains) losses included in net income (loss)	168	199	251	647
Unrealized gains (losses) on fixed maturity securities, net	411	(14,059)	18,828	(27,027)
Change in current discount rate for liability for future policy benefits	4,003	5,522	(4,586)	39,517
Income tax expense (benefit) on other comprehensive income items	995	(383)	1,932	2,259
Other comprehensive income (loss)	3,419	(8,154)	12,310	10,231
Total comprehensive income (loss)	$9,878	(4,195)	17,146	18,732

See accompanying Notes to Consolidated Financial Statements.

June 30, 2025 | 10-Q 4

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
(In thousands)	Class A	Class B

Balance at December 31, 2024	$269,799	3,184	57,062	(95,965)	(23,725)	210,355
Comprehensive income (loss):
Net income (loss)	—	—	(1,623)	—	—	(1,623)
Other comprehensive income (loss)	—	—	—	8,891	—	8,891
Total comprehensive income (loss)	—	—	(1,623)	8,891	—	7,268
Stock-based compensation	516	—	—	—	—	516
Balance at March 31, 2025	270,315	3,184	55,439	(87,074)	(23,725)	218,139
Comprehensive income (loss):
Net income (loss)	—	—	6,459	—	—	6,459
Other comprehensive income (loss)	—	—	—	3,419	—	3,419
Total comprehensive income (loss)	—	—	6,459	3,419	—	9,878
Stock-based compensation	1,009	—	—	—	—	1,009
Balance at June 30, 2025	$271,324	3,184	61,898	(83,655)	(23,725)	229,026

Balance at December 31, 2023	$268,675	3,184	42,150	(118,155)	(23,725)	172,129
Comprehensive income (loss):
Net income (loss)	—	—	4,542	—	—	4,542
Other comprehensive income (loss)	—	—	—	18,385	—	18,385
Total comprehensive income (loss)	—	—	4,542	18,385	—	22,927
Stock-based compensation	127	—	—	—	—	127
Balance at March 31, 2024	268,802	3,184	46,692	(99,770)	(23,725)	195,183
Comprehensive income (loss):
Net income (loss)	—	—	3,959	—	—	3,959
Other comprehensive income (loss)	—	—	—	(8,154)	—	(8,154)
Total comprehensive income (loss)	—	—	3,959	(8,154)	—	(4,195)
Stock-based compensation	481	—	—	—	—	481
Balance at June 30, 2024	$269,283	3,184	50,651	(107,924)	(23,725)	191,469

See accompanying Notes to Consolidated Financial Statements.

June 30, 2025 | 10-Q 5

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30, (In thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$4,836	8,501
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Investment related (gains) losses on sale of investments and other assets, net	486	(710)
Net deferred policy acquisition costs	(9,309)	(10,563)
Amortization of cost of insurance acquired	177	324
Depreciation	343	291
Amortization of premiums and discounts on investments	2,379	2,516
Stock-based compensation	1,797	640
Deferred federal income tax expense (benefit)	(375)	(944)
Change in:
Accrued investment income	23	(229)
Reinsurance recoverable	(2,447)	(1,226)
Due premiums	986	318
Future policy benefit reserves	(6,335)	(36)
Other policyholders' liabilities	14,670	12,942
Federal income tax payable	(995)	543
Commissions payable and other liabilities	(1,417)	1,147
Other, net	(601)	(2,138)
Net cash provided by operating activities	4,218	11,376
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(34,375)	(35,650)
Sales of fixed maturity securities, available-for-sale	14,569	4,659
Maturities and calls of fixed maturity securities, available-for-sale	14,723	27,197
Principal payments on mortgage loans	4	5
Change in policy loans	1,568	1,897
Sales of other long-term investments	2,031	130
Purchases of other long-term investments	(4,872)	(8,250)
Purchases of property and equipment	(283)	(189)
Net cash used in investing activities	(6,635)	(10,201)

See accompanying Notes to Consolidated Financial Statements.

June 30, 2025 | 10-Q 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(Unaudited)

Six Months Ended June 30, (In thousands)	2025	2024
Cash flows from financing activities:
Annuity deposits	$4,434	3,222
Annuity withdrawals	(8,345)	(5,017)
Other share repurchases	(272)	(33)
Net cash used in financing activities	(4,183)	(1,828)
Net increase (decrease) in cash and cash equivalents	(6,600)	(653)
Cash and cash equivalents at beginning of year	29,271	26,997
Cash and cash equivalents at end of period	$22,671	26,344

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2025, various fixed maturity issuers exchanged securities with book values of $6.5 million for securities of equal value and $3.7 million during the six months ended June 30, 2024.

The Company had $0.8 million of net unsettled security trades at June 30, 2024 and none at June 30, 2025.

See accompanying Notes to Consolidated Financial Statements.

June 30, 2025 | 10-Q 7

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) FINANCIAL STATEMENTS

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens" or the "Company"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA Domestic"), CICA Life Ltd., Security Plan Life Insurance Company ("SPLIC"), Magnolia Guaranty Life Insurance Company ("MGLIC"), Computing Technology, Inc. ("CTI"), Nexo Global Services LLC, a Puerto Rico holding company ("Nexo") and its wholly-owned subsidiaries, CICA Life A.I., a Puerto Rico company ("CICA International") and Nexo Enrollment Services LLC, a Puerto Rico service company ("NES"). All significant inter-company accounts and transactions have been eliminated. Citizens and its wholly-owned subsidiaries are collectively referred to as the "Company," "it," "we," "us" or "our".

The consolidated balance sheet as of June 30, 2025, the consolidated statements of operations and comprehensive income (loss) and stockholders' equity for the three and six months ended June 30, 2025 and June 30, 2024 and the consolidated statements of cash flows for the six months ended June 30, 2025 and June 30, 2024 have been prepared by the Company without audit and are not subject to audit. In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2025 and for comparative periods have been made. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 ("Form 10-K").  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

June 30, 2025 | 10-Q 8

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

(3) INVESTMENTS

The Company invests primarily in fixed maturity securities as shown below.

Carrying Value (In thousands, except for %)	June 30, 2025		December 31, 2024
	Amount	%	Amount	%

Cash and invested assets:
Fixed maturity securities	$1,242,271	86.5%	1,220,961	86.0%
Equity securities	5,478	0.4	5,447	0.4
Policy loans	69,648	4.8	71,216	5.0
Other long-term investments	96,424	6.7	93,604	6.6
Cash and cash equivalents	22,671	1.6	29,271	2.0
Total cash and invested assets	$1,436,492	100.0%	1,420,499	100.0%

June 30, 2025 | 10-Q 9

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities as of the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
(In thousands)

Fixed maturity securities:
U.S. Treasury securities	$5,916	91	101	5,906
U.S. Government-sponsored enterprises	3,137	230	—	3,367
States and political subdivisions	301,135	1,312	31,098	271,349
Corporate:
Financial	268,869	2,924	29,506	242,287
Consumer	260,529	1,394	42,932	218,991
Utilities	127,904	458	21,479	106,883
Energy	80,167	156	9,141	71,182
Communications	66,572	235	8,488	58,319
All other	130,035	1,032	16,951	114,116
Commercial mortgage-backed	310	4	3	311
Residential mortgage-backed	105,617	6	9,787	95,836
Asset-backed	53,591	889	756	53,724
Total fixed maturity securities	$1,403,782	8,731	170,242	1,242,271

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
(In thousands)

Fixed maturity securities:
U.S. Treasury securities	$5,939	85	115	5,909
U.S. Government-sponsored enterprises	3,152	152	—	3,304
States and political subdivisions	300,757	1,087	33,542	268,302
Corporate:
Financial	272,925	1,593	33,285	241,233
Consumer	263,242	899	45,955	218,186
Utilities	126,361	220	22,770	103,811
Energy	79,247	40	9,959	69,328
Communications	70,896	111	9,910	61,097
All other	117,387	315	16,368	101,334
Commercial mortgage-backed	315	1	5	311
Residential mortgage-backed	106,661	7	13,026	93,642
Asset-backed	54,419	891	806	54,504
Total fixed maturity securities	$1,401,301	5,401	185,741	1,220,961

June 30, 2025 | 10-Q 10

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's investments in equity securities are shown below.

Fair Value (In thousands)	June 30, 2025	December 31, 2024

Equity securities:
Bond mutual funds	$742	739
Common stocks	973	810
Non-redeemable preferred stock	7	7
Non-redeemable preferred stock fund	3,756	3,891
Total equity securities	$5,478	5,447

VALUATION OF INVESTMENTS

Available-for-sale ("AFS") fixed maturity securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income (loss). The Company recognized net investment related losses of $16 thousand and gains of $31 thousand for the three and six months ended June 30, 2025, compared to losses of $0.1 million and gains of $0.1 million for the same periods in 2024, respectively, on equity securities held.

The Company considers several factors in its review and evaluation of individual investments, using the process described in Part IV, Item 15, Note 2. Investments in the notes to the consolidated financial statements of our Form 10-K to determine whether a credit valuation loss exists. For the three and six months ended June 30, 2025 and 2024, the Company recorded no credit valuation losses on fixed maturity securities.

For fixed maturity security investments that have unrealized losses as of June 30, 2025 and December 31, 2024, the gross unrealized losses and related fair values that have been in a continuous unrealized loss position by timeframe are as follows.

June 30, 2025	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
U.S. Treasury securities	$850	38	3	437	63	5	1,287	101	8
States and political subdivisions	27,435	959	43	149,245	30,139	178	176,680	31,098	221
Corporate:
Financial	18,395	376	22	150,166	29,130	188	168,561	29,506	210
Consumer	34,176	1,626	40	156,503	41,306	213	190,679	42,932	253
Utilities	12,326	469	35	80,571	21,010	144	92,897	21,479	179
Energy	11,520	357	27	51,619	8,784	62	63,139	9,141	89
Communications	2,995	98	6	45,995	8,390	58	48,990	8,488	64
All Other	19,993	661	34	70,856	16,290	89	90,849	16,951	123
Commercial mortgage-backed	—	—	—	86	3	1	86	3	1
Residential mortgage-backed	58	1	2	95,514	9,786	83	95,572	9,787	85
Asset-backed	6,519	270	10	14,338	486	15	20,857	756	25
Total fixed maturity securities	$134,267	4,855	222	815,330	165,387	1,036	949,597	170,242	1,258

June 30, 2025 | 10-Q 11

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2024	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
U.S. Treasury securities	$835	51	3	435	64	5	1,270	115	8
States and political subdivisions	42,583	1,484	63	147,534	32,058	177	190,117	33,542	240
Corporate:
Financial	29,258	756	53	154,448	32,529	192	183,706	33,285	245
Consumer	37,231	2,053	57	161,795	43,902	216	199,026	45,955	273
Utilities	16,750	687	47	79,488	22,083	142	96,238	22,770	189
Energy	11,654	438	29	52,537	9,521	65	64,191	9,959	94
Communications	9,973	250	11	48,462	9,660	60	58,435	9,910	71
All Other	25,208	1,237	38	68,756	15,131	87	93,964	16,368	125
Commercial mortgage-backed	100	—	1	89	5	1	189	5	2
Residential mortgage-backed	160	2	11	93,231	13,024	84	93,391	13,026	95
Asset-backed	10,330	243	14	14,741	563	16	25,071	806	30
Total fixed maturity securities	$184,082	7,201	327	821,516	178,540	1,045	1,005,598	185,741	1,372

In each category of our fixed maturity securities described above, we do not intend to sell our investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. As of June 30, 2025 and December 31, 2024, 98.6% and 99.2% of the fair value of our fixed maturity securities portfolio, respectively, were rated investment grade. While the losses are currently unrealized, we continue to monitor all fixed maturity securities on an on-going basis as future information may become available which could result in an allowance being recorded.

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

The amortized cost and fair value of fixed maturity securities at June 30, 2025 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

June 30, 2025	Amortized Cost	Fair Value
(In thousands)
Fixed maturity securities:
Due in one year or less	$21,110	21,118
Due after one year through five years	140,153	140,533
Due after five years through ten years	268,987	267,875
Due after ten years	973,532	812,745
Total fixed maturity securities	$1,403,782	1,242,271

June 30, 2025 | 10-Q 12

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Fixed maturity securities, available-for-sale:
Proceeds	$14,504	2,151	14,569	4,659
Gross realized gains	$91	90	92	91
Gross realized losses	$438	147	442	196

During the first quarter of 2025, real estate, formerly utilized as district offices in our Home Service Insurance segment in Baton Rouge and Bogalusa, Louisiana, was reclassified from net property, plant and equipment to real estate held-for-sale and is included in other long-term investments on the consolidated balance sheets. These investments are listed at carrying value and are no longer being depreciated.

During the three months ended June 30, 2025, the Company accepted a tender offer by Discovery Communications, Inc. after considering the outlook of the issuer. As a result, the Company recognized a realized loss of $0.4 million, which is recorded a net realized investment loss for the period.

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

June 30, 2025 | 10-Q 13

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker prices utilizing significant inputs not based on or corroborated by readily available market information.  Real estate held-for-sale is included in this category. There were no securities in this category as of or during the periods ended June 30, 2025 and December 31, 2024.

The following tables set forth our assets measured at fair value on a recurring basis as of the dates indicated.

June 30, 2025	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial assets:
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$5,906	3,367	—	9,273
States and political subdivisions	—	271,349	—	271,349
Corporate	41	811,737	—	811,778
Commercial mortgage-backed	—	311	—	311
Residential mortgage-backed	—	95,836	—	95,836
Asset-backed	—	53,724	—	53,724
Total fixed maturity securities	5,947	1,236,324	—	1,242,271

Equity securities:
Bond mutual funds	742	—	—	742
Common stocks	973	—	—	973
Non-redeemable preferred stock	7	—	—	7
Non-redeemable preferred stock fund	3,756	—	—	3,756
Total equity securities	5,478	—	—	5,478
Other long-term investments (1)	—	—	—	96,142
Total financial assets	$11,425	1,236,324	—	1,343,891
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

June 30, 2025 | 10-Q 14

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

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At June 30, 2025, fixed maturity securities, valued using a third-party pricing source, totaled $1.2 billion for Level 2 assets and comprised 92.0% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at June 30, 2025.  As of June 30, 2025, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Limited partnerships. The Company considers the net asset value ("NAV") to represent the value of the investment fund and is measured by the total value of assets minus the total value of liabilities. The following table includes information related to our investments in limited partnerships that calculate NAV per share. For these investments, which are measured at fair value on a recurring basis, we use the NAV per share to measure fair value. The Company recognized net investment related gains specific to change in fair value of $2.9 million and $1.4 million for the three and six months ended June 30, 2025, and gains of $4 thousand and $1.3 million on limited partnerships

June 30, 2025 | 10-Q 15

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
held for the three and six months ended June 30, 2024. These investments are included in other long-term investments on the consolidated balance sheets.

		June 30, 2025			December 31, 2024
(In thousands, except for years)		Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)	Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)
	Description
Limited partnerships:
Middle market	Investments in privately-originated, performing senior secured debt primarily in North America-based companies	$35,562	—	0	$35,369	1,660	3
Global equity fund	Investments in common stocks of U.S., international developed and emerging markets with a focus on long-term capital growth	12,518	—	0	11,568	—	0
Late-stage growth	Investments in private late-stage, established companies seeking capital to accelerate growth prior to an IPO or sale	32,108	5,613	3 to 5	27,825	8,134	3 to 5
Infrastructure	Investments in environmental infrastructure and related technology, focusing on renewable power generation and distribution	15,954	4,863	8 to 10	18,575	5,637	9 to 10
Total limited partnerships		$96,142	10,476		$93,337	15,431

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated financial statements not otherwise disclosed for the periods indicated were as follows:

	June 30, 2025		December 31, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Policy loans	$69,648	69,648	71,216	71,216
Residential mortgage loan	29	29	33	34
Cash and cash equivalents	22,671	22,671	29,271	29,271
Financial liabilities:
Annuity - investment contracts	66,592	61,922	68,888	63,629

June 30, 2025 | 10-Q 16

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at both June 30, 2025 and December 31, 2024 and no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets. Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable. Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

Residential mortgage loan. This mortgage loan is secured by a residential property. The interest rate for this loan was 7.0% at both June 30, 2025 and December 31, 2024. At June 30, 2025, the remaining loan matures in three years.  Management estimated the fair value using an annual interest rate of 6.25% at both June 30, 2025 and December 31, 2024. Our mortgage loan is considered a Level 3 asset in the fair value hierarchy and is included in other long-term investments on the consolidated balance sheets.

Cash and cash equivalents. The fair value of cash and cash equivalents approximates carrying value and these assets are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contracts, which are considered Level 3 liabilities, was estimated at June 30, 2025 and December 31, 2024 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 3.68% to 5.06% and 3.96% to 4.96%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Other long-term investments. Financial instruments included in other long-term investments are classified in various levels of the fair value hierarchy. The following table summarizes the carrying amounts of these investments.

Carrying Value (In thousands)	June 30, 2025	December 31, 2024
Other long-term investments:
Limited partnerships	$96,142	93,337
FHLB common stock	217	212
Mortgage loans	29	33
Real estate held-for-sale	15	—
All other investments	21	22
Total other long-term investments	$96,424	93,604

We are a member of the Federal Home Loan Bank ("FHLB") of Dallas and such membership requires members to own stock in the FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value.

(5) DEFERRED POLICY ACQUISITION COSTS AND COST OF INSURANCE ACQUIRED

DAC

The following tables roll forward the DAC and COIA balances for the six months ended June 30, 2025 and 2024 by reporting cohort. Our reporting cohorts are Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy, and Permanent Limited Pay, which summarizes insurance policies with

June 30, 2025 | 10-Q 17

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

Six Months Ended June 30, 2025 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$124,725	16,388	547	141,660
Capitalizations	14,196	1,534	144	15,874
Amortization expense	(7,133)	(561)	(105)	(7,799)
Balance, end of period	131,788	17,361	586	149,735

Home Service Insurance:
Balance, beginning of year	45,656	11,151	1,168	57,975
Capitalizations	2,142	442	111	2,695
Amortization expense	(1,143)	(213)	(105)	(1,461)
Balance, end of period	46,655	11,380	1,174	59,209

Consolidated:
Balance, beginning of year	170,381	27,539	1,715	199,635
Capitalizations	16,338	1,976	255	18,569
Amortization expense	(8,276)	(774)	(210)	(9,260)
Balance, end of period	$178,443	28,741	1,760	208,944

Six Months Ended June 30, 2024 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$105,552	14,075	1,213	120,840
Capitalizations	13,658	1,611	138	15,407
Amortization expense	(6,304)	(470)	(170)	(6,944)
Balance, end of period	112,906	15,216	1,181	129,303

Home Service Insurance:
Balance, beginning of year	43,280	10,564	1,084	54,928
Capitalizations	2,727	621	119	3,467
Amortization expense	(1,117)	(213)	(37)	(1,367)
Balance, end of period	44,890	10,972	1,166	57,028

Consolidated:
Balance, beginning of year	148,832	24,639	2,297	175,768
Capitalizations	16,385	2,232	257	18,874
Amortization expense	(7,421)	(683)	(207)	(8,311)
Balance, end of period	$157,796	26,188	2,347	186,331

June 30, 2025 | 10-Q 18

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DAC capitalization decreased for the six months ended June 30, 2025, compared to the same prior year period mainly from increased ceding commissions and expenses due to a full six months of reinsurance with RGA in 2025 offset by higher first year sales.

COIA

Six Months Ended June 30, 2025 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$599	648	—	1,247
Amortization expense	(21)	(21)	—	(42)
Balance, end of period	578	627	—	1,205

Home Service Insurance:
Balance, beginning of year	6,825	161	1,213	8,199
Amortization expense	(178)	(4)	47	(135)
Balance, end of period	6,647	157	1,260	8,064

Consolidated:
Balance, beginning of year	7,424	809	1,213	9,446
Amortization expense	(199)	(25)	47	(177)
Balance, end of period	$7,225	784	1,260	9,269

Six Months Ended June 30, 2024 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$249	695	406	1,350
Amortization expense	(8)	(25)	(22)	(55)
Balance, end of period	241	670	384	1,295

Home Service Insurance:
Balance, beginning of year	7,194	168	1,331	8,693
Amortization expense	(187)	(4)	(78)	(269)
Balance, end of period	7,007	164	1,253	8,424

Consolidated:
Balance, beginning of year	7,443	863	1,737	10,043
Amortization expense	(195)	(29)	(100)	(324)
Balance, end of period	$7,248	834	1,637	9,719

(6) POLICYHOLDERS’ LIABILITIES

LIABILITY FOR FUTURE POLICY BENEFITS

The following tables summarize balances of and changes in the liability for future policy benefits for our reporting cohorts: Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy,

June 30, 2025 | 10-Q 19

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

June 30, 2025 (In thousands)	Life Insurance			Home Service Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums:
Balance, beginning of year	$299,918	14,962	314,880	94,458	13,878	108,336
Beginning balance at original discount rate	310,919	15,180	326,099	101,026	14,732	115,758
Effect of actual variances from expected experience	(16,659)	910	(15,749)	(2,315)	(1,191)	(3,506)
Adjusted beginning of year balance	294,260	16,090	310,350	98,711	13,541	112,252
Issuances	55,982	1,840	57,822	7,241	1,140	8,381
Interest accrual	6,577	298	6,875	2,121	267	2,388
Net premiums collected	(27,005)	(2,683)	(29,688)	(6,037)	(108)	(6,145)
Derecognition and other	(4,405)	149	(4,256)	57	6	63
Ending balance at original discount rate	325,409	15,694	341,103	102,093	14,846	116,939
Effect of changes in discount rates	(6,052)	(36)	(6,088)	(5,670)	(641)	(6,311)
Balance, end of period	$319,357	15,658	335,015	96,423	14,205	110,628

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$996,556	187,066	1,183,622	198,809	111,639	310,448
Beginning balance at original discount rate	1,051,493	201,797	1,253,290	218,555	123,016	341,571
Effect of actual variances from expected experience	(15,805)	2,064	(13,741)	(2,147)	(371)	(2,518)
Adjusted beginning of year balance	1,035,688	203,861	1,239,549	216,408	122,645	339,053
Issuances	56,302	1,994	58,296	7,240	1,135	8,375
Interest accrual	23,214	4,101	27,315	4,858	2,879	7,737
Benefit payments	(55,261)	(10,447)	(65,708)	(8,125)	(2,952)	(11,077)
Derecognition and other	(4,771)	(2)	(4,773)	47	3	50
Ending balance at original discount rate	1,055,172	199,507	1,254,679	220,428	123,710	344,138
Effect of changes in discount rates	(43,994)	(13,276)	(57,270)	(20,044)	(12,490)	(32,534)
Balance, end of period	$1,011,178	186,231	1,197,409	200,384	111,220	311,604

Net liability for future policy benefits	$691,821	170,573	862,394	103,961	97,015	200,976
Less: Reinsurance recoverable	3,986	—	3,986	—	—	—
Net liability for future policy benefits, after reinsurance recoverable	$687,835	170,573	858,408	103,961	97,015	200,976

June 30, 2025 | 10-Q 20

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2024 (In thousands)	Life Insurance			Home Service Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums:
Balance, beginning of year	$244,917	13,260	258,177	98,831	14,926	113,757
Beginning balance at original discount rate	252,426	13,533	265,959	102,045	15,512	117,557
Effect of actual variances from expected experience	(3,880)	456	(3,424)	(2,791)	(1,813)	(4,604)
Adjusted beginning of year balance	248,546	13,989	262,535	99,254	13,699	112,953
Issuances	39,391	1,566	40,957	8,038	1,278	9,316
Interest accrual	5,243	245	5,488	2,135	266	2,401
Net premiums collected	(21,932)	(1,537)	(23,469)	(6,056)	159	(5,897)
Derecognition and other	(3,417)	97	(3,320)	190	35	225
Ending balance at original discount rate	267,831	14,360	282,191	103,561	15,437	118,998
Effect of changes in discount rates	(10,055)	(333)	(10,388)	(5,741)	(867)	(6,608)
Balance, end of period	$257,776	14,027	271,803	97,820	14,570	112,390

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$973,350	195,122	1,168,472	211,946	122,784	334,730
Beginning balance at original discount rate	995,962	202,755	1,198,717	217,524	123,941	341,465
Effect of actual variances from expected experience	(2,480)	2,137	(343)	(2,714)	(917)	(3,631)
Adjusted beginning of year balance	993,482	204,892	1,198,374	214,810	123,024	337,834
Issuances	39,803	1,650	41,453	8,037	1,280	9,317
Interest accrual	22,134	4,127	26,261	4,826	2,878	7,704
Benefit payments	(42,634)	(9,283)	(51,917)	(7,789)	(3,037)	(10,826)
Derecognition and other	(4,154)	16	(4,138)	187	32	219
Ending balance at original discount rate	1,008,631	201,402	1,210,033	220,071	124,177	344,248
Effect of changes in discount rates	(45,573)	(13,063)	(58,636)	(15,138)	(7,865)	(23,003)
Balance, end of period	$963,058	188,339	1,151,397	204,933	116,312	321,245

Net liability for future policy benefits	$705,282	174,312	879,594	107,113	101,742	208,855
Less: Reinsurance recoverable	142	—	142	—	—	—
Net liability for future policy benefits, after flooring impact	$705,140	174,312	879,452	107,113	101,742	208,855

June 30, 2025 | 10-Q 21

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles the net liability for future policy benefits shown above to the liability for future policy benefits reported in the consolidated balance sheets.

	June 30, 2025			June 30, 2024
(In thousands)	Life Insurance	Home Service Insurance	Consolidated	Life Insurance	Home Service Insurance	Consolidated
Life Insurance:
Permanent	$687,835	103,961	791,796	705,140	107,113	812,253
Permanent limited pay	170,573	97,015	267,588	174,312	101,742	276,054
Deferred profit liability	32,288	30,370	62,658	29,749	27,849	57,598
Other	33,630	14,444	48,074	29,609	14,079	43,688
Total life insurance	924,326	245,790	1,170,116	938,810	250,783	1,189,593
Accident & Health Insurance:
Other	737	503	1,240	634	361	995
Total future policy benefit reserves	$925,063	246,293	1,171,356	939,444	251,144	1,190,588

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefit payments for long-term duration contracts.

	June 30, 2025		June 30, 2024
(In thousands)	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Undiscounted:
Permanent:
Expected future gross premiums	$824,655	445,487	687,927	455,504
Expected future benefit payments	1,654,150	494,455	1,538,163	491,992
Permanent Limited Pay:
Expected future gross premiums	45,791	76,469	46,682	77,217
Expected future benefit payments	323,376	321,480	325,481	321,190

Discounted:
Permanent:
Expected future gross premiums	$612,505	259,470	517,392	267,791
Expected future benefit payments	1,011,178	200,384	963,058	204,933
Permanent Limited Pay:
Expected future gross premiums	41,192	49,205	41,444	51,050
Expected future benefit payments	186,231	111,220	188,339	116,312

June 30, 2025 | 10-Q 22

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the amount of revenue and interest related to long-term duration contracts recognized in the consolidated statement of operations and comprehensive income (loss).

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(In thousands)	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
Life Insurance Segment:
Life Insurance:
Permanent	$27,930	8,270	24,801	8,427	54,982	16,637	48,117	16,891
Permanent Limited Pay	3,995	2,215	4,026	2,207	8,622	4,429	7,672	4,470
Other	3,470	—	3,933	—	3,298	—	5,042	—
Less:
Reinsurance	2,944	—	1,358	—	5,484	—	1,731	—
Total, net of reinsurance	32,451	10,485	31,402	10,634	61,418	21,066	59,100	21,361
Accident & Health Insurance:
Other	192	—	204	—	380	—	368	—
Less:
Reinsurance	—	—	1	—	1	—	2	—
Total, net of reinsurance	192	—	203	—	379	—	366	—
Total	$32,643	10,485	31,605	10,634	61,797	21,066	59,466	21,361

Home Service Insurance Segment:
Life Insurance:
Permanent	$8,045	1,371	8,225	1,347	16,149	2,737	16,466	2,691
Permanent Limited Pay	1,936	1,665	2,028	1,632	3,893	3,322	4,068	3,258
Other	574	—	453	—	907	—	747	—
Less:
Reinsurance	69	—	7	—	81	—	19	—
Total, net of reinsurance	10,486	3,036	10,699	2,979	20,868	6,059	21,262	5,949
Accident & Health Insurance:
Other	259	—	255	—	520	—	506	—
Total	$10,745	3,036	10,954	2,979	21,388	6,059	21,768	5,949

June 30, 2025 | 10-Q 23

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides the weighted-average durations of the liability for future policy benefits.

	June 30, 2025		June 30, 2024
(In years)	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Permanent:
Duration at original discount rate	8.5	15.1	8.3	16.1
Duration at current discount rate	8.5	14.2	8.5	15.7

Permanent Limited Pay:
Duration at original discount rate	8.0	13.7	8.1	14.5
Duration at current discount rate	7.6	13.1	7.8	14.4

The following table provides the weighted-average interest rates for the liability for future policy benefits.

	June 30, 2025		June 30, 2024
	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Permanent:
Interest rate at original discount rate	4.86%	4.84%	4.88%	4.96%
Interest rate at current discount rate	5.12%	5.62%	5.18%	5.37%

Permanent Limited Pay:
Interest rate at original discount rate	4.26%	4.89%	4.28%	5.03%
Interest rate at current discount rate	5.12%	5.58%	5.18%	5.37%

LIABILITY FOR POLICYHOLDERS’ ACCOUNT BALANCES

The following table presents the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of the difference, in basis points, between rates being credited and the respective guaranteed minimums.

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
June 30, 2025 (In thousands)
Range of Guaranteed Minimum Crediting Rates:
0.00% - 1.49%	$851	—	—	33,465	34,316
1.50% - 2.99%	3,905	180	6	33,683	37,774
3.00% - 4.49%	104,553	381	26,989	—	131,923
Greater or equal to 4.50%	31,349	—	—	—	31,349
Total	$140,658	561	26,995	67,148	235,362

June 30, 2025 | 10-Q 24

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
June 30, 2024 (In thousands)
Range of Guaranteed Minimum Crediting Rates:
0.00% - 1.49%	$786	—	877	34,729	36,392
1.50% - 2.99%	15,451	175	37	19,688	35,351
3.00% - 4.49%	100,357	200	13,728	—	114,285
Greater or equal to 4.50%	31,367	—	—	—	31,367
Total	$147,961	375	14,642	54,417	217,395

The following tables summarize balances of and changes in policyholders' account balances.

June 30, 2025 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$60,414	88,080	47,768	29,897
Issuances	15,737	1,887	348	2,453
Premiums received	93	2,315	2,855	425
Interest credited	1,308	1,496	966	421
Less:
Surrenders and withdrawals	—	7,967	2,656	4,281
Benefit payments	6,197	—	—	—
Balance, end of period	$71,355	85,811	49,281	28,915
Weighted-average crediting rates	4.09%	3.97%	3.84%	3.21%
Cash surrender value	$71,355	85,811	49,281	28,915

June 30, 2024 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$44,569	87,134	44,960	31,039
Issuances	12,324	1,347	401	2,336
Premiums received	59	1,823	2,736	585
Interest credited	988	1,343	917	890
Less:
Surrenders and withdrawals	—	4,855	2,370	4,223
Benefit payments	4,608	—	—	—
Balance, end of period	$53,332	86,792	46,644	30,627
Weighted-average crediting rates	3.98%	3.61%	3.44%	2.96%
Cash surrender value	$53,332	86,792	46,644	30,627

June 30, 2025 | 10-Q 25

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles policyholders' account balances shown above to the policyholders' account balance liability in the consolidated balance sheets.

As of June 30, (In thousands)	2025	2024
Annuities:
Supplemental contracts without life contingencies	$71,355	53,332
Fixed annuity	85,811	86,792
Unearned revenue reserve	1,486	1,479
Total annuities	$158,652	141,603

Premiums paid in advance:
Premiums paid in advance	$28,915	30,627
Other	2,148	2,110
Total premiums paid in advance	$31,063	32,737

(7) REINSURANCE

In the normal course of business, the Company reinsures portions of certain policies that we underwrite to mitigate exposure to potential losses and/or to provide additional capacity for growth. In CICA International, prior to April 1, 2025, we retained up to $100,000 on any one individual life insurance policy and reinsured the death benefit amount. For new policies beginning on such date, we increased our retention amount to $250,000 and reinsure amounts above that. We also reinsure 100% of our accidental death benefit rider coverage. In the second quarter of 2024, CICA Domestic entered into a coinsurance agreement with RGA Reinsurance Company ("RGA"). Under this agreement, CICA Domestic has elected for RGA to reinsure 50% of its newly written final expense business. The Company remains contingently liable in the event that any of the reinsurers are unable to meet their obligations under any reinsurance agreement.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  We obtain reinsurance from multiple reinsurers and monitor our reinsurance concentration as well as the financial strength ratings of our reinsurers. Their ratings by A.M. Best Company range from A- (Excellent) to A+ (Superior).

A summary of life insurance in force, along with assumed and ceded reinsurance activity, is summarized below as of the periods indicated.

(In thousands)	June 30, 2025	December 31, 2024
Life insurance in force:
Direct life insurance in force	$5,347,041	5,227,506
Aggregate assumed life insurance in force	3,427	3,427
Aggregate ceded life insurance in force	(850,117)	(821,215)
Net life insurance in force	$4,500,351	4,409,718

June 30, 2025 | 10-Q 26

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's reinsurance recoverable on ceded reinsurance was $9.4 million and $6.9 million as of June 30, 2025 and December 31, 2024, respectively.  Premiums, claims and surrenders assumed and ceded, and expenses ceded for all lines of business are summarized for the periods indicated below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Premiums from short duration contracts:
Direct	$451	475	900	927
Ceded	—	(1)	(1)	(2)
Net premiums earned	451	474	899	925
Premiums from long duration contracts:
Direct	45,950	43,450	87,851	82,056
Assumed	14	16	25	33
Ceded	(3,027)	(1,381)	(5,590)	(1,782)
Net premiums earned	42,937	42,085	82,286	80,307
Total premiums earned	$43,388	42,559	83,185	81,232
Claims and surrenders assumed	$45	41	51	75
Claims and surrenders ceded	$(275)	(697)	(952)	(1,481)
Commissions assumed and ceded	$(3,281)	(949)	(6,406)	(941)
Other general expenses ceded	$(695)	(156)	(1,283)	(156)

(8) COMMITMENTS AND CONTINGENCIES

LITIGATION AND REGULATORY ACTIONS

From time to time, we are subject to legal and regulatory actions relating to our business. We may incur defense costs, including attorneys' fees, and other direct litigation costs associated with defending claims. If we suffer an adverse judgment as a result of litigation claims, it could have a material adverse effect on our business, results of operations and financial condition. Part I. Item 3. Legal Proceedings and Part IV. Item 1. Note 8. Commitments and Contingencies of our 2024 consolidated financial statements and notes thereto included in the Form 10-K includes a discussion of our legal proceedings. There have been no material developments in the six months ended June 30, 2025 from the legal proceedings described in our 2024 consolidated financial statements and notes thereto included in the Form 10-K.

CONTRACTUAL OBLIGATIONS

As of June 30, 2025, CICA International is committed to fund investments up to $10.5 million related to limited partnerships previously described.

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

June 30, 2025 | 10-Q 27

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the greatest of (a) Regions' prime rate, (b) the federal funds rate plus 0.50%, (c) the index rate plus 1.00% or (d) 0.75%. The Company is required to pay Regions an annual commitment fee of 0.375% of the unused portion of the Credit Facility in quarterly installments, which the Company expenses as it is incurred.

Obligations under the Credit Facility are secured by substantially all of the assets of the Company other than the equity interests in its subsidiaries, real estate owned by the Company, and other limited exceptions. The Credit Facility contains customary events of default and financial, affirmative and negative covenants including, but not limited to, restrictions on indebtedness, liens, investments, asset dispositions and restricted payments. As of June 30, 2025, the Company had not borrowed any funds against the Credit Facility and was not in violation of any covenants.

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

A summary of the change in the number of shares of Class A common stock and treasury stock issued is as follows:

	2025		2024
Six Months Ended June 30, (In thousands)	Common Stock Class A	Treasury Stock	Common Stock Class A	Treasury Stock
Balance at beginning of year	54,235	5,330	53,883	5,330
Stock issued for compensation	331	—	163	—
Balance at end of period	54,566	5,330	54,046	5,330

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

Three Months Ended June 30,	2025	2024
(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income (loss)	$6,459	3,959
Net income (loss) allocated to Class A common stock	$6,459	3,959

Denominator:
Weighted average shares of Class A outstanding - basic	50,112	49,639
Weighted average shares of Class A outstanding - diluted	50,985	50,809

Basic and diluted earnings per share of Class A common stock	$0.13	0.08

June 30, 2025 | 10-Q 28

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six Months Ended June 30,	2025	2024
(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income (loss)	$4,836	8,501
Net income (loss) allocated to Class A common stock	$4,836	8,501

Denominator:
Weighted average shares of Class A outstanding - basic	50,024	49,606
Weighted average shares of Class A outstanding - diluted	50,897	50,775

Basic and diluted earnings per share of Class A common stock	$0.10	0.17

STATUTORY CAPITAL AND SURPLUS

Each of our domestic regulated insurance subsidiaries is required to meet stipulated regulatory capital requirements imposed by the U.S. National Association of Insurance Commissioners ("NAIC"). All domestic insurance subsidiaries exceeded the minimum capital requirements at June 30, 2025. On March 27, 2024, Citizens and the Colorado Division of Insurance entered into a capital maintenance agreement that specifies that Citizens will infuse capital as needed to ensure that CICA Domestic's RBC remains above 350%. As CICA Domestic's RBC exceeded 350% at June 30, 2025, no capital contribution was necessary.

CICA International is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards, but rather requires that an insurer submit a business plan for approval to the Office of the Commissioner of Insurance ("OIC") that includes proposed minimum capital and surplus. CICA International is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. At June 30, 2025, CICA International's capital exceeds both of the required minimum capital and related ratio.

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

June 30, 2025 | 10-Q 29

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
Three Months Ended June 30, 2025
(In thousands)

Revenues:
Premiums
Life insurance	$32,451	10,486	—	42,937
Accident and health insurance	192	259	—	451
Net investment income	13,400	3,595	174	17,169
Investment related gains (losses), net	2,625	(218)	1	2,408
Other income	2,121	—	—	2,121
Total revenues	50,789	14,122	175	65,086
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	35,223	4,997	—	40,220
Increase (decrease) in future policy benefit reserves	(5,571)	1,017	—	(4,554)
Policyholder liability remeasurement (gain) loss	1,081	270	—	1,351
Policyholders' dividends	1,308	7	—	1,315
Total insurance benefits paid or provided	32,041	6,291	—	38,332
Commissions	8,184	3,225	—	11,409
Other general expenses	6,644	3,799	3,016	13,459
Capitalization of deferred policy acquisition costs	(8,155)	(1,565)	—	(9,720)
Amortization of deferred policy acquisition costs	3,906	707	—	4,613
Amortization of cost of insurance acquired	21	58	—	79
Total benefits and expenses	42,641	12,515	3,016	58,172
Income (loss) before federal income tax	$8,148	1,607	(2,841)	6,914

June 30, 2025 | 10-Q 30

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Six Months Ended June 30, 2025
(In thousands)

Revenues:
Premiums:
Life insurance	$61,418	20,868	—	82,286
Accident and health insurance	379	520	—	899
Net investment income	26,912	7,273	361	34,546
Investment related gains (losses), net	(122)	(366)	2	(486)
Other income	3,493	—	—	3,493
Total revenues	92,080	28,295	363	120,738
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	69,365	10,953	—	80,318
Increase (decrease) in future policy benefit reserves	(10,897)	2,697	—	(8,200)
Policyholder liability remeasurement (gain) loss	1,094	85	—	1,179
Policyholders' dividends	2,597	13	—	2,610
Total insurance benefits paid or provided	62,159	13,748	—	75,907
Commissions	16,347	6,337	—	22,684
Other general expenses	13,216	7,582	5,354	26,152
Capitalization of deferred policy acquisition costs	(15,874)	(2,695)	—	(18,569)
Amortization of deferred policy acquisition costs	7,799	1,461	—	9,260
Amortization of cost of insurance acquired	42	135	—	177
Total benefits and expenses	83,689	26,568	5,354	115,611
Income (loss) before federal income tax	$8,391	1,727	(4,991)	5,127

June 30, 2025 | 10-Q 31

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended June 30, 2024
(In thousands)

Revenues:
Premiums
Life insurance	$31,402	10,699	—	42,101
Accident and health insurance	203	255	—	458
Property insurance	—	—	—	—
Net investment income	13,812	3,529	199	17,540
Investment related gains (losses), net	(279)	23	3	(253)
Other income	2,218	20	—	2,238
Total revenues	47,356	14,526	202	62,084
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	29,169	5,361	—	34,530
Increase (decrease) in future policy benefit reserves	(2,269)	1,217	—	(1,052)
Policyholder liability remeasurement (gain) loss	1,306	54	—	1,360
Policyholders' dividends	1,186	5	—	1,191
Total insurance benefits paid or provided	29,392	6,637	—	36,029
Commissions	8,543	3,689	—	12,232
Other general expenses	6,925	3,931	5,783	16,639
Capitalization of deferred policy acquisition costs	(8,591)	(1,952)	—	(10,543)
Amortization of deferred policy acquisition costs	3,586	687	—	4,273
Amortization of cost of insurance acquired	29	123	—	152
Total benefits and expenses	39,884	13,115	5,783	58,782
Income (loss) before federal income tax	$7,472	1,411	(5,581)	3,302

June 30, 2025 | 10-Q 32

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Six Months Ended June 30, 2024
(In thousands)

Revenues:
Premiums:
Life insurance	$59,100	21,262	—	80,362
Accident and health insurance	366	506	—	872
Property insurance	—	(2)	—	(2)
Net investment income	27,498	7,066	463	35,027
Investment related gains (losses), net	807	(68)	(29)	710
Other income	2,724	20	83	2,827
Total revenues	90,495	28,784	517	119,796
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	56,533	11,110	—	67,643
Increase (decrease) in future policy benefit reserves	(3,462)	2,861	—	(601)
Policyholder liability remeasurement (gain) loss	1,679	—	—	1,679
Policyholders' dividends	2,417	11	—	2,428
Total insurance benefits paid or provided	57,167	13,982	—	71,149
Commissions	15,503	7,179	—	22,682
Other general expenses	12,961	7,420	7,596	27,977
Capitalization of deferred policy acquisition costs	(15,407)	(3,467)	—	(18,874)
Amortization of deferred policy acquisition costs	6,944	1,367	—	8,311
Amortization of cost of insurance acquired	55	269	—	324
Total benefits and expenses	77,223	26,750	7,596	111,569
Income (loss) before federal income tax	$13,272	2,034	(7,079)	8,227

The Company categorizes premiums in two categories - first year premiums are premiums received within the first 12 months of a policy's issuance and any premiums received thereafter are renewal premiums. A summary of the premiums for the Life Insurance segment is detailed below.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Life Insurance Segment:
Premiums:
Direct premiums:
First year	$8,107	6,496	15,711	11,080
Renewal	27,480	26,468	51,571	50,118
Total direct premiums	35,587	32,964	67,282	61,198
Reinsurance	(2,944)	(1,359)	(5,485)	(1,732)
Total premiums	$32,643	31,605	61,797	59,466

June 30, 2025 | 10-Q 33

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the Home Service Insurance segment life and A&H premium breakout is detailed below.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Home Service Insurance Segment:
Direct life and A&H premiums:
First year	$1,328	1,397	2,541	2,744
Renewal	9,486	9,564	18,928	19,043
Total direct life and A&H premiums	10,814	10,961	21,469	21,787
Reinsurance	(69)	(7)	(81)	(19)
Total life and A&H premiums	$10,745	10,954	21,388	21,768

The table below summarizes assets by segment.

As of June 30, (In thousands)	2025	2024
Assets:
Segments:
Life Insurance	$1,311,093	1,263,544
Home Service Insurance	365,405	357,731
Total Segments	1,676,498	1,621,275
Other Non-Insurance Enterprises	36,002	41,198
Total assets	$1,712,500	1,662,473
GEOGRAPHIC INFORMATION

The following table sets forth the Company's annual total of earned premiums by country of policyholder residence for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Area:
United States	$16,983	14,248	33,483	27,399
Colombia	6,461	6,043	13,015	12,026
Taiwan	3,167	3,617	7,053	8,159
Venezuela	3,322	3,663	6,672	6,978
Ecuador	3,366	3,145	6,566	6,189
Argentina	2,923	2,673	5,019	4,771
Other foreign countries	8,995	9,533	18,697	18,348
Reinsurance and change in premium accruals	(1,829)	(363)	(7,320)	(2,638)
Total premiums	$43,388	42,559	83,185	81,232

June 30, 2025 | 10-Q 34

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11) INCOME TAXES

The effective tax rate is the ratio of tax expense or tax benefit over pre-tax income. The tax benefit effective rates were 6.6% and 5.7% for the three and six months ended June 30, 2025, compared to effective tax rate of (19.9)% and (3.3)% for the same periods in 2024. CICA International is considered a controlled foreign corporation for federal income tax purposes. As a result, the insurance activity of CICA International is subject to Subpart F of the Internal Revenue Code and is included in Citizens’ taxable income. The Government of Puerto Rico approved a tax exemption decree for CICA International which freezes the income tax rate at 0% on taxable earnings up to $1.2 million and 4% on taxable earnings in excess of $1.2 million for a minimum of 15 years. The effective tax rate varies from the prevailing corporate federal income tax rate of 21% mainly due to the impact of Subpart F and the reduced Puerto Rico income tax rate.

At June 30, 2025 and 2024, we determined it was more likely than not that a portion of our capital deferred tax assets would not be realized in their entirety. The Company recorded valuation allowances of $4.8 million and $5.0 million at June 30, 2025 and 2024, respectively, in Accumulated Other Comprehensive Income (Loss).

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

(12) OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% for domestic entities and 4% for Puerto Rican entities for the three and six months ended June 30, 2025 and 2024. The following table provides a rollforward of accumulated other comprehensive income (loss) for the periods indicated below.

(In thousands)	Unrealized Gains and Losses on Available for Sale Securities	Discount Rate for Liability for Future Policy Benefits	Other Comprehensive Income (Loss)
Balance at December 31, 2024, net of tax	$(169,599)	73,634	(95,965)
Other comprehensive income (loss) before reclassification, before tax	18,334	(8,589)	9,745
Amounts reclassified from other comprehensive income (loss), before tax	83	—	83
Income tax benefit (expense)	(1,379)	442	(937)
Balance at March 31, 2025, net of tax	(152,561)	65,487	(87,074)
Other comprehensive income (loss) before reclassification, before tax	243	4,003	4,246
Amounts reclassified from other comprehensive income (loss), before tax	168	—	168
Income tax benefit (expense)	(213)	(782)	(995)
Balance at June 30, 2025, net of tax	$(152,363)	68,708	(83,655)

June 30, 2025 | 10-Q 35

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)	Unrealized Gains and Losses on Available for Sale Securities	Discount Rate for Liability for Future Policy Benefits	Other Comprehensive Income (Loss)
Balance at December 31, 2023, net of tax	$(141,741)	23,586	(118,155)
Other comprehensive income (loss) before reclassification, before tax	(13,416)	33,995	20,579
Amounts reclassified from other comprehensive income (loss), before tax	448	—	448
Income tax benefit (expense)	1,104	(3,746)	(2,642)
Balance at March 31, 2024, net of tax	(153,605)	53,835	(99,770)
Other comprehensive income (loss) before reclassification, before tax	(14,258)	5,522	(8,736)
Amounts reclassified from other comprehensive income (loss), before tax	199	—	199
Income tax benefit (expense)	951	(568)	383
Balance at June 30, 2024, net of tax	$(166,713)	58,789	(107,924)

(13) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as management service agreements related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. There were no changes related to these relationships during the six months ended June 30, 2025.  See our Form 10-K for a comprehensive discussion of related party transactions.

(14) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued and determined that no other significant subsequent events need to be recognized or disclosed at this time.

June 30, 2025 | 10-Q 36

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

OBJECTIVE OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS

We refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “MD&A”. The objective of our MD&A is to provide investors with information in order to assess the material changes in our financial condition from December 31, 2024 to June 30, 2025 and the material changes in our results of operations for the three and six months ended June 30, 2025 as compared to the same periods in 2024. We also discuss in the MD&A any trends that we believe may materially affect our future operations or financial condition.

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

June 30, 2025 | 10-Q 37

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

We operate in two segments - Life Insurance and Home Services Insurance. Our Life Insurance segment operates through our subsidiaries CICA Life Insurance Company of America, referred to as "CICA Domestic" and CICA Life, A.I., a Puerto Rican insurer, referred to as "CICA International". Our Home Services Insurance operates primarily through Security Plan Life Insurance Company in Louisiana.

EVENTS THAT IMPACTED OUR BUSINESS

From time-to-time, certain events may affect our business in ways that cause current or future results to differ from past results. See (1) the factors described in Part 1. Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2024 ("2024 Form 10-K"); and (2) the events described in Part 1. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Events that Impacted Our Business" in the 2024 Form 10-K; and (3) the discussion of the BlackRock write-down in Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Events that Impacted Our Business" in our Form 10-Q for the quarter ended March 31, 2025.

FINANCIAL HIGHLIGHTS

Summary

Q2: Net income before federal income tax in the three months ended June 30, 2025 increased to $6.9 million from $3.3 million in the three months ended June 30, 2024. The factors that drove this increase were:
•$0.8 million increase in total premium revenue;
•$2.7 million increase in investment related gains and losses; and
•$3.2 million decrease in general expenses due to a $3.5 million legal fee expense incurred in the second quarter of 2024;
partially offset by:
•$2.3 million increase in insurance benefits paid or provided due to increased matured endowments in our international business; and
•$0.7 million increase in expenses related to restricted stock unit grants.

YTD: Net income before federal income tax in the six months ended June 30, 2025 decreased to $5.1 million from $8.2 million in the same period in 2024. The factors that drove this decrease were:
•$1.2 million decrease in investment related gains and losses primarily related to the BlackRock write-down;
•$4.8 million increase in insurance benefits paid or provided due to increased matured endowments in our international business;
partially offset by:
•$2.0 million increase in total premium revenue; and
•$1.8 million decline in other general expenses.

At June 30, 2025

•Total assets of $1.7 billion
•Total direct insurance in force of $5.35 billion
•Total investments of $1.4 billion; fixed maturity securities comprised 88% of total investments
•No debt
•Book value per share of Class A common stock of $4.56
•Adjusted book value per share of Class A common stock of $6.221
•Diluted earnings per share of Class A common stock for the six months ended of $0.10

1 Adjusted book value per of Class A common share is a non-GAAP measure that is calculated by dividing actual Class A common stockholders’ equity, excluding AOCI, by the number of Class A common shares outstanding at the end of the period.

June 30, 2025 | 10-Q 38

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The Factors that Drive our Operating Results

We see the following as the primary factors that drive our operating results.

•Sales of our products and the premiums we receive from these sales
•Investments
•Claims and surrenders
•Operating expenses
•Actuarial assumptions

Sales of Our Products. We believe sales statistics are meaningful to gain an understanding of, among other things, the attractiveness of our products, how expansion of our distribution channels affects our revenue, customer retention and the performance of our business from period-to-period. Throughout the MD&A, we describe the actions and initiatives we are taking to increase sales and improve retention, sales performance in each period and as compared to prior year periods, and how we view trends with respect to sales and retention.

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

Throughout the MD&A, we refer to "direct" premiums as all premiums received and "net" or "total" premiums as all premiums received less premiums ceded to RGA Reinsurance Company ("RGA") and our other reinsurers. Direct premium revenue increased 6% in the three months ended June 30, 2025, to $46.4 million from $43.9 million in the three months ended June 30, 2024 and increased 7% in the six months ended June 30, 2025, to $88.8 million from $83.0 million in the six months ended June 30, 2024. This increase was driven by sales of CICA Domestic products.

First Year Premiums. Direct first year premiums increased 20% in the three months ended June 30, 2025, to $9.4 million from $7.9 million in the three months ended June 30, 2024 and increased 32%, to $18.3 million in the six months ended June 30, 2025, compared to $13.8 million in the six months ended June 30, 2024, including 42% growth in our Life Insurance segment, driven by sales of our newer products and an increased number of producing agents. First year premium growth was primarily in our new CICA Domestic final expense business.

June 30, 2025 | 10-Q 39

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Renewal Premiums. Our direct renewal premium revenues in the three and six months ended June 30, 2025 increased primarily due to strong sales in 2024 leading to higher number of policies paying renewal premiums in the current periods.

Investment Income. Our net investment income decreased slightly for the three and six months ended June 30, 2025 compared to the same prior year periods, due primarily to lower investment income from our limited partnership investments.

Claims and Surrenders. Payment of policyholder benefits for claims and surrenders is our largest expense and thus key to our profitability. The three largest components of this expense are reflected in the graphs below. In the three and six months ended June 30, 2025 compared to the prior year periods,

•death claim benefits decreased in our Life Insurance segment due to a combination of lower volume of claims and our coinsurance agreement with RGA alleviating some of our liability to pay these claims than in the prior year periods,
•surrenders decreased slightly, and
•matured endowments increased as expected as many of our endowment policies reach their contractual maturity dates.

June 30, 2025 | 10-Q 40

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Operating Expenses. Operating expenses are our second largest expense and thus also drive our operating results. Operating expenses are meaningful to gain an understanding of how we manage our business, including among other things, salaries, benefits and spending on growth initiatives. Our operating expenses decreased in the three and six months ended June 30, 2025 as compared to the prior year periods. Despite continued investment in the growth of our business and higher costs associated with our equity compensation program as a result of increased stock price and additional participants, this expense was lower due to the accrual of $3.5 million in legal fees in the prior year. These were fees awarded to certain defendants in the trade secret lawsuit. We have not paid any of these fees and have appealed the judgment against us. Additionally, we receive expense allowances in CICA Domestic from RGA under our coinsurance agreement that was not in effect during the first part of 2024.

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

June 30, 2025 | 10-Q 41

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

been discussed previously. Our current profitability is affected by how closely actual experience matches our actuarial assumptions for these shifts, and by the amount of reserves we must hold.

Actuarial assumptions are continually monitored and updated at least annually to reflect overall experience as well as emerging trends.

OUR OPERATING SEGMENTS

Our insurance operations are the primary focus of the Company, as these operations generate most of our income. See the discussion under Segment Operations below for a detailed analysis.  The amount of direct insurance, number of policies, and average face amounts for life policies issued during the periods indicated are shown below.

Six Months Ended June 30,		2025		2024
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life Insurance:
International	$229,176,095	1,970	$116,333	$212,720,099	2,029	$104,840
Domestic	164,682,973	20,898	7,880	233,468,132	20,070	11,633
Total Life Insurance	393,859,068	22,868	17,223	446,188,231	22,099	20,190
Home Service Insurance	123,403,197	9,379	13,157	123,431,074	9,749	12,661
Total	$517,262,265	32,247		$569,619,305	31,848

In the first six months of 2025, we issued $517.3 million in new insurance as we continued to grow our inforce business with our newer products tailored to our specific markets.

In our Life Insurance segment, implementation of new initiatives in CICA Domestic, including use of information to enhance underwriting decisions with additional medical and lab data from third parties, resulted in higher sales of products with lower policy face amounts in the first six months of 2025 as compared to the prior year, which led to a lower amount of insurance issued. CICA International benefited from increased sales of our whole life product, which accounted for 67% of total insurance issued in CICA International for the six months ended June 30, 2025. This product tends to have higher policy face amounts than our older endowment products, leading to an increase in insurance issued internationally.

Insurance issued in our Home Service Insurance segment decreased slightly for the six months ended June 30, 2025 compared to the prior year period. We continue our strategic actions intended to improve sales quality and persistency. These improvements did result in higher insurance issued in the second quarter of 2025 when compared to the second quarter of 2024. We also believe growth is being impacted by inflation on the cost of living, which has affected new sales since the customer demographic is primarily lower-income individuals.

June 30, 2025 | 10-Q 42

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The amount of direct insurance inforce for the periods indicated is shown below.
Overall insurance inforce growth has been and will be impacted by persistency rates, policy maturities and surrenders.

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES

Our revenues are generated primarily by life insurance premiums and investment income from invested assets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024

Revenues:
Premiums:
Life insurance	$42,937	42,101	82,286	80,362
Accident and health insurance	451	458	899	872
Property insurance	—	—	—	(2)
Net investment income	17,169	17,540	34,546	35,027
Investment related gains (losses), net	2,408	(253)	(486)	710
Other income	2,121	2,238	3,493	2,827
Total revenues	$65,086	62,084	120,738	119,796

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Life and A&H premiums:
Direct premiums:
First year	$9,435	7,893	18,252	13,824
Renewal	36,966	36,032	70,499	69,161
Total direct life and A&H premiums	46,401	43,925	88,751	82,985
Reinsurance	(3,013)	(1,366)	(5,566)	(1,751)
Total life and A&H premiums	$43,388	42,559	83,185	81,234

June 30, 2025 | 10-Q 43

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Our first year direct premiums increased 20% and 32% in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, due to sales of our newer products in our Life Insurance segment and expanded domestic distribution. Renewal premiums increased from strong first year sales in 2024 in our Life Insurance segment leading to higher number of policies paying renewal premiums in the first half of 2025, which more than offset the impacts from the high level of surrenders during the last few years and increasing matured endowment benefits paid in the international portion of our Life Insurance segment.

Reinsurance premiums ceded increased in the three and six months ended June 30, 2025 compared to the same periods in 2024 due to a coinsurance agreement we entered into with RGA in the second quarter of 2024.

Net Investment Income. A summary of our net investment income and annualized net investment income performance is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except for %)	2025	2024	2025	2024

Gross investment income:
Fixed maturity securities	$15,538	15,343	30,966	30,480
Equity securities	72	73	147	148
Policy loans	1,297	1,382	2,666	2,838
Long-term investments	927	1,268	1,897	2,492
Other investment income	114	185	308	421
Total investment income	17,948	18,251	35,984	36,379
Investment expenses	(779)	(711)	(1,438)	(1,352)
Net investment income	$17,169	17,540	34,546	35,027

Net investment income, annualized			$69,093	70,054
Average invested assets, at amortized cost			$1,534,610	1,522,573
Annualized yield on average invested assets			4.50%	4.60%

Fixed maturity securities constitute the vast majority, or 88% of our investment portfolio based on fair value and thus provide the majority of our net investment income. Our net fixed maturity investment portfolio, primarily invested in callable securities, has faced challenges as many securities were called between 2019 and 2021, necessitating reinvestment in low interest rate fixed maturity assets, which impact net investment income and yields. In order to enhance yields, we are investing in new opportunities, including investment grade private placement fixed income securities and other asset classes, while maintaining a prudent risk profile.

Investment Related Gains (Losses), Net.  We recorded investment related gains of $2.4 million and losses of $0.5 million during the three and six months ended June 30, 2025, respectively, compared to investment related losses of $0.3 million and gains of $0.7 million during the same prior year periods. The losses are primarily related to the non-cash write-down of our BlackRock ESG investment that occurred in first quarter 2025. We did not sell this investment; however, the changes in fair values of our equity securities are reflected as investment related gains or losses in our income statement, in addition to executed transactions that result in a gain or loss.

Other Income. Other income consists primarily of supplemental contracts issued to international policyholders in our Life Insurance segment upon the surrender or maturity of their original policies. Supplemental contracts offer our policyholders the opportunity to leave their cash with us and be paid interest at a guaranteed rate or receive an annuity, at their option.

June 30, 2025 | 10-Q 44

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

BENEFITS AND EXPENSES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$40,220	34,530	80,318	67,643
Increase (decrease) in future policy benefit reserves	(4,554)	(1,052)	(8,200)	(601)
Policyholder liability remeasurement (gain) loss	1,351	1,360	1,179	1,679
Policyholders' dividends	1,315	1,191	2,610	2,428
Total insurance benefits paid or provided	38,332	36,029	75,907	71,149
Commissions	11,409	12,232	22,684	22,682
Other general expenses	13,459	16,639	26,152	27,977
Capitalization of deferred policy acquisition costs	(9,720)	(10,543)	(18,569)	(18,874)
Amortization of deferred policy acquisition costs	4,613	4,273	9,260	8,311
Amortization of cost of insurance acquired	79	152	177	324
Total benefits and expenses	$58,172	58,782	115,611	111,569

Payments of claims and surrenders benefits constitute the vast majority of our expenses.

Claims and Surrenders.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024

Claims and surrenders:
Death claim benefits	$4,861	5,298	10,928	12,156
Surrender benefits	13,076	14,330	25,977	26,461
Endowment benefits	1,542	1,945	3,221	3,699
Matured endowment benefits	18,528	11,047	35,879	21,808
A&H and other policy benefits	2,213	1,910	4,313	3,519
Total claims and surrenders	$40,220	34,530	80,318	67,643

Death claim benefits decreased in the three and six months ended June 30, 2025 compared to the same periods in 2024 due to both lower volume and our coinsurance agreement with RGA, which alleviates some of our liability to pay death claims. We did not have this agreement during the first quarter of 2024.

Many of our endowment policies are reaching their contractual maturity dates and thus matured endowment benefits increased in the three and six months ended June 30, 2025 compared to the prior year periods. We anticipated these increases in 2025 based upon the scheduled maturity of the contracts. We expect continued year-over-year increases in matured endowment benefits throughout 2025, then expect the matured endowment benefits to remain at elevated, but slightly lower levels over the next few years, as more of these contracts expire.

June 30, 2025 | 10-Q 45

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Increase (Decrease) in Future Policy Benefit Reserves. Future policy benefit reserves reflect the liability established to provide for the payment of policy benefits that we expect to pay in the future and thus generally increase when we have a larger in force block of business due to higher sales and better persistency (i.e., more policies on which we expect to pay future benefits) and decrease when we have lower sales and persistency. In the three and six months ended June 30, 2025, the change in future policy benefit reserves decreased as compared to the prior year periods despite the increase in our inforce business, due to the amount of reserves released in connection with matured endowments.

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

Commissions. Commission expenses are a cost of acquiring business, as commissions are the primary compensation paid to our independent consultants and independent agents for selling our products. First year commission rates are higher than renewal commission rates and thus commissions fluctuate directly in relation to first year sales. Although first year sales increased in the three and six months ended June 30, 2025 as compared to the same periods in 2024, commissions decreased in the second quarter of 2025 and were flat in the six month ended June 30, 2025 due to our coinsurance agreement with RGA where they share in commission expenses.

Other General Expenses.  Total general expenses decreased $3.2 million and $1.8 million, respectively, in 2025 compared to the same periods in 2024. Although we continue to incur costs related to our strategic growth initiatives and costs incurred associated with our equity compensation program due to higher stock price and additional participants, we incurred a $3.5 million legal fee in the prior year periods due to the trade secret lawsuit. We continue to work on managing controllable operating expenses while investing in growth initiatives.

Capitalization of Deferred Policy Acquisition Costs ("DAC"). We capitalize costs related to successful sales of our insurance products, which include certain commissions, policy issuance costs, and underwriting and agency expenses. These costs vary based upon amounts of premiums received related to new and renewal business. Capitalized DAC decreased in the three and six months ended June 30, 2025, which is in line with the increases in new sales activity. Significantly lower amounts are capitalized related to renewal business in correlation with the lower commissions paid on that business compared to first year business, which has higher commission rates.

Amortization of Deferred Policy Acquisition Costs. Amortization of DAC increased in the three and six months ended June 30, 2025, compared to the same periods in 2024. DAC is amortized on a constant level basis over the expected term of the related contracts to approximate straight-line amortization.

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

June 30, 2025 | 10-Q 46

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table sets forth income (loss) before federal income tax by segment during the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Income (loss) before federal income tax:
Segments:
Life Insurance	$8,148	7,472	8,391	13,272
Home Service Insurance	1,607	1,411	1,727	2,034
Total segments	9,755	8,883	10,118	15,306
Other Non-Insurance Enterprises	(2,841)	(5,581)	(4,991)	(7,079)
Total income (loss) before federal income tax	$6,914	3,302	5,127	8,227

LIFE INSURANCE

Detailed results of operations in the Life Insurance segment for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Premiums:
Life insurance	$32,451	31,402	61,418	59,100
Accident and health insurance	192	203	379	366
Net investment income	13,400	13,812	26,912	27,498
Investment related gains (losses), net	2,625	(279)	(122)	807
Other income	2,121	2,218	3,493	2,724
Total revenues	50,789	47,356	92,080	90,495
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	35,223	29,169	69,365	56,533
Increase (decrease) in future policy benefit reserves	(5,571)	(2,269)	(10,897)	(3,462)
Policyholder liability remeasurement (gain) loss	1,081	1,306	1,094	1,679
Policyholders' dividends	1,308	1,186	2,597	2,417
Total insurance benefits paid or provided	32,041	29,392	62,159	57,167
Commissions	8,184	8,543	16,347	15,503
Other general expenses	6,644	6,925	13,216	12,961
Capitalization of deferred policy acquisition costs	(8,155)	(8,591)	(15,874)	(15,407)
Amortization of deferred policy acquisition costs	3,906	3,586	7,799	6,944
Amortization of cost of insurance acquired	21	29	42	55
Total benefits and expenses	42,641	39,884	83,689	77,223
Income before federal income tax	$8,148	7,472	8,391	13,272

June 30, 2025 | 10-Q 47

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

In the three months ended June 30, 2025, the $0.7 million increase in income before federal income tax was driven by higher first year and renewal premiums and an increase in investment related gains (losses) partially offset by higher claims and surrenders due to the matured endowments in CICA International. Commissions were lower despite higher first year sales due to our CICA Domestic coinsurance agreement with RGA.

In the six months ended June 30, 2025, income before federal income tax decreased despite a $2.3 million increase in premiums driven by a $0.9 million decrease in investment related gains and losses primarily related to the BlackRock write-down; and a $5.0 million increase in insurance benefits paid or provided due to increased matured endowments in CICA International.

Life Insurance segment premium breakout is detailed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Premiums:
Direct premiums:
First year	$8,107	6,496	15,711	11,080
Renewal	27,480	26,468	51,571	50,118
Total direct premiums	35,587	32,964	67,282	61,198
Reinsurance	(2,944)	(1,359)	(5,485)	(1,732)
Total premiums	$32,643	31,605	61,797	59,466

Premiums.  Direct premiums increased by $2.6 million and $6.1 million in the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The increase was driven by sales of our newer products and an increased number of producing agents, primarily in CICA Domestic. Ceded reinsurance premiums increased due to the CICA Domestic coinsurance agreement with RGA entered into in the second quarter of 2024.

June 30, 2025 | 10-Q 48

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

While CICA Domestic drove the significant increase in first year premiums, life insurance premiums are generated largely from our international policyholders living in almost 80 different countries across the globe. The following table sets forth our premiums by location for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Premiums:
International premiums:
Colombia	$6,461	6,043	13,015	12,026
Taiwan	3,167	3,617	7,053	8,159
Venezuela	3,322	3,663	6,672	6,978
Ecuador	3,366	3,145	6,566	6,189
Argentina	2,923	2,673	5,019	4,771
Other non-United States	8,995	9,532	18,697	18,347
Total international premiums	28,234	28,673	57,022	56,470
United States premiums	6,341	3,382	12,132	5,704
Reinsurance and change in premium accruals	(1,932)	(450)	(7,357)	(2,708)
Total premiums	$32,643	31,605	61,797	59,466

Sales in Taiwan have been declining recently due to succession related difficulties within our primary distribution agency in Taiwan, regulatory challenges and geopolitical shift. We are also starting to face some headwinds in Venezuela that may affect premiums revenues, due to the strength of the US dollar compared to the local currency and their difficulties to obtain dollars.

Investment Related Gains (Losses), Net.  We recorded investment related gains of $2.6 million and losses of $0.1 million during the three and six months ended June 30, 2025, respectively, compared to investment related losses of $0.3 million and gains of $0.8 million during the same prior year periods. These fluctuations in investment-related gains and losses were primarily influenced by changes in the estimated fair market value of our limited partnership investments. Notably, the loss for the six months ending June 30, 2025, was largely attributed to a write-down in the estimated fair market value of our ESG BlackRock investment. This decline was significant enough to outweigh the gains from other investments.

Claims and Surrenders. The following table sets forth our primary claims and surrender benefits paid within our Life Insurance segment for the three and six months ended June 30, 2025 compared to the same periods in 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Claims and surrenders:
Death claim benefits	$907	1,186	2,177	3,184
Surrender benefits	12,282	13,373	24,273	24,810
Endowment benefits	1,541	1,943	3,219	3,696
Matured endowment benefits	18,328	10,861	35,531	21,476
A&H and other policy benefits	2,165	1,806	4,165	3,367
Total claims and surrenders	$35,223	29,169	69,365	56,533

June 30, 2025 | 10-Q 49

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The majority of our claims and surrender benefits in our Life Insurance segment were related to payment of surrender benefits and matured endowment benefits in CICA International. Many of our endowment policies are reaching their contractual maturity dates and thus matured endowment benefits are expected to be higher in each quarter of 2025 as compared to 2024. We expect elevated trends to continue over the next few years but at a reduced level when compared to 2025. Death claim benefits decreased for the three and six months ended June 30, 2025, compared to the prior year periods due to a combination of lower volume and our coinsurance agreement with RGA alleviating some of our liability to pay these claims. Mortality experience is closely monitored and these amounts were within expected levels.

Increase (Decrease) in Future Policy Benefit Reserves. The change in future policy benefit reserves for the three and six months ended June 30, 2025 and 2024 was the result of reserves released due to surrenders and higher matured endowment benefits. These releases were partially offset by increases in reserves due to new insurance issued and the reserves that increase on our in force block of business nearing maturity.

HOME SERVICE INSURANCE

Detailed results of operations for the Home Service Insurance segment for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Premiums:
Life insurance	$10,486	10,699	20,868	21,262
Accident and health insurance	259	255	520	506
Property insurance	—	—	—	(2)
Net investment income	3,595	3,529	7,273	7,066
Investment related gains (losses), net	(218)	23	(366)	(68)
Other income	—	20	—	20
Total revenues	14,122	14,526	28,295	28,784
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	4,997	5,361	10,953	11,110
Increase (decrease) in future policy benefit reserves	1,017	1,217	2,697	2,861
Policyholder liability remeasurement (gain) loss	270	54	85	—
Policyholders' dividends	7	5	13	11
Total insurance benefits paid or provided	6,291	6,637	13,748	13,982
Commissions	3,225	3,689	6,337	7,179
Other general expenses	3,799	3,931	7,582	7,420
Capitalization of deferred policy acquisition costs	(1,565)	(1,952)	(2,695)	(3,467)
Amortization of deferred policy acquisition costs	707	687	1,461	1,367
Amortization of cost of insurance acquired	58	123	135	269
Total benefits and expenses	12,515	13,115	26,568	26,750
Income before federal income tax	$1,607	1,411	1,727	2,034

June 30, 2025 | 10-Q 50

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Income before federal income tax in the three months ended June 30, 2025 increased to $1.6 million from $1.4 million in the three months ended June 30, 2024. The factors that drove this increase were lower insurance benefits paid and provided and commissions, partially offset by investment related losses.

Income before federal income tax in the six months ended June 30, 2025 decreased to $1.7 million from $2.0 million in the same period in 2024. The factors that drove this decrease were investment related losses partially offset by lower insurance benefits paid and provided.

Premiums. Home Service Insurance segment life and A&H premium breakout is detailed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Premiums:
Direct life and A&H premiums:
First year	$1,328	1,397	2,541	2,744
Renewal	9,486	9,564	18,928	19,043
Total direct life and A&H premiums	10,814	10,961	21,469	21,787
Reinsurance	(69)	(7)	(81)	(19)
Total life and A&H premiums	$10,745	10,954	21,388	21,768

Our life and A&H premiums in the Home Service segment slightly declined in the three and six months ended June 30, 2025 compared to the same prior year periods. The decrease is largely due to strategic actions intended to improve sales quality and persistency, which actions led to a decrease in our agent sales force as we focus on long term improvements. Our first year sales in the second quarter of 2025 did increase over the first quarter of 2025, we believe from our strategy beginning to show positive results. Additionally, we believe external economic pressures, such as inflation, have impacted revenue in this segment disproportionately.

Claims and Surrenders.  Payments of claims and surrender benefits, which are the largest portion of our expenses, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Claims and surrenders:
Death claim benefits	$3,954	4,112	8,751	8,972
Surrender benefits	794	957	1,704	1,651
Endowment benefits	1	2	2	3
Matured endowment benefits	200	186	348	332
A&H and other policy benefits	48	104	148	152
Total claims and surrenders	$4,997	5,361	10,953	11,110

The majority of claims and surrender benefits in our Home Service Insurance segment are death claim benefits. Death claim benefits decreased slightly in the three and six months ended June 30, 2025 compared to the same prior year periods due primarily to lower volume of reported claims. Mortality experience is closely monitored by the Company as a key performance indicator and fluctuates from quarter-to-quarter based on reported claims.

June 30, 2025 | 10-Q 51

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

OTHER NON-INSURANCE ENTERPRISES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Loss before federal income tax	$(2,841)	(5,581)	(4,991)	(7,079)

This operating unit represents the administrative support functions for the insurance operations. Its revenues are primarily intercompany and have been eliminated in consolidation under U.S. GAAP, which typically results in a loss. Revenue in this operating unit consists primarily of net investment income and investment related gains or losses, while expenses consist of other general expenses related to corporate functions. The primary reason for the decreased loss before federal income tax in the three and six months ended June 30, 2025 compared to the same period in 2024 is lower other general expenses due to a $3.5 million legal fee expense incurred in the second quarter of 2024, partially offset by increase in costs incurred related to our equity incentive compensation program due to additional participants as well as an increased stock price, which increases our expense taken upon vesting of prior year grants.

INVESTMENTS

Our investments are an integral part of our business success, as we invest the majority of premiums collected to pay for future benefits and rely on net investment income of our ongoing operations. Our cash and invested assets at June 30, 2025 were $1.4 billion, of which 87% was invested in fixed maturity securities, all of which are classified as available-for-sale. We closely monitor the duration of our fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy our insurance obligations.

The following table sets forth the carrying value of our investments by investment category and cash, cash equivalents and the percentage of each to total cash, cash equivalents and invested assets.

Carrying Value	June 30, 2025		December 31, 2024
(In thousands, except for %)	Amount	%	Amount	%
Cash, cash equivalents and invested assets:
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$9,273	0.6%	$9,213	0.6%
Corporate	811,778	56.5	794,989	56.0
States and political subdivisions (1)	271,349	18.9	268,302	18.9
Mortgage-backed (2)	96,147	6.7	93,953	6.6
Asset-backed	53,724	3.8	54,504	3.9
Total fixed maturity securities	1,242,271	86.5	1,220,961	86.0
Cash and cash equivalents	22,671	1.6	29,271	2.0
Other investments:
Policy loans	69,648	4.8	71,216	5.0
Equity securities	5,478	0.4	5,447	0.4
Other long-term investments	96,424	6.7	93,604	6.6
Total cash, cash equivalents and invested assets	$1,436,492	100.0%	$1,420,499	100.0%
(1) Includes $112.8 million and $113.4 million of securities guaranteed by third parties at June 30, 2025 and December 31, 2024, respectively.
(2) Includes $95.0 million and $92.8 million of U.S. Government-sponsored enterprises at June 30, 2025 and December 31, 2024, respectively.

June 30, 2025 | 10-Q 52

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The carrying value of the Company’s fixed maturity securities investment portfolio at June 30, 2025 was $1.24 billion compared to $1.22 billion at December 31, 2024. This increase primarily reflects the impact of interest rate sensitivity on the fair value of our fixed maturity securities. The distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2025 did not materially change from December 31, 2024 – the weighted average was “A” at both dates.

Cash and cash equivalents decreased as of June 30, 2025 from December 31, 2024 and fluctuates from period-to-period primarily due to the timing of operating and investing activities.

Other long-term investments increased by $2.8 million as of June 30, 2025 from December 31, 2024 due to additional funding and changes in the fair market value of our limited partnership investments.

Obligations of States and Political Subdivisions

The Company’s fixed maturity securities investment portfolio at June 30, 2025 and December 31, 2024 included $271.3 million and $268.3 million, respectively, of securities that are obligations of states and political subdivisions, including municipalities (collectively referred to as the municipal fixed maturity security portfolio).

The Company's municipal fixed maturity security portfolio includes third-party guarantees.  Detailed below is a presentation by the Nationally Recognized Statistical Rating Organization ("NRSRO") rating of these holdings by funding type as of June 30, 2025.

	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
State and political subdivision fixed maturity securities including third-party guarantees:
AAA	$12,449	12,380	11,999	12,234	3,289	3,235	27,737	27,849	9.2%
AA	45,045	45,287	110,616	128,753	6,342	6,547	162,003	180,587	60.0
A	2,818	3,147	66,006	75,857	2,136	2,122	70,960	81,126	26.9
BBB	442	454	7,189	7,934	—	—	7,631	8,388	2.8
BB and other	2,968	3,135	50	50	—	—	3,018	3,185	1.1
Total	$63,722	64,403	195,860	224,828	11,767	11,904	271,349	301,135	100.0%

State and political subdivision fixed maturity securities excluding third-party guarantees:
AAA	$—	—	3,114	3,300	3,289	3,235	6,403	6,535	2.2%
AA	31,681	31,781	35,397	40,543	4,555	4,572	71,633	76,896	25.5
A	14,443	14,760	104,688	122,268	3,923	4,097	123,054	141,125	46.9
BBB	2,865	3,068	23,515	26,122	—	—	26,380	29,190	9.7
BB and other	14,733	14,794	29,146	32,595	—	—	43,879	47,389	15.7
Total	$63,722	64,403	195,860	224,828	11,767	11,904	271,349	301,135	100.0%

June 30, 2025 | 10-Q 53

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The table below shows the categories in which the Company held investments in special revenue fixed maturity securities that were greater than 10% of fair value based upon the Company's total municipal fixed maturity security portfolio at June 30, 2025.

(In thousands, except for %)	Fair Value	Amortized Cost	% of Total Fair Value

Education	$42,456	48,996	15.7%
Utilities	42,287	46,389	15.6
Transportation	32,310	40,080	11.9

The Company's municipal fixed maturity security portfolio is spread across many states, however, municipal fixed maturity securities from Texas and California comprise the most significant concentration of the total municipal fixed maturity security portfolio as of June 30, 2025. The Company holds 21% and 16% of its municipal fixed maturity security portfolio in Texas and California issuers, respectively, as of June 30, 2025. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal fixed maturity security portfolio as of June 30, 2025.

The table below represents the Company's detailed exposure to municipal fixed maturity securities by credit rating in Texas at June 30, 2025.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas state and political subdivision fixed maturity securities including third-party guarantees:
AAA	$11,942	11,878	2,580	2,631	—	—	14,522	14,509
AA	14,664	14,650	14,811	17,559	—	—	29,475	32,209
A	—	—	10,735	14,885	—	—	10,735	14,885
BBB	—	—	3,202	3,170	—	—	3,202	3,170
Total	$26,606	26,528	31,328	38,245	—	—	57,934	64,773
Texas state and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$22,013	21,938	3,092	3,697	—	—	25,105	25,635
A	3,092	3,090	20,192	26,117	—	—	23,284	29,207
BBB	—	—	6,457	6,586	—	—	6,457	6,586
BB and other	1,501	1,500	1,587	1,845	—	—	3,088	3,345
Total	$26,606	26,528	31,328	38,245	—	—	57,934	64,773

June 30, 2025 | 10-Q 54

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The table below represents the Company's detailed exposure to municipal fixed maturity securities by credit rating in California at June 30, 2025.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
California state and political subdivision fixed maturity securities including third-party guarantees:
AA	$2,080	2,094	32,138	39,403	2,503	2,734	36,721	44,231
A	1,286	1,650	5,545	6,457	—	—	6,831	8,107
Total	$3,366	3,744	37,683	45,860	2,503	2,734	43,552	52,338
California state and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$439	445	3,960	4,846	716	760	5,115	6,051
A	2,927	3,299	19,618	23,974	1,787	1,974	24,332	29,247
BB and other	—	—	14,105	17,040	—	—	14,105	17,040
Total	$3,366	3,744	37,683	45,860	2,503	2,734	43,552	52,338

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

The Company assesses available-for-sale ("AFS") fixed maturity securities in an unrealized loss position for expected credit losses. The Company did not record any credit valuation allowances on fixed maturity securities in either of the three and six months ended June 30, 2025 or 2024.

Gross unrealized losses on AFS fixed maturity securities amounted to $170.2 million as of June 30, 2025 and $185.7 million as of December 31, 2024.  This decrease in gross unrealized losses during 2025 was a result of the decrease in average market interest rates at the end of 2025 as compared to 2024.

Information on both unrealized and realized gains and losses by category is set forth in Part I, Item 1, Note 3. Investments of the notes to our consolidated financial statements herein.

LIQUIDITY AND CAPITAL RESOURCES

Below are our primary capital resources (based on carrying value of each) as of the periods indicated.

(In thousands)	June 30, 2025	December 31, 2024
Fixed maturity securities	$1,242,271	1,220,961
Cash and cash equivalents	22,671	29,271

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations. We manage our insurance operations in order to ensure that we have stable and reliable sources of cash flows to meet our obligations. We currently anticipate meeting our short-term and long-term cash needs with cash generated by our insurance operations and from our invested assets. From time to time, we may raise capital by selling shares in our SIP (as defined below) and we may also access our Credit Facility if needed (also as described below). Citizens had no debt as of June 30, 2025.

Cash from Operating Activities. Cash provided by or used in operating activities is an important liquidity metric because it reflects, during a given period, the amount of cash generated that is available to pay our operating

June 30, 2025 | 10-Q 55

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

expenses, invest in our business or make strategic acquisitions. Cash provided by operating activities was $4.2 million in the six months ended June 30, 2025.

Cash used in Investing Activities. These cash flows, for the most part, are reinvested in new investments. The investing activities fluctuate from period to period due to timing of securities activities such as calls, maturities and reinvestment of those funds. Net cash outflows from investing activities totaled $6.6 million in the six months ended June 30, 2025. 88% of total investments consist of marketable fixed maturity securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

PARENT COMPANY LIQUIDITY AND CAPITAL RESOURCES

Citizens is a holding company and has minimal operations of its own. Our assets consist of the capital stock of our subsidiaries, cash and investments. Our liquidity requirements are met primarily from two sources: cash generated from our operating subsidiaries and our invested assets. Our ability to obtain cash from our insurance subsidiaries depends primarily upon the availability of statutorily permissible payments, including payments we receive from service agreements with our insurance subsidiaries and dividends from the subsidiaries. The ability to make payments to the holding company is limited by applicable laws of the U.S. states of domicile and by the Puerto Rico Office of Commissioner of Insurance, which subject insurance operations to significant regulatory restrictions. These laws and regulations require, among other things, that our insurance subsidiaries maintain minimum solvency or premium to surplus ratio requirements, which limit the amount of dividends that can be paid to the holding company. The regulations also require approval of our service agreements with the applicable regulatory authority in order to prevent insurance subsidiaries from moving large amounts of cash to the less regulated holding company.

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

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium revenues, investment income and proceeds from investment maturities, calls or sales. Primary cash needs are for payments of policyholder benefits, investment purchases, and operating expenses. We manage our insurance operations in order to ensure that we have stable and reliable sources of cash flow to meet our obligations. As we have discussed, we have been growing our domestic business by developing new products and expanding our distribution channels, which has led to an increase in first year direct premiums (i.e., new sales) of 71% from the year ended December 31, 2023 to the year ended December 31, 2024, and 32% from the six months ended June 30, 2024 to the six months ended June 30, 2025. When selling new policies, we incur upfront policy acquisition costs, such as agent commission payments. While historically, cash flows from our operations have been sufficient to meet our cash needs, in the second quarter of 2024 we entered into a coinsurance reinsurance agreement with RGA to help with some of the costs, and the insurance subsidiaries also have the available-for-sale fixed maturity investment portfolio available to create additional cash flows if needed. Two of our insurance subsidiaries are members of the Federal Home Loan Bank ("FHLB") of Dallas. FHLB membership provides the insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. While not the only source of additional liquidity, the FHLB could provide the insurance subsidiaries with an additional source of liquidity, if needed.

We believe that we have adequate capital resources and ability to obtain additional capital, if needed, to support the short-term and longer-term liquidity requirements of our insurance operations. See Contractual Obligations and Off-

June 30, 2025 | 10-Q 56

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

balance Sheet Arrangements in our 2024 Form 10-K and below for a discussion of known and estimated cash needs. Cash flow projections and cash flow tests under various market interest rate scenarios are performed annually to assist in evaluating liquidity needs and adequacy.

Trends, Demands and Restrictions on our Uses of Cash

Payments of benefits for claims and surrenders are our largest use of cash. There are three primary components of these payments: death claims, surrenders and matured endowments.

Matured Endowments. Our endowment products have contractual maturity dates and provide the policyholder with alternatives once the policy matures - they can choose to take a lump sum payout, leave the money on deposit at interest with the Company or purchase another insurance policy. Approximately 19% of the endowments in force will mature in the next five years, totaling approximately 6% of our in force business as of June 30, 2025. The highest level of maturities will occur this year. Policyholder election behavior is unknown, but if too many policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell its investments at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the market rate we are earning on our investments. We currently anticipate that our available operating cash flow and capital resources will be adequate to meet our needs for funds, but we are closely monitoring our policyholder behavior patterns, and in 2024, introduced a new product designed to allow policyholders with maturing endowments to purchase a new life insurance policy.

Surrenders. In order to mitigate the risk of early policyholder surrenders, we include provisions in our insurance policies, such as surrender charges, that help limit and discourage early withdrawals, but as many of our older policies have reached the age where surrender charges have expired or significantly decreased, we have experienced high levels of surrenders in the past several years. We believe that surrenders have been high due to other reasons, including the loss of one of our biggest distributors in Venezuela in 2018, increasing interest rates, which may encourage policyholders to seek higher rates of return in different investment products, post-pandemic beliefs that life insurance may not be as important as it was during the pandemic, and inflationary and tariff pressures, which may cause policyholders to want the cash values of their policies due to decreased purchasing power elsewhere. To the extent that early surrenders are higher than expected, our use of cash could be higher than expected. We continue to monitor surrenders and early withdrawals and focus on our retention initiatives and efforts to retain cash when policyholders surrender their policies.

Our cash flow from operations is also negatively impacted with high matured endowments and surrenders, as they lead to lower renewal premiums.

Death Claims. Our product pricing assumes a certain mortality rate and thus a primary liquidity concern is the risk of higher than expected mortality experience. Our death benefit payments decreased in the six ended June 30, 2025.

Another significant use of cash is payment of commissions. In our CICA Domestic business, we pay advance commissions on some of our insurance products, meaning we pay an agent a portion of their first year commission immediately upon sale of a policy, rather than "as earned", or when premiums are received by us. Because of this, another liquidity concern is that rapid growth in first year sales of these products creates a significant increase in commission payments. CICA Domestic sales have increased significantly since the third quarter of 2023. To offset some of this strain on our capital, we entered into the coinsurance agreement with RGA in the second quarter of 2024 and elected to cede 50% of our final expense business to RGA, which alleviates some of the expense strain. We may also seek other options, such as loans at the holding company level (from the Credit Facility or otherwise) that would allow us to reduce the liquidity risk should CICA Domestic's required commission payments exceed current resources.

June 30, 2025 | 10-Q 57

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

Our domestic companies are subject to minimum capital requirements set by the NAIC in the form of risk-based capital ("RBC"). RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called the "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a Capital Maintenance Agreement between Citizens and CICA Domestic, Citizens' wholly-owned subsidiary domiciled in Colorado, which would require Citizens to contribute capital to CICA Domestic in order to maintain a RBC level above 350%. At June 30, 2025, our domestic insurance subsidiaries were above the required minimum RBC levels and CICA Domestic was above 350%.

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

CICA International is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards, but rather requires that an insurer submit a business plan for approval to the OIC that includes proposed minimum capital and surplus. CICA International is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. At June 30, 2025, CICA International exceeded the required minimum capital and related ratio.

Any capital that Citizens is required to contribute to its insurance subsidiaries would negatively impact the holding Company's capital resources and liquidity.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2025, we have no additional contractual obligations or off-balance sheet arrangements other than those described in Part I, Item 1, Note 8. Commitments and Contingencies in the notes to our consolidated financial statements herein and in Part II, Item 7, Contractual Obligations and Off-Balance Sheet Arrangements in our 2024 Form 10-K.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

June 30, 2025 | 10-Q 58

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2025.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and reported to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended June 30, 2025, there were no changes in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

June 30, 2025 | 10-Q 59

CITIZENS, INC.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Part I, Item 3. Legal Proceedings of our 2024 Form 10-K includes a discussion of our legal proceedings. There have been no material developments in the three months ended June 30, 2025 from the legal proceedings described in our 2024 Form 10-K.

Item 1A. RISK FACTORS

Part I, Item 1A. Risk Factors of our 2024 Form 10-K includes a discussion of our risk factors. There have been no material changes in the three months ended June 30, 2025 from the risk factors included in our 2024 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Item 5(a)

None.

Item 5(b)

None.

Item 5(c)

During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Citizens, Inc. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.” Additionally, Citizens did not adopt or terminate any Rule 10b5-1 trading arrangement during the three months ended June 30, 2025.

June 30, 2025 | 10-Q 60

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

June 30, 2025 | 10-Q 61

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Jon Stenberg
Jon Stenberg
President & Chief Executive Officer

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin
Chief Financial Officer, Chief Investment Officer & Treasurer

Date:	August 7, 2025

June 30, 2025 | 10-Q 62