Form 10-Q
period 2025-09-30
CITIZENS, INC.
filed 2025-11-06
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 31, 2025, the Registrant had 50,296,848 shares of Class A common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

September 30, 2025 | 10-Q 1

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets

(In thousands)	September 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $1,409,626 and $1,401,301 in 2025 and 2024, respectively)	$1,270,045	1,220,961
Equity securities, at fair value	1,371	5,447
Policy loans	68,717	71,216
Other long-term investments (portion measured at fair value $85,455 and $93,337 in 2025 and 2024, respectively)	85,738	93,604
Total investments	1,425,871	1,391,228
Cash and cash equivalents (restricted portion: $1,554 in both 2025 and 2024)	23,123	29,271
Accrued investment income	17,285	17,546
Receivable for securities	12,946	—
Reinsurance recoverable	10,385	6,941
Deferred policy acquisition costs	214,123	199,635
Cost of insurance acquired	9,141	9,446
Current federal income tax receivable	532	148
Property and equipment, net	9,584	10,574
Due premiums	9,937	11,721
Other assets (less allowance for losses of $725 and $516 in 2025 and 2024, respectively)	9,438	8,815
Total assets	$1,742,365	1,685,325

See accompanying Notes to Consolidated Financial Statements.

September 30, 2025 | 10-Q 2

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets, Continued

(In thousands, except share amounts)	September 30, 2025	December 31, 2024
	(Unaudited)
Liabilities and Stockholders' Equity:
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,192,390	1,172,034
Accident and health insurance	1,241	1,071
Total future policy benefit reserves	1,193,631	1,173,105
Policyholders' funds:
Annuities	168,396	149,977
Dividend accumulations	50,145	47,768
Premiums paid in advance	30,628	31,182
Policy claims payable	8,806	8,822
Other policyholders' funds	7,943	7,271
Total policyholders' funds	265,918	245,020
Total policy liabilities	1,459,549	1,418,125
Commissions payable	4,343	4,546
Deferred federal income tax liability	5,224	3,442
Payable for securities	454	—
Other liabilities	47,191	48,857
Total liabilities	1,516,761	1,474,970
Commitments and contingencies (Notes 7 and 8)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 54,615,810 and 54,235,165 shares issued and outstanding in 2025 and 2024, respectively, including shares in treasury of 4,327,810 in 2025 and 2024	271,246	269,799
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2025 and 2024, including shares in treasury of 1,001,714 in 2025 and 2024	3,184	3,184
Retained earnings	64,315	57,062
Accumulated other comprehensive income (loss)	(89,416)	(95,965)
Treasury stock, at cost	(23,725)	(23,725)
Total stockholders' equity	225,604	210,355
Total liabilities and stockholders' equity	$1,742,365	1,685,325

See accompanying Notes to Consolidated Financial Statements.

September 30, 2025 | 10-Q 3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Revenues:
Premiums:
Life insurance	$42,872	42,461	125,158	122,823
Accident and health insurance	431	452	1,330	1,324
Property insurance	—	(16)	—	(18)
Net investment income	19,117	17,377	53,663	52,404
Investment related gains (losses), net	(1,255)	827	(1,741)	1,537
Other income	1,643	630	5,136	3,457
Total revenues	62,808	61,731	183,546	181,527
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	44,276	36,478	124,594	104,121
Increase (decrease) in future policy benefit reserves	(6,760)	471	(14,960)	(130)
Policyholder liability remeasurement (gain) loss	(459)	1,157	720	2,836
Policyholders' dividends	1,377	1,320	3,987	3,748
Total insurance benefits paid or provided	38,434	39,426	114,341	110,575
Commissions	11,655	12,957	34,339	35,639
Other general expenses	13,291	12,095	39,443	40,072
Capitalization of deferred policy acquisition costs	(9,974)	(10,430)	(28,543)	(29,304)
Amortization of deferred policy acquisition costs	4,795	4,493	14,055	12,804
Amortization of cost of insurance acquired	128	153	305	477
Total benefits and expenses	58,329	58,694	173,940	170,263
Income (loss) before federal income tax	4,479	3,037	9,606	11,264
Federal income tax expense (benefit)	2,062	247	2,353	(27)
Net income (loss)	2,417	2,790	7,253	11,291

Per Share Amounts:
Basic earnings (loss) per share of Class A common stock	0.04	0.06	0.14	0.23
Diluted earnings (loss) per share of Class A common stock	0.04	0.05	0.14	0.22

Other Comprehensive Income (Loss):
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) arising during period	22,623	59,101	41,200	31,427
Reclassification adjustment for (gains) losses included in net income (loss)	(691)	(100)	(440)	547
Unrealized gains (losses) on fixed maturity securities, net	21,932	59,001	40,760	31,974
Change in current discount rate for liability for future policy benefits	(29,058)	(45,404)	(33,644)	(5,887)
Income tax expense (benefit) on other comprehensive income items	(1,365)	356	567	2,615
Other comprehensive income (loss)	(5,761)	13,241	6,549	23,472
Total comprehensive income (loss)	$(3,344)	16,031	13,802	34,763

See accompanying Notes to Consolidated Financial Statements.

September 30, 2025 | 10-Q 4

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
(In thousands)	Class A	Class B

Balance at December 31, 2024	$269,799	3,184	57,062	(95,965)	(23,725)	210,355
Comprehensive income (loss):
Net income (loss)	—	—	(1,623)	—	—	(1,623)
Other comprehensive income (loss)	—	—	—	8,891	—	8,891
Total comprehensive income (loss)	—	—	(1,623)	8,891	—	7,268
Stock-based compensation	516	—	—	—	—	516
Balance at March 31, 2025	270,315	3,184	55,439	(87,074)	(23,725)	218,139
Comprehensive income (loss):
Net income (loss)	—	—	6,459	—	—	6,459
Other comprehensive income (loss)	—	—	—	3,419	—	3,419
Total comprehensive income (loss)	—	—	6,459	3,419	—	9,878
Stock-based compensation	1,009	—	—	—	—	1,009
Balance at June 30, 2025	271,324	3,184	61,898	(83,655)	(23,725)	229,026
Comprehensive income (loss):
Net income (loss)	—	—	2,417	—	—	2,417
Other comprehensive income (loss)	—	—	—	(5,761)	—	(5,761)
Total comprehensive income (loss)	—	—	2,417	(5,761)	—	(3,344)
Stock-based compensation	(78)	—	—	—	—	(78)
Balance at September 30, 2025	$271,246	3,184	64,315	(89,416)	(23,725)	225,604

See accompanying Notes to Consolidated Financial Statements.

September 30, 2025 | 10-Q 5

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
(In thousands)	Class A	Class B

Balance at December 31, 2023	$268,675	3,184	42,150	(118,155)	(23,725)	172,129
Comprehensive income (loss):
Net income (loss)	—	—	4,542	—	—	4,542
Other comprehensive income (loss)	—	—	—	18,385	—	18,385
Total comprehensive income (loss)	—	—	4,542	18,385	—	22,927
Stock-based compensation	127	—	—	—	—	127
Balance at March 31, 2024	268,802	3,184	46,692	(99,770)	(23,725)	195,183
Comprehensive income (loss):
Net income (loss)	—	—	3,959	—	—	3,959
Other comprehensive income (loss)	—	—	—	(8,154)	—	(8,154)
Total comprehensive income (loss)	—	—	3,959	(8,154)	—	(4,195)
Stock-based compensation	481	—	—	—	—	481
Balance at June 30, 2024	269,283	3,184	50,651	(107,924)	(23,725)	191,469
Comprehensive income (loss):
Net income (loss)	—	—	2,790	—	—	2,790
Other comprehensive income (loss)	—	—	—	13,241	—	13,241
Total comprehensive income (loss)	—	—	2,790	13,241	—	16,031
Stock-based compensation	73	—	—	—	—	73
Balance at September 30, 2024	$269,356	3,184	53,441	(94,683)	(23,725)	207,573

See accompanying Notes to Consolidated Financial Statements.

September 30, 2025 | 10-Q 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended September 30, (In thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$7,253	11,291
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Investment related (gains) losses on sale of investments and other assets, net	1,741	(1,537)
Net deferred policy acquisition costs	(14,488)	(16,500)
Amortization of cost of insurance acquired	305	477
Depreciation	535	443
Amortization of premiums and discounts on investments	3,459	3,738
Stock-based compensation	1,727	1,052
Deferred federal income tax expense (benefit)	1,215	(1,350)
Change in:
Accrued investment income	261	278
Reinsurance recoverable	(3,444)	(3,287)
Due premiums	1,784	1,174
Future policy benefit reserves	(13,118)	1,842
Other policyholders' liabilities	24,494	19,002
Federal income tax receivable	(384)	1,041
Commissions payable and other liabilities	(1,093)	6,397
Other, net	(1,356)	(2,969)
Net cash provided by operating activities	8,891	21,092
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(101,344)	(49,345)
Sales of fixed maturity securities, available-for-sale	60,143	4,659
Maturities and calls of fixed maturity securities, available-for-sale	30,354	37,907
Purchases of equity securities	(120)	—
Sales of equity securities	4,482	—
Principal payments on mortgage loans	6	7
Change in policy loans	2,499	2,896
Sales of other long-term investments	1,603	2,226
Purchases of other long-term investments	(8,443)	(11,123)
Purchases of property and equipment	(343)	(561)
Net cash used in investing activities	(11,163)	(13,334)

See accompanying Notes to Consolidated Financial Statements.

September 30, 2025 | 10-Q 7

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(Unaudited)

Nine Months Ended September 30, (In thousands)	2025	2024
Cash flows from financing activities:
Annuity deposits	$6,939	5,181
Annuity withdrawals	(10,535)	(7,183)
Other share repurchases	(280)	(371)
Net cash used in financing activities	(3,876)	(2,373)
Net increase (decrease) in cash and cash equivalents	(6,148)	5,385
Cash and cash equivalents at beginning of year	29,271	26,997
Cash and cash equivalents at end of period	$23,123	32,382

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2025, various fixed maturity issuers exchanged securities with book values of $7.9 million for securities of equal value and $3.7 million during the nine months ended September 30, 2024.

The Company had $12.5 million net unsettled security trades at September 30, 2025 and none at September 30, 2024.

The Company recognized right-of-use assets of $0.2 million in exchange for new operating lease liabilities during the nine months ended September 30, 2025 and none during the nine months ended September 30, 2024.

See accompanying Notes to Consolidated Financial Statements.

September 30, 2025 | 10-Q 8

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

The consolidated balance sheet as of September 30, 2025, the consolidated statements of operations and comprehensive income (loss) and stockholders' equity for the three and nine months ended September 30, 2025 and September 30, 2024 and the consolidated statements of cash flows for the nine months ended September 30, 2025 and September 30, 2024 have been prepared by the Company without audit and are not subject to audit. In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2025 and for comparative periods have been made. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 ("Form 10-K").  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

September 30, 2025 | 10-Q 9

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

(2) ACCOUNTING PRONOUNCEMENTS

ACCOUNTING STANDARDS NOT YET ADOPTED

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which is intended to enhance expense disclosures by requiring additional disaggregation of certain costs and expenses, on an interim and annual basis, within the footnotes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. While this ASU will impact only our disclosures and not our financial condition and results of operations, we are currently evaluating the impact of adopting this pronouncement on the notes to the consolidated financial statements.

No other new accounting pronouncements issued or effective during the year had, or is expected to have, a material impact on our consolidated financial statements.

(3) INVESTMENTS

The Company invests primarily in fixed maturity securities as shown below.

Carrying Value (In thousands, except for %)	September 30, 2025		December 31, 2024
	Amount	%	Amount	%

Cash and invested assets:
Fixed maturity securities	$1,270,045	87.7%	1,220,961	86.0%
Equity securities	1,371	0.1	5,447	0.4
Policy loans	68,717	4.7	71,216	5.0
Other long-term investments	85,738	5.9	93,604	6.6
Cash and cash equivalents	23,123	1.6	29,271	2.0
Total cash and invested assets	$1,448,994	100.0%	1,420,499	100.0%

September 30, 2025 | 10-Q 10

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities as of the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025
(In thousands)

Fixed maturity securities:
U.S. Treasury securities	$5,704	77	92	5,689
U.S. Government-sponsored enterprises	1,272	93	—	1,365
States and political subdivisions	293,634	1,904	27,754	267,784
Corporate:
Financial	296,501	4,126	25,975	274,652
Consumer	247,721	1,132	38,409	210,444
Utilities	131,878	822	19,377	113,323
Energy	83,805	303	7,430	76,678
Communications	63,311	296	7,460	56,147
All other	130,248	1,369	15,214	116,403
Commercial mortgage-backed	308	4	2	310
Residential mortgage-backed	105,767	13	8,373	97,407
Asset-backed	49,477	899	533	49,843
Total fixed maturity securities	$1,409,626	11,038	150,619	1,270,045

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
(In thousands)

Fixed maturity securities:
U.S. Treasury securities	$5,939	85	115	5,909
U.S. Government-sponsored enterprises	3,152	152	—	3,304
States and political subdivisions	300,757	1,087	33,542	268,302
Corporate:
Financial	272,925	1,593	33,285	241,233
Consumer	263,242	899	45,955	218,186
Utilities	126,361	220	22,770	103,811
Energy	79,247	40	9,959	69,328
Communications	70,896	111	9,910	61,097
All other	117,387	315	16,368	101,334
Commercial mortgage-backed	315	1	5	311
Residential mortgage-backed	106,661	7	13,026	93,642
Asset-backed	54,419	891	806	54,504
Total fixed maturity securities	$1,401,301	5,401	185,741	1,220,961

September 30, 2025 | 10-Q 11

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's investments in equity securities are shown below.

Fair Value (In thousands)	September 30, 2025	December 31, 2024

Equity securities:
Bond mutual funds	$222	739
Common stocks	1,142	810
Non-redeemable preferred stock	7	7
Non-redeemable preferred stock fund	—	3,891
Total equity securities	$1,371	5,447

VALUATION OF INVESTMENTS

Available-for-sale ("AFS") fixed maturity securities are reported in the consolidated financial statements at fair value. Equity securities are measured at fair value with the change in fair value recorded through net income (loss). The Company recognized net investment related gains of $0.3 million for both the three and nine months ended September 30, 2025, compared to gains of $0.4 million for both the three and nine months ended September 30, 2024, respectively, on equity securities held.

The Company considers several factors in its review and evaluation of individual investments, using the process described in Part IV, Item 15, Note 2. Investments in the notes to the consolidated financial statements of our Form 10-K to determine whether a credit valuation loss exists. For the three and nine months ended September 30, 2025 and 2024, the Company recorded no credit valuation losses on fixed maturity securities.

For fixed maturity security investments that have unrealized losses as of September 30, 2025 and December 31, 2024, the gross unrealized losses and related fair values that have been in a continuous unrealized loss position by timeframe are as follows.

September 30, 2025	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
U.S. Treasury securities	$470	2	2	828	90	6	1,298	92	8
States and political subdivisions	21,630	382	25	149,134	27,372	181	170,764	27,754	206
Corporate:
Financial	17,197	231	33	147,423	25,744	178	164,620	25,975	211
Consumer	25,206	709	31	159,917	37,700	218	185,123	38,409	249
Utilities	12,308	178	34	79,033	19,199	140	91,341	19,377	174
Energy	13,304	160	29	45,449	7,270	53	58,753	7,430	82
Communications	6,269	49	10	41,961	7,411	50	48,230	7,460	60
All Other	7,481	207	17	73,067	15,007	95	80,548	15,214	112
Commercial mortgage-backed	—	—	—	85	2	1	85	2	1
Residential mortgage-backed	1,574	2	7	94,084	8,371	79	95,658	8,373	86
Asset-backed	4,728	175	7	9,768	358	11	14,496	533	18
Total fixed maturity securities	$110,167	2,095	195	800,749	148,524	1,012	910,916	150,619	1,207

September 30, 2025 | 10-Q 12

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2024	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
U.S. Treasury securities	$835	51	3	435	64	5	1,270	115	8
States and political subdivisions	42,583	1,484	63	147,534	32,058	177	190,117	33,542	240
Corporate:
Financial	29,258	756	53	154,448	32,529	192	183,706	33,285	245
Consumer	37,231	2,053	57	161,795	43,902	216	199,026	45,955	273
Utilities	16,750	687	47	79,488	22,083	142	96,238	22,770	189
Energy	11,654	438	29	52,537	9,521	65	64,191	9,959	94
Communications	9,973	250	11	48,462	9,660	60	58,435	9,910	71
All Other	25,208	1,237	38	68,756	15,131	87	93,964	16,368	125
Commercial mortgage-backed	100	—	1	89	5	1	189	5	2
Residential mortgage-backed	160	2	11	93,231	13,024	84	93,391	13,026	95
Asset-backed	10,330	243	14	14,741	563	16	25,071	806	30
Total fixed maturity securities	$184,082	7,201	327	821,516	178,540	1,045	1,005,598	185,741	1,372

In each category of our fixed maturity securities described above, we do not intend to sell our investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. As of September 30, 2025 and December 31, 2024, 99.0% and 99.2% of the fair value of our fixed maturity securities portfolio, respectively, were rated investment grade. While the losses are currently unrealized, we continue to monitor all fixed maturity securities on an on-going basis as future information may become available which could result in an allowance being recorded.

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

The amortized cost and fair value of fixed maturity securities at September 30, 2025 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

September 30, 2025	Amortized Cost	Fair Value
(In thousands)
Fixed maturity securities:
Due in one year or less	$31,925	31,911
Due after one year through five years	117,290	117,944
Due after five years through ten years	281,140	281,669
Due after ten years	979,271	838,521
Total fixed maturity securities	$1,409,626	1,270,045

September 30, 2025 | 10-Q 13

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Fixed maturity securities, available-for-sale:
Proceeds	$45,574	—	60,143	4,659
Gross realized gains	$868	—	960	91
Gross realized losses	$75	—	517	196

During the second quarter of 2025, the Company accepted a tender offer by Discovery Communications, Inc. after considering the outlook of the issuer. As a result, the Company recognized a realized loss of $0.4 million, which is recorded a net realized investment loss for the period.

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

Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker prices utilizing significant inputs not based on or corroborated by readily available market information. There were no securities in this category as of or during the periods ended September 30, 2025 and December 31, 2024.

September 30, 2025 | 10-Q 14

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets measured at fair value on a recurring basis as of the dates indicated.

September 30, 2025	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial assets:
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$5,689	1,365	—	7,054
States and political subdivisions	—	267,784	—	267,784
Corporate	43	847,604	—	847,647
Commercial mortgage-backed	—	310	—	310
Residential mortgage-backed	—	97,407	—	97,407
Asset-backed	—	49,843	—	49,843
Total fixed maturity securities	5,732	1,264,313	—	1,270,045

Equity securities:
Bond mutual funds	222	—	—	222
Common stocks	1,142	—	—	1,142
Non-redeemable preferred stock	7	—	—	7
Total equity securities	1,371	—	—	1,371
Other long-term investments (1)	—	—	—	85,455
Total financial assets	$7,103	1,264,313	—	1,356,871
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

September 30, 2025 | 10-Q 15

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

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At September 30, 2025, fixed maturity securities, valued using a third-party pricing source, totaled $1.3 billion for Level 2 assets and comprised 93.2% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets at September 30, 2025.  As of September 30, 2025, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Structured note. At September 30, 2025, the Company held an investment in a structured note, which includes components classified as fixed maturity securities and other long-term investments on the consolidated balance sheets. The partner interest is included in other long-term investments and is valued at net asset value ("NAV") as a practical expedient, which approximates fair value. As of September 30, 2025, we are committed to fund this investment up to $14.6 million over the next 10 years.

Limited partnerships. The Company considers the NAV to represent the value of the investment fund and is measured by the total value of assets minus the total value of liabilities. The following table includes information

September 30, 2025 | 10-Q 16

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
related to our investments in limited partnerships that calculate NAV per share. For these investments, which are measured at fair value on a recurring basis, we use the NAV per share to measure fair value. The Company recognized net investment related losses of $3.7 million and $2.3 million for the three and nine months ended September 30, 2025, and gains of $0.5 million and $1.8 million on limited partnership investments held for the three and nine months ended September 30, 2024. These investments are included in other long-term investments on the consolidated balance sheets.

		September 30, 2025			December 31, 2024
(In thousands, except for years)		Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)	Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)
	Description
Limited partnerships:
Middle market	Investments in privately-originated, performing senior secured debt primarily in North America-based companies	$34,813	—	0	$35,369	1,660	3
Global equity fund	Investments in common stocks of U.S., international developed and emerging markets with a focus on long-term capital growth	—	—	0	11,568	—	0
Late-stage growth	Investments in private late-stage, established companies seeking capital to accelerate growth prior to an IPO or sale	35,787	2,154	3 to 5	27,825	8,134	3 to 5
Infrastructure	Investments in environmental infrastructure and related technology, focusing on renewable power generation and distribution	13,817	3,925	8 to 10	18,575	5,637	9 to 10
Total limited partnerships		$84,417	6,079		$93,337	15,431

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated financial statements not otherwise disclosed for the periods indicated were as follows:

	September 30, 2025		December 31, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Policy loans	$68,717	68,717	71,216	71,216
Residential mortgage loan	27	26	33	34
Cash and cash equivalents	23,123	23,123	29,271	29,271
Financial liabilities:
Annuity - investment contracts	67,714	64,420	68,888	63,629

September 30, 2025 | 10-Q 17

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at both September 30, 2025 and December 31, 2024 and no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets. Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable. Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

Residential mortgage loan. This mortgage loan is secured by a residential property. The interest rate for this loan was 7.0% at both September 30, 2025 and December 31, 2024. At September 30, 2025, the remaining loan matures in three years.  Management estimated the fair value using an annual interest rate of 6.25% at both September 30, 2025 and December 31, 2024. Our mortgage loan is considered a Level 3 asset in the fair value hierarchy and is included in other long-term investments on the consolidated balance sheets.

Cash and cash equivalents. The fair value of cash and cash equivalents approximates carrying value and these assets are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contracts, which are considered Level 3 liabilities, was estimated at September 30, 2025 and December 31, 2024 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 3.42% to 4.86% and 3.96% to 4.96%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Other long-term investments. Financial instruments included in other long-term investments are classified in various levels of the fair value hierarchy. The following table summarizes the carrying amounts of these investments.

Carrying Value (In thousands)	September 30, 2025	December 31, 2024
Other long-term investments:
Limited partnerships	$84,417	93,337
Structured note	1,038	—
FHLB common stock	219	212
All other investments	64	55
Total other long-term investments	$85,738	93,604

We are a member of the Federal Home Loan Bank ("FHLB") of Dallas and such membership requires members to own stock in the FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value.

(5) DEFERRED POLICY ACQUISITION COSTS AND COST OF INSURANCE ACQUIRED

DAC

The following tables roll forward the DAC and COIA balances for the nine months ended September 30, 2025 and 2024 by reporting cohort. Our reporting cohorts are Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy, and Permanent Limited Pay, which summarizes insurance policies

September 30, 2025 | 10-Q 18

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

Nine Months Ended September 30, 2025 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$124,725	16,388	547	141,660
Capitalizations	22,135	2,207	202	24,544
Amortization expense	(10,804)	(852)	(206)	(11,862)
Balance, end of period	136,056	17,743	543	154,342

Home Service Insurance:
Balance, beginning of year	45,656	11,151	1,168	57,975
Capitalizations	3,189	650	160	3,999
Amortization expense	(1,725)	(320)	(148)	(2,193)
Balance, end of period	47,120	11,481	1,180	59,781

Consolidated:
Balance, beginning of year	170,381	27,539	1,715	199,635
Capitalizations	25,324	2,857	362	28,543
Amortization expense	(12,529)	(1,172)	(354)	(14,055)
Balance, end of period	$183,176	29,224	1,723	214,123

Nine Months Ended September 30, 2024 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$105,552	14,075	1,213	120,840
Capitalizations	21,792	2,220	250	24,262
Amortization expense	(9,763)	(740)	(278)	(10,781)
Balance, end of period	117,581	15,555	1,185	134,321

Home Service Insurance:
Balance, beginning of year	43,280	10,564	1,084	54,928
Capitalizations	3,973	892	177	5,042
Amortization expense	(1,698)	(323)	(2)	(2,023)
Balance, end of period	45,555	11,133	1,259	57,947

Consolidated:
Balance, beginning of year	148,832	24,639	2,297	175,768
Capitalizations	25,765	3,112	427	29,304
Amortization expense	(11,461)	(1,063)	(280)	(12,804)
Balance, end of period	$163,136	26,688	2,444	192,268

September 30, 2025 | 10-Q 19

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DAC capitalization decreased for the nine months ended September 30, 2025, compared to the same prior year period mainly from increased ceding commissions and expenses due to a full nine months of reinsurance with RGA in 2025 offset by higher first year sales.

COIA

Nine Months Ended September 30, 2025 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$599	648	—	1,247
Amortization expense	(30)	(30)	—	(60)
Balance, end of period	569	618	—	1,187

Home Service Insurance:
Balance, beginning of year	6,825	161	1,213	8,199
Amortization expense	(264)	(5)	24	(245)
Balance, end of period	6,561	156	1,237	7,954

Consolidated:
Balance, beginning of year	7,424	809	1,213	9,446
Amortization expense	(294)	(35)	24	(305)
Balance, end of period	$7,130	774	1,237	9,141

Nine Months Ended September 30, 2024 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Life Insurance:
Balance, beginning of year	$249	695	406	1,350
Amortization expense	(12)	(36)	(33)	(81)
Balance, end of period	237	659	373	1,269

Home Service Insurance:
Balance, beginning of year	7,194	168	1,331	8,693
Amortization expense	(279)	(5)	(112)	(396)
Balance, end of period	6,915	163	1,219	8,297

Consolidated:
Balance, beginning of year	7,443	863	1,737	10,043
Amortization expense	(291)	(41)	(145)	(477)
Balance, end of period	$7,152	822	1,592	9,566

(6) POLICYHOLDERS’ LIABILITIES

LIABILITY FOR FUTURE POLICY BENEFITS

The following tables summarize balances of and changes in the liability for future policy benefits for our reporting cohorts: Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy,

September 30, 2025 | 10-Q 20

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

September 30, 2025 (In thousands)	Life Insurance			Home Service Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums:
Balance, beginning of year	$299,918	14,962	314,880	94,458	13,878	108,336
Beginning balance at original discount rate	310,919	15,180	326,099	101,026	14,732	115,758
Effect of changes in cash flow assumptions	(5,915)	4,119	(1,796)	831	(82)	749
Effect of actual variances from expected experience	(25,621)	867	(24,754)	(4,508)	(2,568)	(7,076)
Adjusted beginning of year balance	279,383	20,166	299,549	97,349	12,082	109,431
Issuances	85,513	2,971	88,484	10,668	1,626	12,294
Interest accrual	9,912	491	10,403	3,176	394	3,570
Net premiums collected	(41,992)	(4,144)	(46,136)	(9,054)	444	(8,610)
Derecognition and other	(6,592)	250	(6,342)	191	32	223
Ending balance at original discount rate	326,224	19,734	345,958	102,330	14,578	116,908
Effect of changes in discount rates	(413)	90	(323)	(3,354)	(336)	(3,690)
Balance, end of period	$325,811	19,824	345,635	98,976	14,242	113,218

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$996,556	187,066	1,183,622	198,809	111,639	310,448
Beginning balance at original discount rate	1,051,493	201,797	1,253,290	218,555	123,016	341,571
Effect of changes in cash flow assumptions	(7,051)	5,992	(1,059)	(624)	(306)	(930)
Effect of actual variances from expected experience	(24,376)	2,340	(22,036)	(4,499)	(889)	(5,388)
Adjusted beginning of year balance	1,020,066	210,129	1,230,195	213,432	121,821	335,253
Issuances	85,929	3,215	89,144	10,664	1,619	12,283
Interest accrual	34,698	6,182	40,880	7,284	4,317	11,601
Benefit payments	(86,637)	(16,113)	(102,750)	(11,706)	(4,382)	(16,088)
Derecognition and other	(7,141)	11	(7,130)	172	27	199
Ending balance at original discount rate	1,046,915	203,424	1,250,339	219,846	123,402	343,248
Effect of changes in discount rates	(19,237)	(10,085)	(29,322)	(13,648)	(8,858)	(22,506)
Balance, end of period	$1,027,678	193,339	1,221,017	206,198	114,544	320,742

Net liability for future policy benefits	$701,867	173,515	875,382	107,222	100,302	207,524
Plus: Flooring impact	(2)	—	(2)	—	—	—
Less: Reinsurance recoverable	5,786	—	5,786	—	—	—
Net liability for future policy benefits, after reinsurance recoverable	$696,079	173,515	869,594	107,222	100,302	207,524

September 30, 2025 | 10-Q 21

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2024 (In thousands)	Life Insurance			Home Service Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums:
Balance, beginning of year	$244,917	13,260	258,177	98,831	14,926	113,757
Beginning balance at original discount rate	252,426	13,533	265,959	102,045	15,512	117,557
Effect of changes in cash flow assumptions	17,731	274	18,005	(462)	21	(441)
Effect of actual variances from expected experience	(12,203)	973	(11,230)	(5,784)	(3,526)	(9,310)
Adjusted beginning of year balance	257,954	14,780	272,734	95,799	12,007	107,806
Issuances	74,426	2,249	76,675	11,412	1,853	13,265
Interest accrual	8,342	380	8,722	3,193	394	3,587
Net premiums collected	(36,066)	(2,420)	(38,486)	(9,116)	892	(8,224)
Derecognition and other	(5,530)	92	(5,438)	317	57	374
Ending balance at original discount rate	299,126	15,081	314,207	101,605	15,203	116,808
Effect of changes in discount rates	(1,303)	(43)	(1,346)	(2,042)	(325)	(2,367)
Balance, end of period	$297,823	15,038	312,861	99,563	14,878	114,441

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$973,350	195,122	1,168,472	211,946	122,784	334,730
Beginning balance at original discount rate	995,962	202,755	1,198,717	217,524	123,941	341,465
Effect of changes in cash flow assumptions	18,320	734	19,054	(502)	(1,078)	(1,580)
Effect of actual variances from expected experience	(9,656)	2,916	(6,740)	(5,880)	(1,692)	(7,572)
Adjusted beginning of year balance	1,004,626	206,405	1,211,031	211,142	121,171	332,313
Issuances	75,132	2,352	77,484	11,407	1,858	13,265
Interest accrual	33,624	6,185	39,809	7,233	4,305	11,538
Benefit payments	(67,441)	(13,281)	(80,722)	(11,399)	(4,286)	(15,685)
Derecognition and other	(6,642)	16	(6,626)	301	51	352
Ending balance at original discount rate	1,039,299	201,677	1,240,976	218,684	123,099	341,783
Effect of changes in discount rates	(8,395)	(6,067)	(14,462)	(5,797)	(2,493)	(8,290)
Balance, end of period	$1,030,904	195,610	1,226,514	212,887	120,606	333,493

Net liability for future policy benefits	$733,081	180,572	913,653	113,324	105,728	219,052
Less: Reinsurance recoverable	1,308	—	1,308	—	—	—
Net liability for future policy benefits, after reinsurance recoverable	$731,773	180,572	912,345	113,324	105,728	219,052

September 30, 2025 | 10-Q 22

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles the net liability for future policy benefits shown above to the liability for future policy benefits reported in the consolidated balance sheets.

	September 30, 2025			September 30, 2024
(In thousands)	Life Insurance	Home Service Insurance	Consolidated	Life Insurance	Home Service Insurance	Consolidated
Life Insurance:
Permanent	$696,079	107,222	803,301	731,773	113,324	845,097
Permanent limited pay	173,515	100,302	273,817	180,572	105,728	286,300
Deferred profit liability	33,226	30,849	64,075	29,572	29,158	58,730
Other	36,780	14,417	51,197	32,426	14,320	46,746
Total life insurance	939,600	252,790	1,192,390	974,343	262,530	1,236,873
Accident & Health Insurance:
Other	712	529	1,241	586	412	998
Total future policy benefit reserves	$940,312	253,319	1,193,631	974,929	262,942	1,237,871

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefit payments for long-term duration contracts.

	September 30, 2025		September 30, 2024
(In thousands)	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Undiscounted:
Permanent:
Expected future gross premiums	$841,337	440,922	731,580	448,837
Expected future benefit payments	1,650,874	495,085	1,586,017	487,851
Permanent Limited Pay:
Expected future gross premiums	50,368	75,656	46,270	76,032
Expected future benefit payments	337,949	323,121	322,188	320,318

Discounted:
Permanent:
Expected future gross premiums	$630,663	262,157	564,242	272,938
Expected future benefit payments	1,027,678	206,198	1,030,904	212,887
Permanent Limited Pay:
Expected future gross premiums	45,453	49,168	41,999	51,752
Expected future benefit payments	193,339	114,544	195,610	120,606

September 30, 2025 | 10-Q 23

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the amount of revenue and interest related to long-term duration contracts recognized in the consolidated statement of operations and comprehensive income (loss).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(In thousands)	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
Life Insurance Segment:
Life Insurance:
Permanent	$29,882	8,149	27,930	8,391	84,864	24,786	76,047	25,282
Permanent Limited Pay	4,184	2,244	3,395	2,269	12,806	6,673	11,067	6,739
Other	1,826	—	2,508	—	5,124	—	7,550	—
Less:
Reinsurance	3,280	—	1,828	—	8,764	—	3,559	—
Total, net of reinsurance	32,612	10,393	32,005	10,660	94,030	31,459	91,105	32,021
Accident & Health Insurance:
Other	174	—	197	—	554	—	565	—
Less:
Reinsurance	1	—	1	—	2	—	3	—
Total, net of reinsurance	173	—	196	—	552	—	562	—
Total	$32,785	10,393	32,201	10,660	94,582	31,459	91,667	32,021

Home Service Insurance Segment:
Life Insurance:
Permanent	$8,035	1,371	8,257	1,349	24,184	4,108	24,723	4,040
Permanent Limited Pay	1,881	1,672	1,837	1,636	5,774	4,994	5,905	4,894
Other	351	—	367	—	1,258	—	1,114	—
Less:
Reinsurance	7	—	5	—	88	—	24	—
Total, net of reinsurance	10,260	3,043	10,456	2,985	31,128	9,102	31,718	8,934
Accident & Health Insurance:
Other	258	—	256	—	778	—	762	—
Total	$10,518	3,043	10,712	2,985	31,906	9,102	32,480	8,934

September 30, 2025 | 10-Q 24

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides the weighted-average durations of the liability for future policy benefits.

	September 30, 2025		September 30, 2024
(In years)	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Permanent:
Duration at original discount rate	8.8	15.3	8.6	16.0
Duration at current discount rate	8.8	14.3	8.6	15.6

Permanent Limited Pay:
Duration at original discount rate	8.6	13.8	8.1	14.7
Duration at current discount rate	8.0	13.1	7.8	14.7

The following table provides the weighted-average interest rates for the liability for future policy benefits.

	September 30, 2025		September 30, 2024
	Life Insurance	Home Service Insurance	Life Insurance	Home Service Insurance
Permanent:
Interest rate at original discount rate	4.85%	4.83%	4.87%	4.96%
Interest rate at current discount rate	4.81%	5.35%	4.61%	5.03%

Permanent Limited Pay:
Interest rate at original discount rate	4.28%	4.88%	4.28%	5.03%
Interest rate at current discount rate	4.88%	5.32%	4.63%	5.02%

LIABILITY FOR POLICYHOLDERS’ ACCOUNT BALANCES

The following table presents the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of the difference, in basis points, between rates being credited and the respective guaranteed minimums.

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
September 30, 2025 (In thousands)
Range of Guaranteed Minimum Crediting Rates:
0.00% - 1.49%	$870	—	—	33,360	34,230
1.50% - 2.99%	3,916	179	6	35,308	39,409
3.00% - 4.49%	113,376	385	26,965	—	140,726
Greater or equal to 4.50%	31,254	—	—	—	31,254
Total	$149,416	564	26,971	68,668	245,619

September 30, 2025 | 10-Q 25

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
September 30, 2024 (In thousands)
Range of Guaranteed Minimum Crediting Rates:
0.00% - 1.49%	$816	—	726	34,772	36,314
1.50% - 2.99%	8,840	176	37	27,092	36,145
3.00% - 4.49%	101,646	346	16,039	—	118,031
Greater or equal to 4.50%	31,519	—	—	—	31,519
Total	$142,821	522	16,802	61,864	222,009

The following tables summarize balances of and changes in policyholders' account balances.

September 30, 2025 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$60,414	88,080	47,768	29,897
Issuances	26,548	3,312	590	3,581
Premiums received	186	3,475	4,300	580
Interest credited	2,060	2,251	1,473	625
Other	3	—	—	—
Less:
Surrenders and withdrawals	—	10,149	3,986	6,125
Benefit payments	9,264	—	—	—
Balance, end of period	$79,947	86,969	50,145	28,558
Weighted-average crediting rates	4.09%	3.97%	3.87%	3.23%
Cash surrender value	$79,947	86,969	50,145	28,558

September 30, 2024 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$44,569	87,134	44,960	31,039
Issuances	17,642	2,132	598	4,211
Premiums received	126	3,015	4,173	500
Interest credited	1,496	2,043	1,377	1,348
Less:
Surrenders and withdrawals	—	6,997	4,056	6,498
Benefit payments	6,803	—	—	—
Balance, end of period	$57,030	87,327	47,052	30,600
Weighted-average crediting rates	4.00%	3.67%	3.53%	2.99%
Cash surrender value	$57,030	87,327	47,052	30,600

September 30, 2025 | 10-Q 26

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles policyholders' account balances shown above to the policyholders' account balance liability in the consolidated balance sheets.

As of September 30, (In thousands)	2025	2024
Annuities:
Supplemental contracts without life contingencies	$79,947	57,030
Fixed annuity	86,969	87,327
Unearned revenue reserve	1,480	1,481
Total annuities	$168,396	145,838

Premiums paid in advance:
Premiums paid in advance	$28,558	30,600
Other	2,070	1,820
Total premiums paid in advance	$30,628	32,420

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

A summary of life insurance in force, along with assumed and ceded reinsurance activity, is summarized below as of the periods indicated.

(In thousands)	September 30, 2025	December 31, 2024
Life insurance in force:
Direct life insurance in force	$5,379,220	5,227,506
Aggregate assumed life insurance in force	3,427	3,427
Aggregate ceded life insurance in force	(814,607)	(821,215)
Net life insurance in force	$4,568,040	4,409,718

September 30, 2025 | 10-Q 27

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's reinsurance recoverable on ceded reinsurance was $10.4 million and $6.9 million as of September 30, 2025 and December 31, 2024, respectively.  Premiums, claims and surrenders assumed and ceded, and expenses ceded for all lines of business are summarized for the periods indicated below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Premiums from short duration contracts:
Direct	$432	449	1,332	1,376
Ceded	(1)	(14)	(2)	(16)
Net premiums earned	431	435	1,330	1,360
Premiums from long duration contracts:
Direct	46,162	44,295	134,013	126,351
Assumed	13	15	38	48
Ceded	(3,303)	(1,848)	(8,893)	(3,630)
Net premiums earned	42,872	42,462	125,158	122,769
Total premiums earned	$43,303	42,897	126,488	124,129
Claims and surrenders assumed	$22	22	73	97
Claims and surrenders ceded	$(571)	(1,395)	(1,523)	(2,876)
Commissions assumed and ceded	$(2,887)	(2,016)	(9,293)	(2,957)
Other general expenses ceded	$(699)	(341)	(1,982)	(497)

(8) COMMITMENTS AND CONTINGENCIES

LITIGATION AND REGULATORY ACTIONS

From time to time, we are subject to legal and regulatory actions relating to our business. We may incur defense costs, including attorneys' fees, and other direct litigation costs associated with defending claims. If we suffer an adverse judgment as a result of litigation claims, it could have a material adverse effect on our business, results of operations and financial condition. Part I. Item 3. Legal Proceedings and Part IV. Item 1. Note 8. Commitments and Contingencies of our 2024 consolidated financial statements and notes thereto included in the Form 10-K includes a discussion of our legal proceedings. There have been no material developments in the nine months ended September 30, 2025 from the legal proceedings described in our 2024 consolidated financial statements and notes thereto included in the Form 10-K.

CONTRACTUAL OBLIGATIONS

As of September 30, 2025, CICA International is committed to fund investments up to $20.7 million related to limited partnership and structured note investments previously described.

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

September 30, 2025 | 10-Q 28

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the greatest of (a) Regions' prime rate, (b) the federal funds rate plus 0.50%, (c) the index rate plus 1.00% or (d) 0.75%. The Company is required to pay Regions an annual commitment fee of 0.375% of the unused portion of the Credit Facility in quarterly installments, which the Company expenses as it is incurred.

Obligations under the Credit Facility are secured by substantially all of the assets of the Company other than the equity interests in its subsidiaries, real estate owned by the Company, and other limited exceptions. The Credit Facility contains customary events of default and financial, affirmative and negative covenants including, but not limited to, restrictions on indebtedness, liens, investments, asset dispositions and restricted payments. As of September 30, 2025, the Company had not borrowed any funds against the Credit Facility and was not in violation of any covenants.

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

A summary of the change in the number of shares of Class A common stock and treasury stock issued is as follows:

	2025		2024
Nine Months Ended September 30, (In thousands)	Common Stock Class A	Treasury Stock	Common Stock Class A	Treasury Stock
Balance at beginning of year	54,235	5,330	53,883	5,330
Stock issued for compensation	381	—	340	—
Balance at end of period	54,616	5,330	54,223	5,330

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

Three Months Ended September 30,	2025	2024
(In thousands, except per share amounts)
Basic and diluted earnings per share:
Net income (loss)	$2,417	2,790

Weighted average shares of Class A outstanding - basic	50,265	49,837
Weighted average shares of Class A outstanding - diluted	51,570	50,669

Basic earnings per share of Class A common stock	$0.04	0.06
Diluted earnings per share of Class A common stock	0.04	0.05

September 30, 2025 | 10-Q 29

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine Months Ended September 30,	2025	2024
(In thousands, except per share amounts)
Basic and diluted earnings per share:
Net income (loss)	$7,253	11,291

Weighted average shares of Class A outstanding - basic	50,099	49,687
Weighted average shares of Class A outstanding - diluted	51,401	50,519

Basic earnings per share of Class A common stock	$0.14	0.23
Diluted earnings per share of Class A common stock	0.14	0.22

STATUTORY CAPITAL AND SURPLUS

Each of our domestic regulated insurance subsidiaries is required to meet stipulated regulatory capital requirements imposed by the U.S. National Association of Insurance Commissioners ("NAIC"). All domestic insurance subsidiaries exceeded the minimum capital requirements at September 30, 2025. On March 27, 2024, Citizens and the Colorado Division of Insurance entered into a capital maintenance agreement that specifies that Citizens will infuse capital as needed to ensure that CICA Domestic's RBC remains above 350%. As CICA Domestic's RBC exceeded 350% at September 30, 2025, no capital contribution was necessary.

CICA International is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards, but rather requires that an insurer submit a business plan for approval to the Office of the Commissioner of Insurance ("OIC") that includes proposed minimum capital and surplus. CICA International is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. At September 30, 2025, CICA International's capital exceeds both of the required minimum capital and related ratio.

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

September 30, 2025 | 10-Q 30

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
Three Months Ended September 30, 2025
(In thousands)

Revenues:
Premiums
Life insurance	$32,612	10,260	—	42,872
Accident and health insurance	173	258	—	431
Net investment income	15,342	3,581	194	19,117
Investment related gains (losses), net	(2,063)	799	9	(1,255)
Other income	1,518	—	125	1,643
Total revenues	47,582	14,898	328	62,808
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	38,603	5,673	—	44,276
Increase (decrease) in future policy benefit reserves	(8,360)	1,600	—	(6,760)
Policyholder liability remeasurement (gain) loss	1,405	(1,864)	—	(459)
Policyholders' dividends	1,372	5	—	1,377
Total insurance benefits paid or provided	33,020	5,414	—	38,434
Commissions	8,566	3,089	—	11,655
Other general expenses	7,050	3,879	2,362	13,291
Capitalization of deferred policy acquisition costs	(8,670)	(1,304)	—	(9,974)
Amortization of deferred policy acquisition costs	4,063	732	—	4,795
Amortization of cost of insurance acquired	18	110	—	128
Total benefits and expenses	44,047	11,920	2,362	58,329
Income (loss) before federal income tax	$3,535	2,978	(2,034)	4,479

September 30, 2025 | 10-Q 31

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Nine Months Ended September 30, 2025
(In thousands)

Revenues:
Premiums:
Life insurance	$94,030	31,128	—	125,158
Accident and health insurance	552	778	—	1,330
Net investment income	42,254	10,854	555	53,663
Investment related gains (losses), net	(2,185)	433	11	(1,741)
Other income	5,011	—	125	5,136
Total revenues	139,662	43,193	691	183,546
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	107,968	16,626	—	124,594
Increase (decrease) in future policy benefit reserves	(19,257)	4,297	—	(14,960)
Policyholder liability remeasurement (gain) loss	2,499	(1,779)	—	720
Policyholders' dividends	3,969	18	—	3,987
Total insurance benefits paid or provided	95,179	19,162	—	114,341
Commissions	24,913	9,426	—	34,339
Other general expenses	20,266	11,461	7,716	39,443
Capitalization of deferred policy acquisition costs	(24,544)	(3,999)	—	(28,543)
Amortization of deferred policy acquisition costs	11,862	2,193	—	14,055
Amortization of cost of insurance acquired	60	245	—	305
Total benefits and expenses	127,736	38,488	7,716	173,940
Income (loss) before federal income tax	$11,926	4,705	(7,025)	9,606

September 30, 2025 | 10-Q 32

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended September 30, 2024
(In thousands)

Revenues:
Premiums
Life insurance	$32,005	10,456	—	42,461
Accident and health insurance	196	256	—	452
Property insurance	—	(16)	—	(16)
Net investment income	13,578	3,552	247	17,377
Investment related gains (losses), net	936	(111)	2	827
Other income	630	—	—	630
Total revenues	47,345	14,137	249	61,731
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	30,083	6,395	—	36,478
Increase (decrease) in future policy benefit reserves	(1,497)	1,968	—	471
Policyholder liability remeasurement (gain) loss	1,681	(524)	—	1,157
Policyholders' dividends	1,314	6	—	1,320
Total insurance benefits paid or provided	31,581	7,845	—	39,426
Commissions	9,549	3,408	—	12,957
Other general expenses	6,791	3,756	1,548	12,095
Capitalization of deferred policy acquisition costs	(8,855)	(1,575)	—	(10,430)
Amortization of deferred policy acquisition costs	3,837	656	—	4,493
Amortization of cost of insurance acquired	26	127	—	153
Total benefits and expenses	42,929	14,217	1,548	58,694
Income (loss) before federal income tax	$4,416	(80)	(1,299)	3,037

September 30, 2025 | 10-Q 33

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
Nine Months Ended September 30, 2024
(In thousands)

Revenues:
Premiums:
Life insurance	$91,105	31,718	—	122,823
Accident and health insurance	562	762	—	1,324
Property insurance	—	(18)	—	(18)
Net investment income	41,076	10,618	710	52,404
Investment related gains (losses), net	1,743	(179)	(27)	1,537
Other income	3,354	20	83	3,457
Total revenues	137,840	42,921	766	181,527
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	86,616	17,505	—	104,121
Increase (decrease) in future policy benefit reserves	(4,959)	4,829	—	(130)
Policyholder liability remeasurement (gain) loss	3,360	(524)	—	2,836
Policyholders' dividends	3,731	17	—	3,748
Total insurance benefits paid or provided	88,748	21,827	—	110,575
Commissions	25,052	10,587	—	35,639
Other general expenses	19,752	11,176	9,144	40,072
Capitalization of deferred policy acquisition costs	(24,262)	(5,042)	—	(29,304)
Amortization of deferred policy acquisition costs	10,781	2,023	—	12,804
Amortization of cost of insurance acquired	81	396	—	477
Total benefits and expenses	120,152	40,967	9,144	170,263
Income (loss) before federal income tax	$17,688	1,954	(8,378)	11,264

The Company categorizes premiums in two categories - first year premiums are premiums received within the first 12 months of a policy's issuance and any premiums received thereafter are renewal premiums. A summary of the premiums for the Life Insurance segment is detailed below.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Life Insurance Segment:
Premiums:
Direct premiums:
First year	$8,294	7,541	24,005	18,621
Renewal	27,773	26,490	79,344	76,608
Total direct premiums	36,067	34,031	103,349	95,229
Reinsurance	(3,282)	(1,830)	(8,767)	(3,562)
Total premiums	$32,785	32,201	94,582	91,667

September 30, 2025 | 10-Q 34

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the Home Service Insurance segment life and A&H premium breakout is detailed below.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Home Service Insurance Segment:
Direct life and A&H premiums:
First year	$1,226	1,249	3,767	3,993
Renewal	9,299	9,468	28,227	28,511
Total direct life and A&H premiums	10,525	10,717	31,994	32,504
Reinsurance	(7)	(5)	(88)	(24)
Total life and A&H premiums	$10,518	10,712	31,906	32,480

The table below summarizes assets by segment.

As of September 30, (In thousands)	2025	2024
Assets:
Segments:
Life Insurance	$1,333,849	1,325,855
Home Service Insurance	372,916	372,362
Total Segments	1,706,765	1,698,217
Other Non-Insurance Enterprises	35,600	37,592
Total assets	$1,742,365	1,735,809
GEOGRAPHIC INFORMATION

The following table sets forth the Company's annual total of earned premiums by country of policyholder residence for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Area:
United States	$17,473	15,203	50,956	42,602
Colombia	7,088	6,512	20,103	18,538
Ecuador	3,527	3,421	10,093	9,610
Taiwan	3,031	3,520	10,084	11,679
Venezuela	3,258	3,828	9,930	10,806
Argentina	3,180	2,790	8,199	7,561
Other foreign countries	9,717	9,935	28,414	28,283
Reinsurance and change in premium accruals	(3,971)	(2,312)	(11,291)	(4,950)
Total premiums	$43,303	42,897	126,488	124,129

September 30, 2025 | 10-Q 35

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11) INCOME TAXES

The effective tax rate is the ratio of tax expense or tax benefit over pre-tax income. The tax benefit effective rates were 46.0% and 24.5% for the three and nine months ended September 30, 2025, compared to effective tax rate of 8.1% and (0.2)% for the same periods in 2024. CICA International is considered a controlled foreign corporation for federal income tax purposes. As a result, the insurance activity of CICA International is subject to Subpart F of the Internal Revenue Code and is included in Citizens’ taxable income. The Government of Puerto Rico approved a tax exemption decree for CICA International which freezes the income tax rate at 0% on taxable earnings up to $1.2 million and 4% on taxable earnings in excess of $1.2 million for a minimum of 15 years. The effective tax rate varies from the prevailing corporate federal income tax rate of 21% mainly due to the impact of Subpart F and the reduced Puerto Rico income tax rate.

At September 30, 2025 and 2024, we determined it was more likely than not that a portion of our capital deferred tax assets would not be realized in their entirety. The Company recorded valuation allowances of $4.2 million and $3.8 million at September 30, 2025 and 2024, respectively, in Accumulated Other Comprehensive Income (Loss).

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company had an immaterial impact to our income tax expense or effective tax rate for the enactment of OBBBA for the three and nine months ended September 30, 2025.

(12) OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% for domestic entities and 4% for Puerto Rican entities for the three and nine months ended

September 30, 2025 | 10-Q 36

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2025 and 2024. The following table provides a rollforward of accumulated other comprehensive income (loss) for the periods indicated below.

(In thousands)	Unrealized Gains and Losses on Available for Sale Securities	Discount Rate for Liability for Future Policy Benefits	Other Comprehensive Income (Loss)
Balance at December 31, 2024, net of tax	$(169,599)	73,634	(95,965)
Other comprehensive income (loss) before reclassification, before tax	18,334	(8,589)	9,745
Amounts reclassified from other comprehensive income (loss), before tax	83	—	83
Income tax benefit (expense)	(1,379)	442	(937)
Balance at March 31, 2025, net of tax	(152,561)	65,487	(87,074)
Other comprehensive income (loss) before reclassification, before tax	243	4,003	4,246
Amounts reclassified from other comprehensive income (loss), before tax	168	—	168
Income tax benefit (expense)	(213)	(782)	(995)
Balance at June 30, 2025, net of tax	(152,363)	68,708	(83,655)
Other comprehensive income (loss) before reclassification, before tax	22,623	(29,058)	(6,435)
Amounts reclassified from other comprehensive income (loss), before tax	(691)	—	(691)
Income tax benefit (expense)	(1,357)	2,722	1,365
Balance at September 30, 2025, net of tax	$(131,788)	42,372	(89,416)

Balance at December 31, 2023, net of tax	$(141,741)	23,586	(118,155)
Other comprehensive income (loss) before reclassification, before tax	(13,416)	33,995	20,579
Amounts reclassified from other comprehensive income (loss), before tax	448	—	448
Income tax benefit (expense)	1,104	(3,746)	(2,642)
Balance at March 31, 2024, net of tax	(153,605)	53,835	(99,770)
Other comprehensive income (loss) before reclassification, before tax	(14,258)	5,522	(8,736)
Amounts reclassified from other comprehensive income (loss), before tax	199	—	199
Income tax benefit (expense)	951	(568)	383
Balance at June 30, 2024, net of tax	(166,713)	58,789	(107,924)
Other comprehensive income (loss) before reclassification, before tax	59,101	(45,404)	13,697
Amounts reclassified from other comprehensive income (loss), before tax	(100)	—	(100)
Income tax benefit (expense)	(4,339)	3,983	(356)
Balance at September 30, 2024, net of tax	$(112,051)	17,368	(94,683)

September 30, 2025 | 10-Q 37

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(13) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as management service agreements related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. There were no changes related to these relationships during the nine months ended September 30, 2025.  See our Form 10-K for a comprehensive discussion of related party transactions.

(14) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued and determined that no other significant subsequent events need to be recognized or disclosed at this time.

September 30, 2025 | 10-Q 38

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

OBJECTIVE OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS

We refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “MD&A”. The objective of our MD&A is to provide investors with information in order to assess the material changes in our financial condition from December 31, 2024 to September 30, 2025 and the material changes in our results of operations for the three and nine months ended September 30, 2025 as compared to the same periods in 2024. We also discuss in the MD&A any trends that we believe may materially affect our future operations or financial condition.

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

September 30, 2025 | 10-Q 39

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

FINANCIAL HIGHLIGHTS

Summary

Q3: Net income before federal income tax in the three months ended September 30, 2025 increased to $4.5 million from $3.0 million in the three months ended September 30, 2024 due to a $1.1 million increase in total revenues and a $0.4 million decrease in total benefits and expenses. The primary factors that drove these changes were:
•$1.7 million increase in net investment income; and
•$1.0 million increase in other income related to issuance of supplemental contracts;
partially offset by:
•$2.1 million decline in investment related gains and losses primarily related to the BlackRock write-down.

YTD: Net income before federal income tax in the nine months ended September 30, 2025 decreased to $9.6 million from $11.3 million in the same period in 2024. The factors that drove this decrease were:
•$3.3 million decrease in investment related gains and losses primarily related to the BlackRock write-down; and
•$3.8 million increase in insurance benefits paid or provided due to increased matured endowments in our international business;
partially offset by:
•$2.4 million increase in total premium revenue; and
•$1.7 million increase in other income.

At September 30, 2025

•Total assets of $1.7 billion
•Total direct insurance in force of $5.4 billion
•Total investments of $1.4 billion; fixed maturity securities comprised 89% of total investments
•No debt
•Book value per share of Class A common stock of $4.49
•Adjusted book value per share of Class A common stock of $6.261
•Diluted earnings per share of Class A common stock for the nine months ended of $0.14

1 Adjusted book value per of Class A common share is a non-GAAP measure that is calculated by dividing actual Class A common stockholders’ equity, excluding AOCI, by the number of Class A common shares outstanding at the end of the period.

September 30, 2025 | 10-Q 40

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The Factors that Drive our Operating Results

We see the following as the primary factors that drive our operating results.

•Sales of our products and the premiums we receive from these sales
•Investments and the income that they generate
•Claims and surrenders
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

Throughout the MD&A, we refer to "direct" premiums as all premiums received and "net" or "total" premiums as all premiums received less premiums ceded to RGA Reinsurance Company ("RGA") and our other reinsurers. Direct premium revenue increased 4% in the three months ended September 30, 2025, to $46.6 million from $44.7 million in the three months ended September 30, 2024 and increased 6% in the nine months ended September 30, 2025, to $135.3 million from $127.7 million in the nine months ended September 30, 2024. This increase was driven by sales of CICA Domestic products.

First Year Premiums. Direct first year premiums increased 8% in the three months ended September 30, 2025, to $9.5 million from $8.8 million in the three months ended September 30, 2024 and increased 23%, to $27.8 million in the nine months ended September 30, 2025, compared to $22.6 million in the nine months ended September 30, 2024, including 29% growth in our Life Insurance segment, driven by sales of our newer products and an increased number of producing agents. First year premium growth was primarily in our new CICA Domestic final expense business.

September 30, 2025 | 10-Q 41

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Renewal Premiums. Our direct renewal premium revenues in the three and nine months ended September 30, 2025 increased primarily due to strong sales in 2024 leading to higher number of policies paying renewal premiums in the current periods.

Investment Income. Our net investment income increased for the three and nine months ended September 30, 2025 compared to the same prior year periods. In the three-month period, we received a one-time dividend of $1.7 million from one of our limited partnership investments due to the sale of one of its assets. Additionally, we have begun investing in investment grade private placement fixed income securities and structured notes where we expect higher returns; this investment strategy led to slightly higher net investment income in the three and nine month periods.

Claims and Surrenders. Payment of policyholder benefits for claims and surrenders is our largest expense and thus key to our profitability. The three largest components of this expense are reflected in the graphs below. In the three and nine months ended September 30, 2025 compared to the prior year periods,

•death claim benefits decreased in our Life Insurance segment due to a combination of lower volume of claims and our coinsurance agreement with RGA alleviating some of our liability to pay these claims than in the prior year periods,
•surrenders were relatively flat, and
•matured endowments increased as expected as many of our endowment policies reach their contractual maturity dates.

September 30, 2025 | 10-Q 42

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Operating Expenses. Operating expenses are our second largest expense and thus also drive our operating results. Operating expenses are meaningful to gain an understanding of how we manage our business, including among other things, salaries, benefits and spending on growth initiatives. Our operating expenses increased in the three months ended September 30, 2025, but decreased in the nine month period as compared to the prior year periods. Despite continued investment in the growth of our business and higher costs associated with our equity compensation program as a result of increased stock price and additional participants, this expense was lower in the nine month period due to the accrual of $3.5 million in legal fees in the prior year. These were fees awarded to certain defendants in the trade secret lawsuit. We have not paid any of these fees and have appealed the judgment against us. Additionally, we receive expense allowances in CICA Domestic from RGA under our coinsurance agreement that was not in effect during the first part of 2024.

Actuarial Assumptions. The actuarial assumptions that underlie our reserves are based upon our best estimates of certain factors such as mortality, lapses, morbidity and discount rates. Our results will be affected to the extent there is a variance between our actuarial assumptions and actual experience.

September 30, 2025 | 10-Q 43

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

Actuarial assumptions are continually monitored and updated at least annually to reflect overall experience as well as emerging trends. Additionally, the best estimate assumptions are updated every year in our third quarter and are reflected on our income statement as a policyholder liability remeasurement gain or loss. In the third quarter of 2025, this review results in favorable changes to mortality, lapse, and accrual assumptions in our Home Service segment and in CICA Domestic, consistent with emerging trends in Company experience. Conversely, this review resulted in additional reserves in our international business from better than expected retention of our endowment products. Excluding the impact of assumption changes, the Company's results for actual variances from expected experience for the nine months ended September 30, 2025 was $1.5 million net remeasurement loss and for the nine months ended September 30, 2024 was a $2.6 million net measurement loss.

OUR OPERATING SEGMENTS

Our insurance operations are the primary focus of the Company, as these operations generate most of our income. See the discussion under Segment Operations below for a detailed analysis.  The amount of direct insurance, number of policies, and average face amounts for life policies issued during the periods indicated are shown below.

Nine Months Ended September 30,		2025		2024
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life Insurance:
International	$344,990,215	3,084	$111,865	$336,467,011	3,172	$106,074
Domestic	253,395,682	33,613	7,539	364,803,806	32,303	11,293
Total Life Insurance	598,385,897	36,697	16,306	701,270,817	35,475	19,768
Home Service Insurance	179,216,117	13,591	13,186	175,988,517	13,800	12,753
Total	$777,602,014	50,288		$877,259,334	49,275

In the first nine months of 2025, we issued $777.6 million in new insurance as we continued to grow our inforce business with our newer products tailored to our specific markets.

In our Life Insurance segment, implementation of new initiatives in CICA Domestic, including use of information to enhance underwriting decisions with additional medical and lab data from third parties, resulted in sales of products with lower policy face amounts, which led to a lower amount of insurance issued despite a higher number of policies issued. CICA International benefited from increased sales of our whole life product, which accounted for 66% of total insurance issued in CICA International for the nine months ended September 30, 2025. This product tends to have higher policy face amounts than our older endowment products, leading to an increase in insurance issued internationally.

Insurance issued in our Home Service Insurance segment increased 2% for the nine months ended September 30, 2025 compared to the prior year period. We continue our strategic actions intended to improve sales quality and persistency, which resulted in higher insurance issued. We believe growth in this segment is being impacted by inflation on the cost of living, which has affected new sales since the customer demographic is primarily lower-income individuals.

September 30, 2025 | 10-Q 44

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The amount of direct insurance inforce for the periods indicated is shown below.
Overall insurance inforce growth has been and will be impacted by persistency rates, policy maturities and surrenders.

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES

Our revenues are generated primarily by life insurance premiums and investment income from invested assets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024

Revenues:
Premiums:
Life insurance	$42,872	42,461	125,158	122,823
Accident and health insurance	431	452	1,330	1,324
Property insurance	—	(16)	—	(18)
Net investment income	19,117	17,377	53,663	52,404
Investment related gains (losses), net	(1,255)	827	(1,741)	1,537
Other income	1,643	630	5,136	3,457
Total revenues	$62,808	61,731	183,546	181,527

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Life and A&H premiums:
Direct premiums:
First year	$9,520	8,790	27,772	22,614
Renewal	37,072	35,958	107,571	105,119
Total direct life and A&H premiums	46,592	44,748	135,343	127,733
Reinsurance	(3,289)	(1,835)	(8,855)	(3,586)
Total life and A&H premiums	$43,303	42,913	126,488	124,147

September 30, 2025 | 10-Q 45

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Our first year direct premiums increased 8% and 23% in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, due to sales of our newer products in our Life Insurance segment and expanded domestic distribution. Renewal premiums increased from strong first year sales in 2024 in our Life Insurance segment leading to higher number of policies paying renewal premiums in 2025, which more than offset the impact from the high level of surrenders during the last few years and increasing matured endowment benefits paid in the international portion of our Life Insurance segment.

Reinsurance premiums ceded increased in the three and nine months ended September 30, 2025 compared to the same periods in 2024 due to the coinsurance agreement we entered into with RGA in the second quarter of 2024.

Net Investment Income. A summary of our net investment income and annualized net investment income performance is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except for %)	2025	2024	2025	2024

Gross investment income:
Fixed maturity securities	$15,795	15,263	46,761	45,743
Equity securities	54	76	201	224
Policy loans	1,295	1,369	3,961	4,207
Long-term investments	2,620	1,151	4,517	3,643
Other investment income	138	230	446	651
Total investment income	19,902	18,089	55,886	54,468
Investment expenses	(785)	(712)	(2,223)	(2,064)
Net investment income	$19,117	17,377	53,663	52,404

Net investment income, annualized			$70,992	69,872
Average invested assets, at amortized cost			$1,535,070	1,522,602
Annualized yield on average invested assets			4.62%	4.59%

Fixed maturity securities constitute the vast majority, or 89% of our investment portfolio based on fair value and thus provide the majority of our net investment income. Our net fixed maturity investment portfolio, primarily invested in callable securities, has faced challenges as many securities were called between 2019 and 2021, necessitating reinvestment in low interest rate fixed maturity assets, which impact net investment income and yields. In order to enhance yields, we are investing in new opportunities, including investment grade private placement fixed income securities and structured notes, while maintaining a prudent risk profile. Gross investment income from long-term investments increased as we received a $1.7 million dividend from one limited partnership investment due to a sale of one of its assets.

Investment Related Gains (Losses), Net.  We recorded investment related losses of $1.3 million and $1.7 million during the three and nine months ended September 30, 2025, respectively, compared to investment related gains of $0.8 million and $1.5 million during the same prior year periods. The losses are primarily related to the non-cash write-down of our BlackRock ESG investment during 2025. We did not sell this investment; however, the changes in fair values of our equity securities are reflected as investment related gains or losses in our income statement, in addition to executed transactions that result in a gain or loss.

Other Income. Other income consists primarily of supplemental contracts issued to international policyholders in our Life Insurance segment upon the surrender or maturity of their original policies. Supplemental contracts offer our

September 30, 2025 | 10-Q 46

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

policyholders the opportunity to leave their cash with us and be paid interest at a guaranteed rate or receive an annuity, at their option.

BENEFITS AND EXPENSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$44,276	36,478	124,594	104,121
Increase (decrease) in future policy benefit reserves	(6,760)	471	(14,960)	(130)
Policyholder liability remeasurement (gain) loss	(459)	1,157	720	2,836
Policyholders' dividends	1,377	1,320	3,987	3,748
Total insurance benefits paid or provided	38,434	39,426	114,341	110,575
Commissions	11,655	12,957	34,339	35,639
Other general expenses	13,291	12,095	39,443	40,072
Capitalization of deferred policy acquisition costs	(9,974)	(10,430)	(28,543)	(29,304)
Amortization of deferred policy acquisition costs	4,795	4,493	14,055	12,804
Amortization of cost of insurance acquired	128	153	305	477
Total benefits and expenses	$58,329	58,694	173,940	170,263

Payments of claims and surrenders benefits constitute the vast majority of our expenses.

Claims and Surrenders.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024

Claims and surrenders:
Death claim benefits	$5,373	6,768	16,301	18,924
Surrender benefits	13,697	13,621	39,674	40,082
Endowment benefits	1,495	1,865	4,716	5,564
Matured endowment benefits	21,672	12,644	57,551	34,452
A&H and other policy benefits	2,039	1,580	6,352	5,099
Total claims and surrenders	$44,276	36,478	124,594	104,121

Death claim benefits decreased in the three and nine months ended September 30, 2025 compared to the same periods in 2024 due to both lower volume and our coinsurance agreement with RGA, which alleviates some of our liability to pay death claims. We did not have this agreement during the first quarter of 2024.

Many of our endowment policies are reaching their contractual maturity dates and thus matured endowment benefits increased in the three and nine months ended September 30, 2025 compared to the prior year periods. We anticipated these increases in 2025 based upon the scheduled maturity of the contracts. We expect continued year-over-year increases in matured endowment benefits throughout the remainder of 2025, then expect the

September 30, 2025 | 10-Q 47

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

matured endowment benefits to remain at elevated, but slightly lower levels over the next few years, as more of these contracts expire.

Increase (Decrease) in Future Policy Benefit Reserves. Future policy benefit reserves reflect the liability established to provide for the payment of policy benefits that we expect to pay in the future and thus generally increase when we have a larger in force block of business due to higher sales and better persistency (i.e., more policies on which we expect to pay future benefits) and decrease when we have lower sales and persistency. In the three and nine months ended September 30, 2025, the change in future policy benefit reserves decreased significantly as compared to the prior year periods despite the increase in our inforce business, due to the amount of reserves released in connection with matured endowments.

Policyholder Liability Remeasurement (Gain) Loss. Most of our products are long-duration contracts that provide a specified, fixed amount of insurance benefit in exchange for a fixed premium. When a policy is initially issued, we establish a "net premium ratio" ("NPR") using assumptions regarding expected premiums and policyholder benefit liabilities. On a quarterly basis, we review actual versus expected experience in such quarter, which is reported as a policyholder liability remeasurement gain (if better performance than assumptions) or loss (if lower performance than assumptions). Additionally, the best estimate assumptions are updated every year in our third quarter and are reflected on our income statement as a policyholder liability remeasurement gain or loss.

Commissions. Commission expenses are a cost of acquiring business, as commissions are the primary compensation paid to our independent consultants and independent agents for selling our products. First year commission rates are higher than renewal commission rates and thus commissions fluctuate directly in relation to first year sales. Although first year sales increased in the three and nine months ended September 30, 2025 as compared to the same periods in 2024, commissions decreased in the three and nine months ended September 30, 2025 due to our coinsurance agreement with RGA where they share in commission expenses.

Other General Expenses.  Total general expenses increased $1.2 million in the three months ended September 30, 2025 and decreased $0.6 million in the nine months ended September 30, 2025 compared to the same periods in 2024. Although we continue to incur costs related to our strategic growth initiatives and costs incurred associated with our equity compensation program due to higher stock price and additional participants, we incurred a $3.5 million legal fee in the second quarter of 2024 due to the trade secret lawsuit. We continue to work on managing controllable operating expenses while investing in growth initiatives.

Capitalization of Deferred Policy Acquisition Costs ("DAC"). We capitalize costs related to successful sales of our insurance products, which include certain commissions, policy issuance costs, and underwriting and agency expenses. These costs vary based upon amounts of premiums received and ceded related to new and renewal business.

Amortization of Deferred Policy Acquisition Costs. Amortization of DAC increased in the three and nine months ended September 30, 2025, compared to the same periods in 2024. DAC is amortized on a constant level basis over the expected term of the related contracts to approximate straight-line amortization.

Federal Income Tax. Tax expense increased for the three and nine months ended September 30, 2025 resulting in effective tax rates of 46.0% and 24.5% for the three and nine months ended September 30, 2025, compared to 8.1% and (0.2)% for the same periods in 2024. The increase in the current quarter primarily reflects higher taxable U.S. income and discrete tax adjustments recorded during the period. Excluding the discrete tax adjustments for the period, the effective tax rate for the period would be 24.6%. In the three months ended September 30, 2025, the Company recognized a $0.8 million return-to-provision true-up related to 2024 Subpart F income adjustments from partnership investments, which increased tax expense for the quarter.

The Company's tax rate was impacted by differences between our effective tax rate and the statutory tax rate resulting from income and expense items that are treated differently for financial reporting and tax purposes. In addition, CICA International is considered a controlled foreign corporation for federal tax purposes and CICA International's activity gives rise to taxable income in the U.S. as Subpart F Income, which is treated as a

September 30, 2025 | 10-Q 48

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

permanent tax difference and therefore included in the Company's effective tax rate calculation. See Part I, Item 1, Note 11. Income Taxes in the notes to our consolidated financial statements herein.

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

The following table sets forth income (loss) before federal income tax by segment during the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Income (loss) before federal income tax:
Segments:
Life Insurance	$3,535	4,416	11,926	17,688
Home Service Insurance	2,978	(80)	4,705	1,954
Total segments	6,513	4,336	16,631	19,642
Other Non-Insurance Enterprises	(2,034)	(1,299)	(7,025)	(8,378)
Total income (loss) before federal income tax	$4,479	3,037	9,606	11,264

September 30, 2025 | 10-Q 49

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

LIFE INSURANCE

Detailed results of operations in the Life Insurance segment for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Premiums:
Life insurance	$32,612	32,005	94,030	91,105
Accident and health insurance	173	196	552	562
Net investment income	15,342	13,578	42,254	41,076
Investment related gains (losses), net	(2,063)	936	(2,185)	1,743
Other income	1,518	630	5,011	3,354
Total revenues	47,582	47,345	139,662	137,840
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	38,603	30,083	107,968	86,616
Increase (decrease) in future policy benefit reserves	(8,360)	(1,497)	(19,257)	(4,959)
Policyholder liability remeasurement (gain) loss	1,405	1,681	2,499	3,360
Policyholders' dividends	1,372	1,314	3,969	3,731
Total insurance benefits paid or provided	33,020	31,581	95,179	88,748
Commissions	8,566	9,549	24,913	25,052
Other general expenses	7,050	6,791	20,266	19,752
Capitalization of deferred policy acquisition costs	(8,670)	(8,855)	(24,544)	(24,262)
Amortization of deferred policy acquisition costs	4,063	3,837	11,862	10,781
Amortization of cost of insurance acquired	18	26	60	81
Total benefits and expenses	44,047	42,929	127,736	120,152
Income before federal income tax	$3,535	4,416	11,926	17,688

In the three months ended September 30, 2025, income before federal income tax in the Life Insurance segment decreased by $0.9 million despite higher first year and renewal direct premiums, higher other income due to supplemental contracts and higher net investment income. This decrease was driven by a $3.0 million decrease in investment related gains and losses and a $1.4 million increase in insurance benefits paid or provided due to increased matured endowments in CICA International. Commissions were lower despite higher first year sales due to our CICA Domestic coinsurance agreement with RGA.

In the nine months ended September 30, 2025, income before federal income tax decreased despite a $2.9 million increase in premiums, higher other income and higher net investment income. The decrease was driven by a $3.9 million decrease in investment related gains and losses primarily related to the BlackRock write-down; and a $6.4 million increase in insurance benefits paid or provided due to increased matured endowments in CICA International.

September 30, 2025 | 10-Q 50

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Life Insurance segment premium breakout is detailed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Premiums:
Direct premiums:
First year	$8,294	7,541	24,005	18,621
Renewal	27,773	26,490	79,344	76,608
Total direct premiums	36,067	34,031	103,349	95,229
Reinsurance	(3,282)	(1,830)	(8,767)	(3,562)
Total premiums	$32,785	32,201	94,582	91,667

Premiums.  Direct premiums increased by $2.0 million and $8.1 million in the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increase was driven by sales of our newer products, including our newly launched single premium product designed specifically for the international market, which aims to attract business that is reaching maturity, and an increased number of producing agents selling our final expense products in CICA Domestic. Ceded reinsurance premiums increased due to the CICA Domestic coinsurance agreement with RGA entered into in the second quarter of 2024.

While CICA Domestic drove the significant increase in first year premiums, life insurance premiums are generated largely from our international policyholders living in almost 80 different countries across the globe. The following table sets forth our premiums by location for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Premiums:
International premiums:
Colombia	$7,088	6,512	20,103	18,538
Ecuador	3,527	3,421	10,093	9,610
Taiwan	3,031	3,520	10,084	11,679
Venezuela	3,258	3,828	9,930	10,806
Argentina	3,180	2,790	8,199	7,561
Other non-United States	9,717	9,935	28,414	28,282
Total international premiums	29,801	30,006	86,823	86,476
United States premiums	6,952	4,507	19,084	10,211
Reinsurance and change in premium accruals	(3,968)	(2,312)	(11,325)	(5,020)
Total premiums	$32,785	32,201	94,582	91,667

Sales in Taiwan have been declining recently due to succession related difficulties within our primary distribution agency in Taiwan, regulatory challenges and geopolitical shift. We are facing some headwinds in Venezuela that may affect premiums revenues, due to the strength of the US dollar compared to the local currency and their difficulties to obtain dollars.

Net Investment Income. Our net investment income increased for the three and nine months ended September 30, 2025 compared to the same prior year periods. In the three-month period, we received a one-time dividend of $1.7

September 30, 2025 | 10-Q 51

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

million from one of our limited partnership investments due to the sale of one of its assets. Additionally, we have begun investing in investment grade private placement fixed income securities and structured notes; this investment strategy led to slightly higher net investment income in the three and nine month periods.

Investment Related Gains (Losses), Net.  We recorded investment related losses of $2.1 million and $2.2 million during the three and nine months ended September 30, 2025, respectively, compared to investment related gains of $0.9 million and $1.7 million during the same prior year periods. These fluctuations in investment-related gains and losses were primarily influenced by changes in the estimated fair market value of our limited partnership investments. Notably, the loss for the both three and nine months ending September 30, 2025, was largely attributed to a write-down in the estimated fair market value of our ESG BlackRock investment. This decline was significant enough to outweigh the gains from other investments.

Other Income. Other income consists primarily of supplemental contracts issued to international policyholders upon the surrender or maturity of their original policies. Supplemental contracts offer our policyholders the opportunity to leave their cash with us and be paid interest at a guaranteed rate or receive an annuity, at their option.

Claims and Surrenders. The following table sets forth our primary claims and surrender benefits paid within our Life Insurance segment for the three and nine months ended September 30, 2025 compared to the same periods in 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Claims and surrenders:
Death claim benefits	$1,100	1,614	3,277	4,798
Surrender benefits	12,479	12,502	36,752	37,312
Endowment benefits	1,493	1,862	4,712	5,558
Matured endowment benefits	21,504	12,481	57,035	33,957
A&H and other policy benefits	2,027	1,624	6,192	4,991
Total claims and surrenders	$38,603	30,083	107,968	86,616

The majority of our claims and surrender benefits in our Life Insurance segment were related to payment of surrender benefits and matured endowment benefits in CICA International. Many of our endowment policies are reaching their contractual maturity dates and thus matured endowment benefits are expected to be higher in each quarter of 2025 as compared to 2024. We expect elevated trends to continue over the next few years but at a reduced level when compared to 2025. Death claim benefits decreased for the three and nine months ended September 30, 2025, compared to the prior year periods due to a combination of lower volume and our coinsurance agreement with RGA alleviating some of our liability to pay these claims.

Increase (Decrease) in Future Policy Benefit Reserves. The change in future policy benefit reserves for the three and nine months ended September 30, 2025 and 2024 was the result of reserves released due to surrenders and higher matured endowment benefits. These releases were partially offset by increases in reserves due to new insurance issued and the reserves that increase on our in force block of business.

September 30, 2025 | 10-Q 52

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

HOME SERVICE INSURANCE

Detailed results of operations for the Home Service Insurance segment for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Revenues:
Premiums:
Life insurance	$10,260	10,456	31,128	31,718
Accident and health insurance	258	256	778	762
Property insurance	—	(16)	—	(18)
Net investment income	3,581	3,552	10,854	10,618
Investment related gains (losses), net	799	(111)	433	(179)
Other income	—	—	—	20
Total revenues	14,898	14,137	43,193	42,921
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,673	6,395	16,626	17,505
Increase (decrease) in future policy benefit reserves	1,600	1,968	4,297	4,829
Policyholder liability remeasurement (gain) loss	(1,864)	(524)	(1,779)	(524)
Policyholders' dividends	5	6	18	17
Total insurance benefits paid or provided	5,414	7,845	19,162	21,827
Commissions	3,089	3,408	9,426	10,587
Other general expenses	3,879	3,756	11,461	11,176
Capitalization of deferred policy acquisition costs	(1,304)	(1,575)	(3,999)	(5,042)
Amortization of deferred policy acquisition costs	732	656	2,193	2,023
Amortization of cost of insurance acquired	110	127	245	396
Total benefits and expenses	11,920	14,217	38,488	40,967
Income before federal income tax	$2,978	(80)	4,705	1,954

Income before federal income tax in the three and nine months ended September 30, 2025 increased to $3.0 million and $4.7 million from a loss before federal income tax of $0.1 million and income of $2.0 million in the same prior year periods. The factors that drove these increases were mainly investment related gains as well as lower claims and surrenders. These drivers coupled with a favorable policyholder liability remeasurement stemming primarily from revised mortality and accrual assumptions.

September 30, 2025 | 10-Q 53

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Premiums. Home Service Insurance segment life and A&H premium breakout is detailed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Premiums:
Direct life and A&H premiums:
First year	$1,226	1,249	3,767	3,993
Renewal	9,299	9,468	28,227	28,511
Total direct life and A&H premiums	10,525	10,717	31,994	32,504
Reinsurance	(7)	(5)	(88)	(24)
Total life and A&H premiums	$10,518	10,712	31,906	32,480

Our life and A&H premiums in the Home Service segment slightly declined in the three and nine months ended September 30, 2025 compared to the same prior year periods. We believe external economic pressures, such as inflation, have impacted revenue in this segment disproportionately.

Claims and Surrenders.  Payments of claims and surrender benefits, which are the largest portion of our expenses, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Claims and surrenders:
Death claim benefits	$4,273	5,154	13,024	14,126
Surrender benefits	1,218	1,119	2,922	2,770
Endowment benefits	2	3	4	6
Matured endowment benefits	168	163	516	495
A&H and other policy benefits	12	(44)	160	108
Total claims and surrenders	$5,673	6,395	16,626	17,505

The majority of claims and surrender benefits in our Home Service Insurance segment are death claim benefits. Death claim benefits decreased slightly in the three and nine months ended September 30, 2025 compared to the same prior year periods due primarily to lower volume of reported claims.

OTHER NON-INSURANCE ENTERPRISES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Loss before federal income tax	$(2,034)	(1,299)	(7,025)	(8,378)

This operating unit represents the administrative support functions for the insurance operations. Its revenues are primarily intercompany and have been eliminated in consolidation under U.S. GAAP, which typically results in a loss. Revenue in this operating unit consists primarily of net investment income and investment related gains or losses, while expenses consist of other general expenses related to corporate functions. For the three months ending September 30, 2025, the elevated loss before federal income tax compared to the equivalent period in 2024

September 30, 2025 | 10-Q 54

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

is mainly due to higher general expenses. These expenses rose as a result of additional participants in our equity incentive compensation program and a higher share price, which led to greater costs recognized as these awards vest. Conversely, the reduction in loss before federal income tax for the nine months ended September 30, 2025, versus the same period in 2024, is primarily the result of lower general expenses. The decrease is mostly due to a significant $3.5 million legal fee incurred during the second quarter of 2024, which did not recur in 2025, though this was somewhat counterbalanced by increased expenses related to the equity incentive compensation program, as previously described.

INVESTMENTS

Our investments are an integral part of our business success, as we invest the majority of premiums collected to pay for future benefits and rely on net investment income of our ongoing operations. Our cash and invested assets at September 30, 2025 were $1.4 billion, of which 88% was invested in fixed maturity securities, all of which are classified as available-for-sale. We closely monitor the duration of our fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy our insurance obligations.

The following table sets forth the carrying value of our investments by investment category and cash, cash equivalents and the percentage of each to total cash, cash equivalents and invested assets.

Carrying Value	September 30, 2025		December 31, 2024
(In thousands, except for %)	Amount	%	Amount	%
Cash, cash equivalents and invested assets:
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$7,054	0.5%	$9,213	0.6%
Corporate	847,647	58.6	794,989	56.0
States and political subdivisions (1)	267,784	18.5	268,302	18.9
Mortgage-backed (2)	97,717	6.7	93,953	6.6
Asset-backed	49,843	3.4	54,504	3.9
Total fixed maturity securities	1,270,045	87.7	1,220,961	86.0
Cash and cash equivalents	23,123	1.6	29,271	2.0
Other investments:
Policy loans	68,717	4.7	71,216	5.0
Equity securities	1,371	0.1	5,447	0.4
Other long-term investments	85,738	5.9	93,604	6.6
Total cash, cash equivalents and invested assets	$1,448,994	100.0%	$1,420,499	100.0%
(1) Includes $109.0 million and $113.4 million of securities guaranteed by third parties at September 30, 2025 and December 31, 2024, respectively.
(2) Includes $94.6 million and $92.8 million of U.S. Government-sponsored enterprises at September 30, 2025 and December 31, 2024, respectively.

The carrying value of the Company’s fixed maturity securities investment portfolio at September 30, 2025 was $1.27 billion compared to $1.22 billion at December 31, 2024. This increase primarily reflects the impact of interest rate sensitivity on the fair value of our fixed maturity securities. The distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2025 did not materially change from December 31, 2024 – the weighted average was “A” at both dates.

Cash and cash equivalents decreased as of September 30, 2025 from December 31, 2024 and fluctuates from period-to-period primarily due to the timing of operating and investing activities.

September 30, 2025 | 10-Q 55

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

As of September 30, 2025, other long-term investments declined by $7.9 million compared to December 31, 2024, primarily because one investment was exited. This reduction was partially counterbalanced by further capital contributions to other investments and the impact of changes in the fair market value of our limited partnership holdings.

Obligations of States and Political Subdivisions

The Company’s fixed maturity securities investment portfolio at September 30, 2025 and December 31, 2024 included $267.8 million and $268.3 million, respectively, of securities that are obligations of states and political subdivisions, including municipalities (collectively referred to as the municipal fixed maturity security portfolio).

The Company's municipal fixed maturity security portfolio includes third-party guarantees.  Detailed below is a presentation by the Nationally Recognized Statistical Rating Organization ("NRSRO") rating of these holdings by funding type as of September 30, 2025.

	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
State and political subdivision fixed maturity securities including third-party guarantees:
AAA	$12,027	11,900	12,933	12,997	3,349	3,235	28,309	28,132	9.6%
AA	42,660	42,696	110,160	126,044	6,386	6,545	159,206	175,285	59.6
A	2,876	3,148	65,054	73,958	2,149	2,121	70,079	79,227	27.0
BBB	122	125	7,039	7,686	—	—	7,161	7,811	2.7
BB and other	2,979	3,129	50	50	—	—	3,029	3,179	1.1
Total	$60,664	60,998	195,236	220,735	11,884	11,901	267,784	293,634	100.0%

State and political subdivision fixed maturity securities excluding third-party guarantees:
AAA	$5,350	5,302	2,890	3,020	3,349	3,235	11,589	11,557	3.9%
AA	15,584	15,525	25,072	29,177	—	—	40,656	44,702	15.2
A	11,039	11,278	70,502	82,028	1,147	1,120	82,688	94,426	32.2
BBB	2,449	2,448	13,976	16,450	1,002	1,000	17,427	19,898	6.8
BB and other	26,242	26,445	82,796	90,060	6,386	6,546	115,424	123,051	41.9
Total	$60,664	60,998	195,236	220,735	11,884	11,901	267,784	293,634	100.0%

The table below shows the categories in which the Company held investments in special revenue fixed maturity securities that were greater than 10% of fair value based upon the Company's total municipal fixed maturity security portfolio at September 30, 2025.

(In thousands, except for %)	Fair Value	Amortized Cost	% of Total Fair Value

Education	$40,240	46,085	15.0%
Utilities	41,635	45,152	15.6
Transportation	32,469	39,570	12.1

The Company's municipal fixed maturity security portfolio is spread across many states, however, municipal fixed maturity securities from Texas and California comprise the most significant concentration of the total municipal fixed

September 30, 2025 | 10-Q 56

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

maturity security portfolio as of September 30, 2025. The Company holds 21% and 17% of its municipal fixed maturity security portfolio in Texas and California issuers, respectively, as of September 30, 2025. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal fixed maturity security portfolio as of September 30, 2025.

The table below represents the Company's detailed exposure to municipal fixed maturity securities by credit rating in Texas at September 30, 2025.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas state and political subdivision fixed maturity securities including third-party guarantees:
AAA	$11,520	11,397	2,483	2,496	—	—	14,003	13,893
AA	14,390	14,375	15,072	17,563	—	—	29,462	31,938
A	—	—	10,804	14,730	—	—	10,804	14,730
BBB	—	—	2,949	2,920	—	—	2,949	2,920
Total	$25,910	25,772	31,308	37,709	—	—	57,218	63,481
Texas state and political subdivision fixed maturity securities excluding third-party guarantees:
AAA	$5,350	5,302	—	—	—	—	5,350	5,302
AA	7,062	6,985	3,296	3,317	—	—	10,358	10,302
A	4,418	4,415	11,605	16,292	—	—	16,023	20,707
BBB	—	—	3,731	4,065	—	—	3,731	4,065
BB and other	9,080	9,070	12,676	14,035	—	—	21,756	23,105
Total	$25,910	25,772	31,308	37,709	—	—	57,218	63,481

The table below represents the Company's detailed exposure to municipal fixed maturity securities by credit rating in California at September 30, 2025.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
California state and political subdivision fixed maturity securities including third-party guarantees:
AA	$2,146	2,101	32,625	39,154	2,552	2,735	37,323	43,990
A	1,323	1,650	5,764	6,583	—	—	7,087	8,233
Total	$3,469	3,751	38,389	45,737	2,552	2,735	44,410	52,223
California state and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$454	446	6,371	8,204	—	—	6,825	8,650
A	1,324	1,650	10,414	12,079	—	—	11,738	13,729
BBB	—	—	1,199	1,535	—	—	1,199	1,535
BB and other	1,691	1,655	20,405	23,919	2,552	2,735	24,648	28,309
Total	$3,469	3,751	38,389	45,737	2,552	2,735	44,410	52,223

September 30, 2025 | 10-Q 57

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

The Company assesses available-for-sale ("AFS") fixed maturity securities in an unrealized loss position for expected credit losses. The Company did not record any credit valuation allowances on fixed maturity securities in either of the three and nine months ended September 30, 2025 or 2024.

Gross unrealized losses on AFS fixed maturity securities amounted to $150.6 million as of September 30, 2025 and $185.7 million as of December 31, 2024.  This decrease in gross unrealized losses during 2025 was a result of the decrease in average market interest rates in 2025 as compared to 2024.

Information on both unrealized and realized gains and losses by category is set forth in Part I, Item 1, Note 3. Investments of the notes to our consolidated financial statements herein.

LIQUIDITY AND CAPITAL RESOURCES

Below are our primary capital resources (based on carrying value of each) as of the periods indicated.

(In thousands)	September 30, 2025	December 31, 2024
Fixed maturity securities	$1,270,045	1,220,961
Cash and cash equivalents	23,123	29,271

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations. We manage our insurance operations in order to ensure that we have stable and reliable sources of cash flows to meet our obligations. We currently anticipate meeting our short-term and long-term cash needs with cash generated by our insurance operations and from our invested assets. From time to time, we may raise capital by selling shares in our SIP (as defined below) and we may also access our Credit Facility if needed (also as described below). Citizens had no debt as of September 30, 2025.

Cash from Operating Activities. Cash provided by or used in operating activities is an important liquidity metric because it reflects, during a given period, the amount of cash generated that is available to pay our operating expenses, invest in our business or make strategic acquisitions. Cash provided by operating activities was $8.9 million in the nine months ended September 30, 2025.

Cash used in Investing Activities. These cash flows, for the most part, are reinvested in new investments. The investing activities fluctuate from period to period due to timing of securities activities such as calls, maturities and reinvestment of those funds. Net cash outflows from investing activities totaled $11.2 million in the nine months ended September 30, 2025. 89% of total investments consist of marketable fixed maturity securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

September 30, 2025 | 10-Q 58

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium revenues, investment income and proceeds from investment maturities, calls or sales. Primary cash needs are for payments of policyholder benefits, investment purchases, and operating expenses. We manage our insurance operations in order to ensure that we have stable and reliable sources of cash flow to meet our obligations. As we have discussed, we have been growing our domestic business by developing new products and expanding our distribution channels, which has led to an increase in first year direct premiums (i.e., new sales) of 71% from the year ended December 31, 2023 to the year ended December 31, 2024, and 23% from the nine months ended September 30, 2024 to the nine months ended September 30, 2025. When selling new policies, we incur upfront policy acquisition costs, such as agent commission payments. While historically, cash flows from our operations have been sufficient to meet our cash needs, in the second quarter of 2024 we entered into a coinsurance reinsurance agreement with RGA to help with some of the costs, and the insurance subsidiaries also have the available-for-sale fixed maturity investment portfolio available to create additional cash flows if needed. Two of our insurance subsidiaries are members of the Federal Home Loan Bank ("FHLB") of Dallas. FHLB membership provides the insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. While not the only source of additional liquidity, the FHLB could provide the insurance subsidiaries with an additional source of liquidity, if needed.

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

Matured Endowments. Our endowment products have contractual maturity dates and provide the policyholder with alternatives once the policy matures - they can choose to take a lump sum payout, leave the money on deposit at interest with the Company or purchase another insurance policy. Approximately 15% of the endowments in force will mature in the next five years, totaling approximately 5% of our in force business as of September 30, 2025. The highest level of maturities will occur this year. Policyholder election behavior is unknown, but if too many policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell its investments at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the market rate we are earning on our investments. We currently anticipate that our available operating cash flow and capital resources will be adequate to meet our needs for funds, but we are closely monitoring our policyholder behavior patterns, and in

September 30, 2025 | 10-Q 59

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

Death Claims. Our product pricing assumes a certain mortality rate and thus a primary liquidity concern is the risk of higher than expected mortality experience. Our death benefit payments decreased in the nine months ended September 30, 2025.

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

Our domestic companies are subject to minimum capital requirements set by the NAIC in the form of risk-based capital ("RBC"). RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called the "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a Capital Maintenance Agreement between Citizens and CICA Domestic, Citizens' wholly-owned subsidiary domiciled in Colorado, which would require Citizens to contribute capital to CICA Domestic in order to maintain a RBC level above 350%. At September 30, 2025, our domestic insurance subsidiaries were above the required minimum RBC levels and CICA Domestic was above 350%.

September 30, 2025 | 10-Q 60

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

CICA International is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards, but rather requires that an insurer submit a business plan for approval to the OIC that includes proposed minimum capital and surplus. CICA International is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. At September 30, 2025, CICA International exceeded the required minimum capital and related ratio.

Any capital that Citizens is required to contribute to its insurance subsidiaries would negatively impact the holding Company's capital resources and liquidity.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2025, we have no additional contractual obligations or off-balance sheet arrangements other than those described in Part I, Item 1, Note 8. Commitments and Contingencies in the notes to our consolidated financial statements herein and in Part II, Item 7, Contractual Obligations and Off-Balance Sheet Arrangements in our 2024 Form 10-K.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2025.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and

September 30, 2025 | 10-Q 61

CITIZENS, INC.

forms of the SEC and such information is accumulated and reported to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended September 30, 2025, there were no changes in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

September 30, 2025 | 10-Q 62

CITIZENS, INC.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Part I, Item 3. Legal Proceedings of our 2024 Form 10-K includes a discussion of our legal proceedings. There have been no material developments in the three months ended September 30, 2025 from the legal proceedings described in our 2024 Form 10-K.

Item 1A. RISK FACTORS

Part I, Item 1A. Risk Factors of our 2024 Form 10-K includes a discussion of our risk factors. There have been no material changes in the three months ended September 30, 2025 from the risk factors included in our 2024 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Item 5(a)

None.

Item 5(b)

None.

Item 5(c)

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Citizens, Inc. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.” Additionally, Citizens did not adopt or terminate any Rule 10b5-1 trading arrangement during the three months ended September 30, 2025.

September 30, 2025 | 10-Q 63

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

September 30, 2025 | 10-Q 64

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Jon Stenberg
Jon Stenberg
President & Chief Executive Officer

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin
Chief Financial Officer, Chief Investment Officer & Treasurer

Date:	November 6, 2025

September 30, 2025 | 10-Q 65