Form 10-K
period 2025-12-31
CITIZENS, INC.
filed 2026-03-12
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☒ No
As of June 30, 2025, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $168,532,386.
As of March 6, 2026, the Registrant had 50,299,741 shares of Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report incorporates by reference certain portions of the definitive proxy materials to be delivered to stockholders in connection with the 2026 Annual Meeting of Shareholders (the "2026 Proxy Statement"). The 2026 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CITIZENS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” "may," “plans,” “predicts,” "projects," "seeks," "should," “will,” and similar expressions, although not all forward‑looking statements contain these identifying words. These statements include, among other things, statements regarding our future results of operations and financial position, business strategy, expectations regarding capital needs, and objectives for future operations.

Forward-looking statements are based on our current expectations, assumptions and projections about future events and trends that we believe may affect our business, financial condition, results of operations or prospects. These statements are not guarantees of future performance and are subject to a number of risks, uncertainties and other factors - many of which are beyond our control - that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, without limitation, those described in Part I. Item 1A. Risk Factors in this Form 10-K, as well as other risks and uncertainties that may arise from time to time.

We operate in a continually evolving and highly competitive environment, and new risks and uncertainties emerge from time to time. We cannot predict all risks, nor can we assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward‑looking statements.

Except as required by law, we undertake no obligation to revise or update any forward-looking statements for any reason, whether as a result of new information, future events, or otherwise. You should not place undue reliance on these forward‑looking statements, which speak only as of the date of this Form 10‑K.

ACCESS TO INFORMATION

The U.S. Securities and Exchange Commission ("SEC") maintains a website at www.sec.gov that contains reports, proxy statements, and other information regarding issuers, including the Company, that file electronically with the SEC. Our own website, www.citizensinc.com, provides free access to the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings made by our executive officers and directors, and any amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934. These materials are made available on our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.  Information contained on, or accessible through, our website is not incorporated by reference into, and should not be considered part of, this Form 10-K.

December 31, 2025 | 10-K 1

CITIZENS, INC.

PART I

Item 1.   BUSINESS

OVERVIEW

Incorporated in Colorado and based in Austin, Texas, Citizens, Inc. ("Citizens" or the "Company") is an insurance holding company. Since 1969 it has addressed the life insurance needs of people in the United States, and since 1975, it has extended life insurance offerings to clients worldwide. Through our international insurance subsidiary, we provide insurance benefits to residents in over 80 different countries, and through our domestic insurance subsidiaries, we are licensed to issue insurance products in 43 U.S. states. We pursue a strategy of offering insurance products in niche markets where we believe we are able to achieve competitive advantages. We had approximately $1.8 billion of assets and over $5.4 billion of direct insurance in force at December 31, 2025.

We operate in the following two business segments.

International Insurance

We sell U.S. dollar-denominated life insurance, endowment and other financial products to non-U.S. residents, located principally in Latin America and the Pacific Rim.

CICA Life, A.I. ("CICA International") issues our international policies.

Domestic Insurance

We sell life insurance and other financial products in the United States.

The majority of first year premiums in our Domestic Insurance segment are generated from final expense whole life products sold through CICA Life Insurance Company of America ("CLOA").
Security Plan Life Insurance Company ("SPLIC") issues final expense whole life policies throughout Louisiana, Mississippi and Arkansas, which are intended to cover funeral and burial costs.

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

Because insurance premiums are the primary source of our revenues, our overall financial performance depends primarily upon the successful development, distribution and persistency of our products. A key to product development is the accuracy of our pricing assumptions, as profitability is affected by actual experience deviations from the established assumptions. We seek to price our insurance policies such that insurance premiums and future net investment income earned on premiums received will cover the ultimate cost of paying claims on our policies, our expenses and will also yield a profit margin. Pricing adequacy depends on a number of factors, including the ability to project future claims based on historical claim experience adjusted for known trends, proper evaluation of underwriting risks, the Company’s response to competitors, commission payments for selling our products, expectations about interest rates, regulatory or legal developments, and expense levels.

December 31, 2025 | 10-K 2

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

STRATEGIC INITIATIVES

The Pursuit of Profitable Growth

Historically, our insurance companies have issued only a few products and had limited distribution channels. Domestically, most of our historical growth came from the acquisition of blocks of insurance business rather than new policy sales. Internationally, we issued mostly endowment products, which pay a maturity benefit if the insured survives the policy term. This has burdened us with contractual high levels of maturities and until recently, with limited products available to replace the maturing business. As a result, from 2017 through 2021, our total premium revenue fell by over $20 million. In 2021, we became a non-controlled company for the first time in over 20 years and under new leadership, our strategy shifted to the pursuit of long-term profitable growth through a 4-pronged strategy:

•Grow first year sales. One of our primary objectives is to drive growth in first-year sales in order to drive total premium increases. This involves a dual approach: introducing innovative new products and expanding our distribution channels to reach broader customer segments.
•Improve Policy Retention (Persistency). We pay certain costs (e.g., commissions, underwriting, marketing expenses) to obtain new policyholders. Additionally, a certain expected retention rate is considered in pricing a product. Accordingly, it is important to preserve policyholder relationships once we have issued a new policy. We are focused on improving the customer experience so they keep their policies longer.
•Focus on execution. To improve the efficiency of project execution, we established a detailed roadmap focused on implementing process upgrades and integrating advanced technologies. These measures are expected to expedite product delivery and provide a better experience for our agents as well as our policyholders.
•Financial and expense discipline. We have no debt and are focused on controlling costs as we invest in the growth of our business.

As a result of these efforts over the last few years, in 2025 we experienced our second straight year of total premium revenue growth. Prior to 2024, our total premium revenue had not grown since 2017.

Status of New and Enhanced Products; Trends in Market Demand

Market demand for our final expense products continued to grow in 2025 - direct first year premiums in our Domestic Insurance segment increased by 23% in 2025 as compared to 2024. The final expense market is a general product that provides coverage amounts intended not as income replacement for working-age individuals but instead smaller amounts to cover common expenses incurred by spouses or heirs in managing the loss of a loved one. As the percentage of the U.S. population older than age 60 continues to increase, the market for final expense has continued to expand, driving the overall growth of these products.

Market demand also necessitated a need to elevate the customer experience through digital tools, as policyholders expect simpler buying experiences that include faster underwriting and digital experiences. Accordingly, our 2025 project roadmap was focused on customer experience enhancements, new technology implementations and regulatory updates. Key efforts focused on improving domestic and international customer processes—including application updates and portal upgrades — while expanding digital capabilities through new QA environments,

December 31, 2025 | 10-K 3

CITIZENS, INC.

OFAC integrations, document storage phases, claims tools, and authentication enhancements. The year also featured several regulatory and product updates such as reserve rate repricing, form updates, and state compact additions, along with major strategic initiatives like technology modernization projects, and quarterly business enhancements across operations.

Because of the focused execution on our strategic goals, in 2025, we issued the second highest amount of insurance ever within a year by Citizens - $1.1 billion and achieved our highest ever total direct insurance in force - $5.4 billion.

INTERNATIONAL INSURANCE SEGMENT

We operate our International Insurance segment through CICA International. In 2025, our International Insurance segment generated 64% of our total consolidated direct premiums.

Products

CICA International issues primarily individual whole life insurance and endowment products in U.S. dollar-denominated amounts to non-U.S. residents.  In addition to death benefits, our products in this segment have living benefit features. Most policies contain guaranteed cash values that can be used during an insured's lifetime by taking a loan or advance on the death benefit, have options for annual premium benefits, and are participating (i.e., provide for cash dividends).  Our policyowners have several options with regards to the policy dividends and annual premium benefits, which include, among other things, electing to receive cash, crediting such amounts towards the payment of premiums on the policy, leaving such amounts on deposit with the Company to accumulate at a specified interest rate or assigning them to a third party, Computershare Trust Company, N.A. (an affiliate of Computershare, Inc., our transfer agent), who facilitates their purchase of our Class A common stock, through the Citizens, Inc. Stock Investment Plan (the "SIP"). The SIP is a direct stock purchase plan available to policyowners, shareholders, our employees and directors, independent consultants, and other potential investors through Computershare Trust Company, as administrator of the SIP. The Company has registered the shares of Class A common stock issuable to participants under the SIP on a Form S-3 registration statement under the Securities Act of 1933, as amended, (the "Securities Act") that is on file with the SEC.

Sales and Distribution

We sell our international products through independent marketing agencies and consultants located primarily in Latin America and the Pacific Rim. As of December 31, 2025, we had insurance policies in force in over 80 foreign countries and receive the majority of our premiums from Colombia, Taiwan, Ecuador, Venezuela and Argentina.
The independent marketing agencies and consultants who sell our products specialize in life insurance products. We enter into contracts with the independent marketing agencies pursuant to which they recruit, train and supervise their managers and associates in the sales and service of our products. These agencies receive commissions for products they sell and service, as well as commission overrides on the business that their agents produce and, in return for the override, they guarantee any debt their agents owe to us. Their agents contract directly with us as independent consultants and receive commission compensation directly from us. This allows us to develop a

December 31, 2025 | 10-K 4

CITIZENS, INC.

relationship with their associates so if an agency contract is terminated for any reason, we may seek to continue the existing independent consultant marketing arrangements with the associates of such agency. Our agreements typically provide that the agencies and their agents are independent consultants responsible for their own operational expenses and are the representative of the prospective insured. Our contracts require the independent marketing agencies and consultants to understand and comply with all laws applicable to sales of our products in their country.

Competition

The life insurance business is competitive.  Internationally, we compete with a number of life insurance companies, as well as with financial institutions that offer insurance products. Some of these companies may have a competitive advantage over us due to their greater financial resources, histories of successful operations and brand recognition, local licensing, partnering with local insurance companies or larger marketing forces.

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

DOMESTIC INSURANCE SEGMENT

We operate our Domestic Insurance segment through CLOA, SPLIC and Magnolia. In 2025, our Domestic Insurance segment generated 36% of our total consolidated direct premiums.

Products

In the last few years, we began our "white label" program to increase our domestic distribution by expanding CLOA's state licenses, developing new final expense and living benefit products, and filing these new products in multiple states. At December 31, 2025, we were licensed in 43 states and had over 5,000 agents appointed to sell our new products. As a result, in the past two years, we have significantly expanded our domestic premiums and distribution.

SPLIC issues final expense life insurance and critical illness products to lower-income individuals, primarily in Louisiana. Policies issued by Magnolia are primarily burial policies which are sold and serviced through funeral homes, who are also typically the beneficiaries of the policies.

The average life insurance policy face amount issued in 2025 in CLOA was approximately $7,500 per policy and in SPLIC was approximately $13,200 per policy. Due to the lower risk associated with small face amount polices, most of the policies we issue in this segment are "simplified issue", meaning the underwriting performed on the applications is limited and applicants are not required to undergo a physical exam or lab tests. This leads to faster approval and ability to issue a higher volume of policies.

Sales and Distribution

Our domestic products are distributed primarily through a network of independent licensed agents and brokers who market our life insurance offerings directly to individuals and families across the United States. These independent agents operate as non‑employees and typically represent multiple carriers, allowing them to offer consumers a broad range of product options. This distribution model enables us to reach diverse customer segments and geographic markets without maintaining a large captive sales force.

Agents are responsible for prospecting customers, conducting needs‑based consultations, and assisting applicants through the underwriting and policy‑issuance process. We provide agents with access to digital tools, training materials, and customer service resources designed to promote consistent and compliant sales practices. We

December 31, 2025 | 10-K 5

CITIZENS, INC.

support our independent agents through relationships with independent marketing organizations (“IMOs”), brokerage general agencies (“BGAs”), and other intermediaries that provide recruiting, training, compliance oversight, and product‑specific support. These distribution partners help ensure that agents receive the tools, resources, and administrative services needed to effectively present, position, and service our products.

Compensation for independent agents generally takes the form of commissions, which vary based on product type, premium levels, and policy persistency. Certain distribution partners may also receive override commissions or performance‑based incentives.

Competition

We operate in a highly competitive segment of the life insurance industry. Domestically, we compete with numerous insurance carriers that offer final‑expense and other simplified‑issue life insurance products. Competition is based on a variety of factors, including product features, pricing, underwriting standards, brand reputation, distributor relationships, customer service, and financial strength ratings.

Because we distribute our products primarily through independent agents, a significant component of our competitive position is our ability to develop strong, long‑term relationships with independent distributors and marketing organizations. These distributors often represent multiple carriers, and our ability to tailor product designs, commission structures, and service capabilities to meet their needs is an important differentiating factor. The final‑expense market remains fragmented, and no single competitor dominates the markets in which we operate. We compete with both large national insurers and smaller regional carriers, many of which have substantial financial resources, broader product portfolios, or more extensive distribution networks. We believe that our white-label strategy provides a competitive advantage in this space by offering products that align with the needs of our distributors and policyholders.

We expect competition to remain strong as carriers continue to refine underwriting models, expand digital capabilities, and pursue growth opportunities in underserved demographic segments. We monitor competitive trends closely and adjust our product offerings, distribution support, and pricing strategies as needed to remain competitive.

REINSURANCE

We follow the industry practice of reinsuring a portion of our insurance risks with unaffiliated reinsurers. In a reinsurance transaction, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. We use reinsurance to minimize exposure to significant risks, limit losses, and provide additional capacity for growth. We enter into various agreements with reinsurers that cover individual risks, group risks or defined blocks of business, primarily on a coinsurance and yearly renewable term basis.

In our International Insurance segment, we generally retain the first $250,000 of risk on any one life and reinsure the remainder of the risk with multiple global reinsurance companies. Under the terms of the reinsurance agreements, the reinsurers agree to reimburse us for the ceded amount (i.e., the death benefit amount less our retained risk) in the event a claim is paid.

In our Domestic Insurance segment, in the second quarter of 2024, CLOA entered into a coinsurance agreement with RGA Reinsurance Company ("RGA") in order to provide more capacity for growth. Under this agreement (the "RGA Agreement"), CLOA initially elected for RGA to reinsure 50% of its newly written final expense business, which means that we cede 50% of premiums received for this business to RGA and they reimburse us for 50% of benefits paid to our policyholders.

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

Our amounts recoverable from reinsurers represent receivables from and/or reserves ceded to reinsurers. The amount recoverable from reinsurers was $10.9 million as of December 31, 2025.

December 31, 2025 | 10-K 6

CITIZENS, INC.

NON-INSURANCE ENTERPRISES

Non-Insurance Enterprises includes the results of our parent company, Citizens, Inc.; Nexo Global Services LLC, a Puerto Rico holding company ("Nexo"); Nexo Enrollment Services LLC ("NES"), a Puerto Rico company that provides services to the customers of CICA International; and our non-insurance subsidiary, Computing Technology, Inc., which primarily provides the Company's corporate-support and information technology functions to the insurance operations.

OPERATIONS AND TECHNOLOGY

Most of our operations are based at our corporate headquarters in Austin, Texas. Additional key operations for our International Insurance segment are conducted at our office in Puerto Rico, with some customer service functions occurring in the Philippines. Operations for our Domestic Insurance segment are also conducted in our district offices in Louisiana, Arkansas and Mississippi, and at our service center in Donaldsonville, Louisiana.

We have a single, proprietary, centrally controlled, mainframe-based policy administration system ("PAS") that we use for all of our insurance companies. Our PAS performs various functions to effectively handle our insurance operations. These functions include policy set-up, administration, billing and collections, commission calculation, valuation, automated data edits, storage backup, image management, and other related functions. Each company and block of business we have acquired has been converted onto our PAS. Our PAS and surrounding systems provide:

•our customers and agents with portals to be able to access account information 24/7;
•our policyholder service and claims representatives with a customer account-centric view of our policyholders and beneficiaries, reducing customer inquiry response time and claims processing time;
•streamlined, automated processes that deliver the scalability needed for continued growth; and
•business-to-business solutions.

We are actively engaged in continued modernization of technology to invest and expand into new opportunities, including ongoing research into next generation PAS solutions. We expect that this modernization will allow us to bring new products to market and automate insurance interactions to enhance user experience. This investment is foundational to the Company's growth strategy.

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

December 31, 2025 | 10-K 7

CITIZENS, INC.

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

U.S. REGULATION

In the United States, insurance is primarily regulated at the state level. Our primary regulator is the Colorado Division of Insurance, as both Citizens and CLOA are Colorado companies. We are also regulated by the departments of insurance in Louisiana (SPLIC) and Mississippi (Magnolia), as well as each of the states where we issue insurance. In supervising and regulating insurance companies, state insurance departments aim to protect policyholders and the public rather than our stockholders, and enjoy broad authority and discretion in applying applicable insurance laws and regulation for that purpose. The extent of this regulation varies, but most U.S. jurisdictions have laws and regulations based upon the National Association of Insurance Commissioners ("NAIC") model rules that govern the financial condition of insurers, including standards of solvency, types and concentration of investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy. They also have rules that govern the business conduct of insurers, including marketing and sales practices and claims handling.  In addition, statutes and regulations require the licensing of insurers and agents Our insurance companies are also required to file detailed annual reports with our supervisory agencies.

In order for insurance regulators to monitor solvency, insurance companies are subject to risk-based capital ("RBC") requirements. The RBC requirement is a statutory minimum level of capital that is based on two factors - (1) the insurance company's size, and (2) the inherent riskiness of its financial assets and operations, i.e. a company must hold capital in proportion to its risk. The RBC requirement thus determines a minimum level of capital required for an insurer to support its operations and write coverage. The purpose of the RBC requirements is to identify weakly capitalized companies, which facilitates regulatory actions to ensure that the policyholders will receive the benefits promised. Regulators have the legal authority to take preventive and corrective measures depending on the capital deficiency indicated by the RBC result. If a company's ratio of total adjusted statutory capital to control level risk-based capital is above 200%, no regulatory intervention is needed. In 2024, due to our strategic plan to expand CLOA's business, we entered into a capital maintenance agreement with the Colorado Division of Insurance that specifies that Citizens will infuse capital as needed to ensure that CLOA's RBC ratio remains at or above 350%.

In addition to monitoring our financial condition, insurance regulatory authorities, including state law enforcement agencies and attorneys general, periodically make inquiries and conduct examinations regarding compliance with insurance and other laws and regulations regarding the conduct of our insurance businesses.  It is our practice to fully and consistently cooperate with such inquiries and examinations and take corrective action when warranted.

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

December 31, 2025 | 10-K 8

CITIZENS, INC.

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
•Gramm-Leach-Bliley Act, which requires us to explain our information-sharing practices to our customers and to safeguard sensitive data; and
•Securities Act, Securities Exchange Act and Sarbanes-Oxley Act, which establish various requirements for Citizens, as a public company, to comply with, including registration of our Class A common stock, reporting and disclosure requirements, and public company audit and internal control requirements.

Our U.S.-based insurance products and thus our businesses also are affected by U.S. federal, state and local tax laws.

HUMAN CAPITAL RESOURCES

Our long‑term success depends on the strength, engagement, and integrity of our people. Human capital management is a key component of our business strategy, as our employees and distribution partners play a central role in serving policyholders, driving profitable growth, and executing our strategic priorities.

Workforce Overview

As of December 31, 2025, we employed 243 full-time and 3 part-time individuals across the United States and Puerto Rico, none of whom are subject to a collective bargaining agreement. Our employees work in underwriting, operations, claims, finance, actuarial, legal, compliance, information technology, customer service, product development, and other support functions. In addition to our employees, a large portion of our sales activity is

December 31, 2025 | 10-K 9

CITIZENS, INC.

conducted through independent agents and consultants, who are not Company employees but who play an essential role in the marketing and distribution of our life insurance products.

Our human capital strategy focuses on attracting, developing, and retaining high‑performing talent; fostering an ethical culture; and creating a safe, healthy, and engaging workplace.

Recruitment, Talent Acquisition and Retention

We seek to attract individuals who are aligned with our mission, values, and commitment to customer service. Our recruitment efforts emphasize:

•Selective hiring practices to meet the specialized needs of insurance operations, underwriting, actuarial services, and compliance.
•Employer‑of‑choice positioning through competitive compensation, professional development opportunities, and a flexible workplace model.
•Digital recruiting tools and partnerships with industry organizations, universities, and professional networks.

Retention remains a priority. We regularly monitor turnover metrics, employee engagement indicators, and labor‑market competitiveness. We also aim to provide clear career paths, opportunities, and succession planning for key roles across the company.

Human Capital Governance

Human capital matters are overseen by our Chief Human Resources Officer, executive management and the Board of Directors (through applicable committees). Management is responsible for programs and policies related to talent acquisition, development, succession planning, compensation, and engagement, and provides periodic updates to the Board on human capital priorities, risks, and progress against objectives.

Item 1A.   RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors. However, we believe it is important to disclose the material risks of investing in our securities. If any of these risks develop into actual events, our business, financial condition, results of operations or cash flows could be materially and adversely affected, and, as a result, the trading price of our Class A common stock could decline. You should read these risk factors together with Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes in Part II. Item 8. Financial Statements and Supplementary Data of this report.

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

International Regulatory Risks. As of December 31, 2025, policyholders in international markets - mainly within Latin America and the Pacific Rim - accounted for approximately 64% of our direct insurance premiums.  As described in Part I. Item 1. Business, these policies are issued by our Puerto Rico subsidiary, CICA International, which is licensed as an international insurer in Puerto Rico. Our products are sold by independent consultants who generally reside in the foreign countries in which the policies are sold. In most cases, the foreign countries in which we offer insurance products require either us and/or our independent consultants to obtain a license or register to conduct insurance business in that country. Some of these countries also require that local regulatory authorities

December 31, 2025 | 10-K 10

CITIZENS, INC.

approve the terms and rates of insurance products sold to residents of that country. Some of these countries have laws that state that their residents may not purchase life insurance from us or that a consultant may not sell our life insurance policies unless we become qualified to do business in that country or unless our policies receive prior approval from their insurance regulators. Others have a "consumption abroad" model where their residents may purchase unregistered products only if they are outside of their country when the purchase is made. We do not register to do business in these countries (i.e., we are non-admitted) nor do we seek to have our international products approved by any governmental authority.

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

If a foreign government takes action to enforce these laws against us, we may face interruptions in marketing or selling our policies in that country or be forced to exit that market. These consequences could materially harm our premium revenue, increase our expenses, adversely affect our results of operations and financial condition, and cause significant damage to our brand.

International Currency Risks. While we only sell U.S. dollar denominated products, currency control laws or other restrictions could limit our policyholders' ability to remit premiums in U.S. dollars or to receive U.S. dollar benefits, increasing costs and reducing product attractiveness.

International Political Risks. Many of the countries in which we operate, including Venezuela, which is one of our biggest international markets, have a history of political instability, including regime changes, political uprisings, and anti-democratic or anti-U.S. policies. The ability of people living in these countries to purchase and continue to make premium payments to us and our ability to sell our policies in those countries through our independent consultants or otherwise may be adversely affected by political instability. In addition, the imposition of U.S. sanctions against foreign countries where our policyholders reside could make it difficult for us to continue to issue new policies or receive premiums from policyholders in those countries.

We face significant competition for customers and distributors in our international markets. If we are unable to compete effectively in these markets, our business, results of operations and profitability may be adversely affected.

We experience competition for customers and distributors, primarily from the following types of companies, many of which have substantially greater financial, marketing and other resources than we have:

•Companies that operate in the same manner as we do and sell U.S. dollar-denominated products;
•Foreign insurers using locally regulated subsidiaries. These companies may offer both local jurisdiction-regulated products in local currency and regulated or offshore U.S. dollar-denominated policies. This arrangement creates a competitive advantage for these companies because they can

December 31, 2025 | 10-K 11

CITIZENS, INC.

cross-sell the U.S. dollar-denominated policies through established distributors who sell high-need local insurance policies, such as health insurance; and
•Local carriers. Because the insureds reside in this country, they may have more trust for a local company.

We rely on a small number of foreign agencies that recruit their own independent consultants for distribution of our international products. The fact that we are not a local or admitted company may reduce our ability to attract and retain producers, who may choose to distribute products of our competitors.

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

Some of our top international markets, such as Venezuela, are countries that have been identified by the U.S. Department of the Treasury as jurisdictions of high risk for money laundering. Accordingly, as required by applicable U.S. laws and best business practices, we have developed and implemented an anti-money laundering, anti-terrorist financing and sanctions program that includes policies, procedures, controls, independent testing, reporting and recordkeeping requirements for deterring, preventing and detecting potential money laundering, terrorist financing, fraud and other criminal activity and have an officer of the Company responsible for managing this program. Despite our efforts to prevent money laundering through our companies, our controls may not fully mitigate money laundering risk associated with our insurance products, whether in these foreign countries or in the United States, which could expose us to regulatory scrutiny, penalties, litigation, operational burden, and reputational harm.

INSURANCE RISKS

BECAUSE MOST OF OUR REVENUE DERIVES FROM PREMIUMS AND OUR LARGEST EXPENSE IS PAYMENT OF INSURANCE BENEFITS, OUR FINANCIAL PERFORMANCE DEPENDS UPON THE ACCURACY OF OUR PRICING ASSUMPTIONS. DIFFERENCES IN ACTUAL EXPERIENCE, IMPROPER EVALUATION OF UNDERWRITING RISK, MISMANAGEMENT OF CLAIMS, OR OTHER UNFORESEEN EVENTS WOULD CAUSE OUR ACTUAL RESULTS TO DIFFER FROM OUR ASSUMPTIONS, WHICH WOULD REDUCE OUR MARGINS, INCREASE OUR RESERVES AND REMEASUREMENT LOSS, NEGATIVELY AFFECTING OUR PROFITABILITY AND FINANCIAL CONDITION.

Pricing accuracy depends upon our ability to project future losses based on historical loss experience, adjusted for known trends.

In order to price products accurately, the Company must develop and apply appropriate morbidity and mortality estimates, closely monitor and timely recognize changes in trends, and project both severity and frequency of losses with reasonable accuracy to cover these risks. Pricing adequacy is necessary to generate sufficient premiums to cover our cost of sales, payment of policy benefits, costs of operations and to earn a profit. Pricing adequacy is subject to a number of risks and uncertainties, including, without limitation:

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

December 31, 2025 | 10-K 12

CITIZENS, INC.

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

Additionally, the actuarial assumptions that underlie our reserves are based upon our best estimates of mortality, lapses, morbidity and discount rates. Our results will be affected to the extent there is a variance between our actuarial assumptions and actual experience. As we continue to experience growth in CLOA, emerging data trends will allow us to refine our assumptions. To the extent that emerging experience differs from previously set assumptions, adjustments to reserve levels may be required. Actuarial assumptions are continually monitored and updated at least annually to reflect overall experience as well as emerging trends.

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

Historically, we have fully underwritten most of our products in order to properly evaluate risk. For many of our newer products, primarily in the U.S., we utilize a “simplified” underwriting process where applicants generally must answer some health-related questions, but do not have to take a life insurance medical exam or submit supporting documentation. This change in business mix over time places additional pressure on the assumptions underlying our non-fully-underwritten business, which may lead to volatility in business results if our underwriting classifications are not aligned in practice with what was assumed when pricing these products. The underwriting decision is based on questions answered on the application and may be supplemented with additional medical claims history and lab data information that we get from third parties.

Any shortcomings in the process used to evaluate and price our policies, deviations in mix of business from what is expected, or significant inaccuracies in the life expectancy estimates relating to those policies, could have a material and adverse effect on our results of operations and financial condition.

Inadequate claims processes, training, technology, or fraud detection—or higher fraudulent activity—could increase costs, trigger litigation or fines, and harm our reputation.

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

December 31, 2025 | 10-K 13

CITIZENS, INC.

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

December 31, 2025 | 10-K 14

CITIZENS, INC.

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

December 31, 2025 | 10-K 15

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

In March of 2024, Citizens and the Colorado Division of Insurance entered into a capital maintenance agreement that specifies that Citizens will infuse capital as needed to ensure that CLOA's RBC remains above 350%. Any required capital contribution could negatively impact our capital resources and liquidity.

In our CLOA business, we pay advance commissions on some of our insurance products, meaning we pay an agent a portion of their first year commission immediately upon sale of a policy, rather than "as earned", or when premiums are received by us. On a statutory basis, commission advances are non-admitted assets, which means that our expenses are increased and our statutory capital reduced until the commissions are recouped from premiums paid. This could cause us to have to contribute extra capital to CLOA to maintain the required level of capital and surplus. Additionally, rapid growth in first year sales of these products creates a significant increase in commission payments, which reduces our available cash, negatively affecting our liquidity. We may seek options, such as loans at the holding company level (from the Credit Facility or otherwise) that would allow us to reduce the liquidity risk should CLOA's commission payments exceed current resources or require additional capital contributions from Citizens. If we are unable to borrow money to contribute capital to CLOA, we could be exposed to cash flow strain.

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

December 31, 2025 | 10-K 16

CITIZENS, INC.

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

Targeted improvements to accounting for long‑duration contracts (LDTI) may increase earnings volatility and reporting complexity.

LDTI requires more frequent unlocking of assumptions for future policy benefits, quarterly discount‑rate updates, fair‑value measurement for certain market risk benefits, and expanded disclosures. These changes could increase earnings and OCI volatility, necessitate additional systems, internal controls, and actuarial processes, and may affect comparability of our results with prior periods.

A ratings downgrade or other negative action by a rating agency could materially affect our business, financial condition, and results of operations.

A.M. Best reviews CLOA and publishes its financial strength rating as an indicator of our ability to fulfill our contractual obligations. This rating is important to maintaining public confidence in our insurance products. A downgrade or other negative action by A.M. Best with respect to the financial strength rating of CLOA could negatively affect us by limiting or restricting the ability of CLOA to attract independent insurance agencies to distribute our products or reduce the attractiveness of our products to consumers.

ECONOMIC ENVIRONMENT RISKS

INVESTMENT INCOME IS A MATERIAL PORTION OF OUR TOTAL REVENUES. CHANGING FINANCIAL CONDITIONS SUCH AS MARKET VOLATILITY, CHANGES IN INTEREST RATES, OR INFLATION MAY

December 31, 2025 | 10-K 17

CITIZENS, INC.

ADVERSELY AFFECT OUR REVENUES, OUR RESULTS OF OPERATIONS AND OUR FINANCIAL CONDITION.

Global or regional changes in the financial markets or economic conditions could adversely affect our business in many ways, including the following:

•Inflation, recession, an increase in unemployment rates or declines in consumer confidence could lead people to conserve cash, thereby causing a decrease in new sales and renewal premiums, or an increase in surrenders and lapses, which would cause a decline in our premium revenue or increase in benefit expenses paid out.
•Market volatility, specifically declining equity markets, negatively impacts the fair market value of our equity type securities, leading to investment-related losses that negatively affect our GAAP operating revenue and profitability.
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
•Our international business is founded on the basis that having U.S. dollar-denominated products provides additional value and security in countries where we sell business. The relationship between the strength of the U.S. dollar and its position as a reserve currency relative to economic, political, and currency environments within the various countries where we do business is complex and opaque. To the extent that the value proposition of holding U.S. dollar-denominated products erodes relative to local options, it could have a material impact on our business within a given country or region at a given point in time.
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

December 31, 2025 | 10-K 18

CITIZENS, INC.

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

Our policyholder administration system allows us to administer almost all of our business, including issuing policies, crediting premiums, and payment of commissions to our agents. We must maintain and enhance our existing system and develop and integrate new information systems in a cost-effective manner to keep pace with continuing changes in technology, evolving industry and regulatory standards and changing customer preferences. If we do not maintain adequate systems, we could experience adverse consequences, including inability to accept new applications or issue new products, inadequate information on which to base pricing, underwriting and reserve decisions, regulatory problems, failure to meet prompt payment obligations, increases in administrative expenses and loss of customers.

Our primary policy administration system is a mainframe-based, legacy-type system that requires an ongoing commitment of resources to maintain current standards. Our system utilizes proprietary code requiring highly skilled personnel. Shortages of specialized talent and reliance on legacy systems may slow modernization or increase operational risk. Competition for qualified personnel and vendor dependencies may delay upgrades, elevate costs, or increase the risk of system failures and control deficiencies.

We are continuously enhancing our system and processes and we are licensing new systems as our business depends on our ability to maintain and improve our technology. Due to the complexity and interconnectedness of our systems and processes, these changes, as well as changes designed to update and enhance our protective measures to address new threats, increase the risk of a system or process failure or the creation of a gap in our security measures. Any such failure or gap could adversely affect our business operations and results of operations.

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

As an insurer, we collect, maintain and use proprietary and personally identifiable information ("PII") of our applicants, policyholders, independent agents and others. As part of our normal business operations, we engage third-party providers, such as companies who print and mail our policies and premium notices, data programmers, marketing companies, and agents, who may also collect, store, access, process, and transmit this PII. Various federal and state laws, as well as laws of the countries in which our policyholders reside, address the use and disclosure of PII.

We devote significant resources and employ security measures to help protect our information technology systems and confidential information, including PII, and we have programs in place to detect, contain, and respond to cyber security incidents. We also have a stringent process to analyze the systems of our third-party vendors and partners who may collect and/or have access to our PII. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we and our third-party providers may be unable to anticipate these techniques or implement adequate preventative measures. In addition, hardware, software, or applications we develop or procure from third parties or through open source solutions may contain defects in design or manufacture or other problems that could unexpectedly compromise our information security. Unauthorized parties may disrupt or gain access to our systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, or other cyber attacks, computer viruses, malicious codes, and similar means of unauthorized and destructive tampering.

December 31, 2025 | 10-K 19

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

Because we allow our policyholders to use their policy dividends to purchase our Class A common stock through our Citizens, Inc. Stock Investment Plan (the "SIP"), we have almost 81,000 shareholders and approximately 40% of our shareholders hold less than 100 shares each. Many of these shareholders are located in Latin America and the Pacific Rim, where most of our policies are sold, and English may not be their native language. We believe that because of this, we typically have low voter turn-out at our annual meetings and therefore any proposal, such as one related to a merger or an acquisition of our Company, or an amendment to our articles of incorporation, that may require the affirmative vote of a majority of the outstanding shares of our Class A common stock, may be difficult to get approved.

Our Class A common stock is not registered in any foreign country.

Our Class A common stock sold under the SIP is registered with the SEC pursuant to a Form S-3 registration statement under the Securities Act of 1933, but is not registered under the laws of any foreign jurisdiction. If a foreign securities regulatory authority were to determine the offer and sale of our Class A common stock under the SIP was not allowed under applicable laws and regulations of its jurisdiction, such authority may issue or assert a fine, penalty or cease and desist order against our offer and sale of Class A common stock in that foreign jurisdiction. There is a risk our Class A common stock price could be negatively impacted by a decrease in participation in the SIP.

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

December 31, 2025 | 10-K 20

CITIZENS, INC.

may be prevented from receiving the benefit from any premium to the market price of our Class A common stock that may be offered by a bidder in a takeover context or such regulatory approval requirement may delay, deter, render more difficult or prevent a takeover attempt or a change in control.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 1C.    CYBERSECURITY

Like other firms in the financial services sector, insurers like us are particularly vulnerable to cybercrime due to the nature and volume of customer data we maintain. Insurance-related data is particularly interesting to cybercriminals because of its inherent confidentiality. Often linked to policyholders, sensitive data helps insurers customize their policies, products, and prices for each client. The scope of personally identifiable information and sensitive data processed by insurers puts the industry at increased risk of cybercrime. Cyber attacks can lead to the loss of confidential data, business, and reputation. Additionally, business disruption through cyber incidents is also a major problem for insurance companies, which need to react quickly to fulfill their contracts and maintain the trust of their clients. Because of the risks posed to our business and customers, we have developed robust processes for assessing, identifying and managing our cybersecurity threats.

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third-party assessments, IT security, and external audits. Cybersecurity risks are integrated into our overall enterprise risk management process. To defend, detect and respond to cybersecurity incidents, we, among other things, periodically perform penetration testing using external third-party tools and techniques to test security controls and conduct employee training.

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

December 31, 2025 | 10-K 21

CITIZENS, INC.

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

Our Audit Committee Charter tasks its committee with oversight of the Company's major enterprise risk exposure, including risks related to cybersecurity, and the steps management takes to monitor and control such exposures. The Audit Committee meets quarterly and receives an information security update report from the Company's CISO, which includes cybersecurity events that may have impacted the Company as well as an overview of the Company's security program and efforts to prevent, detect, mitigate, and remediate issues. The CISO also attends the regularly scheduled Board meetings to give his information security report to all members of the Board.

Item 2.    PROPERTIES

We lease our principal office at the Domain in Austin, Texas. We also lease space in Puerto Rico for CICA International and offices in Louisiana, Arkansas and Mississippi related to our SPLIC operations. We also own a small amount of property in Louisiana.

Item 3.   LEGAL PROCEEDINGS

In the first quarter of 2024, a jury trial was held in the “trade secret lawsuit”. The trade secret lawsuit was filed in 2018 by Citizens, CICA Life Ltd. ("CICA Bermuda") and CICA Life Insurance Company of America ("CLOA") (collectively, the “Citizens Companies,” “we,” "us" or "our") against certain former employees and independent consultants who we alleged unlawfully took Citizens’ confidential information in order to unfairly compete with us. Our claims against these parties included various unfair competition, tortious interference, breach of contract and other related claims.

As previously disclosed, the jury found that Citizens should pay Alexis Delgado and Carlos Nalsen Landa, former independent consultants, approximately $1.3 million for “money had and received”, an equitable theory that claimed that the Citizens Companies would be unjustly enriched if they didn’t pay past and future commissions to Delgado and Landa. Additionally, the trial court awarded defendants Michael P. Buchweitz and Randall Riley approximately $3.5 million of their legal fees incurred during the trade secret lawsuit. On August 16, 2024, the judge signed a Final Judgment reflecting the jury decision and the court award of the legal fees. We do not believe the jury properly found that Delgado or Landa were entitled to any prior or future commissions as there was no evidence that we actually held any amount of commissions that they claim they should have received. We also do not believe that Riley and Buchweitz are entitled to legal fees because they were found to have breached the contracts whose fee shifting provisions they sought to invoke.

On September 17, 2024, we filed an appeal bond with the trial court in order to stay any execution of the judgment against us.

We have appealed the judgment against us and the appeal is currently pending in the Court of Appeals, Third District of Texas.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

December 31, 2025 | 10-K 22

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

Holders. The number of stockholders of record as of March 6, 2026 was as follows:

•	Class A Common Stock -	80,442
•	Class B Common Stock -	—

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

December 31, 2025 | 10-K 23

CITIZENS, INC.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

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

As an insurance provider, we collect premiums on an ongoing basis from our policyholders and invest the majority of the premiums to pay future benefits, including claims, surrenders and policyholder dividends. Accordingly, the Company derives its revenues principally from: (1) life insurance premiums earned for insurance coverages provided to insureds in our two operating segments – International Insurance and Domestic Insurance; and (2) net investment income. In addition to paying and reserving for insurance benefits that we pay to our policyholders, our expenses consist primarily of the costs of selling our insurance products (e.g., commissions, underwriting, marketing expenses), operating expenses and income taxes.

Objective of our Management's Discussion and Analysis

We refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “MD&A”. The objective of our MD&A is to provide investors with a succinct analysis of the Company's financial performance from management's perspective. We start by discussing how industry developments and economic circumstances in general (e.g., interest rate environment) affected or could affect our financial performance and then discuss how certain events specifically impacted our business. We summarize our financial highlights and discuss the factors that we believe drive our operating results. We then discuss in more detail our results of operations for the year ended December 31, 2025 so an investor or potential investor understands the various line items of our profit and loss statements from management’s perspective. Since our investments are one of two principal sources of our revenues, we describe them in detail. Finally, we discuss our capital resources and liquidity so investors better understand how those resources are utilized and how we are able to meet our cash needs.

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

ECONOMIC AND INSURANCE INDUSTRY DEVELOPMENTS

Life insurers continue to operate in an environment marked by economic volatility, shifting financial market conditions, evolving regulatory expectations, geopolitical uncertainty and rapid technological change. These developments have influenced profitability, product demand, capital requirements, and consumer behavior across the industry, including our Company.

Interest Rate Environment, Market Volatility and Inflation. The material uptick in interest rates over the past few years has generally benefited life insurers by improving reinvestment yields and net investment income. However, these benefits have been partially offset by unrealized losses in fixed-income portfolios as market values declined during the rate‑rising cycle, a trend observable across the industry. Life insurers remain sensitive to interest‑rate movements given the asset‑intensive nature of the business and long‑duration liabilities.
Inflation has also affected insurers by reducing customer discretionary income and potentially increasing lapse rates, especially among lower- and middle-income policyholders. Additionally, inflation can increase operating

December 31, 2025 | 10-K 24

CITIZENS, INC.

expenses and claims‑related costs. Prolonged inflationary pressure may continue to affect both consumer purchasing behavior and overall insurer expense structures.
Prior to 2022, the life insurance industry operated for more than a decade in a sustained low interest rate environment, which constrained investment yields and compressed spreads. As older, higher-yielding assets matured or were called, insurers were required to reinvest at lower rates, reducing margins on products with guaranteed minimum interest rates. These dynamics contributed to reserve strengthening, loss recognition events, and faster amortization of deferred acquisition costs for certain products across the sector. Although the rate environment has shifted, legacy portfolios and in‑force blocks continue to be influenced by these earlier conditions.
Reinsurance Market Dynamics. Reinsurance markets have tightened due to factors such as increased cybersecurity risks, significant weather-related losses, pandemic losses, and volatility in asset valuations. These pressures have led to a decline in the availability of reinsurance, tighter terms (such as, for example, pandemic exclusions) and/or increased reinsurance prices. Continued market tightening could increase our cost of reinsurance or limit availability, which may affect our risk transfer strategies and capital management.
Technology, Innovation and Digitization. Technological advancement continues to reshape the life insurance sector. Insurers are investing in digital distribution capabilities, automated underwriting, advanced analytics, and generative artificial intelligence to improve customer experience, enhance agent productivity, and streamline operations. These innovations are transforming how products are designed, marketed, and serviced. While technology presents opportunities to increase efficiency and support profitable growth, it also introduces industry‑wide challenges related to cybersecurity, data governance, and compliance with evolving regulatory frameworks. These technological developments also require continuous investment in digital platforms, system modernization, and data capabilities. Failure to invest adequately could impair our ability to compete effectively, support our distribution partners, meet policyholder expectations, or comply with evolving cybersecurity and data‑governance standards. Ongoing investment is therefore an important component of our long‑term strategy.

RE-SEGMENTATION OF REPORTABLE SEGMENTS

Effective December 31, 2025, the Company reorganized its insurance reporting structure, shifting from Life Insurance and Home Service Insurance segments to Domestic Insurance and International Insurance segments.

The Company’s reportable segments are based on the geographic location of operations and the nature of products and services offered. Management believes this structure provides a more meaningful view of the business and better reflects the way performance is assessed internally. Historically, our operations were organized into (i) Life Insurance, which included both U.S. domestic life insurance products and our international life operations, and (ii) Home Services Insurance, which consisted primarily of our Louisiana‑based, face‑to‑face home services business. Management has implemented several strategic initiatives over the past few years aimed at enhancing profitability and operational efficiency. These efforts, combined with improved sales performance, have strengthened the Company’s overall business. Given these developments, management concluded that the prior segmentation no longer reflected how the Chief Operating Decision Maker ("CODM") reviews performance, allocates resources, and assesses the strategic direction of the business. Accordingly, we have combined our former domestic life and home services operations into a single Domestic Insurance segment and report all non‑U.S. operations in the International Insurance segment.

Recast of Prior‑Period Financial Information

In accordance with the segment reporting guidance under ASC 280, we have recast prior‑period segment information within this report to conform to the new segment structure. These changes affect only how we present results by segment and had no impact on our previously reported consolidated financial statements, including net income, earnings per share, total assets, or cash flows.

Recast segment results for prior periods are included within this Form 10‑K to provide comparability and to assist readers in understanding trends in our operating performance under the revised structure.

Impact on MD&A

The MD&A reflects our results for fiscal year 2025 and all comparative periods under the Domestic Insurance and International Insurance segment structure. Management believes this realignment enhances transparency and more

December 31, 2025 | 10-K 25

CITIZENS, INC.

accurately reflects the manner in which we operate the business, evaluate performance, and execute our strategic priorities.

EVENTS THAT IMPACTED OUR BUSINESS

From time to time, certain events may affect our business in ways that cause current or future results to differ from past results. In addition to factors described in Part I. Item 1A. Risk Factors, the following events impacted our results of operations or financial condition.

Coinsurance Agreement with RGA Reinsurance Company

In the second quarter of 2024, CLOA entered into an automatic coinsurance reinsurance agreement with RGA Reinsurance Company ("RGA") in order to provide more capacity for growth in our Domestic Insurance segment. Under this agreement (the "RGA Agreement"), CLOA elected for RGA to reinsure 50% of its newly written final expense business, which means we cede 50% of direct premiums we receive for our CLOA final expense products that were issued since the date we entered into the RGA Agreement, to RGA. In return, RGA pays 50% of death benefits paid for these products and also pays CLOA an expense allowance to cover its share of expenses such as commissions.

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

As discussed in our 2024 Form 10-K, in December 2024, BlackRock, Inc. ("BlackRock") announced a substantial write-down of its Global Renewable Power Fund III, a $4.8 billion flagship renewable fund, due to the collapse of two key investments: Northvolt and SolarZero. In 2025, BlackRock continued to review the valuation of this fund and reduced the net asset value further. We had invested in this fund as part of our environmental, social and governance ("ESG") initiatives and although we did not sell this investment, we reported an investment related loss on this investment of $3.3 million in the fourth quarter of 2024 and an additional $5.2 million in 2025. This sector has experienced market headwinds primarily driven by rising interest rates, supply chain disruption and less certain policy environment. In 2025, the write-down of our BlackRock investment was offset by positive fair value changes in some of our other limited partnership type investments.

Legal Proceedings

See Part IV. Item 15. Note 8. Commitments and Contingencies, as well as Part I. Item 3. Legal Proceedings - Trade Secret Lawsuit for a discussion of the trade secret lawsuit, which impacted our results of operations in 2024 and could negatively impact our cash if we do not succeed in our appeal.

FINANCIAL HIGHLIGHTS

Summary

Net income before federal income tax increased to $17.5 million in 2025 from $15.0 million in 2024 due to a $10.6 million increase in total revenues offset by a $8.1 million increase in total benefits and expenses.
Total revenues increased due to:
•Increase in total premium revenues for the second straight year;
•Improvement in investment related gains and losses;
•Increase in net investment income due to our diversified investment strategy; and
•Increase in other income related to strategic issuance of supplemental contracts.

December 31, 2025 | 10-K 26

CITIZENS, INC.

Total benefits and expenses increased primarily due to:
•$6.4 million increase in total insurance benefits paid or provided due to increased matured endowments in our International Insurance segment, partially offset by
◦a decrease in future policy benefit reserves, and
◦a decrease in policyholder liability remeasurement loss due to better than expected experience in our Domestic Insurance segment; and
•$0.8 million increase in other general expenses due to strategic growth initiatives and increased participation in our equity compensation program in addition to being negatively impacted in 2024 by the accrual of $3.5 million in legal fees awarded to the certain defendants in the trade secret lawsuit.

Financial Condition at December 31, 2025

•Total assets of $1.8 billion.
•Total direct insurance in force of $5.4 billion.
•Total investments of $1.4 billion; fixed maturity securities comprised 89% of total investments.
•No debt.
•Diluted earnings per share of Class A common stock of $0.28.
•Book value per share of Class A common stock of $4.67.
•Adjusted book value per share of Class A common stock of $6.431.

The Factors that Drive our Operating Results

We see the following as the primary factors that drive our operating results.

•Sales of our products and the premiums we receive from these sales
•Investments and the income that they generate
•Claims and surrenders
•Operating expenses
•Actuarial assumptions

Sales of our Products. We believe sales statistics are meaningful to gain an understanding of, among other things, the attractiveness of our products, how expansion of our distribution channels affects our revenue, customer retention and the performance of our business from period-to-period. Throughout the MD&A, we describe: the actions and initiatives we are taking to increase sales and improve retention, sales performance in each period and as compared to prior year periods, and how we view trends with respect to sales and retention.

One sales factor that is key to our profitability is product mix. We offer a competitive product mix designed to meet the needs of our specific customer demographics and actively manage new product margins and in-force profitability. Product mix can have an impact on profitability; when we sell a higher volume of lower-margin products, we may receive more premiums, but may not be as profitable as in periods when we sell a greater percentage of higher-margin products. Our product mix in both the International Insurance segment and Domestic Insurance segment has been trending towards sales of our newer whole life products, which have a smaller margin than sales of our international endowment products. We expect this trend to continue due to the anticipated volumes of endowment maturities being replaced by higher volumes of whole life products.

Premium Revenues. Premium revenues consist of all money deposited by customers into new and existing insurance policies. We view these premiums in two categories - first year premiums are premiums received within the first 12 months of a policy's issuance and any premiums received thereafter are renewal premiums.

Throughout the MD&A, we refer to "direct" premiums as all premiums received and "net" or "total" premiums as all premiums received less premiums ceded to our reinsurers. Direct premium revenue increased 5.5% in 2025, to $188.8 million from $178.8 million in 2024. This increase was driven by sales in our Domestic Insurance segment of CLOA final expense whole life products. This was the second consecutive year of total premium revenue growth, which prior to 2024, had not increased since 2017.
1 Adjusted book value per of Class A common share is a non-GAAP measure that is calculated by dividing actual Class A common stockholders’ equity, excluding AOCI, by the number of Class A common shares outstanding at the end of the period.

December 31, 2025 | 10-K 27

CITIZENS, INC.

First Year Premiums. Direct first year premiums increased 16%, to $38.3 million in 2025, compared to $33.0 million in 2024, including 23% growth in our Domestic Insurance segment driven by new products and an increased number of producing agents. First year premiums also increased in our International Insurance segment in 2025 from 2024 as we continue to work with our distribution partners to expand products and sales.

Renewal Premiums. In 2025, our direct renewal premium revenues increased as a result of robust sales in 2024 in our Domestic Insurance segment, which resulted in a greater volume of policies making renewal premium payments in 2025. Premium growth was constrained by the high level of surrenders and matured endowments in our International Insurance segment during the last few years, which has lowered the number of policies remaining in force and paying renewal premiums in this segment.

Investment Income. Our net investment income increased from 2024 to 2025. In 2025, we received a special dividend of $1.7 million from one of our limited partnership investments due to the sale of one of its assets. Additionally, we began investing in investment grade private placement fixed income securities and structured notes, which led to slightly higher net investment income in 2025.

December 31, 2025 | 10-K 28

CITIZENS, INC.

Claims and Surrenders. Payment of policyholder benefits for claims and surrenders is our largest expense and thus key to our profitability. The three largest components of this expense are reflected in the graphs below. In 2025, compared to 2024,
•death claim benefits decreased due to a combination of lower volume of claims and the RGA Agreement alleviating some of our liability to pay these claims in 2025 as compared to 2024,
•surrenders decreased as we continue to focus on retention efforts, and
•matured endowments increased as expected due to many of our endowment policies reaching their contractual maturity dates.

Operating Expenses. Operating expenses are our second largest expense and thus also drive our operating results. Operating expenses are meaningful to gaining an understanding of how we manage our business, including among other things, salaries, benefits, and spending on growth initiatives. The primary reason for the increase in 2025 was our continued investment in the growth of our business and higher costs associated with our equity compensation program as a result of increased stock price and additional participants. Operating expenses in 2024 were negatively impacted by the accrual of $3.5 million in legal fees awarded to certain defendants in the trade secret lawsuit. We have not paid any fees and have appealed the judgment against us. See Part IV. Item 15. Note 8. Commitments and Contingencies, as well as Part I. Item 3. Legal Proceedings - Trade Secret Lawsuit for additional details.

Actuarial Assumptions. The actuarial assumptions that underlie our reserves are based upon our best estimates of certain factors such as mortality, lapses, morbidity and discount rates. Our results will be affected to the extent there is a variance between our actuarial assumptions and actual experience. This is reflected in our Consolidated Statements of Operations and Comprehensive Income as Increase (Decrease) in Future Policy Benefit Reserves and Policyholder Liability Remeasurement (Gain) Loss.

In 2025, we experienced a rebalancing in our mix of business due to the volume of maturities in our international endowment business, as well as continued growth in our Domestic Insurance segment. Our current profitability is affected by how closely actual experience matches our actuarial assumptions for these shifts, and by the amount of reserves we must hold. Updated assumptions to policyholder liability remeasurement (gain) loss improved our operating results by $2.2 million in 2025 due to better than expected experience in our Domestic Insurance segment. Actuarial assumptions are continually monitored and updated at least annually to reflect overall experience as well as emerging trends.

December 31, 2025 | 10-K 29

CITIZENS, INC.

CONSOLIDATED RESULTS OF OPERATIONS

Our Operating Segments

We manage our business in two operating segments: International Insurance and Domestic Insurance. See Part I. Item 1. Business for a discussion about the business operations in each segment.

Our insurance operations are the primary focus of the Company, as these operations generate most of our income.  See the discussion under Segment Operations below for detailed analysis. The amount of direct insurance, number of policies, and average face amounts for life policies issued during the periods indicated are shown below.

Years Ended December 31,		2025		2024
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued

International Insurance	$480,392,802	4,337	$110,766	$475,692,442	4,465	$106,538
Domestic Insurance	579,717,319	64,021	9,055	664,213,309	58,188	11,415
Total	$1,060,110,121	68,358		$1,139,905,751	62,653

In 2025, we issued $1.1 billion in new insurance, the second highest amount of insurance ever issued in a year by our company, as we continued to grow our inforce business with our newer products tailored to our specific markets.

Our International Insurance segment benefited from increased sales of our whole life product, which accounted for 64% of total insurance issued in this segment in 2025. This product tends to have higher policy face amounts than our older endowment products, leading to an increase in insurance issued internationally.

In our Domestic Insurance segment, implementation of new initiatives in CLOA, including use of information to enhance underwriting decisions with additional medical and lab data from third parties, resulted in sales of products with lower policy face amounts, which led to a lower amount of insurance issued despite a higher number of policies issued. We believe growth in this segment is being impacted by inflation on the cost of living, which has affected new sales since the customer demographic is primarily lower-income individuals.

The amount of direct insurance inforce for the years indicated is shown below.

Overall insurance inforce has grown due to the issuance of new business, but growth has been and will be impacted by persistency rates, policy maturities and surrenders.

December 31, 2025 | 10-K 30

CITIZENS, INC.

CONSOLIDATED RESULTS OF OPERATIONS

Our revenues are generated primarily by life insurance premiums and investment income from invested assets.
REVENUES

Years ended December 31, (In thousands)	2025	2024
Revenues:
Premiums:
Life insurance	$174,611	171,561
Accident and health insurance	1,760	1,785
Property insurance	—	(18)
Net investment income	72,039	69,712
Investment related gains (losses)	140	(2,626)
Other income	7,066	4,587
Total revenues	$255,616	245,001

Years ended December 31, (In thousands)	2025	2024
Life and A&H premiums:
Direct premiums:
First year	$38,292	33,022
Renewal	150,474	145,819
Total direct life and A&H premiums	188,766	178,841
Reinsurance	(12,395)	(5,495)
Total premiums	$176,371	173,346

Our first year direct premiums increased 16% in 2025 compared to 2024 due to sales of our newer product offerings and expanded distribution in our Domestic Insurance segment. Renewal premiums increased from strong first year sales in 2024 in our Domestic Insurance segment leading to higher number of policies paying renewal premiums in 2025, which more than offset the impact from matured endowments and the high level of surrenders during the last few years in our International Insurance segment.

Reinsurance ceded premiums increased in 2025 compared to 2024 due to the RGA Agreement we entered into the second quarter of 2024, which relates to our CLOA final expense business.

December 31, 2025 | 10-K 31

CITIZENS, INC.

Net Investment Income. A summary of our net investment income and net investment income performance is as follows:

Years ended December 31, (In thousands, except for %)	2025	2024
Gross investment income:
Fixed maturity securities	$63,340	60,940
Equity securities	212	302
Policy loans	5,275	5,597
Other long-term investments	5,427	4,846
Other	760	834
Total investment income	75,014	72,519
Investment expenses	(2,975)	(2,807)
Net investment income	$72,039	69,712

Average invested assets, at amortized cost	$1,544,033	1,527,356
Yield on average invested assets	4.67%	4.56%

Fixed maturity securities constitute the vast majority, or 89%, of our investment portfolio based on fair value and thus provide the majority of our net investment income. Our net fixed maturity investment portfolio, primarily invested in callable securities, has faced challenges due to the sustained low interest rate environment for the 10 years prior to 2021. Many securities were called between 2019 and 2021, which required us to reinvest in lower interest rate fixed maturity assets, which impacts net investment income and yields. In order to enhance yields, we are investing in new opportunities, including investment grade private placement fixed income securities and other asset classes, while maintaining a prudent risk profile.

Investment Related Gains (Losses).  We recorded an investment related gain of $0.1 million during 2025, compared to a loss of $2.6 million in 2024. As discussed above, the loss in 2024 was due to our write-down of the BlackRock ESG investment. In 2025, positive fair value changes in limited partnership investments, specifically our private late-stage growth and global equity funds, counterbalanced the impact of the BlackRock write-down. The changes in fair values of our equity securities are reflected as investment related gains or losses in our Consolidated Statements of Operations and Comprehensive Income, in addition to executed transactions that result in a gain or loss.

Other Income. Other income consists primarily of supplemental contracts issued to policyholders in our International Insurance segment upon the surrender or maturity of their original policies. Supplemental contracts offer our policyholders the opportunity to leave their cash with us and be paid interest at a guaranteed rate or receive an annuity, at their option.

December 31, 2025 | 10-K 32

CITIZENS, INC.

BENEFITS AND EXPENSES

Years ended December 31, (In thousands)	2025	2024
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$165,025	146,082
Increase (decrease) in future policy benefit reserves	(14,857)	(4,286)
Policyholder liability remeasurement (gain) loss	2,573	4,756
Policyholders' dividends	5,550	5,355
Total insurance benefits paid or provided	158,291	151,907
Commissions	47,265	49,118
Other general expenses	53,041	52,266
Capitalization of deferred policy acquisition costs	(39,801)	(41,302)
Amortization of deferred policy acquisition costs	18,899	17,435
Amortization of cost of insurance acquired	451	597
Total benefits and expenses	$238,146	230,021

Payments of claims and surrenders benefits constitute the vast majority of our expenses.

Claims and Surrenders.

Years ended December 31, (In thousands)	2025	2024
Claims and surrenders:
Death claim benefits	$22,067	24,292
Surrender benefits	51,119	53,609
Endowment benefits	6,424	7,554
Matured endowment benefits	76,816	53,551
A&H and other policy benefits	8,599	7,076
Total claims and surrenders	$165,025	146,082
Death claim benefits decreased 9% in 2025 compared to 2024 due to both lower volume and the RGA Agreement, which alleviates some of our liability to pay death claims. We did not have the RGA Agreement during a portion of 2024.

90% of our surrender benefits payments are made on policies surrendered in our International Insurance segment. These policies are generally policies that have been in place for many years, built up cash values, and have little or no surrender charges remaining. Surrender benefits decreased 5% in 2025 compared to 2024 and vary from one period to another. We continue to focus efforts on retention initiatives.

Over the past several years, many of our endowment policies have been reaching their contractual maturity dates and in 2025, we experienced our highest level of matured endowment benefits payments ever. We anticipated this $23.3 million increase in 2025 based upon the contractual maturity dates. We expect matured endowment benefits to remain at elevated, but slightly lower levels over the next few years, as more of these contracts expire.

Increase (Decrease) in Future Policy Benefit Reserves.  Future policy benefit reserves reflect the liability established to provide for the future payment of policy benefits and thus they generally increase when we have a larger in force block of business due to higher sales and persistency (i.e., more policies on which we expect to pay future benefits) and decrease when we have lower sales and persistency. In the year ended December 31, 2025,

December 31, 2025 | 10-K 33

CITIZENS, INC.

the change in future policy benefit reserves decreased significantly as compared to 2024 despite the increase in our inforce business, due to the amount of reserves released in connection with matured endowments.

Policyholder Liability Remeasurement (Gain) Loss. Most of our products are long-duration contracts that provide a specified, fixed amount of insurance benefit in exchange for a fixed premium. When a policy is initially issued, we establish a "net premium ratio" ("NPR") using assumptions regarding expected premiums and policyholder benefit liabilities. On a quarterly basis, we review actual versus expected experience in such quarter, which is reported as a policyholder liability remeasurement gain (if better performance than assumptions) or loss (if lower performance than assumptions). Additionally, the best estimate assumptions are updated every year in our third quarter and are reflected on our income statement as a policyholder liability remeasurement gain or loss. In 2025, the remeasurement (gain) loss was positively affected by updates to mortality and lapse assumptions that better reflect emerging experience for each of our segment blocks of business.

Commissions. Commission expenses are a cost of acquiring business, as commissions are the primary compensation paid to our independent agents for selling our products. First year commission rates are higher than renewal commission rates and thus commissions fluctuate directly in relation to first year sales. Although first year sales increased in 2025 as compared to 2024, commissions decreased due to the RGA Agreement since RGA shares in commission expenses.

Other General Expenses.  Total general expenses increased $0.8 million in 2025 compared to 2024. Although we continue to incur costs related to our strategic growth initiatives and costs incurred associated with our equity compensation program due to higher stock price and additional participants, we incurred a $3.5 million legal fee in the 2024 due to the trade secret lawsuit. We continue to work on managing controllable operating expenses while investing in growth initiatives.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  We capitalize costs related to successful sales of our insurance products, which include certain commissions, policy issuance costs, and underwriting and agency expenses. These costs vary based upon amounts of premiums received and ceded related to new and renewal business.

Amortization of Deferred Policy Acquisition Costs. Amortization of DAC totaled $18.9 million and $17.4 million in 2025 and 2024, respectively. DAC is amortized on a constant level basis over the expected term of the related contracts to approximate straight-line amortization.

Federal Income Tax. Tax expense increased in 2025 resulting in an effective tax rate of 16.5%, compared to 0.5% in 2024. The increase in 2025 primarily reflects higher taxable U.S. income and discrete tax adjustments recorded in the year. Excluding the discrete tax adjustments, the effective tax rate in 2025 would have been 11.6%. In 2025, the Company recognized an $0.8 million return-to-provision true-up related to 2024 Subpart F income adjustments from partnership investments, which increased tax expense in the year.

The Company's tax rate was impacted by differences between our effective tax rate and the statutory tax rate resulting from income and expense items that are treated differently for financial reporting and tax purposes. In addition, CICA International is considered a controlled foreign corporation for federal tax purposes and CICA International's activity gives rise to taxable income in the U.S. as Subpart F Income, which is treated as a permanent tax difference and therefore included in the Company's effective tax rate calculation. See Part I. Item 1. Note 11. Income Taxes in the notes to our consolidated financial statements herein.

SEGMENT OPERATIONS

Effective December 31, 2025, the Company reorganized its insurance reporting structure, shifting from Life Insurance and Home Service Insurance segments to Domestic Insurance and International Insurance segments.

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

December 31, 2025 | 10-K 34

CITIZENS, INC.

The re-segmentation has been applied retrospectively to all periods presented to ensure comparability. The following tables present segment information for the years ended December 31, 2025 and 2024, as if the current segment structure had been in place during those periods. The following table sets forth income (loss) before federal income taxes by segment during the periods indicated.

Years ended December 31, (In thousands)	2025	2024
Income before federal income taxes:
Segments:
International	$14,382	23,512
Domestic	12,133	1,914
Total Segments	26,515	25,426
Other Non-Insurance Enterprises	(9,045)	(10,446)
Total income before federal income taxes	$17,470	14,980

INTERNATIONAL INSURANCE

Detailed results of operations for the International Insurance segment for the periods indicated are as follows:

Years ended December 31, (In thousands)	2025	2024
Revenues:
Premiums:
Life insurance	$117,646	118,042
Accident and health insurance	709	761
Net investment income	50,869	49,174
Investment related gains (losses), net	(478)	(1,929)
Other income	6,913	4,534
Total revenues	175,659	170,582
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	139,017	117,730
Increase (decrease) in future policy benefit reserves	(27,310)	(15,364)
Policyholder liability remeasurement (gain) loss	7,175	4,400
Policyholders' dividends	5,214	4,891
Total insurance benefits paid or provided	124,096	111,657
Commissions	22,381	22,333
Other general expenses	22,154	20,818
Capitalization of deferred policy acquisition costs	(21,371)	(21,232)
Amortization of deferred policy acquisition costs	14,017	13,494
Total benefits and expenses	161,277	147,070
Income (loss) before federal income taxes	$14,382	23,512

In our International Insurance segment, income before federal income tax was $14.4 million in 2025, as compared to $23.5 million in 2024. Maturing endowments over the last several years have negatively impacted renewal premiums and in 2025, we had our highest level of matured endowments, which led to the $21.3 million increase in claims and surrenders. We expect this amount to decrease in 2026 and consistently over the next few years, as these contracts continue to expire.

December 31, 2025 | 10-K 35

CITIZENS, INC.

Premium breakout is detailed below.

Years ended December 31, (In thousands)	2025	2024
Premiums:
Direct premiums:
First year	$16,231	15,104
Renewal	103,946	105,352
Total direct premiums	120,177	120,456
Reinsurance	(1,822)	(1,653)
Total premiums	$118,355	118,803

Direct premiums decreased by $0.3 million in 2025 as compared to 2024 due to the impact the matured endowments have had on renewal premiums. First year premiums continued to grow due to sales of new products.

Our International Insurance segment derives its premiums from policyholders residing in nearly 80 countries worldwide. The following table sets forth our premiums by top locations for the years ended December 31, 2025 and 2024.

Years ended December 31, (In thousands)	2025	2024
International premiums:
Colombia	$28,115	25,727
Taiwan	14,359	16,690
Ecuador	13,550	13,159
Venezuela	13,322	14,305
Argentina	11,758	10,319
Other	40,135	40,090
Reinsurance and change in premium accruals	(2,884)	(1,487)
Total premiums	$118,355	118,803

Sales in Taiwan have been declining recently due to leadership succession related difficulties within our primary distribution agency in Taiwan, regulatory challenges and geopolitical shift. We are facing some headwinds in Venezuela that may affect premium revenues due to the strength of the U.S. dollar compared to the local currency and their difficulties to obtain dollars. The recent political instability may cause further decline in this business. We continue to closely monitor emerging trends in our Venezuela business.

Investment Related Gains (Losses), Net.  Investment related gains and losses improved in 2025 compared to 2024 largely due to the BlackRock write-down in 2024. These gains and losses are generally a result of the change in estimated fair market value for our limited partnerships, as previously discussed.

Other Income. Other income consists primarily of supplemental contracts issued to policyholders upon the surrender or maturity of their original policies. Supplemental contracts offer our policyholders the opportunity to leave their cash with us and be paid interest at a guaranteed rate or receive an annuity, at their option. As our matured endowments have increased, a growing number of policyholders have chosen to enter into a supplemental contract and thus other income has steadily increased over the last few years.

December 31, 2025 | 10-K 36

CITIZENS, INC.

Benefits and Expenses.

Claims and surrender benefits breakout is detailed below.

Years ended December 31, (In thousands)	2025	2024
Claims and surrenders:
Death claim benefits	$2,449	2,231
Surrender benefits	46,170	48,767
Endowment benefits	6,419	7,546
Matured endowment benefits	76,087	52,859
A&H and other policy benefits	7,892	6,327
Total claims and surrenders	$139,017	117,730

As discussed, the majority of our claims and surrender benefits in this segment were related to payment of matured endowment benefits. Surrender benefits are also a large component of this expense; often as surrender charges expire on endowments after certain periods, policyholders surrender their policies to access the cash value. Surrenders decreased in 2025 compared to 2024, which we believe is due to our retention efforts.

Other General Expenses. General expenses increased due primarily to elevated convention costs and increased consulting related to the campaigns to expand our market to drive long-term value.

December 31, 2025 | 10-K 37

CITIZENS, INC.

DOMESTIC INSURANCE

Detailed results of operations for the Domestic Insurance segment for the periods indicated are as follows:

Years ended December 31, (In thousands)	2025	2024
Revenues:
Premiums:
Life insurance	$56,965	53,519
Accident and health insurance	1,051	1,024
Property insurance	—	(18)
Net investment income	20,420	19,654
Investment related gains (losses), net	587	(680)
Other income (loss)	28	(30)
Total revenues	79,051	73,469
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	26,008	28,352
Increase in future policy benefit reserves	12,453	11,078
Policyholder liability remeasurement (gain) loss	(4,602)	356
Policyholders' dividends	336	464
Total insurance benefits paid or provided	34,195	40,250
Commissions	24,884	26,785
Other general expenses	20,936	20,052
Capitalization of deferred policy acquisition costs	(18,430)	(20,070)
Amortization of deferred policy acquisition costs	4,882	3,941
Amortization of cost of insurance acquired	451	597
Total benefits and expenses	66,918	71,555
Income (loss) before federal income taxes	$12,133	1,914

In our Domestic Insurance segment, income before federal income tax was $12.1 million in 2025, as compared to $1.9 million in 2024. The significant increase was driven by increased premiums and lower insurance benefits paid or provided due to better experience in this segment.

Premium breakout is detailed below.

Years ended December 31, (In thousands)	2025	2024
Life & A&H premiums:
Direct Life & A&H premiums:
First year	$22,061	17,918
Renewal	46,528	40,467
Total direct life and A&H premiums	68,589	58,385
Reinsurance	(10,573)	(3,842)
Total life and A&H premiums	$58,016	54,543

Total direct premiums increased in 2025 compared to 2024 due largely to continued first year premium growth in our CLOA final expense business as well as higher renewal premiums due to the large volume of sales in 2024.

December 31, 2025 | 10-K 38

CITIZENS, INC.

Because of the RGA Agreement, reinsurance premiums ceded also increased significantly, leading to an overall increase in premium revenue in this segment of $3.5 million.

Benefits and Expenses.

Claims and surrender benefits breakout is detailed below.

Years ended December 31, (In thousands)	2025	2024
Claims and surrenders:
Death claim benefits	$19,618	22,061
Surrender benefits	4,949	4,842
Endowment benefits	5	8
Matured endowment benefits	729	692
A&H and other policy benefits	707	749
Total claims and surrenders	$26,008	28,352

In our Domestic Insurance segment, the majority of claims and surrender benefits is death claim benefits. Death claim benefits decreased 11% in 2025 compared to 2024 due to a combination of lower volume and our coinsurance agreement with RGA alleviating some of our liability to pay these claims. We did not have the RGA Agreement during a portion of 2024. Mortality experience is closely monitored by the Company as a key performance indicator and fluctuates from quarter-to-quarter based on reported claims.

Policyholder Liability Remeasurement (Gain) Loss. In 2025, remeasurement gain increased significantly as a result of favorable mortality experience compared to our previous assumptions.

Other General Expenses. Other general expenses increased by $0.9 million in 2025 compared to 2024 due to growth in this business.

NON-INSURANCE ENTERPRISES

Years ended December 31, (In thousands)	2025	2024
Income (loss) before federal income tax	$(9,045)	(10,446)

This operating unit represents the administrative support functions for the insurance operations. Its revenues are primarily intercompany and have been eliminated in consolidation under U.S. GAAP, which typically results in a loss. Revenue in this operating unit consists primarily of net investment income and investment related gains or losses, while expenses consist of other general expenses related to corporate functions. The loss reported for 2025 decreased mostly due to a $3.5 million legal fee incurred during the second quarter of 2024, which did not recur in 2025, though this was somewhat offset by increased equity incentive compensation program from additional participants and a higher share price, which led to greater costs recognized as these awards vest.

INVESTMENTS

Our investments are an integral part of our business success, as we invest the majority of premiums collected to pay for future benefits and rely on net investment income for our ongoing operations. Our cash and invested assets at December 31, 2025 were $1.5 billion, of which 88% was invested in fixed maturity securities, all of which are classified as available-for-sale. We closely monitor the duration of our fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy our insurance obligations.

December 31, 2025 | 10-K 39

CITIZENS, INC.

The following table shows the carrying value of our investments by investment category and cash and cash equivalents and the percentage of each to total cash, cash equivalents and invested assets.

As of December 31, (In thousands, except for %)	2025	%	2024	%
Cash, cash equivalents and invested assets:
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$7,008	0.5%	$9,213	0.6%
Corporate	866,870	59.2	794,989	56.0
Municipal bonds (1)	268,792	18.3	268,302	18.9
Mortgage-backed (2)	111,982	7.6	93,953	6.6
Asset-backed	33,209	2.3	54,504	3.9
Total fixed maturity securities	1,287,861	87.9	1,220,961	86.0
Cash and cash equivalents	22,976	1.6	29,271	2.0
Other investments:
Policy loans	67,455	4.6	71,216	5.0
Equity securities	1,356	0.1	5,447	0.4
Other long-term investments	85,439	5.8	93,604	6.6
Total cash, cash equivalents and invested assets	$1,465,087	100.0%	$1,420,499	100.0%
(1) Includes $106.9 million and $113.4 million of securities guaranteed by third parties at December 31, 2025 and 2024, respectively.
(2) Includes $101.1 million and $92.8 million of U.S. Government-sponsored enterprises at December 31, 2025 and 2024, respectively.

The carrying value of the Company’s fixed maturity securities investment portfolio at December 31, 2025 was $1.3 billion compared to $1.2 billion at December 31, 2024. This increase primarily reflects the impact of interest rate sensitivity on the fair value of our fixed maturity securities. The distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2025 did not materially change from December 31, 2024 – the weighted average was “A” at both dates.

Cash and cash equivalents decreased as of December 31, 2025 compared to December 31, 2024 and fluctuate from period to period primarily due to the timing of operating and investing activities.

Other long-term investments decreased to $85.4 million as of December 31, 2025, as compared to $93.6 million as of December 31, 2024 primarily due to the fact that we divested from one of our holdings to invest in new opportunities, including investment grade private placement fixed income securities and structured notes. This reduction was partially counterbalanced by capital contributions to other investments and the impact of changes in the fair market value of our limited partnership holdings.

The following table shows annualized investment yields by segment and on a consolidated basis as of December 31 for each year presented.

Year	International Insurance	Domestic Insurance	Consolidated
2025	4.70%	4.59%	4.67%
2024	4.59%	4.49%	4.56%

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

December 31, 2025 | 10-K 40

CITIZENS, INC.

reinvestment in lower interest rate fixed maturity assets, which has begun and will continue to impact net investment income and yields. However, diversification of our investment portfolio into limited partnership investments helped offset that challenging investment environment.

Credit quality is an important feature of our fixed maturity securities because it directly affects the likelihood that an issuer will repay its debt—and therefore impacts both risk and return in a bond portfolio. Credit ratings are assigned by a Nationally Recognized Statistical Rating Organization ("NRSRO") such as Moody’s Investors Service and Standard & Poor’s.  A credit rating assigned by a NRSRO is a quality-based rating, with AAA representing the highest quality (i.e., strong finances and lowest default risk) and D the lowest, with BBB and above being considered high-quality investment grade.  If an issuer does not have a NRSRO rating, we may look at credit ratings assigned by the NAIC Securities Valuation Office ("SVO").  Fixed maturity securities that we hold that are rated by the SVO are grouped together with the bonds held in the equivalent NRSRO category, and securities that are not rated by a NRSRO or SVO are included in the "other" category.

The following table shows the credit ratings of our fixed maturity securities portfolio by carrying value.

December 31, (In thousands, except for %)	2025	%	2024	%
AAA	$46,889	3.6%	$36,458	3.0%
AA	323,248	25.1	332,010	27.2
A	457,705	35.6	393,598	32.2
BBB	443,486	34.4	449,117	36.8
BB and other	16,533	1.3	9,778	0.8
Totals	$1,287,861	100.0%	$1,220,961	100.0%

Our investment policy requires us to invest primarily in fixed maturity securities that are investment grade.  The small percentage of non-investment grade securities that we hold are primarily the result of ratings downgrades. Additionally, in the third quarter of 2025, the Company purchased a structured note that includes a component categorized as non-investment grade fixed maturity securities.

December 31, 2025 | 10-K 41

CITIZENS, INC.

Obligations of States and Political Subdivisions

18% of the Company’s fixed maturity securities investment portfolio at December 31, 2025 consists of municipal bonds, which are securities that are obligations of states and political subdivisions. A portion of these municipal bonds include third-party guarantees, which enhances a bond's credit rating.  A presentation of our municipal bonds by credit rating and third-party guarantee is below.

	December 31, 2025
	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Municipal fixed maturity securities shown including third-party guarantees:
AAA	$12,054	11,898	12,837	12,996	3,366	3,235	28,257	28,129	9.6%
AA	41,346	41,441	111,291	126,886	8,438	8,607	161,075	176,934	60.0
A	2,894	3,148	64,804	73,625	2,143	2,120	69,841	78,893	26.8
BBB	122	124	7,016	7,688	—	—	7,138	7,812	2.7
BB and other	2,446	2,544	35	35	—	—	2,481	2,579	0.9
Total	$58,862	59,155	195,983	221,230	13,947	13,962	268,792	294,347	100.0%
Municipal fixed maturity securities shown excluding third-party guarantees:
AA	$30,747	30,657	37,487	42,910	4,554	4,569	72,788	78,136	26.6
A	13,080	13,297	75,294	84,000	2,975	3,094	91,349	100,391	34.1
BBB	2,588	2,737	20,607	22,014	46	56	23,241	24,807	8.4
BB and other	12,447	12,464	62,595	72,306	6,372	6,243	81,414	91,013	30.9
Total	$58,862	59,155	195,983	221,230	13,947	13,962	268,792	294,347	100.0%

The table below shows the categories in which we held investments in special revenue municipal bonds that were greater than 10% of the fair value of our total municipal bond portfolio at December 31, 2025.

(In thousands, except for %)	Fair Value	Amortized Cost	% of Total Fair Value
Education	$40,029	45,849	14.9%
Utilities	42,493	46,251	15.8%
Transportation	32,662	39,555	12.2%

The Company's municipal bond portfolio consists of bonds from state and political subdivisions in many states; however, as of December 31, 2025, municipal bonds from issuers in Texas and California comprised 21% and 17%, respectively, of the portfolio. There were no other states or individual issuer holdings equal to or greater than 10% of the total municipal bond portfolio as of December 31, 2025.

December 31, 2025 | 10-K 42

CITIZENS, INC.

The table below reflects our Texas municipal bonds by credit rating at December 31, 2025.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas state and political subdivision fixed maturity securities including third-party guarantees:
AAA	$11,548	11,396	2,487	2,496	—	—	14,035	13,892
AA	13,540	13,525	16,229	18,703	46	55	29,815	32,283
A	—	—	10,845	14,730	—	—	10,845	14,730
BBB	—	—	2,948	2,920	—	—	2,948	2,920
Total	$25,088	24,921	32,509	38,849	46	55	57,643	63,825

Texas state and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$20,768	20,606	4,242	4,760	—	—	25,010	25,366
A	3,093	3,090	13,011	14,888	—	—	16,104	17,978
BBB	—	—	6,222	6,281	46	55	6,268	6,336
BB and other	1,227	1,225	9,034	12,920	—	—	10,261	14,145
Total	$25,088	24,921	32,509	38,849	46	55	57,643	63,825

The table below reflects our California municipal bonds by credit rating at December 31, 2025.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
California state and political subdivision fixed maturity securities including third-party guarantees:
AA	$2,136	2,108	32,879	39,142	4,571	4,743	39,586	45,993
A	1,329	1,650	5,744	6,584	—	—	7,073	8,234
Total	$3,465	3,758	38,623	45,726	4,571	4,743	46,659	54,227
California state and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$461	446	5,505	7,083	732	760	6,698	8,289
A	3,004	3,312	18,606	21,604	1,835	1,975	23,445	26,891
BB and other	—	—	14,512	17,039	2,004	2,008	16,516	19,047
Total	$3,465	3,758	38,623	45,726	4,571	4,743	46,659	54,227

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

We analyze our available-for-sale ("AFS") fixed maturity securities that are experiencing unrealized losses to ascertain if there is an expectation of credit-related impairments. We did not record any credit valuation allowances on fixed maturity securities in either 2025 or 2024.

Gross unrealized losses on AFS fixed maturity securities amounted to $154.3 million as of December 31, 2025 and $185.7 million as of December 31, 2024.  The enhancement in gross unrealized losses seen in 2025 stemmed from the rise in average market interest rates at the close of 2025, relative to those at the end of 2024.

Information on both unrealized and realized gains and losses by category is set forth in Part IV. Item 15. Note 2. Investments of the notes to our consolidated financial statements.

December 31, 2025 | 10-K 43

CITIZENS, INC.

REINSURANCE

Our insurance subsidiaries use reinsurance to share life insurance risks with other companies, reducing exposure beyond their chosen retention limits and managing statutory capital. The Company periodically reviews and may adjust its retention levels, which can affect ceded premiums and revenues. Despite reinsurance, our subsidiaries remain responsible for policy obligations and may be liable if reinsurers fail to meet their commitments.

By evaluating our surplus in relation to the insured liabilities we maintain after retention, we consider our reinsurance arrangements to adequately provide for flexibility of strategy while protecting against downside risk.

The effect of reinsurance on premiums is as follows.

Years ended December 31, (In thousands)	2025	2024
Direct premiums	$188,766	178,836
Reinsurance assumed	51	67
Reinsurance ceded	(12,446)	(5,575)
Net premiums	$176,371	173,328

Our insurance subsidiaries monitor the solvency of their reinsurers to minimize the risk of loss in the event of default by a reinsurer.  The primary reinsurers of our insurance subsidiaries are large, well-capitalized entities who have ratings by A.M. Best Company ranging from A- (Excellent) to A+ (Superior).

The effect of reinsurance on life insurance in force is as follows.

As of December 31, (In millions)	2025	2024
Direct written life insurance in force	$5,432	5,228
Reinsurance assumed	3	3
Reinsurance ceded	(910)	(821)
Net life insurance in force	$4,525	4,410

LIQUIDITY AND CAPITAL RESOURCES

Below are our primary capital resources (based on carrying value) at December 31, 2025 and 2024.

(In thousands)	2025	2024
Fixed maturity securities	$1,287,861	1,220,961
Cash and cash equivalents	22,976	29,271

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations. Cash provided by operating activities is an important liquidity metric because it reflects, during a given period, the amount of cash generated that is available to pay operating expenses, invest in our business or make strategic acquisitions. We manage our insurance operations as described herein in order to ensure that we have stable and reliable sources of cash flows to meet our obligations. In the year ended December 31, 2025, our operations provided $18.0 million of net cash.

We currently anticipate meeting our short-term and long-term cash needs with cash generated by our insurance operations and from our invested assets. 89% of our investments consist of marketable fixed maturity securities classified as available-for-sale that could be readily converted to cash for liquidity needs. Additionally, we may raise capital by selling shares in our SIP (as defined below) and may access our Credit Facility if needed (also as described below). Citizens had no debt at December 31, 2025.

December 31, 2025 | 10-K 44

CITIZENS, INC.

We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows, for the most part, are reinvested in new investments. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds. We purchased $170.4 million of fixed maturity securities and we also used $17.0 million to purchase other long-term investments in 2025.

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

We renewed our Credit Facility with Regions Bank on May 3, 2024 for an additional three years. See Part IV. Item 15. Note 8. Commitments and Contingencies in the notes to our consolidated financial statements, herein, for a description of the Credit Facility. The Credit Facility provides additional liquidity to the Company for short-term or longer-term needs. As of December 31, 2025, we have not borrowed any money under the Credit Facility.

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium revenues, investment income and proceeds from investment maturities, calls or sales. Primary cash needs are for payments of policyholder benefits, investment purchases, and operating expenses. We manage our insurance operations in order to ensure that we have stable and reliable sources of cash flow to meet our obligations. As we have discussed, we have been growing our domestic CLOA business by developing new products and expanding our distribution channels, which has led to significant increases in first year premiums (i.e., new sales) in our Domestic Insurance segment in the last two years. When selling new policies, we incur upfront policy acquisition costs, such as agent commission payments. While historically, cash flows from our operations have been sufficient to meet our cash needs, we entered into the RGA Agreement to help with some of the costs, and the insurance subsidiaries also have the available-for-sale fixed maturity investment portfolio available to create additional cash flows if required. Two of our insurance subsidiaries are members of the Federal Home Loan Bank ("FHLB") of Dallas. FHLB membership provides the insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. While not the only source of additional liquidity, the FHLB could provide the insurance subsidiaries with an additional source of liquidity, if needed.

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

December 31, 2025 | 10-K 45

CITIZENS, INC.

Trends, Demands and Restrictions on our Uses of Cash

Payments of benefits for claims and surrenders are our largest use of cash. There are three primary components of these payments: death claims, surrenders and matured endowments.

Matured Endowments. Our endowment products have contractual maturity dates and provide the policyholder with alternatives once the policy matures - they can choose to take a lump sum payout or leave the money on deposit at interest with the Company. Approximately 15% of the endowments in force will mature in the next five years, totaling approximately 5% of our in force business as of December 31, 2025. Policyholder election behavior is unknown, but if too many policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell its investments at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the market rate we are earning on our investments. We currently anticipate that our available operating cash flow and capital resources will be adequate to meet our needs for funds, and we are closely monitoring our policyholder behavior patterns, and in 2024, introduced a new product designed to allow policyholders with maturing endowments to purchase a new life insurance policy.

Surrenders. Surrender benefits, which have been high the last several years, slightly decreased during 2025. In order to mitigate the risk of early policyholder surrenders, we include provisions in our insurance policies, such as surrender charges, that help limit and discourage early withdrawals, but as many of our policies reach the age where surrender charges have expired or significantly decreased, we have experienced high levels of surrenders. We believe that surrenders have been high due to other reasons, including the loss of one of our biggest distributors in Venezuela in 2018, increasing interest rates, which may encourage policyholders to seek higher rates of return in different investment products, post-pandemic beliefs that life insurance may not be as important as it was during the pandemic, and inflationary pressures, which may cause policyholders to want the cash values of their policies due to decreased purchasing power elsewhere. To the extent that early surrenders are higher than expected, our use of cash could be higher than expected. We continue to monitor surrenders and early withdrawals and focus on our retention initiatives and efforts to retain cash when policyholders surrender their policies.

Our liquidity is also negatively impacted with high matured endowments and surrenders, as they lead to lower renewal premiums.

Death Claims. Our product pricing assumes a certain mortality rate and thus a primary liquidity concern is the risk of higher than expected mortality experience. Our death benefit payments decreased in the year ended December 31, 2025 as compared to 2024, partially as a result of RGA paying a portion of the death benefits pursuant to the RGA Agreement.

Commissions. Another significant use of cash is payment of commissions. In our Domestic Insurance segment, we pay advance commissions on some of our insurance products, meaning we pay an agent a portion of their first-year commission immediately upon sale of a policy, rather than "as earned", or when premiums are received by us. Because of this, another liquidity concern is that rapid growth in first year sales of these products creates a significant increase in commission payments. Since CLOA sales have increased significantly since the third quarter of 2023, in order to offset some of this strain on our capital, we entered into the RGA Agreement in the second quarter of 2024 and elected to cede 50% of our final expense business to RGA. We may also seek other options, such as loans at the holding company level (from the Credit Facility or otherwise) that would allow us to reduce the liquidity risk should required commission payments exceed current resources.

See Part IV. Item 15. Note 8. Commitments and Contingencies, as well as Part I. Item 3. Legal Proceedings - Trade Secret Lawsuit, for a discussion of the trade secret lawsuit, which could negatively impact our cash if we do not succeed in our appeal.

December 31, 2025 | 10-K 46

CITIZENS, INC.

Regulatory Restrictions on our Use of Cash

As discussed above, we are subject to regulatory capital requirements that could affect the Company’s ability to access capital from our insurance operations or cause the Company to have to put additional cash in our wholly-owned subsidiaries.

Our domestic companies are subject to minimum capital requirements set by the NAIC in the form of risk-based capital ("RBC"). RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a Capital Maintenance Agreement between Citizens and CLOA, Citizens' wholly-owned subsidiary domiciled in Colorado, that would require Citizens to contribute capital to CLOA in order to maintain a RBC level above 350%. At December 31, 2025, our domestic insurance subsidiaries were above the required minimum RBC levels and CLOA was above 350%.

CICA International is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards, but rather requires that an insurer submit a business plan for approval to the OIC that includes proposed minimum capital and surplus. CICA International is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. At December 31, 2025, CICA International exceeded the required minimum capital and related ratio.

Any capital that Citizens is required to contribute to its insurance subsidiaries would negatively impact the holding Company's capital resources and liquidity.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As a life insurance company, the vast majority of our known contractual and other obligations relate to our future policy benefits payable. These amounts have been projected utilizing assumptions based upon our historical experience and anticipated future experience. Because life insurance is a long-duration product, we believe that 81% of our future policy benefit reserves will be payable in more than 5 years, due to the ages of our insureds, years to policy maturity, and our past experience with persistency, claims and surrenders.

Expected timing of those payments and other known obligations are as follows:

Year ended December 31, 2025 (In thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual Obligations:
Investment commitments	$10,909	4,532	2,924	1,625	1,828
Real estate leases	7,868	1,602	3,251	3,015	—
Future policy benefit reserves	1,453,366	72,771	106,563	100,081	1,173,951
Policy claims payable	8,772	8,772	—	—	—
Other obligations	4,800	4,800	—	—	—
Total contractual obligations	$1,485,715	92,477	112,738	104,721	1,175,779

Other Obligations. Other obligations are related to the legal accrual for litigation expense awarded in the trade secret lawsuit, as disclosed in Part I. Item 3. Legal Proceedings and in Part IV. Item 15. Note 8. Commitments and Contingencies of the notes to consolidated financial statements.

The Company does not have off-balance sheet arrangements at December 31, 2025. We do not utilize special purpose entities as investment vehicles, nor do we invest in any such entities that engage in speculative activities of any nature. In addition, we do not hedge our investment positions.

December 31, 2025 | 10-K 47

CITIZENS, INC.

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

December 31, 2025 | 10-K 48

CITIZENS, INC.

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

DAC is amortized on a constant level basis over the expected term of the related contracts to approximate straight-line amortization. For CICA International and CLOA, the constant level basis used is policy count in force. For SPLIC, the constant level basis used is face amount in force. The constant level bases used for amortization are projected using mortality and lapse assumptions that are based on the Company’s experience, industry data, and other factors at the end of each reporting period and are consistent with those used for the liability for future policy benefit life reserves. Annually, the Company completes experience studies to evaluate mortality and lapse assumptions. If those assumptions are updated, the DAC amortization basis is recalculated and the impact of the assumption change will be reflected in the cohort level amortization in future periods.

POLICY LIABILITIES

As premium revenue is recognized, a liability for future policy benefits is accrued. The liability for a future policy benefit is the present value of estimated future policy benefits to be paid to or on behalf of policyholders less the present value of estimated future net premiums to be collected from policyholders. The liability is estimated using current assumptions that include investment yields, discount rate, mortality, lapses and withdrawals. These current assumptions are based on judgments that consider the Company’s historical experience, industry data, and other factors. Annually, the Company completes experience studies to evaluate mortality and lapse assumptions. The results of these studies are used to update current year best estimate assumptions used in establishing benefit liabilities and DAC.

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

December 31, 2025 | 10-K 49

CITIZENS, INC.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and reported to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure.

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

Management evaluated the design and operating effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this evaluation, management concluded that our internal control over financial reporting as of December 31, 2025 was effective.

Grant Thornton LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2025. Their attestation report is included in Item 9A(c) of this Annual Report.

December 31, 2025 | 10-K 50

CITIZENS, INC.

(c) ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Citizens, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Citizens, Inc. (a Colorado corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 12, 2026, expressed an unqualified opinion on those financial statements.

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

December 31, 2025 | 10-K 51

CITIZENS, INC.

become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida
March 12, 2026

(d) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   OTHER INFORMATION

During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Citizens, Inc. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

December 31, 2025 | 10-K 52

CITIZENS, INC.

PART III

The information in this Part III indicated below is incorporated by reference from other sections of this Annual Report on Form 10-K or from our definitive proxy statement pursuant to General Instruction G(3) of Form 10-K. We plan to file our definitive proxy statement for our 2026 annual meeting of shareholders within 120 days after December 31, 2025.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 of this Annual Report on Form 10-K incorporates by reference the information in the sections entitled "Stock Ownership Information" and "Securities Authorized for Issuance under Equity Compensation Plans" in our Proxy Statement.

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

December 31, 2025 | 10-K 53

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

December 31, 2025 | 10-K 54

CITIZENS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Citizens, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Citizens, Inc. (a Colorado corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 12, 2026 expressed an unqualified opinion.

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

Assumptions used in the Estimation of the Liability for Future Policy Benefit Reserves - Life Insurance

As described further in Notes 1 and 5 to the consolidated financial statements, the Company estimates a liability for future policy benefit reserves which is calculated as the present value of estimated future policy benefits to be paid to or on behalf of policyholders of life insurance contracts, less the present value of estimated future net premiums to be collected from policyholders on those same life insurance contracts. Management’s estimate of the liability for future policy benefit reserves for life insurance was $1.19 billion as of December 31, 2025. The liability is estimated using actuarial assumptions including those for mortality and lapse. Changes to the mortality and lapse assumptions impact both the timing and amount of estimated future policy benefits to be paid and future net premiums to be collected from policyholders on life insurance contracts. These assumptions, which are updated annually, are based

December 31, 2025 | 10-K 55

CITIZENS, INC.

on judgments that consider the Company’s historical experience, industry data and other factors. We identified the updating of the mortality and lapse assumptions used in the estimation of the liability for future policy benefit reserves – life insurance as a critical audit matter.

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

Fort Lauderdale, Florida
March 12, 2026

December 31, 2025 | 10-K 56

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Balance Sheets
December 31, (In thousands)	2025	2024
Assets:
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: $1,432,454 and $1,401,301 in 2025 and 2024, respectively)	$1,287,861	1,220,961
Equity securities, at fair value	1,356	5,447
Policy loans	67,455	71,216
Other long-term investments (portion measured at fair value $85,157 and $93,337 in 2025 and 2024, respectively)	85,439	93,604
Total investments	1,442,111	1,391,228
Cash and cash equivalents (restricted portion: $1,554 in 2025 and 2024)	22,976	29,271
Accrued investment income	18,241	17,546
Receivable for securities	90	—
Reinsurance recoverable	10,874	6,941
Deferred policy acquisition costs	220,537	199,635
Cost of insurance acquired	8,995	9,446
Federal income tax receivable	624	148
Property and equipment, net	9,835	10,574
Due premiums	11,299	11,721
Other assets (less allowance for losses of $740 and $516 in 2025 and 2024, respectively)	9,178	8,815
Total assets	$1,754,760	1,685,325

See accompanying Notes to Consolidated Financial Statements.

December 31, 2025 | 10-K 57

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Balance Sheets
December 31, continued (In thousands, except share amounts)	2025	2024
Liabilities and Stockholders' Equity:
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,188,089	1,172,034
Accident and health insurance	1,338	1,071
Total future policy benefit reserves	1,189,427	1,173,105
Policyholders' funds:
Annuities	175,569	149,977
Dividend accumulations	51,360	47,768
Premiums paid in advance	29,055	31,182
Policy claims payable	8,772	8,822
Other policyholders' funds	7,955	7,271
Total policyholders' funds	272,711	245,020
Total policy liabilities	1,462,138	1,418,125
Commissions payable	4,186	4,546
Deferred federal income tax liability, net	5,996	3,442
Other liabilities	47,455	48,857
Total liabilities	1,519,775	1,474,970
Commitments and contingencies (Notes 7 and 8)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 54,625,652 and 54,235,165 shares issued and outstanding as of December 31, 2025 and 2024, respectively, including shares in treasury of 4,327,810 in 2025 and 2024	272,294	269,799
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2025 and 2024, including shares in treasury of 1,001,714 in 2025 and 2024	3,184	3,184
Retained earnings	71,653	57,062
Accumulated other comprehensive income (loss)	(88,421)	(95,965)
Treasury stock, at cost	(23,725)	(23,725)
Total stockholders' equity	234,985	210,355
Total liabilities and stockholders' equity	$1,754,760	1,685,325

See accompanying Notes to Consolidated Financial Statements.

December 31, 2025 | 10-K 58

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Loss)
Years Ended December 31, (In thousands, except share amounts)	2025	2024
Revenues:
Premiums	$176,371	173,328
Net investment income	72,039	69,712
Investment related gains (losses), net	140	(2,626)
Other income	7,066	4,587
Total revenues	255,616	245,001
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	165,025	146,082
Increase (decrease) in future policy benefit reserves	(14,857)	(4,286)
Policyholder liability remeasurement (gain) loss	2,573	4,756
Policyholders' dividends	5,550	5,355
Total insurance benefits paid or provided	158,291	151,907
Commissions	47,265	49,118
Other general expenses	53,041	52,266
Capitalization of deferred policy acquisition costs	(39,801)	(41,302)
Amortization of deferred policy acquisition costs	18,899	17,435
Amortization of cost of insurance acquired	451	597
Total benefits and expenses	238,146	230,021
Income before federal income tax	17,470	14,980
Federal income tax expense (benefit)	2,879	68
Net income	14,591	14,912

Per Share Amounts:
Basic earnings per share Class A common stock	$0.29	0.30
Diluted earnings per share Class A common stock	0.28	0.29

Other Comprehensive Income (Loss):
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) arising during period	36,097	(30,982)
Reclassification adjustment for losses (gains) included in net income	(349)	699
Unrealized gains (losses) on fixed maturity securities, net	35,748	(30,283)
Change in current discount rate for liability for future policy benefits	(27,117)	56,613
Income tax expense (benefit) on other comprehensive income items	1,087	4,140
Other comprehensive income (loss)	7,544	22,190
Total comprehensive income (loss)	$22,135	37,102

See accompanying Notes to Consolidated Financial Statements.

December 31, 2025 | 10-K 59

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Stockholders' Equity

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
(In thousands)	Class A	Class B

Balance at December 31, 2023	$268,675	3,184	42,150	(118,155)	(23,725)	172,129
Comprehensive income (loss):
Net income (loss)	—	—	14,912	—	—	14,912
Other comprehensive income (loss)	—	—	—	22,190	—	22,190
Total comprehensive income (loss)	—	—	14,912	22,190	—	37,102
Stock-based compensation	1,124	—	—	—	—	1,124
Balance at December 31, 2024	269,799	3,184	57,062	(95,965)	(23,725)	210,355
Comprehensive income (loss):
Net income (loss)	—	—	14,591	—	—	14,591
Other comprehensive income (loss)	—	—	—	7,544	—	7,544
Total comprehensive income (loss)	—	—	14,591	7,544	—	22,135
Stock-based compensation	2,495	—	—	—	—	2,495
Balance at December 31, 2025	$272,294	3,184	71,653	(88,421)	(23,725)	234,985

See accompanying Notes to Consolidated Financial Statements.

December 31, 2025 | 10-K 60

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows

Years Ended December 31, (In thousands)	2025	2024
Cash Flows from Operating Activities:
Net income	$14,591	14,912
Adjustments to reconcile net income to net cash provided by operating activities:
Investment related (gains) losses on sales of investments and other assets, net	(140)	2,626
Net deferred policy acquisition costs	(20,902)	(23,867)
Amortization of cost of insurance acquired	451	597
Depreciation	741	619
Amortization of premiums and discounts on investments	4,436	5,116
Stock-based compensation	2,774	1,517
Deferred federal income tax expense (benefit)	1,467	(1,800)
Change in:
Accrued investment income	(695)	(186)
Reinsurance recoverable	(3,933)	(2,950)
Due premiums	422	(457)
Future policy benefit reserves	(10,795)	(423)
Other policyholders' liabilities	32,022	22,476
Federal income tax payable	(476)	1,398
Commissions payable and other liabilities	(1,332)	13,754
Other, net	(645)	(1,414)
Net cash provided by operating activities	17,986	31,918
Cash Flows from Investing Activities:
Sales of fixed maturity securities, available-for-sale	94,668	15,161
Maturities and calls of fixed maturity securities, available-for-sale	40,573	51,234
Purchases of fixed maturity securities, available-for-sale	(170,432)	(84,412)
Purchases of equity securities	(120)	—
Sales of equity securities	4,482	—
Principal payments on mortgage loans	9	9
(Increase) decrease in policy loans, net	3,761	4,143
Sales of other long-term investments	24,857	3,565
Purchases of other long-term investments	(17,023)	(16,210)
Purchases of property and equipment	(447)	(663)
Net cash used in investing activities	(19,672)	(27,173)

See accompanying Notes to Consolidated Financial Statements.

December 31, 2025 | 10-K 61

CITIZENS, INC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued

Years Ended December 31, (In thousands)	2025	2024
Cash Flows from Financing Activities:
Annuity deposits	$2,419	7,500
Annuity withdrawals	(6,750)	(9,578)
Other share repurchases	(278)	(393)
Net cash used in financing activities	(4,609)	(2,471)
Net increase (decrease) in cash and cash equivalents	(6,295)	2,274
Cash and cash equivalents at beginning of year	29,271	26,997
Cash and cash equivalents at end of year	$22,976	29,271

SUPPLEMENTAL DISCLOSURE OF OPERATING ACTIVITIES:

Cash paid for income taxes during 2025 and 2024 was $1.9 million and $0.5 million, respectively.

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During 2025 and 2024, various fixed maturity issuers exchanged securities with book values of $16.0 million and $3.7 million, respectively, for securities of equal value.

The Company had $0.1 million net unsettled security trades at December 31, 2025 and none at December 31, 2024.

The Company recognized $0.9 million right-of-use assets in exchange for new operating lease liabilities during 2025 and none during 2024.

See accompanying Notes to Consolidated Financial Statements.

December 31, 2025 | 10-K 62

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements of Citizens, Inc. and its wholly-owned subsidiaries have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP").

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens" or the "Company"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CLOA"), CICA Life Ltd. ("CICA Bermuda"), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Magnolia Guaranty Life Insurance Company ("MGLIC"), Computing Technology, Inc. ("CTI"), Nexo Global Services LLC, a Puerto Rico holding company ("Nexo") and its wholly-owned subsidiaries, CICA Life A.I., a Puerto Rico company ("CICA International") and Nexo Enrollment Services LLC, a Puerto Rico service company ("NES").  All significant inter-company accounts and transactions have been eliminated. Citizens and its wholly-owned subsidiaries are collectively referred to as the "Company," "we," "it," "us," or "our".

Reportable Segments and Reclassification of Prior Year Presentation

Effective December 31, 2025, the Company reorganized its insurance reporting structure, shifting from Life Insurance and Home Service Insurance segments to Domestic Insurance and International Insurance segments.

These changes align our segments with how we currently manage our business and better reflect the Company’s long-term growth strategy and optimize resource allocation across these segments. The information that our chief operating decision maker is regularly provided and reviews for purposes of allocating resources and assessing performance reflects these segment changes. Consequently, historical segment data has been recast to conform to the way we currently internally manage and monitor our business. For further information, see Note 10. Segment and Other Operating Information.

The recast of prior period information had no impact on our consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), or consolidated cash flows statements.

International Insurance. All International policies are issued by CICA International. CICA International offers U.S. dollar-denominated products to non-U.S. residents/citizens internationally, including endowment products, which are principally accumulation contracts that incorporate an element of life insurance protection and whole life insurance. These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations.

NES provides services to policyholders of CICA International.

Domestic Insurance. Our Domestic Insurance segment operates through our subsidiaries CLOA, which issues whole life, final expense and life products with living benefits throughout the U.S. and SPLIC and MGLIC, which focus on the life insurance needs of the lower-income markets, primarily in Louisiana, Mississippi and Arkansas. Prior to June 30, 2023, SPFIC issued dwelling and contents property insurance policies. As of June 30, 2023, the Company ceased all operations for SPFIC and SPFIC was dissolved in 2024.

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

December 31, 2025 | 10-K 63

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The Company assesses AFS fixed maturity securities in an unrealized loss position for expected credit losses. First, we assess whether we intend to sell, or it is more likely than not that we will be required to sell, the security before recovery of its amortized cost. If either of the criteria is met, the security's amortized cost is reduced to its fair value. For AFS fixed maturity securities that do not meet either criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If management deems a credit loss has occurred, the impairment is recorded through an allowance for credit losses rather than as a write-down. Changes in the allowance for credit losses are recorded through investment related gains and losses. Any impairment that has not been recorded through an allowance for credit losses is recognized in accumulated other comprehensive income (loss) on our consolidated balance sheets.

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

The Company had restricted cash equivalents and fixed maturity securities with an aggregate fair value of $8.1 million and $7.9 million at December 31, 2025 and 2024, respectively, on deposit with various state regulatory authorities to fulfill statutory requirements.

CASH AND CASH EQUIVALENTS

Cash consists of balances on hand and on deposit in banks and financial institutions. Cash equivalents consist of securities whose duration does not exceed 90 days at the date of acquisition. Restricted cash represents amounts

December 31, 2025 | 10-K 64

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

Contracts are grouped by contract type and issue year into cohorts consistent with the grouping used in estimating the associated liability. DAC is amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. For the CICA International and the CLOA businesses, the constant level basis used is policy count in force. For the SPLIC business, the constant level basis used is face amount in force. The constant level bases used for amortization are projected using mortality and lapse assumptions that are based on the Company’s experience, industry data, and other factors at the end of each reporting period and are consistent with those used for the liability for future policy benefit life reserves. Annually, the Company completes experience studies with respect to mortality and lapse assumptions. If those assumptions are updated, the DAC amortization basis is recalculated and the effect of the assumption change will be reflected in the cohort level amortization in future periods.

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

COST OF INSURANCE ACQUIRED

The Company recognizes an intangible asset that arises in the application of U.S. GAAP purchase accounting as the difference between the reported value and the fair value of insurance contract liabilities, or comparable amounts determined in purchased insurance business combinations. This intangible asset is referred to as the Cost of Insurance Acquired (“COIA”), which is amortized on a basis consistent with DAC, such that it is amortized in proportion to policies in force for the CICA International and the CLOA business and face amount in force for the SPLIC business to approximate straight-line amortization.

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests are based initially on an estimate of the available premium (gross premium less the benefit and expense portion of premium) for the next 50 years.  Management

December 31, 2025 | 10-K 65

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

believes that our COIA is recoverable for the years ended December 31, 2025 and 2024.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

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

The following is a summary of property and equipment.

December 31, (In thousands)	2025	2024
Property and equipment:
Home office, land and buildings	$3,986	3,995
Furniture and equipment	1,381	1,359
Electronic data processing equipment and computer software	6,454	6,044
Real estate and equipment leases (See Note 8)	7,359	7,789
Total property and equipment	19,180	19,187
Accumulated depreciation	(9,345)	(8,613)
Property and equipment, net	$9,835	10,574

The Company has several lease agreements for real estate and equipment, such as its corporate home office, Puerto Rico service center and several district office locations for SPLIC. The Company recognizes these lease agreements on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability. The Company uses its estimated incremental borrowing rate, which is derived from information available at lease commencement date, in determining the present value of lease payments.

FUTURE POLICY BENEFITS AND EXPENSES

As premium revenue is recognized, a liability for future policy benefits, which is the present value of estimated future policy benefits to be paid to or on behalf of policyholders less the present value of estimated future net premiums to be collected from policyholders, is accrued. The liability is estimated using current assumptions that include discount rate, mortality and lapses. These current assumptions are based on judgments that consider the Company’s historical experience, industry data, and other factors.

Our traditional and limited-payment contracts are grouped into cohorts by contract type and issue year. Our reporting cohorts are (i) Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy, and (ii) Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies. The liability is adjusted for differences between actual and expected experience. The Company reviews its historical cash flow assumptions quarterly during the third quarter of the year. The net premium ratio used to calculate the liability is updated each quarter based on the current period's actual experience relative to expected experience. The revised net premium ratio is used to derive an updated liability for future policy benefits as of the beginning of the current reporting period, discounted at the locked-in discount rate. This amount is then compared to the carrying amount of the liability as of that same date, before the updating of cash flow assumptions, to determine the current period change in liability estimate. The current period change in the liability is the policyholder liability remeasurement gain or loss and is presented as a separate component of total insurance benefits paid or provided in the consolidated statements of operations and comprehensive income (loss). In subsequent periods, the revised net premiums are used to measure the liability for future policy benefits, subject to future revisions.

December 31, 2025 | 10-K 66

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

PARTICIPATING POLICIES

At December 31, 2025 and 2024, participating business approximated 43% and 46%, respectively, of direct life insurance in force.

Policyholder dividends are determined based on the discretion of the board of directors of the policy issuing subsidiary.  Policyholder dividends are accrued over the premium paying periods of the insurance contract.

December 31, 2025 | 10-K 67

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

The fair value of time-based awards is recognized over the period during which an award holder is required to provide services in exchange for the award, known as the requisite service period, which is typically the vesting period using the straight-line method. Performance-based share expense is recognized based on management’s estimate of the probability of meeting the metrics identified in the performance share award agreement, assigned to each service period as these estimates develop. The Company records forfeitures and adjusts compensation expense on stock-based awards in the period they occur.

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

The Company releases stranded tax effects in accumulated other comprehensive income on an aggregate portfolio basis.

December 31, 2025 | 10-K 68

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

No other new accounting pronouncement issued or effective during 2025 had, or is expected to have, a material impact on our consolidated financial statements.

(2) INVESTMENTS

The Company invests primarily in fixed maturity securities as shown below.

Carrying Value as of December 31, (In thousands, except for %)	2025	%	2024	%
Cash and invested assets:
Fixed maturity securities	$1,287,861	87.9%	$1,220,961	86.0%
Equity securities	1,356	0.1	5,447	0.4
Policy loans	67,455	4.6	71,216	5.0
Other long-term investments	85,439	5.8	93,604	6.6
Cash and cash equivalents	22,976	1.6	29,271	2.0
Total cash and invested assets	$1,465,087	100.0%	$1,420,499	100.0%

December 31, 2025 | 10-K 69

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables represent the amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities as of the dates indicated.

December 31, 2025 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. Treasury securities	$5,692	61	99	5,654
U.S. Government-sponsored enterprises	1,268	86	—	1,354
States and political subdivisions	294,347	1,881	27,436	268,792
Corporate:
Financial	323,056	4,137	26,847	300,346
Consumer	244,480	797	39,093	206,184
Utilities	136,005	829	20,048	116,786
Energy	82,205	473	7,622	75,056
Communications	69,719	256	8,454	61,521
All other	122,240	764	16,027	106,977
Commercial mortgage-backed	8,872	24	2	8,894
Residential mortgage-backed	111,243	28	8,183	103,088
Asset-backed	33,327	412	530	33,209
Total fixed maturity securities	$1,432,454	9,748	154,341	1,287,861

December 31, 2024 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
U.S. Treasury securities	$5,939	85	115	5,909
U.S. Government-sponsored enterprises	3,152	152	—	3,304
States and political subdivisions	300,757	1,087	33,542	268,302
Corporate:
Financial	272,925	1,593	33,285	241,233
Consumer	263,242	899	45,955	218,186
Utilities	126,361	220	22,770	103,811
Energy	79,247	40	9,959	69,328
Communications	70,896	111	9,910	61,097
All other	117,387	315	16,368	101,334
Commercial mortgage-backed	315	1	5	311
Residential mortgage-backed	106,661	7	13,026	93,642
Asset-backed	54,419	891	806	54,504
Total fixed maturity securities	$1,401,301	5,401	185,741	1,220,961

December 31, 2025 | 10-K 70

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company's investments in equity securities are shown below.

Fair Value as of December 31, (In thousands)	2025	2024
Equity securities:
Bond mutual funds	$219	739
Common stock	1,130	810
Non-redeemable preferred stock	7	7
Non-redeemable preferred stock fund	—	3,891
Total equity securities	$1,356	5,447

VALUATION OF INVESTMENTS

AFS fixed maturity securities are reported in the consolidated financial statements at fair value with the change in fair value recorded through other comprehensive income (loss). Equity securities are measured at fair value with the change in fair value recorded through net income (loss). The Company recognized net investment related losses of $0.1 million on equity securities held for the year ended December 31, 2025 and gains of $0.2 million on equity securities held for the year ended December 31, 2024.

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

The Company recorded no credit valuation losses on fixed maturity securities for the years ended December 31, 2025 and 2024.

December 31, 2025 | 10-K 71

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For fixed maturity security investments that have unrealized losses as of December 31, 2025 and 2024, the gross unrealized losses and related fair values that have been in a continuous unrealized loss position by timeframe are as follows.

December 31, 2025	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Fixed maturity securities:
U.S. Treasury securities	$—	—	—	883	99	7	883	99	7
States and political subdivisions	21,991	147	28	145,859	27,289	180	167,850	27,436	208
Corporate:
Financial	13,485	196	23	148,244	26,651	182	161,729	26,847	205
Consumer	19,282	361	25	165,229	38,732	225	184,511	39,093	250
Utilities	12,109	170	35	82,012	19,878	152	94,121	20,048	187
Energy	11,650	214	24	44,795	7,408	55	56,445	7,622	79
Communications	10,682	126	14	39,964	8,328	50	50,646	8,454	64
All Other	4,289	38	13	72,186	15,989	93	76,475	16,027	106
Commercial mortgage-backed	—	—	—	79	2	1	79	2	1
Residential mortgage-backed	17	—	4	93,197	8,183	77	93,214	8,183	81
Asset-backed	1,569	66	2	11,569	464	13	13,138	530	15
Total fixed maturity securities	$95,074	1,318	168	804,017	153,023	1,035	899,091	154,341	1,203

December 31, 2024	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Fixed maturity securities:
U.S. Treasury securities	$835	51	3	435	64	5	1,270	115	8
States and political subdivisions	42,583	1,484	63	147,534	32,058	177	190,117	33,542	240
Corporate:
Financial	29,258	756	53	154,448	32,529	192	183,706	33,285	245
Consumer	37,231	2,053	57	161,795	43,902	216	199,026	45,955	273
Utilities	16,750	687	47	79,488	22,083	142	96,238	22,770	189
Energy	11,654	438	29	52,537	9,521	65	64,191	9,959	94
Communications	9,973	250	11	48,462	9,660	60	58,435	9,910	71
All Other	25,208	1,237	38	68,756	15,131	87	93,964	16,368	125
Commercial mortgage-backed	100	—	1	89	5	1	189	5	2
Residential mortgage-backed	160	2	11	93,231	13,024	84	93,391	13,026	95
Asset-backed	10,330	243	14	14,741	563	16	25,071	806	30
Total fixed maturity securities	$184,082	7,201	327	821,516	178,540	1,045	1,005,598	185,741	1,372

In each category of our fixed maturity securities described above, we do not intend to sell our investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. At December 31, 2025 and 2024, 98.7% and 99.2%, respectively, of the fair value of our fixed maturity securities portfolio was rated investment grade. While the losses are currently unrealized, we continue to monitor

December 31, 2025 | 10-K 72

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The amortized cost and fair value of fixed maturity securities at December 31, 2025 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

(In thousands)	Amortized Cost	Fair Value
Fixed maturity securities:
Due in one year or less	$28,279	28,320
Due after one year through five years	109,760	110,282
Due after five years through ten years	302,587	303,361
Due after ten years	991,828	845,898
Total fixed maturity securities	$1,432,454	1,287,861

There were no investments that were non-income producing for the years ended December 31, 2025 or 2024.

Major categories of net investment income are summarized as follows:

Years ended December 31, (In thousands)	2025	2024
Gross investment income:
Fixed maturity securities	$63,340	60,940
Equity securities	212	302
Policy loans	5,275	5,597
Other long-term investments	5,427	4,846
Other	760	834
Total investment income	75,014	72,519
Investment expenses	(2,975)	(2,807)
Net investment income	$72,039	69,712

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

Years ended December 31, (In thousands)	2025	2024
Fixed maturity securities:
Proceeds	$94,668	15,161
Gross realized gains	$1,632	131
Gross realized losses	$691	225

December 31, 2025 | 10-K 73

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Investment related gains and losses are as follows:

Years ended December 31, (In thousands)	2025	2024
Investment related gains (losses):
Sales, calls and maturities:
Fixed maturity securities	$349	(699)
Equity securities	398	—
Other long-term investments	(134)	(788)
Investment related gains (losses)	613	(1,487)
Change in fair value of equity securities	(127)	164
Change in fair value of limited partnerships	(429)	(969)
Change in fair value of structured note	307	—
Change in credit loss allowance	(224)	(334)
Net investment related gains (losses)	$140	(2,626)

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

December 31, 2025 | 10-K 74

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables set forth our assets that are measured at fair value on a recurring basis as of the dates indicated.

December 31, 2025 (In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$5,654	1,354	—	7,008
States and political subdivisions	—	268,792	—	268,792
Corporate	42	866,828	—	866,870
Commercial mortgage-backed	—	8,894	—	8,894
Residential mortgage-backed	—	103,088	—	103,088
Asset-backed	—	33,209	—	33,209
Total fixed maturity securities	5,696	1,282,165	—	1,287,861

Equity securities:
Bond mutual funds	219	—	—	219
Common stock	1,130	—	—	1,130
Non-redeemable preferred stock	7	—	—	7
Total equity securities	1,356	—	—	1,356
Other long-term investments (1)	—	—	—	85,157
Total financial assets	$7,052	1,282,165	—	1,374,374
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

December 31, 2025 | 10-K 75

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At December 31, 2025, fixed maturity securities, valued using a third-party pricing source, totaled $1.3 billion for Level 2 assets and comprised 93.3% of total reported fair value of our financial assets. The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades. In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness. There were no Level 3 assets as of December 31, 2025 and 2024. For the year ended December 31, 2025, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Structured note. At December 31, 2025, the Company held an investment in a structured note, which includes components classified as fixed maturity securities and other long-term investments on the consolidated balance sheets. The partner interest is included in other long-term investments and is measured at its net asset value ("NAV") of $2.6 million as a practical expedient, which approximates fair value. The Company recognized investment related gains of $0.3 million for the year ended December 31, 2025. These investments are included in Other Long-term Investments on the consolidated balance sheets.

As of December 31, 2025, we are committed to fund this investment up to $4.6 million over the next nine years.

Limited partnerships. The Company considers the NAV to represent the value of the investment fund and is measured by the total value of assets minus the total value of liabilities. The following table includes information related to our investments in limited partnerships that calculate NAV per share. For these investments, which are measured at fair value on a recurring basis, we use the NAV per share to measure fair value. The Company recognized net investment related losses of $0.4 million and $1.0 million on limited partnerships held for the year ended December 31, 2025 and 2024, respectively. These investments are included in other long-term investments on the consolidated balance sheets.

		December 31, 2025			December 31, 2024
(In thousands, except years)		Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)	Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)
	Description
Limited partnerships:
Middle market	Investments in privately-originated, performing senior secured debt primarily in North America-based companies	$30,956	—	2	$35,369	1,660	3
Global equity fund	Investments in common stocks of U.S., international developed and emerging markets with a focus on long-term capital growth	—	—	0	11,568	—	0
Late-stage growth	Investments in private late-stage, established companies seeking capital to accelerate growth prior to an IPO or sale	36,623	2,232	2 to 4	27,825	8,134	3 to 5
Infrastructure	Investments in environmental infrastructure and related technology, focusing on renewable power generation and distribution	15,013	4,052	8	18,575	5,637	9
Total limited partnerships		$82,592	6,284		$93,337	15,431

December 31, 2025 | 10-K 76

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated financial statements not otherwise disclosed for the periods indicated were as follows:

	December 31, 2025		December 31, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Policy loans	$67,455	67,455	71,216	71,216
Residential mortgage loans	24	24	33	34
Cash and cash equivalents	22,976	22,976	29,271	29,271
Financial liabilities:
Annuity - investment contracts	68,975	64,066	68,888	63,629

Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at both December 31, 2025 and 2024 and no specified maturity dates.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable. Therefore, the fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets and are considered Level 3 assets in the fair value hierarchy.

Residential mortgage loan. The mortgage loan is secured principally by a residential property.  The interest rate for this loan was 7.0% at December 31, 2025 and 2024. At December 31, 2025, the remaining loan matures in three years.  Management estimated the fair value using an annual interest rate of 6.25% at both December 31, 2025 and 2024. Our mortgage loan is considered a Level 3 asset in the fair value hierarchy and is included in other long-term investments on the consolidated balance sheets.

Cash and cash equivalents. The fair value of cash and cash equivalents approximates carrying value and these assets are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contracts, which are considered Level 3 liabilities, was estimated at December 31, 2025 and 2024 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 3.31% to 4.98% and 3.96% to 4.96%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

December 31, 2025 | 10-K 77

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other long-term investments. Financial instruments included in other long-term investments are classified in various levels of the fair value hierarchy. The following table summarizes the carrying amounts of these investments.

As of December 31, (In thousands)	2025	2024
Other long-term investments:
Limited partnerships	$82,592	93,337
Structured note	2,565	—
FHLB common stock	222	212
All other investments	60	55
Total other long-term investments	$85,439	93,604

We are a member of the FHLB of Dallas and such membership requires members to own stock in the FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value.

(4) DEFERRED POLICY ACQUISITION COSTS AND COST OF INSURANCE ACQUIRED

The following tables roll forward the DAC and COIA balances for the years ended December 31, 2025 and 2024 by reporting cohort. Our reporting cohorts are Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy, and Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

DAC

Year Ended December 31, 2025 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
International Insurance:
Balance, beginning of year	$108,742	16,370	572	125,684
Capitalizations	17,736	3,370	265	21,371
Amortization expense	(12,563)	(1,155)	(299)	(14,017)
Balance, end of year	113,915	18,585	538	133,038

Domestic Insurance:
Balance, beginning of year	61,639	11,169	1,143	73,951
Capitalizations	17,290	945	195	18,430
Amortization expense	(4,307)	(431)	(144)	(4,882)
Balance, end of year	74,622	11,683	1,194	87,499

Consolidated:
Balance, beginning of year	170,381	27,539	1,715	199,635
Capitalizations	35,026	4,315	460	39,801
Amortization expense	(16,870)	(1,586)	(443)	(18,899)
Balance, end of year	$188,537	30,268	1,732	220,537

December 31, 2025 | 10-K 78

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Year Ended December 31, 2024 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
International Insurance:
Balance, beginning of year	$103,434	14,056	456	117,946
Capitalizations	17,592	3,314	326	21,232
Amortization expense	(12,284)	(1,000)	(210)	(13,494)
Balance, end of year	108,742	16,370	572	125,684

Domestic Insurance:
Balance, beginning of year	45,398	10,583	1,841	57,822
Capitalizations	18,791	1,017	262	20,070
Amortization expense	(2,550)	(431)	(960)	(3,941)
Balance, end of year	61,639	11,169	1,143	73,951

Consolidated:
Balance, beginning of year	148,832	24,639	2,297	175,768
Capitalizations	36,383	4,331	588	41,302
Amortization expense	(14,834)	(1,431)	(1,170)	(17,435)
Balance, end of year	$170,381	27,539	1,715	199,635

COIA

The Domestic Insurance segment is the only segment that recognizes COIA; therefore, the balances for the years ended December 31, 2025 and 2024 on a consolidated basis by reporting cohort are shown below.

(In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Year Ended December 31, 2025
Balance, beginning of year	$7,424	809	1,213	9,446
Amortization expense	(388)	(45)	(18)	(451)
Balance, end of year	$7,036	764	1,195	8,995

Year Ended December 31, 2024
Balance, beginning of year	$7,443	863	1,737	10,043
Amortization expense	(19)	(54)	(524)	(597)
Balance, end of year	$7,424	809	1,213	9,446

December 31, 2025 | 10-K 79

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Estimated amortization of COIA in each of the next five years and thereafter is as follows.  Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.

(In thousands)	Amount
Cost of insurance acquired:
Year:
2026	$500
2027	472
2028	445
2029	420
2030	396
Thereafter	6,762
Total cost of insurance acquired	$8,995

(5) POLICYHOLDERS’ LIABILITIES

LIABILITY FOR FUTURE POLICY BENEFITS

The following tables summarize balances of and changes in the liability for future policy benefits for our reporting cohorts: Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy,

December 31, 2025 | 10-K 80

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

and Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

December 31, 2025 (In thousands)	International Insurance			Domestic Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums:
Balance, beginning of year	$237,944	15,592	253,536	156,432	13,248	169,680
Beginning balance at original discount rate	$247,279	15,807	263,086	164,666	14,105	178,771
Effect of changes in cash flow assumptions	(3,947)	4,277	330	(1,137)	(240)	(1,377)
Effects of actual variances from expected experience	4,062	1,713	5,775	(46,814)	(4,063)	(50,877)
Adjusted beginning of year balance	247,394	21,797	269,191	116,715	9,802	126,517
Issuances	31,830	4,798	36,628	100,202	2,126	102,328
Interest accrual	9,814	729	10,543	7,775	482	8,257
Net premiums collected	(46,595)	(7,330)	(53,925)	(24,084)	981	(23,103)
Derecognition and other	469	411	880	(8,537)	55	(8,482)
Ending balance at original discount rate	242,912	20,405	263,317	192,071	13,446	205,517
Effect of changes in discount rates	(1,518)	187	(1,331)	(2,226)	(394)	(2,620)
Balance, end of year	$241,394	20,592	261,986	189,845	13,052	202,897

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$914,153	159,244	1,073,397	281,212	139,461	420,673
Beginning balance at original discount rate	$965,548	170,911	1,136,459	304,500	153,902	458,402
Effect of changes in cash flow assumptions	(3,161)	7,277	4,116	(4,514)	(1,590)	(6,104)
Effects of actual variances from expected experience	7,099	4,231	11,330	(47,059)	(1,875)	(48,934)
Adjusted beginning of year balance	969,486	182,419	1,151,905	252,927	150,437	403,364
Issuances	32,505	5,145	37,650	100,133	2,119	102,252
Interest accrual	41,386	6,869	48,255	14,501	7,149	21,650
Benefit payments	(110,801)	(20,384)	(131,185)	(19,088)	(6,977)	(26,065)
Derecognition and other	(333)	26	(307)	(8,652)	47	(8,605)
Ending balance at original discount rate	932,243	174,075	1,106,318	339,821	152,775	492,596
Effect of changes in discount rates	(21,668)	(7,748)	(29,416)	(15,439)	(13,555)	(28,994)
Balance, end of year	$910,575	166,327	1,076,902	324,382	139,220	463,602

Net liability for future policy benefits	$669,181	145,735	814,916	134,537	126,168	260,705
Plus: Flooring impact	2	—	2	—	—	—
Less: Reinsurance recoverable	—	—	—	6,795	—	6,795
Net liability for future policy benefits, after reinsurance recoverable	$669,183	145,735	814,918	127,742	126,168	253,910

For the year ended December 31, 2025, the International Insurance segment had lower reserves compared to the same period in 2024, primarily due to matured endowments, which outpaced reserves added for new business sales and assumptions updates to reflect higher than anticipated persistency in later durations. For the year ended

December 31, 2025 | 10-K 81

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

December 31, 2025, the Domestic Insurance segment had higher reserves compared to the same period in 2024, primarily driven by high new business sales which were partially offset by favorable assumptions updates reflecting better mortality than previous assumptions.

December 31, 2024 (In thousands)	International Insurance			Domestic Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums:
Balance, beginning of year	$237,762	13,671	251,433	105,986	14,515	120,501
Beginning balance at original discount rate	$245,312	13,920	259,232	109,159	15,125	124,284
Effect of changes in cash flow assumptions	(1,198)	269	(929)	18,467	26	18,493
Effects of actual variances from expected experience	4,041	1,849	5,890	(29,560)	(5,260)	(34,820)
Adjusted beginning of year balance	248,155	16,038	264,193	98,066	9,891	107,957
Issuances	34,493	3,612	38,105	82,252	2,306	84,558
Interest accrual	9,659	555	10,214	6,163	492	6,655
Net premiums collected	(44,732)	(4,548)	(49,280)	(17,863)	1,439	(16,424)
Derecognition and other	(296)	150	(146)	(3,952)	(23)	(3,975)
Ending balance at original discount rate	247,279	15,807	263,086	164,666	14,105	178,771
Effect of changes in discount rates	(9,335)	(215)	(9,550)	(8,234)	(857)	(9,091)
Balance, end of year	$237,944	15,592	253,536	156,432	13,248	169,680

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$954,686	165,124	1,119,810	230,610	152,782	383,392
Beginning balance at original discount rate	$977,825	172,231	1,150,056	235,661	154,465	390,126
Effect of changes in cash flow assumptions	(1,636)	701	(935)	19,454	(1,044)	18,410
Effects of actual variances from expected experience	7,917	5,127	13,044	(29,635)	(2,764)	(32,399)
Adjusted beginning of year balance	984,106	178,059	1,162,165	225,480	150,657	376,137
Issuances	35,394	3,740	39,134	82,175	2,312	84,487
Interest accrual	42,582	6,838	49,420	12,305	7,145	19,450
Benefit payments	(94,941)	(17,765)	(112,706)	(16,162)	(6,976)	(23,138)
Derecognition and other	(1,593)	39	(1,554)	702	764	1,466
Ending balance at original discount rate	965,548	170,911	1,136,459	304,500	153,902	458,402
Effect of changes in discount rates	(51,395)	(11,667)	(63,062)	(23,288)	(14,441)	(37,729)
Balance, end of year	$914,153	159,244	1,073,397	281,212	139,461	420,673

Net liability for future policy benefits	$676,209	143,652	819,861	124,780	126,213	250,993
Plus: Flooring impact	2	—	2	—	—	—
Less: Reinsurance recoverable	—	—	—	1,639	—	1,639
Net liability for future policy benefits, after flooring impact	$676,211	143,652	819,863	123,141	126,213	249,354

December 31, 2025 | 10-K 82

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table reconciles the net liability for future policy benefits shown above to the liability for future policy benefits reported in the consolidated balance sheets.

	December 31, 2025			December 31, 2024
(In thousands)	International Insurance	Domestic Insurance	Consolidated	International Insurance	Domestic Insurance	Consolidated
Life Insurance:
Permanent	$669,183	127,742	796,925	676,211	123,141	799,352
Permanent limited pay	145,735	126,168	271,903	143,652	126,213	269,865
Deferred profit liability	27,222	38,917	66,139	24,369	36,265	60,634
Other	29,408	23,714	53,122	23,503	18,680	42,183
Total life insurance	871,548	316,541	1,188,089	867,735	304,299	1,172,034
Accident & Health:
Other	686	652	1,338	500	571	1,071
Total future policy benefit reserves	$872,234	317,193	1,189,427	868,235	304,870	1,173,105

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefit payments for long-term duration contracts.

	December 31, 2025		December 31, 2024
(In thousands)	International Insurance	Domestic Insurance	International Insurance	Domestic Insurance
Undiscounted:
Permanent:
Expected future gross premiums	$576,100	728,775	580,852	633,954
Expected future benefit payments	1,413,471	753,657	1,442,250	668,200
Permanent Limited Pay:
Expected future gross premiums	49,992	75,405	44,654	75,464
Expected future benefit payments	264,452	398,905	248,256	395,163

Discounted:
Permanent:
Expected future gross premiums	$450,762	455,293	445,531	383,370
Expected future benefit payments	910,575	324,382	914,153	281,212
Permanent Limited Pay:
Expected future gross premiums	44,905	48,644	39,865	49,452
Expected future benefit payments	166,327	139,220	159,244	139,461

December 31, 2025 | 10-K 83

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables summarize the amount of revenue and interest related to long-term duration contracts recognized in the consolidated statements of operations and comprehensive income (loss) as of the dates indicated.

Years Ended December 31, (In thousands)	2025		2024
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
International Insurance:
Life Insurance:
Permanent	$92,284	31,572	92,153	32,923
Permanent Limited Pay	18,498	7,152	16,322	7,213
Other	8,686	—	11,220	—
Less:
Reinsurance	1,822	—	1,653	—
Total, net of reinsurance	117,646	38,724	118,042	40,136
Accident & Health:
Other	709	—	761	—
Total	$118,355	38,724	118,803	40,136

Domestic Insurance:
Life Insurance:
Permanent	$57,151	6,726	45,891	6,142
Permanent Limited Pay	8,106	8,443	8,514	8,302
Other	2,278	—	2,953	—
Less:
Reinsurance	10,570	—	3,839	—
Total, net of reinsurance	56,965	15,169	53,519	14,444
Accident & Health:
Other	1,054	—	1,027	—
Less:
Reinsurance	3	—	3	—
Total, net of reinsurance	1,051	—	1,024	—
Total	$58,016	15,169	54,543	14,444

The following table provides the weighted-average durations of the liability for future policy benefits.

	December 31, 2025		December 31, 2024
(In years)	International Insurance	Domestic Insurance	International Insurance	Domestic Insurance
Permanent:
Duration at original discount rate	8.1	17.2	7.9	16.9
Duration at current discount rate	8.0	16.1	8.0	16.5
Permanent Limited Pay:
Duration at original discount rate	7.7	13.6	6.9	14.2
Duration at current discount rate	7.3	12.8	6.7	13.5

December 31, 2025 | 10-K 84

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides the weighted-average interest rates for the liability for future policy benefits.

	December 31, 2025		December 31, 2024
	International Insurance	Domestic Insurance	International Insurance	Domestic Insurance
Permanent:
Interest rate at original discount rate	4.81%	4.95%	4.86%	5.03%
Interest rate at current discount rate	4.82%	5.48%	5.24%	5.63%
Permanent Limited Pay:
Interest rate at original discount rate	4.21%	4.84%	4.17%	4.99%
Interest rate at current discount rate	4.85%	5.44%	5.21%	5.62%

LIABILITY FOR POLICYHOLDERS’ ACCOUNT BALANCES

The following table presents the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of the difference, in basis points, between rates being credited and the respective guaranteed minimums.

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
December 31, 2025 (In thousands)
Range of Guaranteed Minimum Crediting Rates:
0.00% - 1.49%	$886	—	—	32,196	33,082
1.50% - 2.99%	3,937	182	6	37,659	41,784
3.00% - 4.49%	119,257	382	27,167	—	146,806
Greater or equal to 4.50%	31,084	—	—	—	31,084
Total	$155,164	564	27,173	69,855	252,756

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
December 31, 2024 (In thousands)
Range of Guaranteed Minimum Crediting Rates:
0.00% - 1.49%	$826	—	—	34,741	35,567
1.50% - 2.99%	4,761	178	6	32,452	37,397
3.00% - 4.49%	102,478	369	18,977	—	121,824
Greater or equal to 4.50%	31,371	—	—	—	31,371
Total	$139,436	547	18,983	67,193	226,159

December 31, 2025 | 10-K 85

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following tables summarize balances of and changes in policyholders' account balances.

December 31, 2025 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$60,414	88,080	47,768	29,897
Issuances	34,887	4,660	796	4,629
Premiums received	323	4,816	5,973	791
Interest credited	2,850	3,167	2,301	816
Less:
Surrenders and withdrawals	—	12,426	5,478	8,816
Benefit payments	12,692	—	—	—
Balance, end of year	$85,782	88,297	51,360	27,317
Weighted-average crediting rates	4.10%	3.97%	3.90%	3.25%
Cash surrender value	$85,782	88,297	51,360	27,317

December 31, 2024 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$44,569	87,134	44,960	31,039
Issuances	24,241	3,263	779	5,820
Premiums received	438	4,201	5,703	778
Interest credited	2,031	2,790	1,827	800
Other	5	—	—	—
Less:
Surrenders and withdrawals	—	9,308	5,501	8,540
Benefit payments	10,870	—	—	—
Balance, end of year	$60,414	88,080	47,768	29,897
Weighted-average crediting rates	4.01%	3.73%	3.58%	3.02%
Cash surrender value	$60,414	88,080	47,768	29,897

December 31, 2025 | 10-K 86

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table reconciles policyholders' account balances shown above to the policyholders' account balance liability in the consolidated balance sheets.

As of December 31, (In thousands)	2025	2024
Annuities:
Supplemental contracts without life contingencies	$85,782	60,414
Fixed annuity	88,297	88,080
Unearned revenue reserve	1,490	1,483
Total annuities	$175,569	149,977

Premiums paid in advance:
Premiums paid in advance	$27,317	29,897
Other	1,738	1,285
Total premiums paid in advance	$29,055	31,182

(6) POLICY CLAIM LIABILITY

The following table presents information on changes in the liability for policy and contract claims.

December 31, (In thousands)	2025	2024
Balance at January 1,	$8,822	6,637
Less: reinsurance recoverable	923	1,298
Net balance at January 1,	7,899	5,339
Add claims incurred, related to:
Current year	24,864	26,781
Prior years(1)	(1,343)	(552)
	23,521	26,229
Deduct claims paid, related to:
Current year	17,641	19,189
Prior years	6,166	4,480
	23,807	23,669
Net balance December 31,	7,613	7,899
Plus: reinsurance recoverable	1,159	923
Balance at December 31,	$8,772	8,822
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

(7) REINSURANCE

In the normal course of business, the Company reinsures portions of certain policies that we underwrite to mitigate exposure to potential losses and/or to provide additional capacity for growth. In our international business, prior to April 1, 2025, we retained up to $100,000 on any one individual life insurance policy and reinsured the death benefit amounts above this amount. For new policies beginning on such date, we increased our retention amount to $250,000 and reinsure amounts above that. We also reinsure 100% of our accidental death benefit rider coverage. In the second quarter of 2024, CLOA entered into a coinsurance agreement with RGA Reinsurance Company ("RGA"). Under this agreement, CLOA initially elected for RGA to reinsure 50% of its newly written final expense

December 31, 2025 | 10-K 87

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

A summary of insurance in force, along with assumed and ceded life reinsurance activity, is summarized below as of the periods indicated.

December 31, (In thousands)	2025	2024
Insurance in force:
Direct life insurance in force	$5,431,721	5,227,506
Aggregate assumed life insurance in force	3,193	3,427
Aggregate ceded life insurance in force	(910,226)	(821,215)
Net life insurance in force	$4,524,688	4,409,718

The Company's reinsurance recoverable on ceded reinsurance was $10.9 million and $6.9 million in 2025 and 2024, respectively.  Premiums, claims and surrenders assumed and ceded and expenses ceded for all lines of business are summarized for the periods indicated below.

Years ended December 31, (In thousands)	2025	2024
Premiums from short duration contracts:
Direct	$1,761	1,837
Ceded	(3)	(16)
Net premiums earned	1,758	1,821
Premiums from long duration contracts:
Direct	187,005	176,999
Assumed	51	67
Ceded	(12,443)	(5,559)
Net premiums earned	174,613	171,507
Total premiums earned	$176,371	173,328
Claims and surrenders assumed	$103	122
Claims and surrenders ceded	$(1,789)	(2,341)
Commissions assumed and (ceded)	$(12,135)	(5,539)
Other general expenses ceded	$(2,712)	(960)

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

December 31, 2025 | 10-K 88

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Trade Secret Lawsuit

In the first quarter of 2024, a jury trial was held in the “trade secret lawsuit”. The trade secret lawsuit was filed in 2018 by Citizens, CICA Life Ltd. (CICA Bermuda) and CICA Life Insurance Company of America (CLOA) (collectively, the “Citizens Companies,” “we,” "us" or "our") against certain former employees and independent consultants who we alleged unlawfully took Citizens’ confidential information in order to unfairly compete with us. Our claims against these parties included various unfair competition, tortious interference, breach of contract and other related claims.

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

Revolving loans may be requested by the Company in aggregate minimum principal amounts of $0.5 million per loan. At the Company's election, the revolving loans may either bear a rate (a fluctuating rate per annum) equal to the greatest of (a) Regions' prime rate, (b) the federal funds rate plus 50.00%, (c) the index rate plus 1.00% or (d) 0.75%. The Company is required to pay Regions a quarterly commitment fee of 0.375% of the unused portion of the Credit Facility, which the Company expenses as it is incurred.

Obligations under the Credit Facility are secured by substantially all of the assets of the Company other than the equity interests in its subsidiaries, real estate owned by the Company, and other limited exceptions. The Credit Facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to restrictions on indebtedness, liens, investments, asset dispositions and restricted payments. As of December 31, 2025, the Company had not borrowed any funds against the Credit Facility and was not in violation of any covenants.

CONTRACTUAL OBLIGATIONS

The Company leases home office space in Austin, Texas for Citizens and in Puerto Rico for NES as well as several district office locations across Louisiana, Mississippi and Arkansas, for SPLIC which are classified as operating leases. Certain operating leases include renewal options that extend the lease term. The exercise of lease renewal options is at our sole discretion when it is reasonably certain that we will exercise such option. Leases with an initial term of 12 months or less are immaterial to the consolidated financial statements and are recognized as lease expense on a straight-line basis over the lease term and not recorded on the consolidated balance sheets.

Our operating lease liabilities had a weighted-average lease term of 4.9 years remaining as of December 31, 2025.

December 31, 2025 | 10-K 89

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Maturities of our remaining operating lease liabilities as of December 31, 2025 are as follows.

(In thousands)	Operating Lease Payments
Maturity of operating lease liabilities:
2026	$1,602
2027	1,621
2028	1,630
2029	1,630
2030	1,385
Total operating lease liabilities	7,868
Interest expense	(509)
Present value of operating lease liabilities	$7,359

We record the lease right-of-use asset in Property and Equipment, Net and the lease liability in Other Liabilities using a weighted average discount rate of 2.74%. Cash payments related to the operating lease liabilities were $1.5 million for the years ended December 31, 2025 and 2024 and were reported in operating cash flows.

The Company does not engage in lease agreements among related parties.

As of December 31, 2025, we are committed to fund investments up to $10.9 million related to limited partnership and structured note investments previously described.

(9) STOCKHOLDERS' EQUITY AND RESTRICTIONS

STOCK

Our Restated and Amended Articles of Incorporation authorize the issuance of 127,000,000 shares, of which 100,000,000 shares shall be Class A common stock, 2,000,000 shares shall be Class B common stock, and 25,000,000 shall be preferred stock. Both authorized classes of common stock are equal in all respects, except (a) each share of Class A common stock is entitled to receive twice the cash dividends paid on a per share basis to the Class B common stock, if any; and (b) the holders of the Class B common stock have the exclusive right to elect a simple majority of the Board of Directors of Citizens. Citizens currently has no outstanding preferred stock or Class B common stock.

A summary of the change in the number of shares of Class A common stock and treasury stock issued is as follows:

(In thousands)	Common Stock	Treasury
	Class A	Stock
Balance at December 31, 2023	53,883	5,330
Stock issued for compensation	352	—
Balance at December 31, 2024	54,235	5,330
Stock issued for compensation	391	—
Balance at December 31, 2025	54,626	5,330

December 31, 2025 | 10-K 90

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

Years ended December 31, (In thousands, except per share amounts)	2025	2024
Basic and diluted earnings per share:
Numerator:
Net income	$14,591	14,912
Net income allocated to Class A common stock	$14,591	14,912

Denominator:
Weighted average shares of Class A outstanding - basic	50,145	49,738
Weighted average shares of Class A outstanding - diluted	51,456	50,748

Basic earnings per share of Class A common stock	$0.29	0.30
Diluted earnings per share of Class A common stock	$0.28	0.29

STATUTORY CAPITAL AND SURPLUS

The combined total of all of our domestic insurance subsidiaries' statutory capital and surplus was $24.8 million and $28.8 million for as of December 31, 2025 and 2024, respectively.

The combined total for all of our domestic insurance subsidiaries' statutory net income are shown in the table below, although these amounts are not all available as dividends to Citizens since CLOA is the only subsidiary directly owned by Citizens.  All other domestic subsidiaries are owned by CLOA. SPFIC, our property insurance subsidiary, was dissolved during 2024.

Years ended December 31, (In thousands)	2025	2024
Combined statutory net income (loss):
Life insurance operations	$(4,694)	(9,996)
Property insurance operations	—	(294)
Total combined statutory net income (loss)	$(4,694)	(10,290)

Generally, the net assets of the domestic insurance subsidiaries available for transfer to their immediate parent are limited to the lesser of the subsidiary's net gain from operations during the preceding year or 10% of the subsidiary's net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities.  Under these practices, total surplus at December 31, 2025 was $21.7 million and net loss from operations was $5.5 million for CLOA for the year ended December 31, 2025.  Based upon these amounts, no dividend could be paid to the Company without prior regulatory approval in 2026. Payments of dividends in excess of such amounts would generally require approval by regulatory authorities.

Our domestic insurance subsidiaries have calculated their risk-based capital ("RBC") in accordance with the National Association of Insurance Commissioners' ("NAIC") Model Rule and the RBC rules as adopted by their respective states of domicile. All domestic insurance subsidiaries exceeded the minimum capital requirements at December 31, 2025. On March 27, 2024, Citizens and the Colorado Division of Insurance entered into a capital maintenance agreement that specifies that Citizens will infuse capital as needed to ensure that CLOA's RBC remains above 350%. As CLOA's RBC exceeded 350% at December 31, 2025, no capital contribution was necessary.

CICA International is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards, but rather requires that an insurer submit a business plan for approval to the Office of the Commissioner of Insurance ("OIC") that includes proposed minimum capital and surplus. CICA

December 31, 2025 | 10-K 91

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

International is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. CICA International's capital exceeds both of the required minimum capital and related ratio.

As of and for the years ended December 31, (In thousands)	2025	2024
CICA International:
Capital and surplus	$101,470	91,513
Net income	$9,901	18,871

As stated above, CICA International exceeded both of the capital and surplus metrics established by the OIC. CICA International could pay up to $0.5 million in dividends during 2026 without regulatory approval.

(10) SEGMENT AND OTHER OPERATING INFORMATION

Explanation of Recast Data Due to Segment Reorganization

As discussed in Note 1. Summary of Significant Accounting Policies, effective December 31, 2025, the Company reorganized its insurance reporting structure, shifting from Life Insurance and Home Service Insurance segments to Domestic Insurance and International Insurance segments.

As a result of this reorganization, comparative prior periods presented have been recast to conform to the current year presentation. Recasting involves restating prior period segment information as if the new segment definitions had been in place during those periods. This allows for meaningful comparisons across periods and provides stakeholders with a consistent view of segment performance over time. The reorganization of our operating segments had no impact on our previously reported consolidated results of operations, financial condition, or cash flows.

Segment Information

The Company's segments are defined by management's reporting structure and operating activities. The chief operating decision maker ("CODM"), our President and Chief Executive Officer, reviews and analyzes income statement information by segment to make decisions, assess financial performance and allocate resources across the Company in order to meet the overall strategic objectives of the Company. The Company has two reportable segments:  International Insurance and Domestic Insurance.

Our International Insurance segment issues endowment contracts, which are principally accumulation contracts that incorporate an element of life insurance protection, and whole life insurance to non-U.S. residents through CICA International.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional coverage and annuity benefits to enhance accumulations.

Our Domestic Insurance segment operates through our subsidiaries CLOA, which issues whole life, final expense and life products with living benefits throughout the U.S., and SPLIC and MGLIC, which focus on the life insurance needs of the lower-income markets, primarily in Louisiana, Mississippi and Arkansas.  SPLIC also issues critical illness policies. Our policies are sold and serviced through independent agents.  SPFIC sold property insurance policies in Louisiana and Arkansas until operations were ceased effective June 30, 2023. SPFIC was dissolved during 2024.

The International Insurance and Domestic Insurance portions of the Company constitute separate businesses. In addition to the International Insurance and Domestic Insurance business, the Company also operates other non-insurance portions of the Company ("Other Non-Insurance Enterprises"), which primarily include the Company’s IT and corporate-support functions.

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

December 31, 2025 | 10-K 92

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Year ended December 31, 2025 (In thousands)	International Insurance	Domestic Insurance	Other Non-Insurance Enterprises	Consolidated
Revenues:
Premiums	$118,355	58,016	—	176,371
Net investment income (loss)	50,869	20,420	750	72,039
Investment related gains (losses), net	(478)	587	31	140
Other income (loss)	6,913	28	125	7,066
Total revenues	175,659	79,051	906	255,616
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	139,017	26,008	—	165,025
Increase in future policy benefit reserves	(27,310)	12,453	—	(14,857)
Policyholder liability remeasurement (gain) loss	7,175	(4,602)	—	2,573
Policyholders' dividends	5,214	336	—	5,550
Total insurance benefits paid or provided	124,096	34,195	—	158,291
Commissions	22,381	24,884	—	47,265
Other general expenses	22,154	20,936	9,951	53,041
Capitalization of deferred policy acquisition costs	(21,371)	(18,430)	—	(39,801)
Amortization of deferred policy acquisition costs	14,017	4,882	—	18,899
Amortization of cost of insurance acquired	—	451	—	451
Total benefits and expenses	161,277	66,918	9,951	238,146
Income (loss) before federal income tax	$14,382	12,133	(9,045)	17,470

December 31, 2025 | 10-K 93

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Year ended December 31, 2024 (In thousands)	International Insurance	Domestic Insurance	Other Non-Insurance Enterprises	Consolidated
Revenues:
Premiums	$118,803	54,525	—	173,328
Net investment income (loss)	49,174	19,654	884	69,712
Investment related gains (losses), net	(1,929)	(680)	(17)	(2,626)
Other income (loss)	4,534	(30)	83	4,587
Total revenues	170,582	73,469	950	245,001
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	117,730	28,352	—	146,082
Increase in future policy benefit reserves	(15,364)	11,078	—	(4,286)
Policyholder liability remeasurement (gain) loss	4,400	356	—	4,756
Policyholders' dividends	4,891	464	—	5,355
Total insurance benefits paid or provided	111,657	40,250	—	151,907
Commissions	22,333	26,785	—	49,118
Other general expenses	20,818	20,052	11,396	52,266
Capitalization of deferred policy acquisition costs	(21,232)	(20,070)	—	(41,302)
Amortization of deferred policy acquisition costs	13,494	3,941	—	17,435
Amortization of cost of insurance acquired	—	597	—	597
Total benefits and expenses	147,070	71,555	11,396	230,021
Income (loss) before federal income tax	$23,512	1,914	(10,446)	14,980

The Company categorizes premiums in two categories - first year premiums are premiums received within the first 12 months of a policy's issuance and any premiums received thereafter are renewal premiums. A summary of the direct premiums for the International Insurance segment is detailed below.

Years ended December 31, (In thousands)	International Insurance Segment
	2025	2024
Direct premiums:
First year	$16,231	15,104
Renewal	103,946	105,352
Total direct premiums	120,177	120,456
Reinsurance	(1,822)	(1,653)
Total premiums	$118,355	118,803

December 31, 2025 | 10-K 94

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of the Domestic Insurance segment direct life and A&H premium breakout is detailed below.

Years ended December 31, (In thousands)	Domestic Insurance Segment
	2025	2024
Direct life and A&H premiums:
First year	$22,061	17,918
Renewal	46,528	40,467
Total direct life and A&H premiums	68,589	58,385
Reinsurance	(10,573)	(3,842)
Total life and A&H premiums	$58,016	54,543

The table below summarizes assets by segment.

December 31, (In thousands)	2025	2024
Assets:
Segments:
International Insurance	$1,190,736	1,151,562
Domestic Insurance	529,357	498,526
Total Segments	1,720,093	1,650,088
Other Non-Insurance Enterprises	34,667	35,237
Total assets	$1,754,760	1,685,325

GEOGRAPHIC INFORMATION

The following table sets forth the Company's annual total of earned premiums by country of policyholder residence for the years indicated.

Years ended December 31, (In thousands)	2025	2024
Area:
United States	$69,019	58,468
Colombia	28,115	25,727
Taiwan	14,359	16,690
Ecuador	13,550	13,159
Venezuela	13,322	14,305
Argentina	11,758	10,319
Other foreign countries	39,367	39,317
Reinsurance and change in premium accruals	(13,119)	(4,657)
Total premiums	$176,371	173,328

(11) INCOME TAXES

CICA International is considered a controlled foreign corporation for federal income tax purposes. As a result, the insurance activity of CICA International is subject to Subpart F of the Internal Revenue Code ("IRC") and is included in Citizens’ taxable income. The Government of Puerto Rico approved a tax exemption decree for CICA International which freezes the income tax rate at 0% on taxable earnings up to $1.2 million and 4% on any taxable earnings in excess of $1.2 million for a minimum of 15 years.

December 31, 2025 | 10-K 95

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of the income (loss) before federal income tax expense, by jurisdiction, is as follows:

Years ended December 31, (In thousands)	2025	2024
Income (loss) before federal income tax:
United States	$7,425	(4,317)
Puerto Rico	10,045	19,297
Total income before federal income tax	$17,470	14,980

Federal income tax expense (benefit) consists of:

Years ended December 31, (In thousands)	2025	2024
Current income tax expense (benefit) related to:
United States	$—	286
Puerto Rico	1,412	1,582
Total current income tax expense	1,412	1,868

Deferred income tax expense (benefit) related to:
United States	2,477	(908)
Puerto Rico	(1,010)	(892)
Total deferred income tax expense (benefit)	1,467	(1,800)
Total federal income tax expense (benefit)	$2,879	68

A reconciliation between the U.S. corporate income tax rate and the effective income tax rate is as follows:

Years ended December 31, (In thousands, except for %)	2025	%	2024	%
Expected federal income tax expense (benefit):	$3,669	21.0%	$3,146	21.0%
Foreign tax effects:
Puerto Rico:
Statutory tax rate difference between Puerto Rico and United States	(1,708)	(9.7)	(3,280)	(21.9)
Income tax exclusion	(48)	(0.3)	(48)	(0.3)
Other	48	0.3	(35)	(0.2)
Effect of cross-border tax laws:
Subpart F inclusions	135	0.8	(524)	(3.5)
PFIC QEF inclusions	688	3.9	800	5.3
Other	1	—	2	—
Nontaxable or nondeductible items:
Tax-exempt interest and dividends-received deduction	(15)	(0.1)	(23)	(0.1)
Compensation limitation under Section 162(m) & 280(g)	75	0.4	(2)	—
Other	34	0.2	52	0.3
Other	—	—	(20)	(0.1)
Total federal income tax expense (benefit)	$2,879	16.5%	$68	0.5%

December 31, 2025 | 10-K 96

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of the total federal income tax payments made and refunds received by jurisdiction is as follows:

Years ended December 31, (In thousands)	2025	2024
Tax payments (refunds)
United States	$(519)	(828)
Puerto Rico	2,406	1,300
Total tax payments	$1,887	472

The components of deferred federal income taxes are as follows:

December 31, (In thousands)	2025	2024
Deferred tax assets:
Net operating and capital loss carryforwards	$2,136	1,774
Accrued policyholder dividends and expenses	222	200
Deferred intercompany loss	1,432	1,721
Unrealized losses on investments available-for-sale	12,555	15,816
Accrued compensation	584	745
Lease liability	1,542	1,628
Fixed assets	328	394
Other	1,104	1,065
Total gross deferred tax assets	19,903	23,343
Less:
Valuation allowance	4,324	5,073
Net deferred tax assets	15,579	18,270
Deferred tax liabilities:
DAC, COIA and intangible assets	(17,161)	(14,619)
Future policy benefit reserves	(2,388)	(4,363)
Investments	(379)	(316)
Tax reserves transition liability	—	(747)
Right-of-use lease asset	(1,542)	(1,628)
Other	(105)	(39)
Total gross deferred tax liabilities	(21,575)	(21,712)
Net deferred tax liability	$(5,996)	(3,442)

A summary of changes in the components of deferred federal and state income taxes is as follows:

December 31, (In thousands)	2025	2024
Balance at January 1,	$(3,442)	(1,102)
Deferred tax benefit (expense)	(1,467)	1,800
Investments available-for-sale	(3,241)	3,031
Change in valuation allowance	749	(605)
Effects of unrealized gains (losses) on reserves	1,405	(6,566)
Balance at December 31,	$(5,996)	(3,442)

December 31, 2025 | 10-K 97

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company and our subsidiaries have $7.1 million in net operating loss carryforwards in the U.S. at December 31, 2025. The Company and our subsidiaries have capital loss carryforwards of $2.9 million in the U.S. and $0.2 million in Puerto Rico at December 31, 2025, which begin expiring in 2026 and 2031, respectively.

At December 31, 2025 and 2024, we determined it was more likely than not that a portion of our capital deferred tax assets would not be realized in their entirety. Thus, the Company holds valuation allowances of $4.3 million and $5.1 million in other comprehensive income (loss) at December 31, 2025 and 2024, respectively.

The Company recognizes only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority. The Company does not have any unrecognized tax benefits for December 31, 2025 and 2024.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.  In the consolidated statements of operations and comprehensive income (loss), we received $0.1 million of interest income related to refunds for the year ended December 31, 2025 and none in 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company had an immaterial impact to our income tax expense or effective tax rate for the enactment of OBBBA for the year ended December 31, 2025.

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

The Company and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various U.S. states. Our subsidiaries are subject to examination by U.S. tax authorities for tax years ending after December 31, 2022.

The Company's Puerto Rico subsidiaries are subject to examination by Puerto Rico tax authorities for tax years ending after December 31, 2022.

(12) OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% for domestic entities and 4% for Puerto Rican entities for the twelve months ended December 31,

December 31, 2025 | 10-K 98

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2025 and 2024. The following table provides a rollforward of accumulated other comprehensive income (loss) for the periods indicated below.

(In thousands)	Unrealized Gains and Losses on Available for Sale Securities	Discount Rate for Liability for Future Policy Benefits	Other Comprehensive Income (Loss)
Balance at December 31, 2023, net of tax	$(141,741)	23,586	(118,155)
Other comprehensive income (loss) before reclassification, before tax	(30,982)	56,613	25,631
Amounts reclassified from other comprehensive income (loss), before tax	699	—	699
Income tax benefit (expense)	2,425	(6,565)	(4,140)
Balance at December 31, 2024, net of tax	(169,599)	73,634	(95,965)
Other comprehensive income (loss) before reclassification, before tax	36,097	(27,117)	8,980
Amounts reclassified from other comprehensive income (loss), before tax	(349)	—	(349)
Income tax benefit (expense)	(2,493)	1,406	(1,087)
Balance at December 31, 2025, net of tax	$(136,344)	47,923	(88,421)

(13) STOCK COMPENSATION

Citizens grants stock-based compensation in the form of restricted stock units ("RSUs") and beginning in 2024, performance share units ("PSUs"). All stock awards are granted pursuant to the Citizens, Inc. Omnibus Incentive Plan (the "Plan"), which was approved by our shareholders in 2017. There were 3,000,000 shares authorized to be granted under the Plan. Awards may be granted under the Plan until June 5, 2027.

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

The following table provides a rollforward of RSU activity for the two-year period ended December 31, 2025.

Restricted Stock Units	Units (In thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	574	$3.37
Granted	892	2.29
Less:
Vested	433	2.73
Forfeited	17	2.84
Outstanding at December 31, 2024	1,016	2.70
Granted	381	4.33
Less:
Vested	471	4.48
Forfeited	14	3.14
Outstanding at December 31, 2025	912	$3.08

December 31, 2025 | 10-K 99

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In 2025, we recognized compensation expense of $2.5 million and $1.4 million in 2025 and 2024, respectively, related to RSU awards that were granted and vested during these periods. The aggregate intrinsic value of RSUs vested during the years ended December 31, 2025 and 2024 was $2.1 million and $1.2 million, respectively. As of December 31, 2025, unrecognized compensation costs for RSU awards was $1.8 million and is expected to be amortized over two years.

Performance Share Units. The Board of Directors granted PSUs to a limited number of senior executives in 2024 and 2025. PSUs have a three-year performance period and give the grantee the right to receive one share of our Class A common stock in the future for each PSU granted, subject to certain restrictions and a risk of forfeiture. While the PSU grant specifies a stated target number of shares, the grantees can earn up to 200% of the target PSUs awarded based on the achievement of the Board approved metric over the performance period. PSUs are not settled in shares until the Board certifies that the approved performance metrics have been met. Employees must continue to be employed during the performance period in order to receive shares, except in the case of death or disability, change in control, retirement (settled pro-rata) or certain involuntary terminations (settled pro-rata).

The following table provides a rollforward of PSU activity for the period beginning on the first date of grant and ending on December 31, 2025.

Performance Stock Units	Units (In thousands)		Weighted Average Grant Date Fair Value
Outstanding at March 28, 2024	—		$—
Granted	333		2.14
Less:
Forfeited	83		2.14
Outstanding at December 31, 2024	250		2.14
Granted	143		4.55
Less:
Forfeited	15		3.73
Outstanding at December 31, 2025	378	(1)	$2.99
(1) Represents the base number of PSUs that may vest. The actual number of PSUs that vest will be between 0 and 0.6 million, depending on the Company's achievement of certain performance goals.

We recognized $0.3 million and $0.1 million of expense for the PSU grants in 2025 and 2024, respectively, while $0.5 million was unrecognized and is expected to be amortized over the next one to three years depending on the vesting schedule of the grants. The vesting of PSUs occurs after a three-year performance period, and the actual quantity of shares awarded is determined by how well the Company fulfills established performance goals. As of December 31, 2025, management estimates that the probability of achieving the performance targets was 50% for the shares granted in 2024 and 100% for shares granted in 2025.

(14) BENEFIT PLANS

The Company sponsors a defined contribution retirement plan.  The plan was initially established as the Citizens, Inc. Profit Sharing Plan and was restated as the Citizens, Inc. 401(k) Retirement and Profit Sharing Plan effective March 1, 2016. There have been no profit sharing contributions since 2014.

The 401(k) plan automatically enrolls employees who have completed three months of service. Voluntary contributions are made by employees and the Company provides a matching contribution based upon the employee's level of contribution. The Company's expense was $0.8 million in both 2025 and 2024.

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

December 31, 2025 | 10-K 100

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

allocation changes are reflected in the segment operations, but do not impact consolidated expenses. There were no changes related to these relationships during the year ended December 31, 2025 and no additional related party transactions.

(16) QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table contains selected unaudited financial data for each quarter.

(In thousands, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2025
Revenues	$72,070	62,808	65,086	55,652
Benefits and expenses	64,206	58,329	58,172	57,439
Federal income tax expense (benefit)	526	2,062	455	(164)
Net income (loss)	7,338	2,417	6,459	(1,623)
Net income (loss) available to common shareholders	7,338	2,417	6,459	(1,623)
Basic earnings (loss) per share of Class A common stock	0.15	0.04	0.13	(0.03)
Diluted earnings (loss) per share of Class A common stock	0.14	0.04	0.13	(0.03)

2024
Revenues	$63,474	61,731	62,084	57,712
Benefits and expenses	59,758	58,694	58,782	52,787
Federal income tax expense (benefit)	95	247	(657)	383
Net income	3,621	2,790	3,959	4,542
Net income available to common shareholders	3,621	2,790	3,959	4,542
Basic earnings per share of Class A common stock	0.07	0.06	0.08	0.09
Diluted earnings per share of Class A common stock	0.07	0.05	0.08	0.09

(17) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued and determined that no subsequent events need to be recognized or disclosed.

December 31, 2025 | 10-K 101

CITIZENS, INC.	FINANCIAL SCHEDULES

Schedule II Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Balance Sheets
December 31, (In thousands)	2025	2024

Assets:
Investment in subsidiaries (1)	$213,359	188,678
Fixed maturity securities, available-for-sale, at fair value	16,295	16,331
Equity securities, at fair value	178	21
Cash (restricted portion: $1,554 in 2025 and 2024)	5,658	4,272
Accrued investment income	159	197
Accounts receivable from subsidiaries (1)	3,604	4,292
Property and equipment, net	6,642	8,018
Other assets	(63)	283
Total assets	$245,832	222,092
Liabilities and Stockholders' Equity:
Liabilities:
Accrued expense and other liabilities	$10,847	11,737
Total liabilities	10,847	11,737
Stockholders' equity:
Common stock:
Class A	272,294	269,799
Class B	3,184	3,184
Retained earnings	71,653	57,062
Unrealized investment gains (losses) on securities held by parent and subsidiaries, net of tax	(88,421)	(95,965)
Treasury stock	(23,725)	(23,725)
Total stockholders' equity	234,985	210,355
Total liabilities and stockholders' equity	$245,832	222,092
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

December 31, 2025 | 10-K 102

CITIZENS, INC.	FINANCIAL SCHEDULES

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, (In thousands)	2025	2024
Comprehensive Income (Loss):
Revenues:
Management service fees (1)	$44,824	41,636
Investment income	769	4,900
Other	125	83
Investment related gains (losses), net	31	(17)
Total revenues	45,749	46,602
Expenses:
General expenses	48,285	47,470
Taxes, licenses and fees	224	216
Total expenses	48,509	47,686
Income (loss) before equity in income (loss) of consolidated subsidiaries	(2,760)	(1,084)
Equity in income of consolidated subsidiaries	17,351	15,996
Net income	14,591	14,912
Other comprehensive income (loss)	7,544	22,190
Total comprehensive income (loss)	$22,135	37,102
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

December 31, 2025 | 10-K 103

CITIZENS, INC.	FINANCIAL SCHEDULES

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Cash Flows
Years ended December 31, (In thousands)	2025	2024
Cash flows from operating activities:
Net income	$14,591	14,912
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment related gains (losses), net	(31)	17
Equity in income of consolidated subsidiaries	(17,351)	(15,996)
Change in accrued expenses and other liabilities	210	4,303
Change in federal income tax payable	519	828
Amortization of premiums and discounts on investments	54	81
Depreciation	219	243
Change in accrued investment income	38	32
Stock-based compensation	2,774	1,517
Decrease (increase) in receivable from subsidiaries and other assets	688	39
Other, net	(222)	(23)
Net cash provided by (used in) operating activities	1,489	5,953
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(8,820)	(5,066)
Maturities and calls of fixed maturity securities, available-for-sale	4,671	9,989
Purchase of equity securities	(120)	—
Sales of fixed maturity securities, available-for-sale	4,444	—
Purchases of property and equipment	—	(106)
Net cash provided by (used in) investing activities	175	4,817
Cash flows from financing activities:
Capital contribution to subsidiary	—	(10,010)
Other share repurchases	(278)	(393)
Net cash provided by (used in) financing activities	(278)	(10,403)
Net increase (decrease) in cash	1,386	367
Cash at beginning of year	4,272	3,905
Cash at end of year	$5,658	4,272

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

December 31, 2025 | 10-K 104

CITIZENS, INC.	FINANCIAL SCHEDULES

Schedule III Consolidated Supplementary Insurance Information
Years ended December 31, (In thousands)	2025	2024
Deferred policy acquisition costs:
International Insurance	$133,038	125,684
Domestic Insurance	87,499	73,951
Total consolidated deferred policy acquisition costs	$220,537	199,635
Future policy benefit reserves and policy claims payable:
International Insurance	$874,118	869,235
Domestic Insurance	324,081	312,692
Total consolidated future policy benefit reserves and policy claims payable	$1,198,199	1,181,927
Unearned premiums:
International Insurance	$1,658	1,215
Domestic Insurance	57	57
Total consolidated unearned premiums	$1,715	1,272
Other policy claims and benefits payable:
International Insurance	$187,003	159,682
Domestic Insurance	75,221	75,244
Total consolidated other policy claims and benefits payable	$262,224	234,926

December 31, 2025 | 10-K 105

CITIZENS, INC.	FINANCIAL SCHEDULES

The Company's written premium is not materially different from earned premium, therefore only earned premiums are detailed in Schedule IV.

Schedule IV Consolidated Statement of Reinsurance
(In thousands)	Direct Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	% of Amount Assumed to Net
Year ended December 31, 2025:
Life insurance in force	$5,431,721	910,226	3,193	4,524,688	0.1%
Premiums:
Life insurance	$187,003	12,443	51	174,611
Accident and health insurance	1,763	3	—	1,760
Total premiums	$188,766	12,446	51	176,371	—%
Year ended December 31, 2024:
Life insurance in force	$5,227,506	821,215	3,427	4,409,718	0.1%
Premiums:
Life insurance	$177,053	5,559	67	171,561
Accident and health insurance	1,788	3	—	1,785
Property insurance	(5)	13	—	(18)
Total premiums	$178,836	5,575	67	173,328	—%

December 31, 2025 | 10-K 106

EXHIBITS

Exhibit No.	Description

3.1
Restated and Amended Articles of Incorporation dated March 4, 2004 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 15, 2004)

3.2	Amended and Restated Bylaws dated June 2, 2021 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on June 7, 2021)

4.1*	Description of Securities of Citizens, Inc.

10.1	Form of Indemnification Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 8, 2017)

10.2	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 8, 2017)

10.3†	Citizens, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the Registrant on December 5, 2017)

10.4†	Form of Citizens, Inc. Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed on March 29, 2018)

10.5†	Form of Citizens, Inc. Executive Officer Performance Share Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed on March 13, 2025)

10.6†	Form of Citizens, Inc. Non-employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K filed on March 29, 2018)

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

10.14†	Compensation Recovery Policy (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report for the Year Ended December 31, 2023 on Form 10-K filed on March 14, 2024)

19	Citizens, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K filed on March 13, 2025)

21*	Subsidiaries of the Registrant

23*	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP

24	Power of Attorney (included on signature page enclosed herein)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

December 31, 2025 | 10-K 107

Exhibit No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Inline XBRL for the cover page of this Annual Report on Form 10-K for the year ended December 31, 2025, filed electronically herewith, included in the Exhibit 101 Inline XBRL Document Set.

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.

Item 16. FORM 10-K SUMMARY

None.

December 31, 2025 | 10-K 108

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CITIZENS, INC.

Date:	March 12, 2026	By:	/s/ Jon Stenberg
Jon Stenberg,
Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Jeffery P. Conklin
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 12, 2026.

Dated:  March 12, 2026

/s/ Jerry D. Davis, Jr.	/s/ Cynthia H. Davis
Jerry D. Davis, Jr., Chairman of the Board and Director	Cynthia H. Davis, Vice Chairman of the Board and Director

/s/ Christopher W. Claus	/s/ Peter M. Carlson
Christopher W. Claus, Director	Peter M. Carlson, Director

/s/ Dr. Terry S. Maness	/s/ Mary Taylor
Dr. Terry S. Maness, Director	Mary Taylor, Director

/s/ J. Keith Morgan	/s/ Michael Harwood
J. Keith Morgan, Director	Michael Harwood, Director

/s/ Jon Stenberg
Jon Stenberg, Director

December 31, 2025 | 10-K 109