Form 10-Q
period 2026-03-31
CITIZENS, INC.
filed 2026-05-07
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 1, 2026, the Registrant had 50,553,564 shares of Class A common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

March 31, 2026 | 10-Q 1

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets

(In thousands)	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $1,431,586 and $1,432,454 in 2026 and 2025, respectively)	$1,271,111	1,287,861
Equity securities, at fair value	1,451	1,356
Policy loans	67,217	67,455
Other long-term investments (portion measured at fair value $86,308 and $85,157 in 2026 and 2025, respectively)	86,590	85,439
Total investments	1,426,369	1,442,111
Cash and cash equivalents (restricted portion: $1,554 in both 2026 and 2025)	18,520	22,976
Accrued investment income	18,564	18,241
Receivable for securities	1,875	90
Reinsurance recoverable	12,913	10,874
Deferred policy acquisition costs	224,502	220,537
Cost of insurance acquired	8,807	8,995
Current federal income tax receivable	427	624
Property and equipment, net	9,668	9,835
Due premiums	9,349	11,299
Other assets (less allowance for losses of $750 and $740 in 2026 and 2025, respectively)	8,506	9,178
Total assets	$1,739,500	1,754,760

See accompanying Notes to Consolidated Financial Statements.

March 31, 2026 | 10-Q 2

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets, Continued

(In thousands, except share amounts)	March 31, 2026	December 31, 2025
	(Unaudited)
Liabilities and Stockholders' Equity:
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,167,386	1,188,089
Accident and health insurance	1,399	1,338
Total future policy benefit reserves	1,168,785	1,189,427
Policyholders' funds:
Annuities	181,175	175,569
Dividend accumulations	52,248	51,360
Premiums paid in advance	29,680	29,055
Policy claims payable	8,522	8,772
Other policyholders' funds	8,095	7,955
Total policyholders' funds	279,720	272,711
Total policy liabilities	1,448,505	1,462,138
Commissions payable	4,505	4,186
Deferred federal income tax liability	6,219	5,996
Other liabilities	41,603	47,455
Total liabilities	1,500,832	1,519,775
Commitments and contingencies (Notes 7 and 8)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 54,662,129 and 54,625,652 shares issued and outstanding in 2026 and 2025, respectively, including shares in treasury of 4,327,810 in 2026 and 2025	272,771	272,294
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2026 and 2025, including shares in treasury of 1,001,714 in 2026 and 2025	3,184	3,184
Retained earnings	73,921	71,653
Accumulated other comprehensive income (loss)	(87,483)	(88,421)
Treasury stock, at cost	(23,725)	(23,725)
Total stockholders' equity	238,668	234,985
Total liabilities and stockholders' equity	$1,739,500	1,754,760

See accompanying Notes to Consolidated Financial Statements.

March 31, 2026 | 10-Q 3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2026	2025
Revenues:
Premiums	$39,938	39,797
Net investment income	17,304	17,377
Investment related gains (losses), net	984	(2,894)
Other income	1,494	1,372
Total revenues	59,720	55,652
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	39,653	40,098
Increase (decrease) in future policy benefit reserves	(4,703)	(3,646)
Policyholder liability remeasurement (gain) loss	875	(172)
Policyholders' dividends	1,102	1,295
Total insurance benefits paid or provided	36,927	37,575
Commissions	10,824	11,275
Other general expenses	13,372	12,693
Capitalization of deferred policy acquisition costs	(8,944)	(8,849)
Amortization of deferred policy acquisition costs	4,979	4,647
Amortization of cost of insurance acquired	188	98
Total benefits and expenses	57,346	57,439
Income (loss) before federal income tax	2,374	(1,787)
Federal income tax expense (benefit)	106	(164)
Net income (loss)	2,268	(1,623)

Per Share Amounts:
Basic earnings (loss) per share of Class A common stock	0.05	(0.03)
Diluted earnings (loss) per share of Class A common stock	0.04	(0.03)

Other Comprehensive Income (Loss):
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) arising during period	(16,295)	18,334
Reclassification adjustment for (gains) losses included in net income (loss)	412	83
Unrealized gains (losses) on fixed maturity securities, net	(15,883)	18,417
Change in current discount rate for liability for future policy benefits	17,135	(8,589)
Income tax expense (benefit) on other comprehensive income items	314	937
Other comprehensive income (loss)	938	8,891
Total comprehensive income (loss)	$3,206	7,268

See accompanying Notes to Consolidated Financial Statements.

March 31, 2026 | 10-Q 4

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
(In thousands)	Class A	Class B

Balance at December 31, 2025	$272,294	3,184	71,653	(88,421)	(23,725)	234,985
Comprehensive income (loss):
Net income (loss)	—	—	2,268	—	—	2,268
Other comprehensive income (loss)	—	—	—	938	—	938
Total comprehensive income (loss)	—	—	2,268	938	—	3,206
Stock-based compensation	477	—	—	—	—	477
Balance at March 31, 2026	$272,771	3,184	73,921	(87,483)	(23,725)	238,668

Balance at December 31, 2024	$269,799	3,184	57,062	(95,965)	(23,725)	210,355
Comprehensive income (loss):
Net income (loss)	—	—	(1,623)	—	—	(1,623)
Other comprehensive income (loss)	—	—	—	8,891	—	8,891
Total comprehensive income (loss)	—	—	(1,623)	8,891	—	7,268
Stock-based compensation	516	—	—	—	—	516
Balance at March 31, 2025	$270,315	3,184	55,439	(87,074)	(23,725)	218,139

See accompanying Notes to Consolidated Financial Statements.

March 31, 2026 | 10-Q 5

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31, (In thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$2,268	(1,623)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Investment related (gains) losses on sale of investments and other assets, net	(984)	2,894
Net deferred policy acquisition costs	(3,965)	(4,202)
Amortization of cost of insurance acquired	188	98
Depreciation	171	161
Amortization of premiums and discounts on investments	979	1,181
Stock-based compensation	476	572
Deferred federal income tax expense (benefit)	(91)	(370)
Change in:
Accrued investment income	(323)	289
Reinsurance recoverable	(2,039)	(990)
Due premiums	1,950	2,260
Future policy benefit reserves	(3,507)	(3,495)
Other policyholders' liabilities	7,714	11,491
Federal income tax receivable	197	206
Commissions payable and other liabilities	(5,212)	(7,855)
Other, net	1,855	131
Net cash provided by (used in) operating activities	(323)	748
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(31,022)	(17,519)
Sales of fixed maturity securities, available-for-sale	9,976	65
Maturities and calls of fixed maturity securities, available-for-sale	18,752	8,402
Principal payments on mortgage loans	2	2
Change in policy loans	238	255
Sales of other long-term investments	—	232
Purchases of other long-term investments	(1,048)	(2,763)
Purchases of property and equipment	(326)	(107)
Net cash used in investing activities	(3,428)	(11,433)

See accompanying Notes to Consolidated Financial Statements.

March 31, 2026 | 10-Q 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(Unaudited)

Three Months Ended March 31, (In thousands)	2026	2025
Cash flows from financing activities:
Annuity deposits	$2,358	2,211
Annuity withdrawals	(3,063)	(2,385)
Other share repurchases	—	(57)
Net cash used in financing activities	(705)	(231)
Net increase (decrease) in cash and cash equivalents	(4,456)	(10,916)
Cash and cash equivalents at beginning of year	22,976	29,271
Cash and cash equivalents at end of period	$18,520	18,355

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2025, various fixed maturity issuers exchanged securities with book values of $5.7 million for securities of equal value and none during the three months ended March 31, 2026.

The Company had $1.9 million net unsettled security trades at March 31, 2026 and $0.3 million at March 31, 2025.

See accompanying Notes to Consolidated Financial Statements.

March 31, 2026 | 10-Q 7

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) FINANCIAL STATEMENTS

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens" or the "Company"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CLOA"), CICA Life Ltd. ("CICA Bermuda"), Security Plan Life Insurance Company ("SPLIC"), Magnolia Guaranty Life Insurance Company ("MGLIC"), Computing Technology, Inc. ("CTI"), and Nexo Global Services LLC, a Puerto Rico holding company ("Nexo") and its wholly-owned subsidiaries, CICA Life A.I., a Puerto Rico company ("CICA International") and Nexo Enrollment Services LLC, a Puerto Rico service company ("NES"). All significant inter-company accounts and transactions have been eliminated. Citizens and its wholly-owned subsidiaries are collectively referred to as the "Company," "it," "we," "us" or "our".

The consolidated balance sheet as of March 31, 2026, the consolidated statements of operations and comprehensive income (loss) and stockholders' equity for the three months ended March 31, 2026 and March 31, 2025 and the consolidated statements of cash flows for the three months ended March 31, 2026 and March 31, 2025 have been prepared by the Company without audit and are not subject to audit. In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2026 and for comparative periods have been made. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K").  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

The Company operates through two segments: International Insurance and Domestic Insurance.

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

Domestic Insurance. Our Domestic Insurance segment operates through our subsidiaries CLOA, which issues whole life, final expense and life products with living benefits throughout the U.S. and SPLIC and MGLIC, which focus on the life insurance needs of the lower-income markets, primarily in Louisiana, Mississippi and Arkansas.  Our products in this segment consist primarily of small face amount whole life, industrial life and pre-need policies, which are designed to fund final expenses for the insured, primarily relating to funeral and burial costs. SPLIC also issues critical illness policies.

CTI provides data processing systems and services to the Company.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent

March 31, 2026 | 10-Q 8

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from these estimates.

Significant estimates include those used in the evaluation of credit losses on fixed maturity securities, valuation allowances on deferred tax assets, and actuarially determined assets and liabilities.  Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the consolidated financial statements.

SIGNIFICANT ACCOUNTING POLICIES

For a description of all significant accounting policies, see Part IV, Item 15, Note 1. Summary of Significant Accounting Policies in the notes to our consolidated financial statements included in our 2025 Form 10-K, which should be read in conjunction with these accompanying consolidated financial statements.

(2) ACCOUNTING PRONOUNCEMENTS

ACCOUNTING STANDARDS NOT YET ADOPTED

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which is intended to enhance expense disclosures by requiring additional disaggregation of certain costs and expenses, on an interim and annual basis, within the footnotes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. This ASU will impact only our disclosures and not our financial condition or results of operations. We are currently evaluating the impact of adopting this pronouncement on the notes to the consolidated financial statements.

No other new accounting pronouncements issued or effective during the year had, or is expected to have, a material impact on our consolidated financial statements.

(3) INVESTMENTS

The Company invests primarily in fixed maturity securities as shown below.

Carrying Value (In thousands, except for %)	March 31, 2026		December 31, 2025
	Amount	%	Amount	%

Cash and invested assets:
Fixed maturity securities	$1,271,111	88.0%	1,287,861	87.9%
Equity securities	1,451	0.1	1,356	0.1
Policy loans	67,217	4.7	67,455	4.6
Other long-term investments	86,590	5.9	85,439	5.8
Cash and cash equivalents	18,520	1.3	22,976	1.6
Total cash and invested assets	$1,444,889	100.0%	1,465,087	100.0%

March 31, 2026 | 10-Q 9

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities as of the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026
(In thousands)

Fixed maturity securities:
U.S. Treasury securities	$5,680	36	109	5,607
U.S. Government-sponsored enterprises	1,265	70	—	1,335
States and political subdivisions	288,472	1,586	28,000	262,058
Corporate:
Financial	320,215	2,811	30,828	292,198
Consumer	251,081	464	42,415	209,130
Utilities	136,346	620	21,678	115,288
Energy	84,239	383	8,389	76,233
Communications	68,990	192	9,673	59,509
All other	127,297	484	17,291	110,490
Commercial mortgage-backed	8,869	175	2	9,042
Residential mortgage-backed	106,254	20	8,635	97,639
Asset-backed	32,878	316	612	32,582
Total fixed maturity securities	$1,431,586	7,157	167,632	1,271,111

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
(In thousands)

Fixed maturity securities:
U.S. Treasury securities	$5,692	61	99	5,654
U.S. Government-sponsored enterprises	1,268	86	—	1,354
States and political subdivisions	294,347	1,881	27,436	268,792
Corporate:
Financial	323,056	4,137	26,847	300,346
Consumer	244,480	797	39,093	206,184
Utilities	136,005	829	20,048	116,786
Energy	82,205	473	7,622	75,056
Communications	69,719	256	8,454	61,521
All other	122,240	764	16,027	106,977
Commercial mortgage-backed	8,872	24	2	8,894
Residential mortgage-backed	111,243	28	8,183	103,088
Asset-backed	33,327	412	530	33,209
Total fixed maturity securities	$1,432,454	9,748	154,341	1,287,861

March 31, 2026 | 10-Q 10

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's investments in equity securities are shown below.

Fair Value (In thousands)	March 31, 2026	December 31, 2025

Equity securities:
Bond mutual funds	$217	219
Common stocks	1,227	1,130
Non-redeemable preferred stock	7	7
Total equity securities	$1,451	1,356

VALUATION OF INVESTMENTS

Available-for-sale ("AFS") fixed maturity securities are reported in the consolidated financial statements at fair value with the change in fair value recorded through other comprehensive income (loss). Equity securities are also measured at fair value in the consolidated financial statements with the change in fair value recorded through net income (loss). The Company recognized net investment related gains of $0.1 million and $47 thousand for the three months ended March 31, 2026 and 2025, respectively, on equity securities held.

The Company considers several factors in its review and evaluation of individual investments, using the process described in Part IV, Item 15, Note 2. Investments in the notes to the consolidated financial statements of our 2025 Form 10-K to determine whether a credit valuation loss exists. For the three months ended March 31, 2026 and 2025, the Company recorded no credit valuation losses on fixed maturity securities.

For fixed maturity security investments that have unrealized losses as of March 31, 2026 and December 31, 2025, the gross unrealized losses and related fair values that have been in a continuous unrealized loss position by timeframe are as follows.

March 31, 2026	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
U.S. Treasury securities	$408	2	1	876	107	7	1,284	109	8
States and political subdivisions	37,519	507	44	137,879	27,493	173	175,398	28,000	217
Corporate:
Financial	36,097	768	85	140,330	30,060	174	176,427	30,828	259
Consumer	23,733	704	53	160,973	41,711	221	184,706	42,415	274
Utilities	15,837	425	43	80,176	21,253	152	96,013	21,678	195
Energy	23,787	490	38	40,158	7,899	53	63,945	8,389	91
Communications	15,289	367	22	37,738	9,306	47	53,027	9,673	69
All Other	17,772	312	32	69,523	16,979	90	87,295	17,291	122
Commercial mortgage-backed	—	—	—	76	2	1	76	2	1
Residential mortgage-backed	1,923	8	9	87,893	8,627	71	89,816	8,635	80
Asset-backed	2,963	113	7	11,192	499	12	14,155	612	19
Total fixed maturity securities	$175,328	3,696	334	766,814	163,936	1,001	942,142	167,632	1,335

March 31, 2026 | 10-Q 11

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2025	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
U.S. Treasury securities	$—	—	—	883	99	7	883	99	7
States and political subdivisions	21,991	147	28	145,859	27,289	180	167,850	27,436	208
Corporate:
Financial	13,485	196	23	148,244	26,651	182	161,729	26,847	205
Consumer	19,282	361	25	165,229	38,732	225	184,511	39,093	250
Utilities	12,109	170	35	82,012	19,878	152	94,121	20,048	187
Energy	11,650	214	24	44,795	7,408	55	56,445	7,622	79
Communications	10,682	126	14	39,964	8,328	50	50,646	8,454	64
All Other	4,289	38	13	72,186	15,989	93	76,475	16,027	106
Commercial mortgage-backed	—	—	—	79	2	1	79	2	1
Residential mortgage-backed	17	—	4	93,197	8,183	77	93,214	8,183	81
Asset-backed	1,569	66	2	11,569	464	13	13,138	530	15
Total fixed maturity securities	$95,074	1,318	168	804,017	153,023	1,035	899,091	154,341	1,203

In each category of our fixed maturity securities described above, we do not intend to sell our investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. As of March 31, 2026 and December 31, 2025, 98.8% and 98.7% of the fair value of our fixed maturity securities portfolio, respectively, were rated investment grade. While the losses are currently unrealized, we continue to monitor all fixed maturity securities on an on-going basis as future information may become available which could result in an allowance being recorded.

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

The amortized cost and fair value of fixed maturity securities at March 31, 2026 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

March 31, 2026	Amortized Cost	Fair Value
(In thousands)
Fixed maturity securities:
Due in one year or less	$20,413	20,418
Due after one year through five years	108,126	108,112
Due after five years through ten years	300,816	299,213
Due after ten years	1,002,231	843,368
Total fixed maturity securities	$1,431,586	1,271,111

March 31, 2026 | 10-Q 12

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Fixed maturity securities, available-for-sale:
Proceeds	$11,761	65
Gross realized gains	$55	1
Gross realized losses	$368	4

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

March 31, 2026 | 10-Q 13

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets measured at fair value on a recurring basis as of the dates indicated.

March 31, 2026	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial assets:
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$5,607	1,335	—	6,942
States and political subdivisions	—	262,058	—	262,058
Corporate	40	862,808	—	862,848
Commercial mortgage-backed	—	9,042	—	9,042
Residential mortgage-backed	—	97,639	—	97,639
Asset-backed	—	32,582	—	32,582
Total fixed maturity securities	5,647	1,265,464	—	1,271,111

Equity securities:
Bond mutual funds	217	—	—	217
Common stocks	1,227	—	—	1,227
Non-redeemable preferred stock	7	—	—	7
Total equity securities	1,451	—	—	1,451
Other long-term investments (1)	—	—	—	86,308
Total financial assets	$7,098	1,265,464	—	1,358,870
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

March 31, 2026 | 10-Q 14

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2025	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial assets:
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$5,654	1,354	—	7,008
States and political subdivisions	—	268,792	—	268,792
Corporate	42	866,828	—	866,870
Commercial mortgage-backed	—	8,894	—	8,894
Residential mortgage-backed	—	103,088	—	103,088
Asset-backed	—	33,209	—	33,209
Total fixed maturity securities	5,696	1,282,165	—	1,287,861

Equity securities:
Bond mutual funds	219	—	—	219
Common stocks	1,130	—	—	1,130
Non-redeemable preferred stock	7	—	—	7
Total equity securities	1,356	—	—	1,356
Other long-term investments (1)	—	—	—	85,157
Total financial assets	$7,052	1,282,165	—	1,374,374
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

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At March 31, 2026, fixed maturity securities, valued using a third-party pricing source, totaled $1.3 billion for Level 2 assets and comprised 93.1% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets as of March 31, 2026.  For the three months ended March 31, 2026, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Structured note. At March 31, 2026, the Company held an investment in a structured note, which includes components classified as fixed maturity securities and other long-term investments on the consolidated balance sheets. The partner interest is included in other long-term investments and is measured at its net asset value ("NAV") of $2.6 million as a practical expedient, which approximates fair value. The Company recognized investment related losses of $0.1 million for the three months ended March 31, 2026. These investments are included in other long-term investments on the consolidated balance sheets. As of March 31, 2026, we are committed to funding this structured note investment up to $4.1 million over the next nine years.

Limited partnerships. The Company considers the NAV to represent the value of the investment fund and is measured by the total value of assets minus the total value of liabilities. The following table includes information

March 31, 2026 | 10-Q 15

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
related to our investments in limited partnerships that calculate NAV per share. For these investments, which are measured at fair value on a recurring basis, we use the NAV per share to measure fair value. The Company recognized net investment related gains of $1.8 million and losses of $1.5 million on limited partnerships held for the three months ended March 31, 2026 and 2025, respectively. These investments are included in other long-term investments on the consolidated balance sheets.

		March 31, 2026			December 31, 2025
(In thousands, except for years)		Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)	Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)
	Description
Limited partnerships:
Middle market	Investments in privately-originated, performing senior secured debt primarily in North America-based companies	$29,385	—	2	$30,956	—	2
Late-stage growth	Investments in private late-stage, established companies seeking capital to accelerate growth prior to an IPO or sale	39,603	1,558	2 to 4	36,623	2,232	2 to 4
Infrastructure	Investments in environmental infrastructure and related technology, focusing on renewable power generation and distribution	14,738	2,638	8	15,013	4,052	8
Total limited partnerships		$83,726	4,196		$82,592	6,284

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated financial statements not otherwise disclosed for the periods indicated were as follows:

	March 31, 2026		December 31, 2025
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Policy loans	$67,217	67,217	67,455	67,455
Residential mortgage loan	22	22	24	24
Cash and cash equivalents	18,520	18,520	22,976	22,976
Financial liabilities:
Annuity - investment contracts	69,134	63,098	68,975	64,066

Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at both March 31, 2026 and December 31, 2025 and no specified maturity dates. Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable. Therefore, the fair value of policy loans

March 31, 2026 | 10-Q 16

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
approximates the carrying value reflected on the consolidated balance sheets are considered Level 3 assets in the fair value hierarchy.

Residential mortgage loan. The mortgage loan is secured by a residential property. The interest rate for this loan was 7.0% at both March 31, 2026 and December 31, 2025. At March 31, 2026, the remaining loan matures in two years.  Management estimated the fair value using an annual interest rate of 6.25% at both March 31, 2026 and December 31, 2025. Our mortgage loan is considered a Level 3 asset in the fair value hierarchy and is included in other long-term investments on the consolidated balance sheets.

Cash and cash equivalents. The fair value of cash and cash equivalents approximates carrying value and these assets are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contracts, which are considered Level 3 liabilities, was estimated at March 31, 2026 and December 31, 2025 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 3.63% to 5.10% and 3.31% to 4.98%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Other long-term investments. Financial instruments included in other long-term investments are classified in various levels of the fair value hierarchy. The following table summarizes the carrying amounts of these investments.

Carrying Value (In thousands)	March 31, 2026	December 31, 2025
Other long-term investments:
Limited partnerships	$83,726	82,592
Structured note	2,582	2,565
FHLB common stock	224	222
All other investments	58	60
Total other long-term investments	$86,590	85,439

We are a member of the Federal Home Loan Bank ("FHLB") of Dallas and such membership requires members to own stock in the FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value.

(5) DEFERRED POLICY ACQUISITION COSTS AND COST OF INSURANCE ACQUIRED

DAC

The following tables roll forward the deferred policy acquisition costs ("DAC") and cost of insurance acquired ("COIA") balances for the three months ended March 31, 2026 and 2025 by reporting cohort. Our reporting cohorts are Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy, and

March 31, 2026 | 10-Q 17

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

Three Months Ended March 31, 2026 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
International Insurance:
Balance, beginning of year	$113,915	18,585	538	133,038
Capitalizations	3,655	521	57	4,233
Amortization expense	(3,183)	(310)	(59)	(3,552)
Balance, end of period	114,387	18,796	536	133,719

Domestic Insurance:
Balance, beginning of year	74,622	11,683	1,194	87,499
Capitalizations	4,420	238	53	4,711
Amortization expense	(1,263)	(112)	(52)	(1,427)
Balance, end of period	77,779	11,809	1,195	90,783

Consolidated:
Balance, beginning of year	188,537	30,268	1,732	220,537
Capitalizations	8,075	759	110	8,944
Amortization expense	(4,446)	(422)	(111)	(4,979)
Balance, end of period	$192,166	30,605	1,731	224,502

Three Months Ended March 31, 2025 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
International Insurance:
Balance, beginning of year	$108,742	16,370	572	125,684
Capitalizations	3,779	920	88	4,787
Amortization expense	(3,103)	(276)	(87)	(3,466)
Balance, end of period	109,418	17,014	573	127,005

Domestic Insurance:
Balance, beginning of year	61,639	11,169	1,143	73,951
Capitalizations	3,831	173	58	4,062
Amortization expense	(1,062)	(107)	(12)	(1,181)
Balance, end of period	64,408	11,235	1,189	76,832

Consolidated:
Balance, beginning of year	170,381	27,539	1,715	199,635
Capitalizations	7,610	1,093	146	8,849
Amortization expense	(4,165)	(383)	(99)	(4,647)
Balance, end of period	$173,826	28,249	1,762	203,837

March 31, 2026 | 10-Q 18

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
COIA

The Domestic Insurance segment is the only segment that recognizes COIA; therefore, the balances for the three months ended March 31, 2026 and 2025 on a consolidated basis by reporting cohort are shown below.

(In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Three Months Ended March 31, 2026
Balance, beginning of year	$7,036	764	1,195	8,995
Amortization expense	(93)	(9)	(86)	(188)
Balance, end of year	$6,943	755	1,109	8,807

Three Months Ended March 31, 2025
Balance, beginning of year	$7,424	809	1,213	9,446
Amortization expense	(99)	(13)	14	(98)
Balance, end of year	$7,325	796	1,227	9,348

(6) POLICYHOLDERS’ LIABILITIES

LIABILITY FOR FUTURE POLICY BENEFITS

The following tables summarize balances of and changes in the liability for future policy benefits for our reporting cohorts: Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy,

March 31, 2026 | 10-Q 19

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

March 31, 2026 (In thousands)	International Insurance			Domestic Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums:
Balance, beginning of year	$241,394	20,592	261,986	189,845	13,052	202,897
Beginning balance at original discount rate	$242,912	20,405	263,317	192,071	13,446	205,517
Effect of actual variances from expected experience	937	11	948	(13,394)	(690)	(14,084)
Adjusted beginning of year balance	243,849	20,416	264,265	178,677	12,756	191,433
Issuances	6,319	782	7,101	24,866	483	25,349
Interest accrual	2,466	201	2,667	2,080	122	2,202
Net premiums collected	(9,853)	(1,460)	(11,313)	(6,646)	(103)	(6,749)
Derecognition and other	190	44	234	(1,462)	(50)	(1,512)
Ending balance at original discount rate	242,971	19,983	262,954	197,515	13,208	210,723
Effect of changes in discount rates	(4,106)	23	(4,083)	(4,967)	(493)	(5,460)
Balance, end of period	$238,865	20,006	258,871	192,548	12,715	205,263

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$910,575	166,327	1,076,902	324,382	139,220	463,602
Beginning balance at original discount rate	$932,243	174,075	1,106,318	339,821	152,775	492,596
Effect of actual variances from expected experience	1,845	721	2,566	(13,531)	(516)	(14,047)
Adjusted beginning of year balance	934,088	174,796	1,108,884	326,290	152,259	478,549
Issuances	6,433	773	7,206	24,867	482	25,349
Interest accrual	10,158	1,734	11,892	3,813	1,788	5,601
Benefit payments	(25,408)	(4,762)	(30,170)	(5,699)	(1,819)	(7,518)
Derecognition and other	75	168	243	(1,472)	8	(1,464)
Ending balance at original discount rate	925,346	172,709	1,098,055	347,799	152,718	500,517
Effect of changes in discount rates	(34,522)	(10,100)	(44,622)	(20,930)	(16,000)	(36,930)
Balance, end of period	$890,824	162,609	1,053,433	326,869	136,718	463,587

Net liability for future policy benefits	$651,959	142,603	794,562	134,321	124,003	258,324
Plus: Flooring impact	2	—	2	—	—	—
Less: Reinsurance recoverable	—	—	—	7,705	—	7,705
Net liability for future policy benefits, after reinsurance recoverable	$651,961	142,603	794,564	126,616	124,003	250,619

March 31, 2026 | 10-Q 20

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2025 (In thousands)	International Insurance			Domestic Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums:
Balance, beginning of year	$237,944	15,592	253,536	156,432	13,248	169,680
Beginning balance at original discount rate	$247,279	15,807	263,086	164,666	14,105	178,771
Effect of actual variances from expected experience	673	469	1,142	(10,389)	(698)	(11,087)
Adjusted beginning of year balance	247,952	16,276	264,228	154,277	13,407	167,684
Issuances	6,639	985	7,624	23,901	547	24,448
Interest accrual	2,458	156	2,614	1,836	124	1,960
Net premiums collected	(10,488)	(1,452)	(11,940)	(5,616)	(43)	(5,659)
Derecognition and other	(261)	121	(140)	(2,272)	(24)	(2,296)
Ending balance at original discount rate	246,300	16,086	262,386	172,126	14,011	186,137
Effect of changes in discount rates	(6,823)	(106)	(6,929)	(5,961)	(687)	(6,648)
Balance, end of period	$239,477	15,980	255,457	166,165	13,324	179,489

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$914,153	159,244	1,073,397	281,212	139,461	420,673
Beginning balance at original discount rate	$965,548	170,911	1,136,459	304,500	153,902	458,402
Effect of actual variances from expected experience	712	1,098	1,810	(10,578)	(392)	(10,970)
Adjusted beginning of year balance	966,260	172,009	1,138,269	293,922	153,510	447,432
Issuances	6,766	1,113	7,879	23,902	541	24,443
Interest accrual	10,539	1,699	12,238	3,488	1,794	5,282
Benefit payments	(25,894)	(5,275)	(31,169)	(4,385)	(1,727)	(6,112)
Derecognition and other	(438)	(12)	(450)	(2,258)	(23)	(2,281)
Ending balance at original discount rate	957,233	169,534	1,126,767	314,669	154,095	468,764
Effect of changes in discount rates	(42,070)	(10,309)	(52,379)	(20,462)	(14,131)	(34,593)
Balance, end of period	$915,163	159,225	1,074,388	294,207	139,964	434,171

Net liability for future policy benefits	$675,686	143,245	818,931	128,042	126,640	254,682
Less: Reinsurance recoverable	—	—	—	2,875	—	2,875
Net liability for future policy benefits, after reinsurance recoverable	$675,686	143,245	818,931	125,167	126,640	251,807

March 31, 2026 | 10-Q 21

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles the net liability for future policy benefits shown above to the liability for future policy benefits reported in the consolidated balance sheets.

	March 31, 2026			March 31, 2025
(In thousands)	International Insurance	Domestic Insurance	Consolidated	International Insurance	Domestic Insurance	Consolidated
Life Insurance:
Permanent	$651,961	126,616	778,577	675,686	125,167	800,853
Permanent limited pay	142,603	124,003	266,606	143,245	126,640	269,885
Deferred profit liability	27,650	39,332	66,982	25,011	36,878	61,889
Other	30,549	24,672	55,221	27,595	16,864	44,459
Total life insurance	852,763	314,623	1,167,386	871,537	305,549	1,177,086
Accident & Health Insurance:
Other	718	681	1,399	529	584	1,113
Total future policy benefit reserves	$853,481	315,304	1,168,785	872,066	306,133	1,178,199

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefit payments for long-term duration contracts.

	March 31, 2026		March 31, 2025
(In thousands)	International Insurance	Domestic Insurance	International Insurance	Domestic Insurance
Undiscounted:
Permanent:
Expected future gross premiums	$575,952	747,534	579,124	662,473
Expected future benefit payments	1,407,618	768,452	1,434,410	692,951
Permanent Limited Pay:
Expected future gross premiums	48,714	74,179	45,251	75,765
Expected future benefit payments	262,826	398,337	247,965	395,557

Discounted:
Permanent:
Expected future gross premiums	$445,487	461,960	447,554	405,189
Expected future benefit payments	890,824	326,869	915,163	294,207
Permanent Limited Pay:
Expected future gross premiums	43,514	47,348	40,539	49,512
Expected future benefit payments	162,609	136,718	159,225	139,964

March 31, 2026 | 10-Q 22

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the amount of revenue and interest related to long-term duration contracts recognized in the consolidated statement of operations and comprehensive income (loss).

	Three Months Ended March 31,
	2026		2025
(In thousands)	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
International Insurance:
Life Insurance:
Permanent	$21,242	7,692	21,767	8,081
Permanent Limited Pay	4,771	1,767	4,461	1,764
Other	(584)	—	(336)	—
Less:
Reinsurance	384	—	471	—
Total, net of reinsurance	25,045	9,459	25,421	9,845
Accident & Health Insurance:
Other	153	—	187	—
Total	$25,198	9,459	25,608	9,845

Domestic Insurance:
Life Insurance:
Permanent	$15,666	1,733	13,389	1,652
Permanent Limited Pay	1,973	2,133	2,123	2,107
Other	453	—	497	—
Less:
Reinsurance	3,610	—	2,082	—
Total, net of reinsurance	14,482	3,866	13,927	3,759
Accident & Health Insurance:
Other	258	—	262	—
Total	$14,740	3,866	14,189	3,759

The following table provides the weighted-average durations of the liability for future policy benefits.

	March 31, 2026		March 31, 2025
(In years)	International Insurance	Domestic Insurance	International Insurance	Domestic Insurance
Permanent:
Duration at original discount rate	8.1	17.1	8.0	17.0
Duration at current discount rate	8.0	16.0	8.0	16.4
Permanent Limited Pay:
Duration at original discount rate	7.7	13.6	7.0	13.5
Duration at current discount rate	7.3	12.6	6.7	12.9

March 31, 2026 | 10-Q 23

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides the weighted-average interest rates for the liability for future policy benefits.

	March 31, 2026		March 31, 2025
	International Insurance	Domestic Insurance	International Insurance	Domestic Insurance
Permanent:
Interest rate at original discount rate	4.81%	4.96%	4.84%	4.91%
Interest rate at current discount rate	5.07%	5.64%	5.12%	5.50%
Permanent Limited Pay:
Interest rate at original discount rate	4.21%	4.84%	4.16%	4.83%
Interest rate at current discount rate	5.10%	5.60%	5.09%	5.46%

LIABILITY FOR POLICYHOLDERS’ ACCOUNT BALANCES

The following table presents the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of the difference, in basis points, between rates being credited and the respective guaranteed minimums.

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
March 31, 2026 (In thousands)
Range of Guaranteed Minimum Crediting Rates:
0.00% - 1.49%	$888	—	—	31,980	32,868
1.50% - 2.99%	3,937	190	6	39,569	43,702
3.00% - 4.49%	124,787	386	26,329	—	151,502
Greater or equal to 4.50%	31,000	—	—	—	31,000
Total	$160,612	576	26,335	71,549	259,072

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
March 31, 2025 (In thousands)
Range of Guaranteed Minimum Crediting Rates:
0.00% - 1.49%	$815	—	—	34,612	35,427
1.50% - 2.99%	3,956	187	6	35,108	39,257
3.00% - 4.49%	109,012	381	19,578	—	128,971
Greater or equal to 4.50%	31,457	—	—	—	31,457
Total	$145,240	568	19,584	69,720	235,112

March 31, 2026 | 10-Q 24

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize balances of and changes in policyholders' account balances.

March 31, 2026 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$85,782	88,297	51,360	27,317
Issuances	9,235	1,043	125	830
Premiums received	71	1,220	1,415	199
Interest credited	862	765	515	203
Less:
Surrenders and withdrawals	—	2,902	1,167	1,408
Benefit payments	4,690	—	—	—
Balance, end of period	$91,260	88,423	52,248	27,141
Weighted-average crediting rates	4.13%	3.97%	3.97%	3.35%
Cash surrender value	$91,260	88,423	52,248	27,141

March 31, 2025 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$60,414	88,080	47,768	29,897
Issuances	9,719	1,001	183	1,249
Premiums received	39	1,135	1,416	212
Interest credited	655	759	454	222
Less:
Surrenders and withdrawals	—	2,267	1,228	1,607
Benefit payments	2,989	—	—	—
Balance, end of period	$67,838	88,708	48,593	29,973
Weighted-average crediting rates	4.08%	3.97%	3.78%	3.19%
Cash surrender value	$67,838	88,708	48,593	29,973

March 31, 2026 | 10-Q 25

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles policyholders' account balances shown above to the policyholders' account balance liability in the consolidated balance sheets.

As of March 31, (In thousands)	2026	2025
Annuities:
Supplemental contracts without life contingencies	$91,260	67,838
Fixed annuity	88,423	88,708
Unearned revenue reserve	1,492	1,488
Total annuities	$181,175	158,034

Premiums paid in advance:
Premiums paid in advance	$27,141	29,973
Other	2,539	1,991
Total premiums paid in advance	$29,680	31,964

(7) REINSURANCE

In the normal course of business, the Company reinsures portions of certain policies that we underwrite to mitigate exposure to potential losses and/or to provide additional capacity for growth. In CICA International, prior to April 1, 2025, we retained up to $100,000 on any one individual life insurance policy and reinsured the death benefit amount. For new policies beginning on such date, we increased our retention amount to $250,000 and reinsure amounts above that. We also reinsure 100% of our accidental death benefit rider coverage. In CLOA, we have a coinsurance agreement with RGA Reinsurance Company ("RGA"). Under this agreement, CLOA has elected RGA to reinsure 50% of its final expense business. The Company remains contingently liable in the event that any of the reinsurers are unable to meet their obligations under any reinsurance agreement.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  We obtain reinsurance from multiple reinsurers and monitor our reinsurance concentration as well as the financial strength ratings of our reinsurers. Their ratings by A.M. Best Company range from A- (Excellent) to A+ (Superior).

A summary of life insurance in force, along with assumed and ceded reinsurance activity, is summarized below as of the periods indicated.

(In thousands)	March 31, 2026	December 31, 2025
Life insurance in force:
Direct life insurance in force	$5,454,754	5,431,721
Aggregate assumed life insurance in force	3,157	3,193
Aggregate ceded life insurance in force	(920,434)	(910,226)
Net life insurance in force	$4,537,477	4,524,688

March 31, 2026 | 10-Q 26

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's reinsurance recoverable on ceded reinsurance was $12.9 million and $10.9 million as of March 31, 2026 and December 31, 2025, respectively.  Premiums, claims and surrenders assumed and ceded, and expenses ceded for all lines of business are summarized for the periods indicated below.

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Premiums from short duration contracts:
Direct	$412	449
Ceded	(1)	(1)
Net premiums earned	411	448
Premiums from long duration contracts:
Direct	43,520	41,901
Assumed	15	11
Ceded	(4,008)	(2,563)
Net premiums earned	39,527	39,349
Total premiums earned	$39,938	39,797
Claims and surrenders assumed	$20	(40)
Claims and surrenders ceded	$(744)	(677)
Commissions assumed and ceded	$(2,971)	(3,125)
Other general expenses ceded	$(803)	(588)

(8) COMMITMENTS AND CONTINGENCIES

LITIGATION AND REGULATORY ACTIONS

From time to time, we are subject to legal and regulatory actions relating to our business. We may incur defense costs, including attorneys' fees, and other direct litigation costs associated with defending claims. If we suffer an adverse judgment as a result of litigation claims, it could have a material adverse effect on our business, results of operations and financial condition. Part I. Item 3. Legal Proceedings and Part IV. Item 1. Note 8. Commitments and Contingencies of our consolidated financial statements and notes thereto included in the 2025 Form 10-K includes a discussion of our legal proceedings. There have been no material developments in the three months ended March 31, 2026 from the legal proceedings described in our consolidated financial statements and notes thereto included in the 2025 Form 10-K.

CONTRACTUAL OBLIGATIONS

As of March 31, 2026, we committed to funding investments up to $8.3 million related to limited partnership and structured note investments previously described.

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

March 31, 2026 | 10-Q 27

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the greatest of (a) Regions' prime rate, (b) the federal funds rate plus 0.50%, (c) the index rate plus 1.00% or (d) 0.75%. The Company is required to pay Regions an annual commitment fee of 0.375% of the unused portion of the Credit Facility in quarterly installments, which the Company expenses as it is incurred.

Obligations under the Credit Facility are secured by substantially all of the assets of the Company other than the equity interests in its subsidiaries, real estate owned by the Company, and other limited exceptions. The Credit Facility contains customary events of default and financial, affirmative and negative covenants including, but not limited to, restrictions on indebtedness, liens, investments, asset dispositions and restricted payments. As of March 31, 2026, the Company had not borrowed any funds against the Credit Facility and was not in violation of any covenants.

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

A summary of the change in the number of shares of Class A common stock and treasury stock issued is as follows:

	2026		2025
Three Months Ended March 31, (In thousands)	Common Stock Class A	Treasury Stock	Common Stock Class A	Treasury Stock
Balance at beginning of year	54,626	5,330	54,235	5,330
Stock issued for compensation	36	—	1	—
Balance at end of period	54,662	5,330	54,236	5,330

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of Class A common stock.

Three Months Ended March 31,	2026	2025
(In thousands, except per share amounts)
Basic and diluted earnings per share:
Net income (loss)	$2,268	(1,623)

Weighted average shares of Class A outstanding - basic	50,308	49,908
Weighted average shares of Class A outstanding - diluted(1)	51,580	50,912

Basic earnings (loss) per share of Class A common stock	$0.05	(0.03)
Diluted earnings (loss) per share of Class A common stock	0.04	(0.03)
(1) Because the Company reported a net loss for the three months ended March 31, 2025, the effect of all potentially dilutive securities was excluded from the calculation of diluted earnings per share as it would be anti-dilutive.

March 31, 2026 | 10-Q 28

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
STATUTORY CAPITAL AND SURPLUS

Each of our domestic regulated insurance subsidiaries is required to meet stipulated regulatory capital requirements imposed by the U.S. National Association of Insurance Commissioners ("NAIC"). All domestic insurance subsidiaries exceeded the minimum capital requirements at March 31, 2026. On March 27, 2024, Citizens and the Colorado Division of Insurance entered into a capital maintenance agreement that specifies that Citizens will infuse capital as needed to ensure that CLOA's RBC remains above 350%. As CLOA's RBC exceeded 350% at March 31, 2026, no capital contribution was necessary.

CICA International is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards but rather requires that an insurer submit a business plan for approval to the Office of the Commissioner of Insurance ("OIC") that includes proposed minimum capital and surplus. CICA International is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. At March 31, 2026, CICA International's capital exceeds both the required minimum capital and related ratio.

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

Our Domestic Insurance segment operates through our subsidiaries: CLOA, which issues whole life, final expense and life products with living benefits throughout the U.S.; and SPLIC and MGLIC, which focus on the life insurance needs of the lower-income markets, primarily in Louisiana, Mississippi, and Arkansas.  SPLIC also issues critical illness policies. Our policies are sold and serviced through independent agents.

The International Insurance and Domestic Insurance portions of the Company constitute separate businesses. In addition to the International Insurance and Domestic Insurance business, the Company also operates other non-insurance portions of the Company ("Other Non-Insurance Enterprises"), which primarily include the Company’s IT and corporate-support functions.

The accounting policies of the reportable segments and Other Non-Insurance Enterprises are presented in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies in our 2025 Form 10-K.  The CODM evaluates profit and loss performance based on U.S. GAAP income (loss) before federal income tax for its two reportable segments. The Company's Other Non-Insurance Enterprises represents the only reportable difference between segments and consolidated operations.

March 31, 2026 | 10-Q 29

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	International Insurance	Domestic Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended March 31, 2026
(In thousands)

Revenues:
Premiums	$25,198	14,740	—	39,938
Net investment income	12,004	5,113	187	17,304
Investment related gains (losses), net	1,334	(345)	(5)	984
Other income	1,487	7	—	1,494
Total revenues	40,023	19,515	182	59,720
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	32,111	7,542	—	39,653
Increase (decrease) in future policy benefit reserves	(7,264)	2,561	—	(4,703)
Policyholder liability remeasurement (gain) loss	1,125	(250)	—	875
Policyholders' dividends	1,036	66	—	1,102
Total insurance benefits paid or provided	27,008	9,919	—	36,927
Commissions	4,489	6,335	—	10,824
Other general expenses	5,602	5,106	2,664	13,372
Capitalization of deferred policy acquisition costs	(4,233)	(4,711)	—	(8,944)
Amortization of deferred policy acquisition costs	3,552	1,427	—	4,979
Amortization of cost of insurance acquired	—	188	—	188
Total benefits and expenses	36,418	18,264	2,664	57,346
Income (loss) before federal income tax	$3,605	1,251	(2,482)	2,374

March 31, 2026 | 10-Q 30

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	International Insurance	Domestic Insurance	Other Non-Insurance Enterprises	Consolidated
Three Months Ended March 31, 2025
(In thousands)

Revenues:
Premiums	$25,608	14,189	—	39,797
Net investment income	12,131	5,059	187	17,377
Investment related gains (losses), net	(2,766)	(129)	1	(2,894)
Other income	1,365	7	—	1,372
Total revenues	36,338	19,126	188	55,652
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	33,034	7,064	—	40,098
Increase (decrease) in future policy benefit reserves	(6,856)	3,210	—	(3,646)
Policyholder liability remeasurement (gain) loss	93	(265)	—	(172)
Policyholders' dividends	1,185	110	—	1,295
Total insurance benefits paid or provided	27,456	10,119	—	37,575
Commissions	5,103	6,172	—	11,275
Other general expenses	5,295	5,060	2,338	12,693
Capitalization of deferred policy acquisition costs	(4,787)	(4,062)	—	(8,849)
Amortization of deferred policy acquisition costs	3,466	1,181	—	4,647
Amortization of cost of insurance acquired	—	98	—	98
Total benefits and expenses	36,533	18,568	2,338	57,439
Income (loss) before federal income tax	$(195)	558	(2,150)	(1,787)

The Company categorizes premiums in two categories - first year premiums are premiums received within the first 12 months of a policy's issuance and any premiums received thereafter are renewal premiums. A summary of the premiums for the International Insurance segment is detailed below.

(In thousands)	Three Months Ended March 31,
	2026	2025
Direct premiums:
First year	$3,290	3,392
Renewal	22,292	22,687
Total direct premiums	25,582	26,079
Reinsurance	(384)	(471)
Total premiums	$25,198	25,608

March 31, 2026 | 10-Q 31

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the Domestic Insurance segment premium breakout is detailed below.

(In thousands)	Three Months Ended March 31,
	2026	2025
Direct premiums:
First year	$5,680	5,425
Renewal	12,670	10,846
Total direct premiums	18,350	16,271
Reinsurance	(3,610)	(2,082)
Total premiums	$14,740	14,189

The table below summarizes assets by segment.

(In thousands)	March 31, 2026	December 31, 2025
Assets:
Segments:
International Insurance	$1,178,768	1,190,736
Domestic Insurance	529,478	529,357
Total Segments	1,708,246	1,720,093
Other Non-Insurance Enterprises	31,254	34,667
Total assets	$1,739,500	1,754,760

GEOGRAPHIC INFORMATION

The following table sets forth the Company's annual total of earned premiums by country of policyholder residence for the periods indicated.

	Three Months Ended March 31,
(In thousands)	2026	2025
Area:
United States	$18,521	16,500
Colombia	6,825	6,554
Taiwan	3,406	3,886
Venezuela	3,178	3,350
Ecuador	2,996	3,200
Argentina	2,602	2,096
Other foreign countries	9,125	9,702
Reinsurance and change in premium accruals	(6,715)	(5,491)
Total premiums	$39,938	39,797

(11) INCOME TAXES

The effective tax rate is the ratio of tax expense or tax benefit over pre-tax income. The tax effective rate was 4.5% for the three months ended March 31, 2026, compared to an effective tax benefit rate of 9.2% for the same period in

March 31, 2026 | 10-Q 32

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2025. CICA International is considered a controlled foreign corporation for federal income tax purposes. As a result, the insurance activity of CICA International is subject to Subpart F of the Internal Revenue Code and is included in Citizens’ taxable income. The Government of Puerto Rico approved a tax exemption decree for CICA International which freezes the income tax rate at 0% on taxable earnings up to $1.2 million and 4% on taxable earnings in excess of $1.2 million for a minimum of 15 years. The effective tax rate varies from the prevailing corporate federal income tax rate of 21% mainly due to the impact of Subpart F and the reduced Puerto Rico income tax rate.

At March 31, 2026 and 2025, we determined it was more likely than not that a portion of our capital deferred tax assets would not be realized in their entirety. The Company recorded valuation allowances of $4.7 million at March 31, 2026 and 2025, in accumulated other comprehensive income (loss) on the consolidated balance sheets.

(12) OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% for domestic entities and 4% for Puerto Rican entities for the three months ended March 31, 2026 and 2025. The following table provides a rollforward of accumulated other comprehensive income (loss) for the periods indicated below.

(In thousands)	Unrealized Gains and Losses on Available for Sale Securities	Discount Rate for Liability for Future Policy Benefits	Other Comprehensive Income (Loss)
Balance at December 31, 2025, net of tax	$(136,344)	47,923	(88,421)
Other comprehensive income (loss) before reclassification, before tax	(16,295)	17,135	840
Amounts reclassified from other comprehensive income (loss), before tax	412	—	412
Income tax benefit (expense)	1,191	(1,505)	(314)
Balance at March 31, 2026, net of tax	$(151,036)	63,553	(87,483)

Balance at December 31, 2024, net of tax	$(169,599)	73,634	(95,965)
Other comprehensive income (loss) before reclassification, before tax	18,334	(8,589)	9,745
Amounts reclassified from other comprehensive income (loss), before tax	83	—	83
Income tax benefit (expense)	(1,379)	442	(937)
Balance at March 31, 2025, net of tax	$(152,561)	65,487	(87,074)

(13) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as management service agreements related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. There were no changes related to these relationships during the three months ended March 31, 2026.  See our 2025 Form 10-K for a comprehensive discussion of related party transactions.

(14) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued and determined that no other significant subsequent events need to be recognized or disclosed at this time.

March 31, 2026 | 10-Q 33

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including those factors discussed in the "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2025, which is incorporated herein by reference.

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

The U.S. Securities and Exchange Commission ("SEC") maintains a website at www.sec.gov that contains reports, proxy statements, and other information regarding issuers, including the Company, that file electronically with the SEC. Our own website, www.citizensinc.com, provides free access to the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings made by our executive officers and directors, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These materials are made available on our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.  Information contained on, or accessible through, our website is not incorporating by reference into, and should not be considered part of, this Form 10-Q.

OBJECTIVE OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS

We refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “MD&A”. The objective of our MD&A is to provide investors with information in order to assess the material changes in our financial condition from December 31, 2025 to March 31, 2026 and the material changes in our results of operations for the three months ended March 31, 2026 as compared to the same period in 2025. We also discuss in the MD&A any trends that we believe may materially affect our future operations or financial condition.

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

As an insurance provider, we collect premiums on an ongoing basis from our policyholders and invest the majority of the premiums to pay future benefits, including claims, surrenders and policyholder dividends. Accordingly, the Company derives its revenues principally from: (1) life insurance premiums earned for insurance coverages provided to insureds in our two operating segments – International Insurance and Domestic Insurance; and (2) net investment income. In addition to reserving for and paying insurance benefits to our policyholders, our expenses consist primarily of the costs of selling our insurance products (e.g., commissions, underwriting, marketing expenses), operating expenses and income taxes.

We operate in two segments - International Insurance and Domestic Insurance. Our International Insurance segment operates through CICA Life, A.I., a Puerto Rican insurer, referred to as "CICA International". Our Domestic

March 31, 2026 | 10-Q 34

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Insurance segment operates through our subsidiaries CICA Life Insurance Company of America ("CLOA"), Security Plan Life Insurance Company ("SPLIC") and Magnolia Guaranty Life Insurance Company ("MGLIC").

EVENTS THAT IMPACTED OUR BUSINESS

From time-to-time, certain events may affect our business in ways that cause current or future results to differ from past results. See (1) the factors described in Part 1. Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2025 ("2025 Form 10-K"); and (2) the events described in Part 1. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Events that Impacted Our Business" in the 2025 Form 10-K.

FINANCIAL HIGHLIGHTS

Summary

Income before federal income tax increased by $4.2 million in the three months ended March 31, 2026 compared to the same period in 2025, to $2.4 million from a loss of $1.8 million, respectively. The primary factor that drove this was a $3.9 million increase in investment related gains and losses, reflecting the absence of the BlackRock write-down recorded in the prior year period.

Financial Condition at March 31, 2026

•Total assets of $1.7 billion
•Total direct insurance in force of $5.5 billion
•Total investments of $1.4 billion; fixed maturity securities comprised 89% of total investments
•No debt
•Book value per share of Class A common stock of $4.74
•Adjusted book value per share of Class A common stock of $6.481
•Diluted earnings per share of Class A common stock for the three months ended of $0.04

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

One sales factor that is key to our profitability is product mix. We offer a competitive product mix designed to meet the needs of our specific customer demographics and actively manage new product margins and in-force profitability. Product mix can have an impact on profitability; when we sell a higher volume of lower-margin products, we may receive more premiums but may not be as profitable as in periods when we sell a greater percentage of higher-margin products. Our product mix has been trending towards sales of our newer whole life products, which have a smaller margin than sales of our international endowment products. We expect this trend in our International
1 Adjusted book value per of Class A common share is a non-GAAP measure that is calculated by dividing actual Class A common stockholders’ equity, excluding AOCI, by the number of Class A common shares outstanding at the end of the period.

March 31, 2026 | 10-Q 35

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Insurance segment to continue due to the anticipated volumes of endowment maturities being replaced by higher volumes of whole life products.

Premium Revenues. Premium revenues consist of all money deposited by customers into new and existing insurance policies. We view these premiums in two categories - first year premiums are premiums received within the first 12 months of a policy's issuance and any premiums received thereafter are renewal premiums.

Throughout the MD&A, we refer to "direct" premiums as all premiums received and "net" or "total" premiums as all premiums received less premiums ceded to our reinsurers. Direct premium revenue increased 4% in the three months ended March 31, 2026 to $43.9 million from $42.4 million in the three months ended March 31, 2025. This increase was driven by sales and renewal premiums in our Domestic Insurance segment.

First Year Premiums. Direct first year premiums increased 2% in the three months ended March 31, 2026 to $9.0 million from $8.8 million in the three months ended March 31, 2025, driven by sales in our Domestic Insurance segment and an increased number of producing agents. First year premium growth primarily resulted from our CLOA final expense business.
Renewal Premiums. Our direct renewal premiums in the three months ended March 31, 2026 increased primarily due to strong sales in 2025 in our Domestic Insurance segment, leading to higher number of policies paying renewal premiums in the current period. Premium growth was constrained by the high level of surrenders and matured endowments in our International Insurance segment during the last few years, which has lowered the number of policies remaining in force and paying renewal premiums in this segment.

Investment Income. Our net investment income decreased for the three months ended March 31, 2026 compared to the same prior year period. Total investment income increased for the three months ended March 31, 2026 compared to the same prior year period as we began investing in investment grade private placement credit, where we expect higher returns. This increase was outweighed by non-recurring fund fees due to the underperformance of the BlackRock middle market limited partnership. Excluding one time and unanticipated events, we expect our

March 31, 2026 | 10-Q 36

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

net investment income to increase, as we have begun investing in investment grade private placement credit, where we expect higher returns.

Claims and Surrenders. Payment of policyholder benefits for claims and surrenders is our largest expense and thus key to our profitability. The three largest components of this expense are reflected in the graph below.

Operating Expenses. Operating expenses are our second largest expense and thus also drive our operating results. These operating expenses are meaningful to gain an understanding of how we manage our business, including among other things, salaries, benefits, and spending on growth initiatives. Our operating expenses increased by $0.7 million in the three months ended March 31, 2026, as compared to the prior year period due to continued investment in supporting the growth of our business.

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

March 31, 2026 | 10-Q 37

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Recently, we have experienced a rebalancing in our business mix due to the volume of maturities in our international endowment business and continued growth in the Domestic Insurance segment. Our current profitability is affected by how closely actual experience matches our actuarial assumptions for these shifts, and by the amount of reserves we must hold. Updated assumptions to policyholder liability remeasurement (gain) loss negatively affected our operating results by $1.0 million compared to the same prior year quarter due to unfavorable experience in our International Insurance segment. Actuarial assumptions are continually monitored and updated at least annually to reflect overall experience as well as emerging trends.

INSURANCE ISSUED AND INFORCE

The amount of direct insurance, number of policies, and average face amounts for life policies issued during the periods indicated are shown below.

Three Months Ended March 31,		2026		2025
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
International	$88,357,208	870	$101,560	$106,875,869	942	$113,456
Domestic	147,347,717	17,017	8,659	148,285,315	14,819	10,006
Total	$235,704,925	17,887		$255,161,184	15,761

In the first three months of 2026, we issued $235.7 million in new direct insurance.

The number of insurance policies issued, average policy face amount and total insurance issued in our International Insurance segment decreased in the three months ended March 31, 2026 as compared to the prior year period due to lower volume and product mix. During the first three months of 2026, a larger proportion of our sales was comprised of our single premium product aimed at replacing maturing endowments, which has a $100,000 maximum face value, as well as other endowment products. Our endowment products generally have lower policy face amounts than our whole life product.

In our Domestic Insurance segment, we continue to experience strong sales and increased number of policies issued of our final expense products. The use of information to enhance underwriting decisions with additional medical and lab data from third parties is resulting in issuance of policies with lower face amounts, as expected. We also believe this segment is being impacted by inflation on the cost of living, which has affected new sales since the customer demographic is primarily lower-income individuals.

The amount of direct insurance inforce for the periods indicated is shown below.
Overall insurance inforce has grown due to the issuance of new business, but growth has been and will be impacted by persistency rates, policy maturities and surrenders.

March 31, 2026 | 10-Q 38

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES

Our revenues are generated primarily by life insurance premiums and investment income from invested assets.

	Three Months Ended
	March 31,
(In thousands)	2026	2025

Revenues:
Premiums	$39,938	39,797
Net investment income	17,304	17,377
Investment related gains (losses), net	984	(2,894)
Other income	1,494	1,372
Total revenues	$59,720	55,652

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Direct premiums:
First year	$8,970	8,817
Renewal	34,962	33,533
Total direct premiums	43,932	42,350
Reinsurance	(3,994)	(2,553)
Total premiums	$39,938	39,797

Our first year direct premiums increased 2% in the three months ended March 31, 2026 compared to the same period in 2025, due to sales and expanded distribution in our Domestic Insurance segment. Renewal premiums also increased from strong first year sales in 2025 in our Domestic Insurance segment, leading to higher number of policies paying renewal premiums in the current period, which more than offset the impact from the high level of surrenders during the last few years and increasing matured endowment benefits paid in our International Insurance segment which has lowered the number of policies paying renewal premiums in this segment.

Reinsurance premiums ceded increased in the three months ended March 31, 2026 compared to the same period in 2025. We have a coinsurance agreement with RGA Reinsurance Company ("RGA") in order to provide more capacity for growth in our Domestic Insurance segment. Since we cede 50% of the direct premiums we receive for our CLOA final expense products to RGA, as sales of these products increase, reinsurance ceded to RGA also increases.

March 31, 2026 | 10-Q 39

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Net Investment Income. A summary of our net investment income performance is as follows:

	Three Months Ended
	March 31,
(In thousands, except for %)	2026	2025

Gross investment income:
Fixed maturity securities	$16,358	15,428
Equity securities	11	75
Policy loans	1,267	1,369
Other long-term investments	821	1,164
Total investment income	18,457	18,036
Investment expenses	(1,153)	(659)
Net investment income	$17,304	17,377

Net investment income, annualized	$70,445	69,508
Average invested assets, at amortized cost	$1,552,656	1,537,288
Annualized yield on average invested assets	4.54%	4.52%

Fixed maturity securities constitute the vast majority, or 89%, of our investment portfolio based on fair value and thus provide the majority of our net investment income. Our fixed maturity investment portfolio, primarily invested in callable securities, has faced challenges due to the sustained low interest rate environment for the 10 years prior to 2021. Many securities were called between 2019 and 2021, which required us to reinvest in lower interest rate fixed maturity assets, which impacts net investment income and yields. In order to enhance yields, we are investing in new opportunities, including investment grade private placement fixed income securities and other asset classes, while maintaining a prudent risk profile. As discussed above, net investment income is down slightly for the three months ended March 31, 2026 as a result of higher investment expenses when compared to prior year quarter.

Investment Related Gains (Losses), Net.  We recorded investment related gains of $1.0 million during the three months ended March 31, 2026 compared to investment related losses of $2.9 million during the same prior year period. The losses in the prior year period are primarily related to the non-cash write-down of our BlackRock investment. We did not sell this investment; however, the changes in fair values of our equity securities are reflected as investment related gains or losses in our Consolidated Statements of Operations and Comprehensive Income, in addition to executed transactions that result in a gain or loss.

Other Income. Other income consists primarily of supplemental contracts issued to policyholders in our International Insurance segment upon the surrender or maturity of their original policies. Supplemental contracts offer our policyholders the opportunity to leave their cash with us and be paid interest at a guaranteed rate or receive an annuity, at their option.

March 31, 2026 | 10-Q 40

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

BENEFITS AND EXPENSES

	Three Months Ended
	March 31,
(In thousands)	2026	2025

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$39,653	40,098
Increase (decrease) in future policy benefit reserves	(4,703)	(3,646)
Policyholder liability remeasurement (gain) loss	875	(172)
Policyholders' dividends	1,102	1,295
Total insurance benefits paid or provided	36,927	37,575
Commissions	10,824	11,275
Other general expenses	13,372	12,693
Capitalization of deferred policy acquisition costs	(8,944)	(8,849)
Amortization of deferred policy acquisition costs	4,979	4,647
Amortization of cost of insurance acquired	188	98
Total benefits and expenses	$57,346	57,439

Payments of claims and surrenders benefits constitute the vast majority of our expenses.

Claims and Surrenders.

	Three Months Ended
	March 31,
(In thousands)	2026	2025

Claims and surrenders:
Death claim benefits	$6,669	6,067
Surrender benefits	11,859	12,901
Endowment benefits	1,448	1,679
Matured endowment benefits	17,448	17,351
A&H and other policy benefits	2,229	2,100
Total claims and surrenders	$39,653	40,098

Death claim benefits increased in the three months ended March 31, 2026 compared to the same period in 2025 due to a higher volume of claims. While we maintain diligent oversight of claims activities, we expect a rise in line with the expansion of our business. Many of these death claims are expected to be partially offset by our reinsurance coverage.

The vast majority of our surrender benefits payments are made on policies surrendered in our International Insurance segment. These policies are generally policies that have been in place for many years, built up cash values, and have little or no surrender charges remaining. Surrender benefits decreased 8% in the three months ended March 31, 2026 compared to the prior year period and can vary from one period to another. We continue to focus efforts on retention initiatives.

March 31, 2026 | 10-Q 41

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Many of our endowment policies are reaching their contractual maturity dates and thus matured endowment benefits increased slightly in the three months ended March 31, 2026 compared to the prior year period. Compared to peak endowment activity in 2025, we expect maturity benefits to decrease throughout 2026.

Increase (Decrease) in Future Policy Benefit Reserves. Future policy benefit reserves reflect the liability established to provide for the future payment of policy benefits and thus they generally increase when we have a larger in force block of business due to higher sales and persistency (i.e., more policies on which we expect to pay future benefits) and decrease when we have lower sales and persistency. In the three months ended March 31, 2026, the change in future policy benefit reserves decreased compared to the prior year period despite the increase in our inforce business, driven by reserves released in connection with policyholder benefits payouts.

Policyholder Liability Remeasurement (Gain) Loss. Most of our products are long-duration contracts that provide a specified, fixed amount of insurance benefit in exchange for a fixed premium. When a policy is initially issued, we establish a "net premium ratio" ("NPR") using assumptions regarding expected premiums and policyholder benefit liabilities. On a quarterly basis, we review actual versus expected experience in such quarter, which is reported as a policyholder liability remeasurement gain (if better performance than assumptions) or loss (if lower performance than assumptions). Additionally, the best estimate assumptions are updated every year in our third quarter and are reflected on our income statement as a policyholder liability remeasurement gain or loss. In the three months ended March 31, 2026, the remeasurement (gain) loss was negatively affected by unfavorable experience in our International Insurance segment.

Commissions. Commission expenses are a cost of acquiring business, as commissions are the primary compensation paid to our independent agents for selling our products. First year commission rates are higher than renewal commission rates and thus commissions fluctuate directly in relation to first year sales. Although first year sales increased in the three months ended March 31, 2026 as compared to the same period in 2025, commissions decreased in the three months ended March 31, 2026 due to more sales of our single premium product offered to policyholders with maturing endowments in the International Insurance segment, which has a lower commission rate than other products.

Other General Expenses.  Total general expenses increased $0.7 million in the three months ended March 31, 2026 compared to the same period in 2025 due to continued investment in supporting the growth of our business. We continue to work on managing controllable operating expenses while investing in growth initiatives.

Capitalization of Deferred Policy Acquisition Costs ("DAC"). We capitalize costs related to successful sales of our insurance products, which include certain commissions, policy issuance costs, and underwriting and agency expenses. These costs vary based upon amounts of premiums received and ceded related to new and renewal business.

Amortization of Deferred Policy Acquisition Costs. Our deferred policy acquisition costs (DAC) are amortized on a constant level basis over the expected term of the related contracts to approximate straight-line amortization.

Federal Income Tax. Tax expense increased in the current period as compared to prior year, reflecting higher taxable income. See Part I, Item 1, Note 11. Income Taxes in the notes to our consolidated financial statements herein.

SEGMENT OPERATIONS

We operate in two business segments: International Insurance and Domestic Insurance.

These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance based on U.S. GAAP income (loss) before federal income tax for these segments. The Company's Other Non-Insurance Enterprises include non-insurance operations such as IT and corporate-support functions, which are

March 31, 2026 | 10-Q 42

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

included in the table presented below to properly reconcile the segment information with the consolidated financial statements of the Company.

The following table sets forth income (loss) before federal income tax by segment during the periods indicated.

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Income (loss) before federal income tax:
Segments:
International Insurance	$3,605	(195)
Domestic Insurance	1,251	558
Total segments	4,856	363
Other Non-Insurance Enterprises	(2,482)	(2,150)
Total income (loss) before federal income tax	$2,374	(1,787)

INTERNATIONAL INSURANCE

Detailed results of operations in the International Insurance segment for the periods indicated are as follows:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Revenues:
Premiums	$25,198	25,608
Net investment income	12,004	12,131
Investment related gains (losses), net	1,334	(2,766)
Other income	1,487	1,365
Total revenues	40,023	36,338
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	32,111	33,034
Increase (decrease) in future policy benefit reserves	(7,264)	(6,856)
Policyholder liability remeasurement (gain) loss	1,125	93
Policyholders' dividends	1,036	1,185
Total insurance benefits paid or provided	27,008	27,456
Commissions	4,489	5,103
Other general expenses	5,602	5,295
Capitalization of deferred policy acquisition costs	(4,233)	(4,787)
Amortization of deferred policy acquisition costs	3,552	3,466
Total benefits and expenses	36,418	36,533
Income (loss) before federal income tax	$3,605	(195)

In our International Insurance segment, income before federal income tax was $3.6 million in the three months ended March 31, 2026 compared to a loss before federal income tax of $0.2 million in the prior year period. This

March 31, 2026 | 10-Q 43

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

was driven by a $4.1 million increase in investment related gains and losses primarily related to the BlackRock write-down in the prior year period.

Premium breakout is detailed below.

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Direct premiums:
First year	$3,290	3,392
Renewal	22,292	22,687
Total direct premiums	25,582	26,079
Reinsurance	(384)	(471)
Total premiums	$25,198	25,608

Premiums.  Direct premiums decreased by $0.5 million in the three months ended March 31, 2026 compared to the same period in 2025 mainly due to the impact the matured endowments have had on renewal premiums.

Our International Insurance segment derives its premiums from policyholders residing in over 80 different countries across the globe. The following table sets forth our premiums by location for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Premiums:
Colombia	$6,825	6,554
Taiwan	3,406	3,886
Venezuela	3,178	3,350
Ecuador	2,996	3,200
Argentina	2,602	2,096
Other	9,278	9,911
Reinsurance and change in premium accruals	(3,087)	(3,389)
Total premiums	$25,198	25,608

Sales in Taiwan have been declining recently due to leadership succession related difficulties within our primary distribution agency in Taiwan and regulatory challenges. We are facing some headwinds in Venezuela that may affect premium revenues due to the strength of the U.S. dollar compared to the local currency and their difficulties to obtain dollars. The recent political instability may cause further decline in this business. We continue to closely monitor emerging trends in our Venezuela business.

Investment Related Gains (Losses), Net.  Investment related gains and losses improved in the three months ended March 31, 2026 compared to the prior year period largely due to the BlackRock write-down in 2025. These gains and losses are generally a result of the change in estimated fair market value for our limited partnerships, as previously discussed.

Other Income. Other income consists primarily of supplemental contracts issued to policyholders upon the surrender or maturity of their original policies. Supplemental contracts offer our policyholders the opportunity to

March 31, 2026 | 10-Q 44

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

leave their cash with us and be paid interest at a guaranteed rate or receive an annuity, at their option. As our matured endowments have increased, a growing number of policyholders have chosen to enter into a supplemental contract and thus other income has steadily increased over the last few years.

Benefits and Expenses.

Claims and surrender benefits breakout is detailed below.

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Claims and surrenders:
Death claim benefits	$959	466
Surrender benefits	10,399	11,850
Endowment benefits	1,446	1,678
Matured endowment benefits	17,239	17,194
A&H and other policy benefits	2,068	1,846
Total claims and surrenders	$32,111	33,034

As discussed, the majority of our claims and surrender benefits in this segment were related to payment of matured endowment benefits. Surrender benefits are also a large component of this expense; often as surrender charges expire on endowments after certain periods, policyholders surrender their policies to access the cash value. Surrenders decreased in the three months ended March 31, 2026 compared to the prior year period and can vary from one period to another. We continue to focus efforts on retention initiatives.

Commissions. Commissions decreased due to strong sales of our single premium product offered to policyholders with maturing endowments, which product has a lower commission rate than other products.

March 31, 2026 | 10-Q 45

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

DOMESTIC INSURANCE

Detailed results of operations for the Domestic Insurance segment for the periods indicated are as follows:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Revenues:
Premiums	$14,740	14,189
Net investment income	5,113	5,059
Investment related gains (losses), net	(345)	(129)
Other income	7	7
Total revenues	19,515	19,126
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	7,542	7,064
Increase (decrease) in future policy benefit reserves	2,561	3,210
Policyholder liability remeasurement (gain) loss	(250)	(265)
Policyholders' dividends	66	110
Total insurance benefits paid or provided	9,919	10,119
Commissions	6,335	6,172
Other general expenses	5,106	5,060
Capitalization of deferred policy acquisition costs	(4,711)	(4,062)
Amortization of deferred policy acquisition costs	1,427	1,181
Amortization of cost of insurance acquired	188	98
Total benefits and expenses	18,264	18,568
Income before federal income tax	$1,251	558

Income before federal income tax in the three months ended March 31, 2026 increased to $1.3 million from $0.6 million in the prior year period. The increase was driven by increased premiums and slightly lower insurance benefits paid or provided.

Premium breakout is detailed below.

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Direct premiums:
First year	$5,680	5,425
Renewal	12,670	10,846
Total direct premiums	18,350	16,271
Reinsurance	(3,610)	(2,082)
Total premiums	$14,740	14,189

March 31, 2026 | 10-Q 46

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Total direct premiums increased by $2.1 million in the three months ended March 31, 2026 compared to the same prior year period due to sustained first year sales and increase in renewal year premiums due to strong prior year sales. As a result of these increases, reinsurance premiums ceded also increased.

Benefits and Expenses.

Claims and surrender benefits breakout is detailed below.

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Claims and surrenders:
Death claim benefits	$5,710	5,601
Surrender benefits	1,460	1,051
Endowment benefits	2	1
Matured endowment benefits	209	157
A&H and other policy benefits	161	254
Total claims and surrenders	$7,542	7,064

In our Domestic Insurance segment, the majority of claims and surrender benefits are death claim benefits. Death claim benefits increased slightly in the three months ended March 31, 2026 compared to the same prior year period due primarily to a higher volume of reported claims. The Company carefully tracks mortality experience as an important measure of performance, which can fluctuate from quarter-to-quarter based on reported claims. While we monitor claims activities, we expect a rise in claims corresponding with business expansion. A portion of these death claims should be offset by our reinsurance coverage.

NON-INSURANCE ENTERPRISES

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Loss before federal income tax	$(2,482)	(2,150)

This operating unit represents the administrative support functions for the insurance operations. Its revenues are primarily intercompany and have been eliminated in consolidation under U.S. GAAP, which typically results in a loss. Revenue in this operating unit consists primarily of net investment income and investment related gains or losses, while expenses consist of other general expenses related to corporate functions. For the three months ended March 31, 2026, the elevated loss before federal income tax compared to the same period in 2025 is mainly due to higher general expenses.

INVESTMENTS

Our investments are an integral part of our business success, as we invest the majority of premiums collected to pay for future benefits and rely on net investment income for our ongoing operations. Our cash and invested assets at March 31, 2026 were $1.4 billion, of which 88% was invested in fixed maturity securities, all of which are classified as available-for-sale. We closely monitor the duration of our fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy our insurance obligations.

March 31, 2026 | 10-Q 47

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table shows the carrying value of our investments by investment category and the percentage of each to total cash, cash equivalents and invested assets.

Carrying Value	March 31, 2026		December 31, 2025
(In thousands, except for %)	Amount	%	Amount	%
Cash, cash equivalents and invested assets:
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$6,942	0.5%	$7,008	0.5%
Corporate	862,848	59.7	866,870	59.2
States and political subdivisions (1)	262,058	18.1	268,792	18.3
Mortgage-backed (2)	106,681	7.4	111,982	7.6
Asset-backed	32,582	2.3	33,209	2.3
Total fixed maturity securities	1,271,111	88.0	1,287,861	87.9
Cash and cash equivalents	18,520	1.3	22,976	1.6
Other investments:
Policy loans	67,217	4.7	67,455	4.6
Equity securities	1,451	0.1	1,356	0.1
Other long-term investments	86,590	5.9	85,439	5.8
Total cash, cash equivalents and invested assets	$1,444,889	100.0%	$1,465,087	100.0%
(1) Includes $100.1 million and $106.9 million of securities guaranteed by third parties at March 31, 2026 and December 31, 2025, respectively.
(2) Includes $95.8 million and $101.1 million of U.S. Government-sponsored enterprises at March 31, 2026 and December 31, 2025, respectively.

The carrying value of the Company’s fixed maturity securities investment portfolio at March 31, 2026 was $1.27 billion compared to $1.29 billion at December 31, 2025. This decrease primarily reflects the impact of interest rate sensitivity on the fair value of our fixed maturity securities. The distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2026 did not materially change from December 31, 2025 – the weighted average was “A” at both dates.

Cash and cash equivalents decreased as of March 31, 2026 from December 31, 2025 and fluctuate from period to period primarily due to the timing of operating and investing activities.

As of March 31, 2026, other long-term investments increased by $1.2 million compared to December 31, 2025, primarily due to funding commitments of other investments and the impact of changes in the fair market value of our limited partnership holdings.

Obligations of States and Political Subdivisions

21% of the Company’s fixed maturity securities investment portfolio at March 31, 2026 consists of municipal bonds, which are securities that are obligations of states and political subdivisions. A portion of these municipal bonds

March 31, 2026 | 10-Q 48

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

includes third-party guarantees, which enhance a bond's credit rating. A presentation of our municipal bonds by credit rating and third-party guarantee is below.

	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
State and political subdivision fixed maturity securities including third-party guarantees:
AAA	$12,010	11,826	12,653	12,942	3,319	3,235	27,982	28,003	9.7%
AA	38,053	38,322	112,023	127,998	4,912	5,106	154,988	171,426	59.4
A	2,886	3,149	64,534	73,453	2,133	2,119	69,553	78,721	27.3
BBB	91	93	7,016	7,690	—	—	7,107	7,783	2.7
BB and other	2,428	2,539	—	—	—	—	2,428	2,539	0.9
Total	$55,468	55,929	196,226	222,083	10,364	10,460	262,058	288,472	100.0%

State and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$30,098	30,077	37,193	42,910	1,035	1,068	68,326	74,055	25.7
A	10,438	10,699	74,265	83,152	2,955	3,094	87,658	96,945	33.6
BBB	2,540	2,706	20,524	21,995	45	55	23,109	24,756	8.6
BB and other	12,392	12,447	64,244	74,026	6,329	6,243	82,965	92,716	32.1
Total	$55,468	55,929	196,226	222,083	10,364	10,460	262,058	288,472	100.0%

The table below shows the categories in which we held investments in special revenue municipal bonds that were greater than 10% of the fair value of our total municipal bond portfolio at March 31, 2026.

(In thousands, except for %)	Fair Value	Amortized Cost	% of Total Fair Value

Education	$38,033	44,154	14.5%
Utilities	41,429	45,152	15.8
Transportation	32,638	39,739	12.5

The Company's municipal bond portfolio consists of bonds from states and political subdivisions in many states; however, as of March 31, 2026, municipal bonds from issuers in Texas and California comprised 22% and 18%, respectively, of the portfolio. There were no other states or individual issuer holdings equal to or greater than 10% of the total municipal bond portfolio as of March 31, 2026.

March 31, 2026 | 10-Q 49

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The table below represents the Company's detailed exposure to municipal fixed maturity securities by credit rating in Texas at March 31, 2026.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas state and political subdivision fixed maturity securities including third-party guarantees:
AAA	$11,507	11,325	2,474	2,496	—	—	13,981	13,821
AA	13,024	13,030	16,341	18,913	45	55	29,410	31,998
A	—	—	10,723	14,730	—	—	10,723	14,730
BBB	—	—	2,950	2,920	—	—	2,950	2,920
Total	$24,531	24,355	32,488	39,059	45	55	57,064	63,469
Texas state and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$20,212	20,040	4,242	4,764	—	—	24,454	24,804
A	3,093	3,090	12,934	14,888	—	—	16,027	17,978
BBB	—	—	6,198	6,282	45	55	6,243	6,337
BB and other	1,226	1,225	9,114	13,125	—	—	10,340	14,350
Total	$24,531	24,355	32,488	39,059	45	55	57,064	63,469

The table below represents the Company's detailed exposure to municipal fixed maturity securities by credit rating in California at March 31, 2026.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
California state and political subdivision fixed maturity securities including third-party guarantees:
AA	$2,127	2,115	32,846	39,130	4,555	4,744	39,528	45,989
A	1,330	1,650	6,009	6,805	—	—	7,339	8,455
Total	$3,457	3,765	38,855	45,935	4,555	4,744	46,867	54,444
California state and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$457	446	5,414	7,085	724	760	6,595	8,291
A	3,000	3,319	18,724	21,811	1,823	1,976	23,547	27,106
BB and other	—	—	14,717	17,039	2,008	2,008	16,725	19,047
Total	$3,457	3,765	38,855	45,935	4,555	4,744	46,867	54,444

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY SECURITIES

We analyze our available-for-sale ("AFS") fixed maturity securities that are experiencing unrealized losses to ascertain if there is an expectation of credit related impairments. We did not record any credit valuation allowances on fixed maturity securities in either of the three months ended March 31, 2026 or 2025.

Gross unrealized losses on AFS fixed maturity securities amounted to $167.6 million as of March 31, 2026 and $154.3 million as of December 31, 2025.  This increase in gross unrealized losses during 2026 was a result of the decrease in average market interest rates in 2026 as compared to 2025.

March 31, 2026 | 10-Q 50

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Information on both unrealized and realized gains and losses by category is set forth in Part I, Item 1, Note 3. Investments of the notes to our consolidated financial statements herein.

LIQUIDITY AND CAPITAL RESOURCES

Below are our primary capital resources (based on carrying value of each) as of the periods indicated.

(In thousands)	March 31, 2026	December 31, 2025
Fixed maturity securities	$1,271,111	1,287,861
Cash and cash equivalents	18,520	22,976

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations. Cash provided by operating activities is an important liquidity metric because it reflects, during a given period, the amount of cash generated that is available to pay operating expenses, invest in our business or make strategic acquisitions. We manage our insurance operations in order to ensure that we have stable and reliable sources of cash flows to meet our obligations. In the three months ended March 31, 2026, our operations used $0.3 million of net cash due to matured endowment benefit payments, commissions and general expenses supporting our business growth. We expect our business will generate cash the remainder of the year as our level of maturities declines.

Despite using cash in the first quarter of 2026, we anticipate meeting our short-term and long-term cash needs with cash generated by our insurance operations and from our invested assets. 89% of our investments consist of marketable fixed maturity securities classified as available-for-sale that could be readily converted to cash for liquidity needs. Additionally, we may raise capital by selling shares in our SIP (as defined below) and we may also access our Credit Facility if needed (also described below). Citizens had no debt as of March 31, 2026.

We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows, for the most part, are reinvested in new investments. The investing activities fluctuate from period to period due to timing of securities activities such as calls, maturities and reinvestment of those funds. We purchased $31.0 million of fixed maturity securities and we also used $1.0 million to purchase other long-term investments in the first three months of 2026.

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

March 31, 2026 | 10-Q 51

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

We renewed our Credit Facility with Regions Bank on May 3, 2024 for an additional three years. See Part I, Item 1, Note 8. Commitments and Contingencies in the notes to our consolidated financial statements herein for a description of the Credit Facility. The Credit Facility provides additional liquidity to the Company for short-term or longer-term needs. We have not borrowed any money under the Credit Facility.

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium revenues, investment income and proceeds from investment maturities, calls or sales. Primary cash needs are for payments of policyholder benefits, investment purchases, and operating expenses. We manage our insurance operations in order to ensure that we have stable and reliable sources of cash flow to meet our obligations. As we have discussed, we have been growing our domestic CLOA business by developing new products and expanding our distribution channels, which has led to increases in first year direct premiums (i.e., new sales) in our Domestic Insurance segment in the last couple years. When selling new policies, we incur upfront policy acquisition costs, such as agent commission payments. While historically, cash flows from our operations have been sufficient to meet our cash needs, we entered into a coinsurance reinsurance agreement with RGA to help with some of the costs, and the insurance subsidiaries also have the AFS fixed maturity investment portfolio available to create additional cash flows if required. Two of our insurance subsidiaries are members of the Federal Home Loan Bank ("FHLB") of Dallas. FHLB membership provides the insurance subsidiaries with access to various low-cost collateralized borrowings and funding agreements. While not the only source of additional liquidity, the FHLB could provide the insurance subsidiaries with an additional source of liquidity, if needed.

We believe that we have adequate capital resources and ability to obtain additional capital if needed to support the short-term and longer-term liquidity requirements of our insurance operations. See Contractual Obligations and Off-balance Sheet Arrangements in our 2025 Form 10-K and below for a discussion of known and estimated cash needs. Cash flow projections and cash flow tests under various market interest rate scenarios are performed annually to assist in evaluating liquidity needs and adequacy.

Trends, Demands and Restrictions on our Uses of Cash

Payments of benefits for claims and surrenders and commissions are our largest use of cash. There are three primary components of payments of benefits: matured endowments, surrenders and death claims.

Matured Endowments. Our endowment products have contractual maturity dates and provide the policyholder with alternatives once the policy matures - they can choose to take a lump sum payout or leave the money on deposit at interest with the Company. Approximately 18% of the endowments in force will mature in the next five years, totaling approximately 5% of our in force business as of March 31, 2026. Policyholder election behavior is unknown, but if too many policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell its investments at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the market rate we are earning on our investments. We currently anticipate that our available operating cash flow and capital resources will be adequate to meet our needs for funds, and we are closely monitoring our policyholder behavior patterns, and in 2024, introduced a new product designed to allow policyholders with maturing endowments to purchase a new life insurance policy.

Surrenders. Surrender benefits, which have been high the last several years, slightly decreased during 2025 and continued to decrease the first three months of 2026. In order to mitigate the risk of early policyholder surrenders, we include provisions in our insurance policies, such as surrender charges, that help limit and discourage early withdrawals, but as many of our policies reach the age where surrender charges have expired or significantly decreased, we have experienced high levels of surrenders. We believe that surrenders have been high due to other reasons, including the loss of one of our biggest distributors in Venezuela in 2018, increasing interest rates, which may encourage policyholders to seek higher rates of return in different investment products, post-pandemic beliefs

March 31, 2026 | 10-Q 52

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

Death Claims. Our product pricing assumes a certain mortality rate and thus a primary liquidity concern is the risk of higher than expected mortality experience. Our death benefit payments increased in the three months ended March 31, 2026 due to a higher volume of reported claims.

Commissions. Another significant use of cash is payment of commissions. In our Domestic Insurance segment, we pay advance commissions on some of our insurance products, meaning we pay an agent a portion of their first year commission immediately upon sale of a policy, rather than "as earned", or when premiums are received by us. Because of this, another liquidity concern is that rapid growth in first year sales of these products creates a significant increase in commission payments. CLOA sales have increased significantly since the third quarter of 2023. In order to offset some of this strain on our capital, we entered into the coinsurance agreement with RGA in the second quarter of 2024 and elected to cede 50% of our final expense business to RGA. We may also seek other options, such as loans at the holding company level (from the Credit Facility or otherwise) that would allow us to reduce the liquidity risk should required commission payments exceed current resources.

See Part I, Item 1, Note 8. Commitments and Contingencies, as well as Legal Proceedings - Trade Secret Lawsuit in our 2025 Form 10-K for a discussion of the trade secret lawsuit, which could negatively impact our cash if we do not succeed in our appeal.

Regulatory Restrictions on our Use of Cash

As discussed above, we are subject to regulatory capital requirements that could affect the Company’s ability to access capital from our insurance operations or cause the Company to have to put additional cash in our insurance subsidiaries.

Our domestic companies are subject to minimum capital requirements set by the NAIC in the form of risk-based capital ("RBC"). RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a Capital Maintenance Agreement between Citizens and CLOA, Citizens' wholly-owned subsidiary domiciled in Colorado, that would require Citizens to contribute capital to CLOA in order to maintain an RBC level above 350%. At March 31, 2026, our domestic insurance subsidiaries were above the required minimum RBC levels and CLOA was above 350%.

CICA International is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards but rather requires that an insurer submit a business plan for approval to the OIC that includes proposed minimum capital and surplus. CICA International is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. At March 31, 2026, CICA International exceeded the required minimum capital and related ratio.

Any capital that Citizens is required to contribute to its insurance subsidiaries would negatively impact the holding Company's capital resources and liquidity.

March 31, 2026 | 10-Q 53

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2026, we have no additional contractual obligations or off-balance sheet arrangements other than those described in Part I, Item 1, Note 8. Commitments and Contingencies in the notes to our consolidated financial statements herein and in Part II, Item 7, Contractual Obligations and Off-Balance Sheet Arrangements in our 2025 Form 10-K.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

CRITICAL ACCOUNTING POLICIES

We believe that the accounting policies set forth in Part I, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Policies" and Part IV, Item 15, Note 1. Summary of Significant Accounting Policies of our consolidated financial statements in our 2025 Form 10-K continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2026.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and reported to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended March 31, 2026, there were no changes in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

March 31, 2026 | 10-Q 54

CITIZENS, INC.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Part I, Item 3. Legal Proceedings of our 2025 Form 10-K includes a discussion of our legal proceedings. There have been no material developments in the three months ended March 31, 2026 from the legal proceedings described in our 2025 Form 10-K.

Item 1A. RISK FACTORS

Part I, Item 1A. Risk Factors of our 2025 Form 10-K includes a discussion of our risk factors. There have been no material changes in the three months ended March 31, 2026 from the risk factors included in our 2025 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Item 5(a)

None.

Item 5(b)

None.

Item 5(c)

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Citizens, Inc. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.” Additionally, Citizens did not adopt or terminate any Rule 10b5-1 trading arrangement during the three months ended March 31, 2026.

March 31, 2026 | 10-Q 55

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
10.1†
Amendment to Executive Employee Agreement by and between Citizens, Inc. and Jon Stenberg, entered into and as of March 5, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on March 10, 2026)

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
† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.

March 31, 2026 | 10-Q 56

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Jon Stenberg
Jon Stenberg
President & Chief Executive Officer

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin
Chief Financial Officer, Chief Investment Officer & Treasurer

Date:	May 7, 2026

March 31, 2026 | 10-Q 57