Form 10-Q
period 2026-06-30
CITIZENS, INC.
filed 2026-08-06
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 31, 2026, the Registrant had 50,643,108 shares of Class A common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

June 30, 2026 | 10-Q 1

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets

(In thousands)	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost: $1,438,702 and $1,432,454 in 2026 and 2025, respectively)	$1,282,060	1,287,861
Equity securities, at fair value	1,233	1,356
Policy loans	66,146	67,455
Other long-term investments (portion measured at fair value $82,979 and $85,157 in 2026 and 2025, respectively)	83,260	85,439
Total investments	1,432,699	1,442,111
Cash and cash equivalents (restricted portion: $1,554 in both 2026 and 2025)	16,960	22,976
Accrued investment income	19,545	18,241
Receivable for securities	—	90
Reinsurance recoverable	15,175	10,874
Deferred policy acquisition costs	229,198	220,537
Cost of insurance acquired	8,664	8,995
Current federal income tax receivable	1,001	624
Property and equipment, net	9,167	9,835
Due premiums	9,968	11,299
Other assets (less allowance for losses of $732 and $740 in 2026 and 2025, respectively)	9,683	9,178
Total assets	$1,752,060	1,754,760

See accompanying Notes to Consolidated Financial Statements.

June 30, 2026 | 10-Q 2

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets, Continued

(In thousands, except share amounts)	June 30, 2026	December 31, 2025
	(Unaudited)
Liabilities and Stockholders' Equity:
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,181,083	1,188,089
Accident and health insurance	1,509	1,338
Total future policy benefit reserves	1,182,592	1,189,427
Policyholders' funds:
Annuities	183,995	175,569
Dividend accumulations	53,230	51,360
Premiums paid in advance	29,198	29,055
Policy claims payable	10,052	8,772
Other policyholders' funds	8,134	7,955
Total policyholders' funds	284,609	272,711
Total policy liabilities	1,467,201	1,462,138
Commissions payable	4,810	4,186
Deferred federal income tax liability	5,035	5,996
Other liabilities	39,850	47,455
Total liabilities	1,516,896	1,519,775
Commitments and contingencies (Notes 7 and 8)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 54,968,998 and 54,625,652 shares issued and outstanding in 2026 and 2025, respectively, including shares in treasury of 4,327,810 in 2026 and 2025	273,304	272,294
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2026 and 2025, including shares in treasury of 1,001,714 in 2026 and 2025	3,184	3,184
Retained earnings	73,496	71,653
Accumulated other comprehensive income (loss)	(91,095)	(88,421)
Treasury stock, at cost	(23,725)	(23,725)
Total stockholders' equity	235,164	234,985
Total liabilities and stockholders' equity	$1,752,060	1,754,760

See accompanying Notes to Consolidated Financial Statements.

June 30, 2026 | 10-Q 3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Revenues:
Premiums	$43,703	43,388	83,641	83,185
Net investment income	17,031	17,169	34,335	34,546
Investment related gains (losses), net	(1,494)	2,408	(510)	(486)
Other income	1,168	2,121	2,662	3,493
Total revenues	60,408	65,086	120,128	120,738
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	33,751	40,220	73,404	80,318
Increase (decrease) in future policy benefit reserves	3,192	(4,554)	(1,511)	(8,200)
Policyholder liability remeasurement (gain) loss	1,712	1,351	2,587	1,179
Policyholders' dividends	1,393	1,315	2,495	2,610
Total insurance benefits paid or provided	40,048	38,332	76,975	75,907
Commissions	11,352	11,409	22,176	22,684
Other general expenses	14,090	13,459	27,462	26,152
Capitalization of deferred policy acquisition costs	(9,717)	(9,720)	(18,661)	(18,569)
Amortization of deferred policy acquisition costs	5,021	4,613	10,000	9,260
Amortization of cost of insurance acquired	143	79	331	177
Total benefits and expenses	60,937	58,172	118,283	115,611
Income (loss) before federal income tax	(529)	6,914	1,845	5,127
Federal income tax expense (benefit)	(104)	455	2	291
Net income (loss)	(425)	6,459	1,843	4,836

Per Share Amounts:
Basic and diluted earnings (loss) per share of Class A common stock	(0.01)	0.13	0.04	0.10

Other Comprehensive Income (Loss):
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) arising during period	3,867	243	(12,428)	18,577
Reclassification adjustment for (gains) losses included in net income (loss)	(34)	168	378	251
Unrealized gains (losses) on fixed maturity securities, net	3,833	411	(12,050)	18,828
Change in current discount rate for liability for future policy benefits	(8,393)	4,003	8,742	(4,586)
Income tax expense (benefit) on other comprehensive income items	(948)	995	(634)	1,932
Other comprehensive income (loss)	(3,612)	3,419	(2,674)	12,310
Total comprehensive income (loss)	$(4,037)	9,878	(831)	17,146

See accompanying Notes to Consolidated Financial Statements.

June 30, 2026 | 10-Q 4

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
(In thousands)	Class A	Class B

Balance at December 31, 2025	$272,294	3,184	71,653	(88,421)	(23,725)	234,985
Comprehensive income (loss):
Net income (loss)	—	—	2,268	—	—	2,268
Other comprehensive income (loss)	—	—	—	938	—	938
Total comprehensive income (loss)	—	—	2,268	938	—	3,206
Stock-based compensation	477	—	—	—	—	477
Balance at March 31, 2026	272,771	3,184	73,921	(87,483)	(23,725)	238,668
Comprehensive income (loss):
Net income (loss)	—	—	(425)	—	—	(425)
Other comprehensive income (loss)	—	—	—	(3,612)	—	(3,612)
Total comprehensive income (loss)	—	—	(425)	(3,612)	—	(4,037)
Stock-based compensation	533	—	—	—	—	533
Balance at June 30, 2026	$273,304	3,184	73,496	(91,095)	(23,725)	235,164

Balance at December 31, 2024	$269,799	3,184	57,062	(95,965)	(23,725)	210,355
Comprehensive income (loss):
Net income (loss)	—	—	(1,623)	—	—	(1,623)
Other comprehensive income (loss)	—	—	—	8,891	—	8,891
Total comprehensive income (loss)	—	—	(1,623)	8,891	—	7,268
Stock-based compensation	516	—	—	—	—	516
Balance at March 31, 2025	270,315	3,184	55,439	(87,074)	(23,725)	218,139
Comprehensive income (loss):
Net income (loss)	—	—	6,459	—	—	6,459
Other comprehensive income (loss)	—	—	—	3,419	—	3,419
Total comprehensive income (loss)	—	—	6,459	3,419	—	9,878
Stock-based compensation	1,009	—	—	—	—	1,009
Balance at June 30, 2025	$271,324	3,184	61,898	(83,655)	(23,725)	229,026

See accompanying Notes to Consolidated Financial Statements.

June 30, 2026 | 10-Q 5

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30, (In thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$1,843	4,836
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Investment related (gains) losses on sale of investments and other assets, net	510	486
Net deferred policy acquisition costs	(8,661)	(9,309)
Amortization of cost of insurance acquired	331	177
Depreciation	351	343
Amortization of premiums and discounts on investments	1,932	2,379
Stock-based compensation	1,009	1,797
Deferred federal income tax expense (benefit)	(327)	(375)
Change in:
Accrued investment income	(1,304)	23
Reinsurance recoverable	(4,301)	(2,447)
Due premiums	1,331	986
Future policy benefit reserves	1,907	(6,335)
Other policyholders' liabilities	13,206	14,670
Federal income tax receivable	(377)	(995)
Commissions payable and other liabilities	(6,313)	(1,417)
Other, net	587	(601)
Net cash provided by (used in) operating activities	1,724	4,218
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(53,373)	(34,375)
Sales of fixed maturity securities, available-for-sale	16,569	14,569
Maturities and calls of fixed maturity securities, available-for-sale	28,365	14,723
Principal payments on mortgage loans	5	4
Change in policy loans	1,309	1,568
Sales of other long-term investments	2,601	2,031
Purchases of other long-term investments	(1,547)	(4,872)
Purchases of property and equipment	(361)	(283)
Net cash used in investing activities	(6,432)	(6,635)

See accompanying Notes to Consolidated Financial Statements.

June 30, 2026 | 10-Q 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(Unaudited)

Six Months Ended June 30, (In thousands)	2026	2025
Cash flows from financing activities:
Annuity deposits	$995	4,434
Annuity withdrawals	(2,303)	(8,345)
Other share repurchases	—	(272)
Net cash used in financing activities	(1,308)	(4,183)
Net increase (decrease) in cash and cash equivalents	(6,016)	(6,600)
Cash and cash equivalents at beginning of year	22,976	29,271
Cash and cash equivalents at end of period	$16,960	22,671

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2026 and 2025, various fixed maturity issuers exchanged securities with book values of $7.2 million and $6.5 million, respectively, for securities of equal value.

See accompanying Notes to Consolidated Financial Statements.

June 30, 2026 | 10-Q 7

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

The consolidated balance sheet as of June 30, 2026, the consolidated statements of operations and comprehensive income (loss) and stockholders' equity for the three and six months ended June 30, 2026 and June 30, 2025 and the consolidated statements of cash flows for the six months ended June 30, 2026 and June 30, 2025 have been prepared by the Company without audit and are not subject to audit. In the opinion of management, all normal and recurring adjustments to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2026 and for comparative periods have been made. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K").  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

The Company operates through two segments: International Insurance and Domestic Insurance.

International Insurance. All International policies are issued by CICA International. CICA International offers U.S. dollar-denominated products to non-U.S. residents/citizens internationally, including endowment products, which are principally accumulation contracts that incorporate an element of life insurance protection and whole life insurance.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations. During the three months ended June 30, 2026, the Company’s wholly-owned subsidiary, CICA Bermuda, was removed from the Register of Companies in Bermuda and dissolved pursuant to applicable Bermuda law. The dissolution did not have any impact on the Company’s consolidated financial statements.

NES provides services to policyholders of CICA International.

Domestic Insurance. Our Domestic Insurance segment operates through our subsidiaries CLOA, which issues whole life, final expense and life products with living benefits throughout the U.S. and SPLIC and MGLIC, which focus on the life insurance needs of the lower-income markets, primarily in Louisiana, Mississippi and Arkansas.  Our products in this segment consist primarily of small face amounts of whole life, industrial life and pre-need policies, which are designed to fund final expenses for the insured, primarily relating to funeral and burial costs. SPLIC also issues critical illness policies.

CTI provides data processing systems and services to the Company.

June 30, 2026 | 10-Q 8

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

No other new accounting pronouncements issued or effective during the year had, or are expected to have, a material impact on our consolidated financial statements.

(3) INVESTMENTS

The Company invests primarily in fixed maturity securities as shown below.

Carrying Value (In thousands, except for %)	June 30, 2026		December 31, 2025
	Amount	%	Amount	%

Cash and invested assets:
Fixed maturity securities	$1,282,060	88.4%	1,287,861	87.9%
Equity securities	1,233	0.1	1,356	0.1
Policy loans	66,146	4.6	67,455	4.6
Other long-term investments	83,260	5.7	85,439	5.8
Cash and cash equivalents	16,960	1.2	22,976	1.6
Total cash and invested assets	$1,449,659	100.0%	1,465,087	100.0%

June 30, 2026 | 10-Q 9

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities as of the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
(In thousands)

Fixed maturity securities:
U.S. Treasury securities	$5,667	18	113	5,572
U.S. Government-sponsored enterprises	1,261	53	—	1,314
States and political subdivisions	285,103	1,368	28,086	258,385
Corporate:
Financial	326,003	2,144	29,825	298,322
Consumer	249,191	492	40,120	209,563
Utilities	140,695	399	20,882	120,212
Energy	84,244	215	7,791	76,668
Communications	74,475	320	9,561	65,234
All other	123,430	392	16,376	107,446
Commercial mortgage-backed	10,368	1	99	10,270
Residential mortgage-backed	106,044	5	9,130	96,919
Asset-backed	32,221	597	663	32,155
Total fixed maturity securities	$1,438,702	6,004	162,646	1,282,060

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
(In thousands)

Fixed maturity securities:
U.S. Treasury securities	$5,692	61	99	5,654
U.S. Government-sponsored enterprises	1,268	86	—	1,354
States and political subdivisions	294,347	1,881	27,436	268,792
Corporate:
Financial	323,056	4,137	26,847	300,346
Consumer	244,480	797	39,093	206,184
Utilities	136,005	829	20,048	116,786
Energy	82,205	473	7,622	75,056
Communications	69,719	256	8,454	61,521
All other	122,240	764	16,027	106,977
Commercial mortgage-backed	8,872	24	2	8,894
Residential mortgage-backed	111,243	28	8,183	103,088
Asset-backed	33,327	412	530	33,209
Total fixed maturity securities	$1,432,454	9,748	154,341	1,287,861

June 30, 2026 | 10-Q 10

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's investments in equity securities are shown below.

Fair Value (In thousands)	June 30, 2026	December 31, 2025

Equity securities:
Bond mutual funds	$217	219
Common stocks	1,009	1,130
Non-redeemable preferred stock	7	7
Total equity securities	$1,233	1,356

VALUATION OF INVESTMENTS

Available-for-sale ("AFS") fixed maturity securities are reported in the consolidated financial statements at fair value with the change in fair value recorded through other comprehensive income (loss). Equity securities are also measured at fair value in the consolidated financial statements with the change in fair value recorded through net income (loss). The Company recognized net investment related losses of $0.2 million and $0.1 million for the three and six months ended June 30, 2026 and losses of $16 thousand and gains of $31 thousand for the same periods in 2025, respectively, on equity securities held.

The Company considers several factors in its review and evaluation of individual investments, using the process described in Part IV, Item 15, Note 2. Investments in the notes to the consolidated financial statements of our 2025 Form 10-K to determine whether a credit valuation loss exists. For the three and six months ended June 30, 2026 and 2025, the Company recorded no credit valuation losses on fixed maturity securities.

For fixed maturity security investments that have unrealized losses as of June 30, 2026 and December 31, 2025, the gross unrealized losses and related fair values that have been in a continuous unrealized loss position by timeframe are as follows:

June 30, 2026	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
U.S. Treasury securities	$406	4	1	875	109	7	1,281	113	8
States and political subdivisions	45,410	615	55	133,801	27,471	171	179,211	28,086	226
Corporate:
Financial	56,766	1,041	86	142,796	28,784	177	199,562	29,825	263
Consumer	29,360	673	55	159,785	39,447	213	189,145	40,120	268
Utilities	18,502	472	40	80,867	20,410	152	99,369	20,882	192
Energy	25,290	424	45	40,629	7,367	53	65,919	7,791	98
Communications	17,495	470	26	40,927	9,091	49	58,422	9,561	75
All Other	25,831	292	39	67,261	16,084	88	93,092	16,376	127
Commercial mortgage-backed	8,473	97	2	73	2	1	8,546	99	3
Residential mortgage-backed	8,367	165	12	87,476	8,965	71	95,843	9,130	83
Asset-backed	6,417	93	9	12,431	570	14	18,848	663	23
Total fixed maturity securities	$242,317	4,346	370	766,921	158,300	996	1,009,238	162,646	1,366

June 30, 2026 | 10-Q 11

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2025	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
U.S. Treasury securities	$—	—	—	883	99	7	883	99	7
States and political subdivisions	21,991	147	28	145,859	27,289	180	167,850	27,436	208
Corporate:
Financial	13,485	196	23	148,244	26,651	182	161,729	26,847	205
Consumer	19,282	361	25	165,229	38,732	225	184,511	39,093	250
Utilities	12,109	170	35	82,012	19,878	152	94,121	20,048	187
Energy	11,650	214	24	44,795	7,408	55	56,445	7,622	79
Communications	10,682	126	14	39,964	8,328	50	50,646	8,454	64
All Other	4,289	38	13	72,186	15,989	93	76,475	16,027	106
Commercial mortgage-backed	—	—	—	79	2	1	79	2	1
Residential mortgage-backed	17	—	4	93,197	8,183	77	93,214	8,183	81
Asset-backed	1,569	66	2	11,569	464	13	13,138	530	15
Total fixed maturity securities	$95,074	1,318	168	804,017	153,023	1,035	899,091	154,341	1,203

In each category of our fixed maturity securities described above, we do not intend to sell our investments, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases. As of June 30, 2026 and December 31, 2025, 98.7% of the fair value of our fixed maturity securities portfolio were rated investment grade. While the losses are currently unrealized, we continue to monitor all fixed maturity securities on an on-going basis as future information may become available which could result in an allowance being recorded.

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

The amortized cost and fair value of fixed maturity securities at June 30, 2026 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

June 30, 2026	Amortized Cost	Fair Value
(In thousands)
Fixed maturity securities:
Due in one year or less	$16,462	16,466
Due after one year through five years	118,766	118,344
Due after five years through ten years	313,575	308,914
Due after ten years	989,899	838,336
Total fixed maturity securities	$1,438,702	1,282,060

June 30, 2026 | 10-Q 12

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company uses the specific identification method of each individual security to determine the cost basis used in the calculation of realized gains and losses related to fixed maturity security sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Fixed maturity securities, available-for-sale:
Proceeds	$4,718	14,504	16,479	14,569
Gross realized gains	$104	91	159	92
Gross realized losses	$53	438	421	442

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

June 30, 2026 | 10-Q 13

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets measured at fair value on a recurring basis as of the dates indicated.

June 30, 2026	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial assets:
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$5,572	1,314	—	6,886
States and political subdivisions	—	258,385	—	258,385
Corporate	40	877,405	—	877,445
Commercial mortgage-backed	—	10,270	—	10,270
Residential mortgage-backed	—	96,919	—	96,919
Asset-backed	—	32,155	—	32,155
Total fixed maturity securities	5,612	1,276,448	—	1,282,060

Equity securities:
Bond mutual funds	217	—	—	217
Common stocks	1,009	—	—	1,009
Non-redeemable preferred stock	7	—	—	7
Total equity securities	1,233	—	—	1,233
Other long-term investments (1)	—	—	—	82,979
Total financial assets	$6,845	1,276,448	—	1,366,272
(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

June 30, 2026 | 10-Q 14

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

FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At June 30, 2026, fixed maturity securities, valued using a third-party pricing source, totaled $1.3 billion for Level 2 assets and comprised 93.4% of total reported fair value of our total financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 assets as of June 30, 2026.  For the three and six months ended June 30, 2026, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Structured note. At June 30, 2026, the Company held an investment in a structured note, which includes components classified as fixed maturity securities and other long-term investments on the consolidated balance sheets. The partner interest is included in other long-term investments and is measured at its net asset value ("NAV") of $2.6 million as a practical expedient, which approximates fair value. The Company recognized investment related losses of $0.3 million and $0.4 million for the three and six months ended June 30, 2026, respectively, related to changes in fair value. These investments are included in other long-term investments on the consolidated balance sheets. As of June 30, 2026, we are committed to funding this structured note investment up to $4.1 million over the next nine years.

June 30, 2026 | 10-Q 15

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Limited partnerships. The Company considers the NAV to represent the value of the investment fund and is measured by the total value of assets minus the total value of liabilities. The following table includes information related to our investments in limited partnerships that calculate NAV per share. For these investments, which are measured at fair value on a recurring basis, we use the NAV per share to measure fair value. The Company recognized net investment related losses of $2.4 million and $0.6 million and gains of $2.9 million and $1.4 million on limited partnerships held for the three and six months ended June 30, 2026 and 2025, respectively, related to changes in fair value. These investments are included in other long-term investments on the consolidated balance sheets.

		June 30, 2026			December 31, 2025
(In thousands, except for years)		Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)	Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)
	Description
Limited partnerships:
Middle market	Investments in privately-originated, performing senior secured debt primarily in North America-based companies	$29,369	—	2	$30,956	—	2
Late-stage growth	Investments in private late-stage, established companies seeking capital to accelerate growth prior to an IPO or sale	35,969	1,316	2 to 4	36,623	2,232	2 to 4
Infrastructure	Investments in environmental infrastructure and related technology, focusing on renewable power generation and distribution	15,081	2,383	7	15,013	4,052	8
Total limited partnerships		$80,419	3,699		$82,592	6,284

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

The carrying value and fair value for the financial assets and liabilities on the consolidated financial statements not otherwise disclosed for the periods indicated were as follows:

	June 30, 2026		December 31, 2025
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Policy loans	$66,146	66,146	67,455	67,455
Residential mortgage loan	20	19	24	24
Cash and cash equivalents	16,960	16,960	22,976	22,976
Financial liabilities:
Annuity - investment contracts	70,547	64,415	68,975	64,066

June 30, 2026 | 10-Q 16

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at both June 30, 2026 and December 31, 2025 and no specified maturity dates. Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable. Therefore, the fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets and is considered a Level 3 asset in the fair value hierarchy.

Residential mortgage loan. The mortgage loan is secured by a residential property. The interest rate for this loan was 7.0% at both June 30, 2026 and December 31, 2025. At June 30, 2026, the remaining loan matures in two years.  Management estimated the fair value using an annual interest rate of 6.25% at both June 30, 2026 and December 31, 2025. Our mortgage loan is considered a Level 3 asset in the fair value hierarchy and is included in other long-term investments on the consolidated balance sheets.

Cash and cash equivalents. The fair value of cash and cash equivalents approximates carrying value and these assets are characterized as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contracts, which are considered Level 3 liabilities, was estimated at June 30, 2026 and December 31, 2025 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 3.73% to 5.01% and 3.31% to 4.98%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Other long-term investments. Financial instruments included in other long-term investments are classified in various levels of the fair value hierarchy. The following table summarizes the carrying values of these investments.

Carrying Value (In thousands)	June 30, 2026	December 31, 2025
Other long-term investments:
Limited partnerships	$80,419	82,592
Structured note	2,560	2,565
FHLB common stock	226	222
All other investments	55	60
Total other long-term investments	$83,260	85,439

We are a member of the Federal Home Loan Bank ("FHLB") of Dallas, and such membership requires members to own stock in the FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value.

(5) DEFERRED POLICY ACQUISITION COSTS AND COST OF INSURANCE ACQUIRED

DAC

The following tables roll forward the deferred policy acquisition costs ("DAC") and cost of insurance acquired ("COIA") balances for the six months ended June 30, 2026 and 2025 by reporting cohort. Our reporting cohorts are Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy, and

June 30, 2026 | 10-Q 17

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

Six Months Ended June 30, 2026 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
International Insurance:
Balance, beginning of year	$113,915	18,585	538	133,038
Capitalizations	7,611	978	108	8,697
Amortization expense	(6,367)	(624)	(109)	(7,100)
Balance, end of period	115,159	18,939	537	134,635

Domestic Insurance:
Balance, beginning of year	74,622	11,683	1,194	87,499
Capitalizations	9,389	469	106	9,964
Amortization expense	(2,583)	(223)	(94)	(2,900)
Balance, end of period	81,428	11,929	1,206	94,563

Consolidated:
Balance, beginning of year	188,537	30,268	1,732	220,537
Capitalizations	17,000	1,447	214	18,661
Amortization expense	(8,950)	(847)	(203)	(10,000)
Balance, end of period	$196,587	30,868	1,743	229,198

Six Months Ended June 30, 2025 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
International Insurance:
Balance, beginning of year	$108,742	16,370	572	125,684
Capitalizations	8,064	1,534	149	9,747
Amortization expense	(6,212)	(561)	(155)	(6,928)
Balance, end of period	110,594	17,343	566	128,503

Domestic Insurance:
Balance, beginning of year	61,639	11,169	1,143	73,951
Capitalizations	8,274	442	106	8,822
Amortization expense	(2,064)	(213)	(55)	(2,332)
Balance, end of period	67,849	11,398	1,194	80,441

Consolidated:
Balance, beginning of year	170,381	27,539	1,715	199,635
Capitalizations	16,338	1,976	255	18,569
Amortization expense	(8,276)	(774)	(210)	(9,260)
Balance, end of period	$178,443	28,741	1,760	208,944

June 30, 2026 | 10-Q 18

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
COIA

The Domestic Insurance segment is the only segment that recognizes COIA; therefore, the balances for the six months ended June 30, 2026 and 2025 on a consolidated basis by reporting cohort are shown below.

(In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Six Months Ended June 30, 2026
Balance, beginning of year	$7,036	764	1,195	8,995
Amortization expense	(186)	(20)	(125)	(331)
Balance, end of period	$6,850	744	1,070	8,664

Six Months Ended June 30, 2025
Balance, beginning of year	$7,424	809	1,213	9,446
Amortization expense	(199)	(25)	47	(177)
Balance, end of period	$7,225	784	1,260	9,269

(6) POLICYHOLDERS’ LIABILITIES

LIABILITY FOR FUTURE POLICY BENEFITS

The following tables summarize balances of and changes in the liability for future policy benefits for our reporting cohorts: Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy,

June 30, 2026 | 10-Q 19

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

June 30, 2026 (In thousands)	International Insurance			Domestic Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums:
Balance, beginning of year	$241,394	20,592	261,986	189,845	13,052	202,897
Beginning balance at original discount rate	$242,912	20,405	263,317	192,071	13,446	205,517
Effect of actual variances from expected experience	3,559	317	3,876	(26,934)	(1,071)	(28,005)
Adjusted beginning of year balance	246,471	20,722	267,193	165,137	12,375	177,512
Issuances	13,488	1,539	15,027	56,315	968	57,283
Interest accrual	4,948	400	5,348	4,260	244	4,504
Net premiums collected	(21,553)	(3,193)	(24,746)	(14,010)	(231)	(14,241)
Derecognition and other	421	130	551	(3,875)	(6)	(3,881)
Ending balance at original discount rate	243,775	19,598	263,373	207,827	13,350	221,177
Effect of changes in discount rates	(4,020)	—	(4,020)	(3,980)	(458)	(4,438)
Balance, end of period	$239,755	19,598	259,353	203,847	12,892	216,739

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$910,575	166,327	1,076,902	324,382	139,220	463,602
Beginning balance at original discount rate	$932,243	174,075	1,106,318	339,821	152,775	492,596
Effect of actual variances from expected experience	6,167	1,616	7,783	(27,148)	(916)	(28,064)
Adjusted beginning of year balance	938,410	175,691	1,114,101	312,673	151,859	464,532
Issuances	13,790	1,616	15,406	56,304	972	57,276
Interest accrual	20,264	3,459	23,723	7,751	3,576	11,327
Benefit payments	(46,664)	(8,368)	(55,032)	(11,884)	(3,626)	(15,510)
Derecognition and other	112	177	289	(3,892)	46	(3,846)
Ending balance at original discount rate	925,912	172,575	1,098,487	360,952	152,827	513,779
Effect of changes in discount rates	(31,518)	(9,574)	(41,092)	(16,671)	(13,867)	(30,538)
Balance, end of period	$894,394	163,001	1,057,395	344,281	138,960	483,241

Net liability for future policy benefits	$654,639	143,403	798,042	140,434	126,068	266,502
Plus: Flooring impact	2	—	2	—	—	—
Less: Reinsurance recoverable	—	—	—	9,408	—	9,408
Net liability for future policy benefits, after reinsurance recoverable	$654,641	143,403	798,044	131,026	126,068	257,094

June 30, 2026 | 10-Q 20

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2025 (In thousands)	International Insurance			Domestic Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums:
Balance, beginning of year	$237,944	15,592	253,536	156,432	13,248	169,680
Beginning balance at original discount rate	$247,279	15,807	263,086	164,666	14,105	178,771
Effect of actual variances from expected experience	1,478	978	2,456	(20,452)	(1,259)	(21,711)
Adjusted beginning of year balance	248,757	16,785	265,542	144,214	12,846	157,060
Issuances	14,578	1,840	16,418	48,645	1,140	49,785
Interest accrual	4,929	316	5,245	3,769	249	4,018
Net premiums collected	(21,513)	(2,731)	(24,244)	(11,529)	(60)	(11,589)
Derecognition and other	(44)	152	108	(4,304)	3	(4,301)
Ending balance at original discount rate	246,707	16,362	263,069	180,795	14,178	194,973
Effect of changes in discount rates	(5,763)	(20)	(5,783)	(5,959)	(657)	(6,616)
Balance, end of period	$240,944	16,342	257,286	174,836	13,521	188,357

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$914,153	159,244	1,073,397	281,212	139,461	420,673
Beginning balance at original discount rate	$965,548	170,911	1,136,459	304,500	153,902	458,402
Effect of actual variances from expected experience	2,406	2,143	4,549	(20,358)	(450)	(20,808)
Adjusted beginning of year balance	967,954	173,054	1,141,008	284,142	153,452	437,594
Issuances	14,911	1,994	16,905	48,631	1,135	49,766
Interest accrual	20,972	3,387	24,359	7,100	3,593	10,693
Benefit payments	(53,633)	(9,693)	(63,326)	(9,753)	(3,706)	(13,459)
Derecognition and other	(425)	(3)	(428)	(4,299)	4	(4,295)
Ending balance at original discount rate	949,779	168,739	1,118,518	325,821	154,478	480,299
Effect of changes in discount rates	(41,513)	(9,928)	(51,441)	(22,525)	(15,838)	(38,363)
Balance, end of period	$908,266	158,811	1,067,077	303,296	138,640	441,936

Net liability for future policy benefits	$667,322	142,469	809,791	128,460	125,119	253,579
Less: Reinsurance recoverable	—	—	—	3,986	—	3,986
Net liability for future policy benefits, after reinsurance recoverable	$667,322	142,469	809,791	124,474	125,119	249,593

June 30, 2026 | 10-Q 21

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles the net liability for future policy benefits shown above to the liability for future policy benefits reported in the consolidated balance sheets for the periods indicated below.

	June 30, 2026			June 30, 2025
(In thousands)	International Insurance	Domestic Insurance	Consolidated	International Insurance	Domestic Insurance	Consolidated
Life Insurance:
Permanent	$654,641	131,026	785,667	667,322	124,474	791,796
Permanent limited pay	143,403	126,068	269,471	142,469	125,119	267,588
Deferred profit liability	28,235	39,881	68,116	25,466	37,192	62,658
Other	31,761	26,068	57,829	30,827	17,247	48,074
Total life insurance	858,040	323,043	1,181,083	866,084	304,032	1,170,116
Accident & Health Insurance:
Other	796	713	1,509	631	609	1,240
Total future policy benefit reserves	$858,836	323,756	1,182,592	866,715	304,641	1,171,356

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefit payments for long-term duration contracts.

	June 30, 2026		June 30, 2025
(In thousands)	International Insurance	Domestic Insurance	International Insurance	Domestic Insurance
Undiscounted:
Permanent:
Expected future gross premiums	$578,192	781,473	580,254	689,888
Expected future benefit payments	1,414,021	794,891	1,431,555	717,050
Permanent Limited Pay:
Expected future gross premiums	47,577	73,805	45,154	77,106
Expected future benefit payments	262,885	398,367	248,128	396,728

Discounted:
Permanent:
Expected future gross premiums	$445,892	487,160	448,987	422,988
Expected future benefit payments	894,394	344,281	908,266	303,296
Permanent Limited Pay:
Expected future gross premiums	42,462	47,161	40,627	49,770
Expected future benefit payments	163,001	138,960	158,811	138,640

June 30, 2026 | 10-Q 22

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the amount of revenue and interest related to long-term duration contracts recognized in the consolidated statement of operations and comprehensive income (loss).

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(In thousands)	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
International Insurance:
Life Insurance:
Permanent	$22,672	7,624	21,958	7,962	43,914	15,316	43,725	16,043
Permanent Limited Pay	4,238	1,829	3,891	1,763	9,009	3,596	8,352	3,527
Other	1,803	—	3,268	—	1,219	—	2,932	—
Less:
Reinsurance	516	—	428	—	900	—	899	—
Total, net of reinsurance	28,197	9,453	28,689	9,725	53,242	18,912	54,110	19,570
Accident & Health Insurance:
Other	172	—	189	—	325	—	376	—
Total	$28,369	9,453	28,878	9,725	53,567	18,912	54,486	19,570

Domestic Insurance:
Life Insurance:
Permanent	$17,207	1,758	14,017	1,679	32,873	3,491	27,406	3,331
Permanent Limited Pay	1,983	2,134	2,040	2,117	3,956	4,267	4,163	4,224
Other	(228)	—	776	—	225	—	1,273	—
Less:
Reinsurance	3,885	—	2,584	—	7,495	—	4,666	—
Total, net of reinsurance	15,077	3,892	14,249	3,796	29,559	7,758	28,176	7,555
Accident & Health Insurance:
Other	258	—	262	—	516	—	524	—
Less:
Reinsurance	1	—	1	—	1	—	1	—
Total, net of reinsurance	257	—	261	—	515	—	523	—
Total	$15,334	3,892	14,510	3,796	30,074	7,758	28,699	7,555

The following table provides the weighted-average durations of the liability for future policy benefits.

	June 30, 2026		June 30, 2025
(In years)	International Insurance	Domestic Insurance	International Insurance	Domestic Insurance
Permanent:
Duration at original discount rate	8.2	17.4	7.7	16.0
Duration at current discount rate	8.0	16.3	7.7	15.0
Permanent Limited Pay:
Duration at original discount rate	7.7	13.8	5.9	15.8
Duration at current discount rate	7.3	12.9	5.6	15.0

June 30, 2026 | 10-Q 23

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the weighted-average interest rates for the liability for future policy benefits.

	June 30, 2026		June 30, 2025
	International Insurance	Domestic Insurance	International Insurance	Domestic Insurance
Permanent:
Interest rate at original discount rate	4.81%	4.99%	4.67%	5.03%
Interest rate at current discount rate	5.10%	5.53%	4.92%	5.82%
Permanent Limited Pay:
Interest rate at original discount rate	4.23%	4.85%	3.48%	5.67%
Interest rate at current discount rate	5.12%	5.49%	4.23%	6.50%

LIABILITY FOR POLICYHOLDERS’ ACCOUNT BALANCES

The following table presents the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of the difference, in basis points, between rates being credited and the respective guaranteed minimums.

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
June 30, 2026 (In thousands)
Range of Guaranteed Minimum Crediting Rates:
0.00% - 1.49%	$933	—	—	31,355	32,288
1.50% - 2.99%	3,795	170	6	41,515	45,486
3.00% - 4.49%	126,834	390	26,221	—	153,445
Greater or equal to 4.50%	30,815	—	—	—	30,815
Total	$162,377	560	26,227	72,870	262,034

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
June 30, 2025 (In thousands)
Range of Guaranteed Minimum Crediting Rates:
0.00% - 1.49%	$851	—	—	33,465	34,316
1.50% - 2.99%	3,905	180	6	33,683	37,774
3.00% - 4.49%	104,553	381	26,989	—	131,923
Greater or equal to 4.50%	31,349	—	—	—	31,349
Total	$140,658	561	26,995	67,148	235,362

June 30, 2026 | 10-Q 24

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize balances of and changes in policyholders' account balances.

June 30, 2026 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$85,782	88,297	51,360	27,317
Issuances	14,966	2,616	326	1,647
Premiums received	146	2,565	2,886	412
Interest credited	1,710	1,520	1,062	395
Less:
Surrenders and withdrawals	—	5,139	2,404	3,469
Benefit payments	9,961	—	—	—
Balance, end of period	$92,643	89,859	53,230	26,302
Weighted-average crediting rates	4.13%	3.97%	3.98%	3.36%
Cash surrender value	$92,643	89,859	53,230	26,302

June 30, 2025 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$60,414	88,080	47,768	29,897
Issuances	15,737	1,887	348	2,453
Premiums received	93	2,315	2,855	425
Interest credited	1,308	1,496	966	421
Less:
Surrenders and withdrawals	—	7,967	2,656	4,281
Benefit payments	6,197	—	—	—
Balance, end of period	$71,355	85,811	49,281	28,915
Weighted-average crediting rates	4.09%	3.97%	3.84%	3.21%
Cash surrender value	$71,355	85,811	49,281	28,915

June 30, 2026 | 10-Q 25

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles policyholders' account balances shown above to the policyholders' account balance liability in the consolidated balance sheets for the periods indicated below.

(In thousands)	June 30, 2026	June 30, 2025
Annuities:
Supplemental contracts without life contingencies	$92,643	71,355
Fixed annuity	89,859	85,811
Unearned revenue reserve	1,493	1,486
Total annuities	$183,995	158,652

Premiums paid in advance:
Premiums paid in advance	$26,302	28,915
Other	2,896	2,148
Total premiums paid in advance	$29,198	31,063

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

A summary of life insurance in force, along with assumed and ceded reinsurance activity, is summarized below as of the periods indicated.

(In thousands)	June 30, 2026	December 31, 2025
Life insurance in force:
Direct life insurance in force	$5,539,881	5,431,721
Aggregate assumed life insurance in force	3,119	3,193
Aggregate ceded life insurance in force	(943,581)	(910,226)
Net life insurance in force	$4,599,419	4,524,688

June 30, 2026 | 10-Q 26

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's reinsurance recoverable on ceded reinsurance was $15.2 million and $10.9 million as of June 30, 2026 and December 31, 2025, respectively.  Premiums, claims and surrenders assumed and ceded, and expenses ceded for all lines of business are summarized for the periods indicated below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Premiums from short duration contracts:
Direct	$429	451	841	900
Ceded	—	—	(1)	(1)
Net premiums earned	429	451	840	899
Premiums from long duration contracts:
Direct	47,676	45,950	91,196	87,851
Assumed	12	14	27	25
Ceded	(4,414)	(3,027)	(8,422)	(5,590)
Net premiums earned	43,274	42,937	82,801	82,286
Total premiums earned	$43,703	43,388	83,641	83,185
Claims and surrenders assumed	$19	45	39	51
Claims and surrenders ceded	$(1,513)	(275)	(2,257)	(952)
Commissions assumed and ceded	$(3,257)	(3,281)	(6,228)	(6,406)
Other general expenses ceded	$(905)	(695)	(1,708)	(1,283)

(8) COMMITMENTS AND CONTINGENCIES

LITIGATION AND REGULATORY ACTIONS

From time to time, we are subject to legal and regulatory actions relating to our business. We may incur defense costs, including attorneys' fees, and other direct litigation costs associated with defending claims. If we suffer an adverse judgment as a result of litigation claims, it could have a material adverse effect on our business, results of operations and financial condition. Part I. Item 3. Legal Proceedings and Part IV. Item 1. Note 8. Commitments and Contingencies of our consolidated financial statements and notes thereto included in the 2025 Form 10-K includes a discussion of our legal proceedings. There have been no material developments in the six months ended June 30, 2026 from the legal proceedings described in our consolidated financial statements and notes thereto included in the 2025 Form 10-K.

CONTRACTUAL OBLIGATIONS

As of June 30, 2026, we committed to funding investments up to $7.8 million related to limited partnership and structured note investments previously described.

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

June 30, 2026 | 10-Q 27

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the greatest of (a) Regions' prime rate, (b) the federal funds rate plus 0.50%, (c) the index rate plus 1.00% or (d) 0.75%. The Company is required to pay Regions an annual commitment fee of 0.375% of the unused portion of the Credit Facility in quarterly installments, which the Company expenses as it is incurred.

Obligations under the Credit Facility are secured by substantially all of the assets of the Company other than the equity interests in its subsidiaries, real estate owned by the Company, and other limited exceptions. The Credit Facility contains customary events of default and financial, affirmative and negative covenants including, but not limited to, restrictions on indebtedness, liens, investments, asset dispositions and restricted payments. As of June 30, 2026, the Company had not borrowed any funds against the Credit Facility and was in compliance with the covenants.

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

A summary of the change in the number of shares of Class A common stock and treasury stock issued is as follows:

	2026		2025
Six Months Ended June 30, (In thousands)	Common Stock Class A	Treasury Stock	Common Stock Class A	Treasury Stock
Balance at beginning of year	54,626	5,330	54,235	5,330
Stock issued for compensation	343	—	331	—
Balance at end of period	54,969	5,330	54,566	5,330

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of Class A common stock.

Three Months Ended June 30, (In thousands, except per share amounts)	2026	2025
Basic and diluted earnings per share:
Net income (loss)	$(425)	6,459

Weighted average shares of Class A outstanding - basic	50,521	50,112
Weighted average shares of Class A outstanding - diluted(1)	51,824	50,985

Basic and diluted earnings (loss) per share of Class A common stock	$(0.01)	0.13
(1) Because the Company reported a net loss for the three months ended June 30, 2026, the effect of all potentially dilutive securities was excluded from the calculation of diluted earnings per share as it would be anti-dilutive

June 30, 2026 | 10-Q 28

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six Months Ended June 30, (In thousands, except per share amounts)	2026	2025
Basic and diluted earnings per share:
Net income (loss)	$1,843	4,836

Weighted average shares of Class A outstanding - basic	50,426	50,024
Weighted average shares of Class A outstanding - diluted	51,714	50,897

Basic and diluted earnings (loss) per share of Class A common stock	$0.04	0.10
.
STATUTORY CAPITAL AND SURPLUS

Each of our domestic regulated insurance subsidiaries is required to meet stipulated regulatory capital requirements imposed by the U.S. National Association of Insurance Commissioners ("NAIC"). All domestic insurance subsidiaries exceeded the minimum capital requirements at June 30, 2026. On March 27, 2024, Citizens and the Colorado Division of Insurance entered into a capital maintenance agreement that specifies that Citizens will infuse capital as needed to ensure that CLOA's RBC remains above 350%. As CLOA's RBC exceeded 350% at June 30, 2026, no capital contribution was necessary.

CICA International is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards but rather requires that an insurer submit a business plan for approval to the Office of the Commissioner of Insurance ("OIC") that includes proposed minimum capital and surplus. CICA International is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. At June 30, 2026, CICA International's capital exceeds both the required minimum capital and related ratio.

(10) SEGMENT AND OTHER OPERATING INFORMATION

The Company's segments are defined by management's reporting structure and operating activities. The chief operating decision maker ("CODM"), our President and Chief Executive Officer, reviews segment operating results to assess financial performance, allocate resources and make operating and strategic decisions. The Company has two reportable segments:  International Insurance and Domestic Insurance.

Our International Insurance segment issues endowment contracts, which are principally accumulation contracts that incorporate an element of life insurance protection, and whole life insurance products to non-U.S. residents through CICA International.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may include rider benefits and annuity features that enhance policy accumulations. Our Domestic Insurance segment operates through our subsidiaries: CLOA, which issues whole life, final expense and life products with living benefits throughout the U.S.; and SPLIC and MGLIC, which focus on the life insurance needs of the lower-income markets, primarily in Louisiana, Mississippi, and Arkansas.  SPLIC also issues critical illness policies. Our policies are sold and serviced through independent agents.

The CODM evaluates the profitability of the International Insurance and Domestic Insurance segments based on the income (loss) before federal income tax, or segment profit (loss), which is measured as revenues less directly attributable total benefits and expenses. This measure reflects the operating performance of each insurance segment and is the primary measure used by the CODM to evaluate segment results and allocate resources. The significant expense categories regularly provided to the CODM and included in the measure of segment profit (loss) are presented in the tables below.

The International Insurance and Domestic Insurance operations constitute separate businesses. In addition to these reportable segments, the Company also captures other corporate-related non-insurance income and expenses associated with operating the Company. These amounts are not included in the segment profit (loss) and are

June 30, 2026 | 10-Q 29

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
reported separately below to reconcile to the consolidated income (loss) before federal income tax on the consolidated statements of operations and other comprehensive income (loss).

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in our 2025 Form 10-K and are prepared in accordance with U.S. GAAP.

The tables below present segment revenues, segment profit (loss) and the significant expense categories included in the measure of segment profitability reviewed by the CODM.

Three Months Ended June 30, 2026	International Insurance	Domestic Insurance	Total
(In thousands)

Revenues:
Premiums	$28,369	15,334	43,703
Net investment income	11,725	5,102	16,827
Investment related gains (losses), net	(1,559)	67	(1,492)
Other income	1,161	7	1,168
Total segment revenues	39,696	20,510	60,206
Other non-insurance revenues			202
Total consolidated revenues			$60,408
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	25,907	7,844
Increase (decrease) in future policy benefit reserves	189	3,003
Policyholder liability remeasurement (gain) loss	1,966	(254)
Policyholders' dividends	1,341	52
Total insurance benefits paid or provided	29,403	10,645
Commissions	4,892	6,460
Other general expenses	5,193	5,428
Capitalization of deferred policy acquisition costs	(4,464)	(5,253)
Amortization of deferred policy acquisition costs	3,548	1,473
Amortization of cost of insurance acquired	—	143
Total segment benefits and expenses	38,572	18,896
Segment profit (loss)	$1,124	1,614	2,738
Other non-insurance revenues			202
Stock-based compensation expense			(776)
Other non-insurance expenses			(2,693)
Income (loss) before federal income tax			$(529)

June 30, 2026 | 10-Q 30

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	International Insurance	Domestic Insurance	Total
Six Months Ended June 30, 2026
(In thousands)

Revenues:
Premiums	$53,567	30,074	83,641
Net investment income	23,729	10,215	33,944
Investment related gains (losses), net	(225)	(278)	(503)
Other income	2,648	14	2,662
Total segment revenues	79,719	40,025	119,744
Other non-insurance revenues			384
Total consolidated revenues			$120,128
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	58,018	15,386
Increase (decrease) in future policy benefit reserves	(7,075)	5,564
Policyholder liability remeasurement (gain) loss	3,091	(504)
Policyholders' dividends	2,377	118
Total insurance benefits paid or provided	56,411	20,564
Commissions	9,381	12,795
Other general expenses	10,795	10,534
Capitalization of deferred policy acquisition costs	(8,697)	(9,964)
Amortization of deferred policy acquisition costs	7,100	2,900
Amortization of cost of insurance acquired	—	331
Total segment benefits and expenses	74,990	37,160
Segment profit (loss)	$4,729	2,865	7,594
Other non-insurance revenues			384
Stock-based compensation expense			(1,314)
Other non-insurance expenses			(4,819)
Income (loss) before federal income tax			$1,845

June 30, 2026 | 10-Q 31

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	International Insurance	Domestic Insurance	Total
Three Months Ended June 30, 2025
(In thousands)

Revenues:
Premiums	$28,878	14,510	43,388
Net investment income	12,076	4,919	16,995
Investment related gains (losses), net	2,834	(427)	2,407
Other income	2,113	8	2,121
Total segment revenues	45,901	19,010	64,911
Other non-insurance revenues			175
Total consolidated revenues			$65,086
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	34,399	5,821
Increase (decrease) in future policy benefit reserves	(6,965)	2,411
Policyholder liability remeasurement (gain) loss	1,106	245
Policyholders' dividends	1,229	86
Total insurance benefits paid or provided	29,769	8,563
Commissions	5,185	6,224
Other general expenses	5,318	5,125
Capitalization of deferred policy acquisition costs	(4,960)	(4,760)
Amortization of deferred policy acquisition costs	3,462	1,151
Amortization of cost of insurance acquired	—	79
Total segment benefits and expenses	38,774	16,382
Segment profit (loss)	$7,127	2,628	9,755
Other non-insurance revenues			175
Stock-based compensation expense			(1,209)
Other non-insurance expenses			(1,807)
Income (loss) before federal income tax			$6,914

June 30, 2026 | 10-Q 32

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	International Insurance	Domestic Insurance	Total
Six Months Ended June 30, 2025
(In thousands)

Revenues:
Premiums	$54,486	28,699	83,185
Net investment income	24,207	9,978	34,185
Investment related gains (losses), net	68	(556)	(488)
Other income	3,478	15	3,493
Total segment revenues	82,239	38,136	120,375
Other non-insurance revenues			363
Total consolidated revenues			$120,738
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	67,433	12,885
Increase (decrease) in future policy benefit reserves	(13,821)	5,621
Policyholder liability remeasurement (gain) loss	1,199	(20)
Policyholders' dividends	2,414	196
Total insurance benefits paid or provided	57,225	18,682
Commissions	10,288	12,396
Other general expenses	10,613	10,185
Capitalization of deferred policy acquisition costs	(9,747)	(8,822)
Amortization of deferred policy acquisition costs	6,928	2,332
Amortization of cost of insurance acquired	—	177
Total segment benefits and expenses	75,307	34,950
Segment profit (loss)	$6,932	3,186	10,118
Other non-insurance revenues			363
Stock-based compensation expense			(1,781)
Other non-insurance expenses			(3,573)
Income (loss) before federal income tax			$5,127

The Company categorizes premiums in two categories - first year premiums are premiums received within the first 12 months of a policy's issuance and any premiums received thereafter are renewal premiums. A summary of the premiums for the International Insurance segment is detailed below.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct premiums:
First year	$3,541	3,814	6,831	7,206
Renewal	25,344	25,492	47,636	48,179
Total direct premiums	28,885	29,306	54,467	55,385
Reinsurance	(516)	(428)	(900)	(899)
Total premiums	$28,369	28,878	53,567	54,486

June 30, 2026 | 10-Q 33

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the Domestic Insurance segment premium breakout is detailed below.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct premiums:
First year	$6,218	5,621	11,898	11,046
Renewal	13,002	11,474	25,672	22,320
Total direct premiums	19,220	17,095	37,570	33,366
Reinsurance	(3,886)	(2,585)	(7,496)	(4,667)
Total premiums	$15,334	14,510	30,074	28,699

The tables below provide a reconciliation of assets by reportable segment to total consolidated assets as presented on the consolidated balance sheets as of the periods indicated. Assets not directly attributable to the Company's reportable segments are reflected as other corporate assets.

June 30, 2026 (In thousands)	International	Domestic	Total
Assets:
Segment Assets:
Cash, cash equivalents and investments	$1,018,612	409,479	1,428,091
DAC and COIA	134,635	103,227	237,862
Other assets	30,870	22,521	53,391
Total segment assets	$1,184,117	535,227	1,719,344
Other corporate assets			32,716
Total assets			$1,752,060

December 31, 2025 (In thousands)	International	Domestic	Total
Assets:
Segment Assets:
Cash, cash equivalents and investments	$1,026,980	415,464	1,442,444
DAC and COIA	133,038	96,494	229,532
Other assets	30,718	17,399	48,117
Total segment assets	$1,190,736	529,357	1,720,093
Other corporate assets			34,667
Total assets			$1,754,760

June 30, 2026 | 10-Q 34

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
GEOGRAPHIC INFORMATION

The following table sets forth the Company's annual total of earned premiums by country of policyholder residence for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Area:
United States	$19,167	16,983	37,688	33,483
Colombia	6,752	6,461	13,577	13,015
Taiwan	3,047	3,167	6,453	7,053
Venezuela	3,159	3,322	6,337	6,672
Ecuador	3,268	3,366	6,264	6,566
Argentina	3,214	2,923	5,816	5,019
Other foreign countries	9,160	8,995	18,285	18,697
Reinsurance and change in premium accruals	(4,064)	(1,829)	(10,779)	(7,320)
Total premiums	$43,703	43,388	83,641	83,185

(11) INCOME TAXES

The effective tax rate is the ratio of federal income tax expense or tax benefit over pre-tax income. For the three and six months ended June 30, 2026, the effective tax benefit rate was 19.7% and effective tax expense rate was 0.1%, respectively, compared to an effective tax expense rate of 6.6% and 5.7% for the same periods in 2025, respectively. CICA International is considered a controlled foreign corporation for federal income tax purposes. As a result, the insurance activity of CICA International is subject to Subpart F of the Internal Revenue Code and is included in Citizens’ taxable income. The Government of Puerto Rico approved a tax exemption decree for CICA International which freezes the income tax rate at 0% on taxable earnings up to $1.2 million and 4% on taxable earnings in excess of $1.2 million for a minimum of 15 years. The effective tax rate varies from the prevailing corporate federal income tax rate of 21% mainly due to the impact of Subpart F and the reduced Puerto Rico income tax rate.

At June 30, 2026 and 2025, we determined it was more likely than not that a portion of our capital deferred tax assets would not be realized in their entirety. The Company recorded valuation allowances of $4.5 million and $4.8 million at June 30, 2026 and 2025, respectively, in accumulated other comprehensive income (loss) on the consolidated balance sheets.

(12) OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% for domestic entities and 4% for Puerto Rican entities for the three and six months ended June 30,

June 30, 2026 | 10-Q 35

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2026 and 2025. The following table provides a rollforward of accumulated other comprehensive income (loss) for the periods indicated below.

(In thousands)	Unrealized Gains and Losses on Available for Sale Securities	Discount Rate for Liability for Future Policy Benefits	Other Comprehensive Income (Loss)
Balance at December 31, 2025, net of tax	$(136,344)	47,923	(88,421)
Other comprehensive income (loss) before reclassification, before tax	(16,295)	17,135	840
Amounts reclassified from other comprehensive income (loss), before tax	412	—	412
Income tax benefit (expense)	1,191	(1,505)	(314)
Balance at March 31, 2026, net of tax	(151,036)	63,553	(87,483)
Other comprehensive income (loss) before reclassification, before tax	3,867	(8,393)	(4,526)
Amounts reclassified from other comprehensive income (loss), before tax	(34)	—	(34)
Income tax benefit (expense)	(225)	1,173	948
Balance at June 30, 2026, net of tax	$(147,428)	56,333	(91,095)

(In thousands)	Unrealized Gains and Losses on Available for Sale Securities	Discount Rate for Liability for Future Policy Benefits	Other Comprehensive Income (Loss)
Balance at December 31, 2024, net of tax	$(169,599)	73,634	(95,965)
Other comprehensive income (loss) before reclassification, before tax	18,334	(8,589)	9,745
Amounts reclassified from other comprehensive income (loss), before tax	83	—	83
Income tax benefit (expense)	(1,379)	442	(937)
Balance at March 31, 2025, net of tax	(152,561)	65,487	(87,074)
Other comprehensive income (loss) before reclassification, before tax	243	4,003	4,246
Amounts reclassified from other comprehensive income (loss), before tax	168	—	168
Income tax benefit (expense)	(213)	(782)	(995)
Balance at June 30, 2025, net of tax	$(152,363)	68,708	(83,655)

(13) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as management service agreements related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. There were no changes related to these relationships during the six months ended June 30, 2026.  See our 2025 Form 10-K for a comprehensive discussion of related party transactions.

June 30, 2026 | 10-Q 36

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(14) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued and determined that no other significant subsequent events need to be recognized or disclosed at this time.

June 30, 2026 | 10-Q 37

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

OBJECTIVE OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS

We refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “MD&A”. The objective of our MD&A is to provide investors with information in order to assess the material changes in our financial condition from December 31, 2025 to June 30, 2026 and the material changes in our results of operations for the three and six months ended June 30, 2026 as compared to the same periods in 2025. We also discuss in the MD&A any trends that we believe may materially affect our future operations or financial condition.

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

June 30, 2026 | 10-Q 38

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

Venezuela Earthquakes May Impact Insurance Premiums and Claims

Venezuela represents one of our most significant markets in the International Insurance segment. The earthquakes that occurred in Venezuela in June 2026 may adversely affect this segment by hindering policyholders' capacity to submit timely premium payments and driving higher-than-expected claims activity. Due to the magnitude and breadth of the disaster, the full count of impacted policyholders will likely emerge gradually, as missed payments and submitted claims are tracked and confirmed. As an immediate measure, a $0.5 million death claim liability has been recorded. While current data does not point to a material effect on our operations, we will maintain diligent oversight and update our projections as new information becomes available.

FINANCIAL HIGHLIGHTS

Summary

Q2: Net loss before federal income tax in the three months ended June 30, 2026 of $0.5 million decreased from income before federal income tax of $6.9 million in the same prior year period. The primary factors that drove this change were:
•$3.9 million decline in investment related gains and losses primarily related to the change in fair market value for certain of our limited partnership investments that we have not sold;
•$1.7 million increase in insurance benefits paid or provided due to:
◦$6.5 million decrease in claims and surrenders benefits due to the expected contractual decreases of matured endowments; more than offset by; and
◦$7.7 million increase in future policy benefit reserves primarily due to the increased business in our Domestic Insurance segment and the large amount of reserves released in the prior year period as we paid out matured endowment and released the corresponding reserves.

YTD: Net income before federal income tax in the six months ended June 30, 2026 decreased to $1.8 million from $5.1 million in the same year period. The factors that drove this decrease were:
•$1.1 million increase in insurance benefits paid or provided due to:
◦$6.9 million decrease in claims and surrenders as described above; more than offset by
◦$6.7 million increase in future policy benefit reserves as described above; and
•$1.3 million increase in general operating expenses to support our growth initiatives.

Financial Condition at June 30, 2026

•Total assets of $1.8 billion
•Total direct insurance in force of $5.5 billion
•Total investments of $1.4 billion; fixed maturity securities comprised 89% of total investments
•No debt
•Book value per share of Class A common stock of $4.64

June 30, 2026 | 10-Q 39

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

•Adjusted book value per share of Class A common stock of $6.441
•Diluted earnings per share of Class A common stock for the six months ended of $0.04

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

One sales factor that is key to our profitability is product mix. We offer a competitive product mix designed to meet the needs of our specific customer demographics and actively manage new product margins and in-force profitability. Product mix can have an impact on profitability; when we sell a higher volume of lower-margin products, we may receive more premiums but may not be as profitable as in periods when we sell a greater percentage of higher-margin products. Our product mix has been trending towards sales of our newer whole life products, which have a smaller margin than sales of our international endowment products. We expect this trend in our International Insurance segment to continue due to the anticipated volumes of endowment maturities being replaced by higher volumes of whole life products.

Customer retention, or persistency, is another key factor influencing both revenue and profitability. Persistency refers to the extent to which policyholders keep their insurance policies in force over time rather than allowing them to lapse, surrender, or terminate. Persistency is a key measure because we spend a significant amount of money acquiring a policyholder upfront (e.g., commissions, underwriting, marketing) and expect to recover those costs over many years. A highly persistent block of business is one where policyholders continue paying premiums and maintaining coverage for many years. Unfavorable persistency is characterized by higher than expected policy lapses, surrenders, or terminations, which can negatively impact profitability by reducing the in-force block of business generating premiums, coupled with an increase in reserves resulting from less projected future premiums, as well as an acceleration in the recognition of deferred acquisition costs. We actively monitor persistency trends across our product lines and customer segments, and where unfavorable persistency is observed, we may take targeted retention actions; however, there can be no assurance that such efforts will fully offset the financial impact of higher than expected policy terminations.

Premium Revenues. Premium revenues consist of all money deposited by customers into new and existing insurance policies. We view these premiums in two categories - first year premiums are premiums received within the first 12 months of a policy's issuance and any premiums received thereafter are renewal premiums.

Throughout the MD&A, we refer to "direct" premiums as all premiums received and "net" or "total" premiums as all premiums received less premiums ceded to our reinsurers. Direct premium revenue increased 4% in the three and six months ended June 30, 2026 to $48.1 million and $92.0 million, respectively, from $46.4 million and $88.8 million in the three and six months ended June 30, 2025, respectively. This increase was driven by sales and renewal premiums in our Domestic Insurance segment.

1 Adjusted book value per of Class A common share is a non-GAAP measure that is calculated by dividing actual Class A common stockholders’ equity, excluding AOCI, by the number of Class A common shares outstanding at the end of the period.

June 30, 2026 | 10-Q 40

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

First Year Premiums. Direct first year premiums increased 3% in the three and six months ended June 30, 2026 to $9.8 million and $18.7 million, respectively, from $9.4 million and $18.3 million in the three and six months ended June 30, 2025, respectively, driven by sales in our Domestic Insurance segment and from an increased number of producing agents. First year premium growth primarily resulted from our CLOA final expense business.

Renewal Premiums. Our direct renewal premiums in the three and six months ended June 30, 2026 increased primarily due to strong sales in prior periods in our Domestic Insurance segment, leading to higher number of policies paying renewal premiums in the current period. Premium growth was constrained by unfavorable persistency in our Domestic Insurance segment, as well as the high level of surrenders and matured endowments in our International Insurance segment during the last few years, both of which have lowered the number of policies remaining in force and paying renewal premiums.

Investment Income. Our net investment income decreased slightly for the three and six months ended June 30, 2026 compared to the same prior year periods. Total investment income increased for the three and six months ended June 30, 2026 compared to the same prior year periods, as we have been investing in investment grade private placement fixed income securities, where we expect higher returns. However, this increase was offset by higher fund fees.

June 30, 2026 | 10-Q 41

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Claims and Surrenders. Payment of policyholder benefits for claims and surrenders is our largest expense and thus key to our profitability. The three largest components of this expense are reflected in the graph below.
Operating Expenses. Operating expenses are our second largest expense and thus also drive our operating results. Operating expenses are meaningful to gain an understanding of how we manage our business, including among other things, salaries, benefits, and spending on growth initiatives. Our operating expenses increased by $0.6 million and $1.3 million in the three and six months ended June 30, 2026, respectively, as compared to the prior year periods due to continued investment in supporting the growth of our business.

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

June 30, 2026 | 10-Q 42

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

profitability is affected by how closely actual experience matches our actuarial assumptions for these shifts, and by the amount of reserves we must hold. Updated assumptions to policyholder liability remeasurement (gain) loss negatively affected our operating results by $0.4 million compared to the same prior year quarter due to unfavorable experience in our International Insurance segment. Actuarial assumptions are continually monitored and updated at least annually to reflect overall experience as well as emerging trends.

INSURANCE ISSUED AND INFORCE

The amount of direct insurance, number of policies, and average face amounts for life policies issued during the periods indicated are shown below.

Six Months Ended June 30,		2026		2025
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
International	$199,814,892	1,793	$111,442	$229,176,095	1,970	$116,333
Domestic	319,795,393	37,692	8,484	288,086,170	30,277	9,515
Total	$519,610,285	39,485		$517,262,265	32,247

In the first six months of 2026, we issued $519.6 million in new direct insurance.

The number of insurance policies issued, average policy face amount and total insurance issued in our International Insurance segment decreased in the six months ended June 30, 2026 as compared to the prior year period due to lower volume and product mix. During the first six months of 2026, a larger proportion of our sales was comprised of our single premium product aimed at replacing maturing endowments, which has a $100,000 maximum face value, as well as other endowment products. Our endowment products generally have lower policy face amounts than our whole life product.

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

June 30, 2026 | 10-Q 43

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES

Our revenues are generated primarily by life insurance premiums and investment income from invested assets. Total revenues declined in the three months ended June 30, 2026 primarily due to the $3.9 million decline in investment related gains (losses) resulting from changes in market value of the underlying assets. The decline in other income also contributed to the decline in the three month-period, as well as the six months ended June 30, 2026.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025

Revenues:
Premiums	$43,703	43,388	83,641	83,185
Net investment income	17,031	17,169	34,335	34,546
Investment related gains (losses), net	(1,494)	2,408	(510)	(486)
Other income	1,168	2,121	2,662	3,493
Total revenues	$60,408	65,086	120,128	120,738

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Direct premiums:
First year	$9,759	9,435	18,729	18,252
Renewal	38,346	36,966	73,308	70,499
Total direct premiums	48,105	46,401	92,037	88,751
Reinsurance	(4,402)	(3,013)	(8,396)	(5,566)
Total premiums	$43,703	43,388	83,641	83,185

Our first year direct premiums increased 3% in the three and six months ended June 30, 2026 compared to the same periods in 2025, due to sales and expanded distribution in our Domestic Insurance segment. Renewal premiums also increased from strong first year sales in prior periods in our Domestic Insurance segment, leading to higher number of policies paying renewal premiums in the current period, which more than offset the impact from the high level of surrenders during the last few years and increasing matured endowment benefits paid in our International Insurance segment, which has lowered the number of policies paying renewal premiums in this segment.

Reinsurance premiums ceded increased in the three and six months ended June 30, 2026 compared to the same periods in 2025. We have a coinsurance agreement with RGA Reinsurance Company ("RGA") in order to provide more capacity for growth in our Domestic Insurance segment. Since we cede 50% of the direct premiums we receive for our CLOA final expense products to RGA, as sales of these products increase, reinsurance ceded to RGA also increases.

June 30, 2026 | 10-Q 44

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Net Investment Income. A summary of our net investment income performance is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except for %)	2026	2025	2026	2025

Gross investment income:
Fixed maturity securities	$16,054	15,538	32,412	30,966
Equity securities	12	72	23	147
Policy loans	1,226	1,297	2,493	2,666
Other long-term investments	762	1,041	1,583	2,205
Total investment income	18,054	17,948	36,511	35,984
Investment expenses	(1,023)	(779)	(2,176)	(1,438)
Net investment income	$17,031	17,169	34,335	34,546

Net investment income, annualized			$68,670	69,093
Average invested assets, at amortized cost			$1,555,692	1,534,610
Annualized yield on average invested assets			4.41%	4.50%

Fixed maturity securities constitute the vast majority, or 89%, of our investment portfolio based on fair value and thus provide the majority of our net investment income. Our fixed maturity investment portfolio, primarily invested in callable securities, has faced challenges due to the sustained low interest rate environment for the 10 years prior to 2021. Many securities were called between 2019 and 2021, which required us to reinvest in lower interest rate fixed maturity assets, which impacts net investment income and yields. In order to enhance yields, we are investing in new opportunities, including investment grade private placement fixed income securities and other asset classes, while maintaining a prudent risk profile. As discussed above, net investment income and our annualized yield are down for the three and six months ended June 30, 2026 as a result of higher investment expenses when compared to prior year periods.

Investment Related Gains (Losses), Net.  We recorded investment related losses of $1.5 million and $0.5 million during the three and six months ended June 30, 2026, respectively, compared to investment related gains of $2.4 million and losses of $0.5 million during the same prior year periods, respectively, primarily in our International Insurance segment. The gain or loss between periods is attributable to changes in the estimated fair market value of our limited partnership investments, which can vary considerably based on market conditions and underlying fund performance.

Other Income. Other income is derived mainly from supplemental contracts issued to policyholders in our International Insurance segment upon the surrender or maturity of their original policies. Supplemental contracts offer our policyholders the opportunity to leave their cash with us and be paid interest at a guaranteed rate or receive an annuity, at their option. We expect other income to decline as our matured endowments decline, as this income is primarily related to supplemental contracts issued to policyholders when their endowments mature. The net impact from these supplemental contracts on the consolidated financial statements is minimal as the reserve liability setup for these policies offsets any recognized income.

June 30, 2026 | 10-Q 45

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

BENEFITS AND EXPENSES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$33,751	40,220	73,404	80,318
Increase (decrease) in future policy benefit reserves	3,192	(4,554)	(1,511)	(8,200)
Policyholder liability remeasurement (gain) loss	1,712	1,351	2,587	1,179
Policyholders' dividends	1,393	1,315	2,495	2,610
Total insurance benefits paid or provided	40,048	38,332	76,975	75,907
Commissions	11,352	11,409	22,176	22,684
Other general expenses	14,090	13,459	27,462	26,152
Capitalization of deferred policy acquisition costs	(9,717)	(9,720)	(18,661)	(18,569)
Amortization of deferred policy acquisition costs	5,021	4,613	10,000	9,260
Amortization of cost of insurance acquired	143	79	331	177
Total benefits and expenses	$60,937	58,172	118,283	115,611

Payments of claims and surrenders benefits, which constitute the vast majority of our expenses, declined in both the three- and six-month periods ended June 30, 2026.

Claims and Surrenders.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025

Claims and surrenders:
Death claim benefits	$7,495	4,861	14,164	10,928
Surrender benefits	12,174	13,076	24,033	25,977
Endowment benefits	1,358	1,542	2,806	3,221
Matured endowment benefits	10,199	18,528	27,647	35,879
A&H and other policy benefits	2,525	2,213	4,754	4,313
Total claims and surrenders	$33,751	40,220	73,404	80,318

Death claim benefits increased in the three and six months ended June 30, 2026 compared to the same periods in 2025 due to a higher volume of claims, especially in our expanding Domestic Insurance business. While we maintain diligent oversight of claims activities, we expect this rise in line with the expansion of our business. Additionally, as discussed above, the Venezuela earthquakes in June 2026 have had a direct impact on our International Insurance segment's claims experience. Although the impact is immaterial at this time, we have established a $0.5 million death claim liability given the number of people still missing as we expect the total impact to be determined over time as claims are reported and verified. We will continue to monitor developments related to this event and update our estimates as additional information becomes available. Many of these death claims may be partially offset by our reinsurance coverage.

June 30, 2026 | 10-Q 46

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The vast majority of our surrender benefits payments are made on policies surrendered in our International Insurance segment. These policies are generally policies that have been in place for many years, built up cash values, and have little or no surrender charges remaining. Surrender benefits decreased 7% in the three and six months ended June 30, 2026 compared to the prior year periods and can vary from one period to another. We continue to focus efforts on retention initiatives.

As we have previously disclosed, 2025 was the year in which the highest number of our endowment policies reached their contractual maturity dates and thus matured endowment benefits decreased in the three and six months ended June 30, 2026 compared to the prior year periods. Compared to peak endowment activity in 2025, we expect maturity benefits to continue to decrease throughout 2026.

Increase (Decrease) in Future Policy Benefit Reserves. Future policy benefit reserves reflect the liability established to provide for the future payment of policy benefits and thus they generally increase when we have a larger in force block of business due to higher sales and persistency (i.e., more policies on which we expect to pay future benefits) and decrease when we have lower sales and persistency. In the three and six months ended June 30, 2026, the change in future policy benefit reserves increased compared to the prior year periods from the increase to inforce business and due to the high level of reserves released in the prior year periods in connection with policyholder benefits payouts.

Policyholder Liability Remeasurement (Gain) Loss. Most of our products are long-duration contracts that provide a specified, fixed amount of insurance benefit in exchange for a fixed premium. When a policy is initially issued, we establish a "net premium ratio" ("NPR") using assumptions regarding expected premiums and policyholder benefit liabilities. On a quarterly basis, we review actual versus expected experience in such quarter, which is reported as a policyholder liability remeasurement gain (if better performance than assumptions) or loss (if lower performance than assumptions). Additionally, the best estimate assumptions are updated every year in our third quarter and are reflected on our income statement as a policyholder liability remeasurement gain or loss. In the three and six months ended June 30, 2026, the remeasurement (gain) loss was negatively affected by unfavorable experience in our International Insurance segment.

Commissions. Commission expenses are a cost of acquiring business, as commissions are the primary compensation paid to our independent agents for selling our products. First year commission rates are higher than renewal commission rates and thus commissions fluctuate directly in relation to first year sales. Although first year sales increased in the three and six months ended June 30, 2026 as compared to the same period in 2025, commissions decreased in the three and six months ended June 30, 2026 due to more sales of our single premium product offered to policyholders with maturing endowments in the International Insurance segment, which has a lower commission rate than other products.

Other General Expenses.  Total general expenses increased $0.6 million and $1.3 million in the three and six months ended June 30, 2026, respectively, as compared to the prior year periods due to continued investment in supporting the growth of our business.

Capitalization of Deferred Policy Acquisition Costs ("DAC"). We capitalize costs related to successful sales of our insurance products, which include certain commissions, policy issuance costs, and underwriting and agency expenses. These costs vary based upon amounts of premiums received and ceded related to new and renewal business.

Amortization of Deferred Policy Acquisition Costs. Our deferred policy acquisition costs (DAC) are amortized on a constant level basis over the expected term of the related contracts to approximate straight-line amortization. As described above, unfavorable persistency leads to accelerated amortization of deferred policy acquisition costs, which contributed to the increased costs in both the three- and six-month periods ended June 30, 2026.

Federal Income Tax. We reported federal income tax benefit in the three months ended June 30, 2026 as compared to a federal income tax expense in the same prior year period, reflecting lower taxable income. See Part I, Item 1, Note 11. Income Taxes in the notes to our consolidated financial statements herein.

June 30, 2026 | 10-Q 47

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

SEGMENT OPERATIONS

We operate in two business segments: International Insurance and Domestic Insurance.

These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance based on U.S. GAAP income (loss) before federal income tax for these segments. The Company's other non-insurance operations include non-insurance activities and corporate-support functions, which are presented in the table presented below to reconcile segment information with the consolidated financial statements of the Company.

The following table sets forth income (loss) before federal income tax by segment during the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Income (loss) before federal income tax:
Segments:
International Insurance	$1,124	7,127	4,729	6,932
Domestic Insurance	1,614	2,628	2,865	3,186
Total segments	2,738	9,755	7,594	10,118
Other non-insurance operations	(3,267)	(2,841)	(5,749)	(4,991)
Total income (loss) before federal income tax	$(529)	6,914	1,845	5,127

June 30, 2026 | 10-Q 48

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

INTERNATIONAL INSURANCE

Detailed results of operations in the International Insurance segment for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Revenues:
Premiums	$28,369	28,878	53,567	54,486
Net investment income	11,725	12,076	23,729	24,207
Investment related gains (losses), net	(1,559)	2,834	(225)	68
Other income	1,161	2,113	2,648	3,478
Total revenues	39,696	45,901	79,719	82,239
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	25,907	34,399	58,018	67,433
Increase (decrease) in future policy benefit reserves	189	(6,965)	(7,075)	(13,821)
Policyholder liability remeasurement (gain) loss	1,966	1,106	3,091	1,199
Policyholders' dividends	1,341	1,229	2,377	2,414
Total insurance benefits paid or provided	29,403	29,769	56,411	57,225
Commissions	4,892	5,185	9,381	10,288
Other general expenses	5,193	5,318	10,795	10,613
Capitalization of deferred policy acquisition costs	(4,464)	(4,960)	(8,697)	(9,747)
Amortization of deferred policy acquisition costs	3,548	3,462	7,100	6,928
Total benefits and expenses	38,572	38,774	74,990	75,307
Income before federal income tax	$1,124	7,127	4,729	6,932

In the three months ended June 30, 2026, premiums were $28.4 million, while our total insurance benefits paid or provided were $29.4 million. This reflects a $0.5 million decrease in premiums compared to the prior-year period with only a $0.4 million decrease in total insurance benefits paid or provided. The lower premiums are mainly due to the impact from the level of surrenders and matured endowments in prior years, which has lowered the number of policies remaining in force and paying renewal premiums in this segment.

In the six months ended June 30, 2026, premiums received were $53.6 million, while our total insurance benefits paid or provided were $56.4 million. This reflects a $0.9 million decrease in premiums compared to the prior-year period with only a $0.8 million decrease in total insurance benefits paid or provided for the reasons described above.

June 30, 2026 | 10-Q 49

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Premium breakout is detailed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Direct premiums:
First year	$3,541	3,814	6,831	7,206
Renewal	25,344	25,492	47,636	48,179
Total direct premiums	28,885	29,306	54,467	55,385
Reinsurance	(516)	(428)	(900)	(899)
Total premiums	$28,369	28,878	53,567	54,486

Our International Insurance segment derives its premiums from policyholders residing in over 80 different countries across the globe. The following table sets forth our premiums by location for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Premiums:
Colombia	$6,752	6,461	13,577	13,015
Taiwan	3,047	3,167	6,453	7,053
Venezuela	3,159	3,322	6,337	6,672
Ecuador	3,268	3,366	6,264	6,566
Argentina	3,214	2,923	5,816	5,019
Other	9,291	9,121	18,569	19,032
Reinsurance and change in premium accruals	(362)	518	(3,449)	(2,871)
Total premiums	$28,369	28,878	53,567	54,486

Sales in Taiwan have been declining recently due to leadership succession related difficulties within our primary distribution agency in Taiwan and regulatory challenges. We are facing some headwinds in Venezuela that may affect premium revenues. Most notably, the Venezuela earthquakes of June 2026 may impair policyholders' ability to make timely premium payments. The strength of the U.S. dollar, combined with policyholders' difficulties in obtaining dollars, may further constrain their ability to remit premiums. The recent political instability may cause further decline in this business. We continue to closely monitor emerging trends in our Venezuela business.

June 30, 2026 | 10-Q 50

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Benefits and Expenses.

Claims and surrender benefits breakout is detailed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Claims and surrenders:
Death claim benefits	$1,605	470	2,564	936
Surrender benefits	10,746	12,038	21,145	23,888
Endowment benefits	1,357	1,541	2,803	3,219
Matured endowment benefits	9,935	18,305	27,174	35,499
A&H and other policy benefits	2,264	2,045	4,332	3,891
Total claims and surrenders	$25,907	34,399	58,018	67,433

As discussed, the majority of our claims and surrender benefits in this segment are related to payment of matured endowment and surrender benefits. Matured endowment benefits peaked in 2025 and has decreased in the three and six months ended June 30, 2026 compared to the prior year periods, as contractually expected. Surrender benefits are also a large component of this expense; often as surrender charges expire on endowments after certain periods, policyholders surrender their policies to access the cash value. Accordingly, as our block of maturing endowments decreases, surrenders will generally decrease as well.

Increase (Decrease) in Future Policy Benefit Reserves. In the three and six months ended June 30, 2026, the change in future policy benefit reserves was higher compared to the prior year periods, reflecting reserve growth on our inforce block of business. In contrast, the prior year periods were impacted by a greater level of reserves released in connection with surrender benefits and higher matured endowment benefit payments.

Commissions. Commissions decreased due to strong sales of our single premium product offered to policyholders with maturing endowments, which has a lower commission rate than other products.

June 30, 2026 | 10-Q 51

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

DOMESTIC INSURANCE

Detailed results of operations for the Domestic Insurance segment for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Revenues:
Premiums	$15,334	14,510	30,074	28,699
Net investment income	5,102	4,919	10,215	9,978
Investment related gains (losses), net	67	(427)	(278)	(556)
Other income	7	8	14	15
Total revenues	20,510	19,010	40,025	38,136
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	7,844	5,821	15,386	12,885
Increase (decrease) in future policy benefit reserves	3,003	2,411	5,564	5,621
Policyholder liability remeasurement (gain) loss	(254)	245	(504)	(20)
Policyholders' dividends	52	86	118	196
Total insurance benefits paid or provided	10,645	8,563	20,564	18,682
Commissions	6,460	6,224	12,795	12,396
Other general expenses	5,428	5,125	10,534	10,185
Capitalization of deferred policy acquisition costs	(5,253)	(4,760)	(9,964)	(8,822)
Amortization of deferred policy acquisition costs	1,473	1,151	2,900	2,332
Amortization of cost of insurance acquired	143	79	331	177
Total benefits and expenses	18,896	16,382	37,160	34,950
Income before federal income tax	$1,614	2,628	2,865	3,186

In the three months ended June 30, 2026, premiums in our Domestic Insurance segment were $15.3 million, while total insurance benefits paid or provided were $10.6 million. This reflects an increase in premiums of $0.8 million from the prior year period, while total insurance benefits paid or provided increased by $2.1 million. Premiums increased due to sustained first year sales and increase in renewal year premiums due to strong prior year sales, while the total benefits and expenses paid increased due to higher claims and surrenders paid. We expect death benefit payments to increase in the Domestic Insurance segment as our business has significantly grown in this segment over the last several years.

In the six months ended June 30, 2026, premiums in our Domestic Insurance segment were $30.1 million, while total insurance benefits paid or provided were $20.6 million. This reflects an increase in premiums of $1.4 million from the prior year period, while total insurance benefits paid or provided increased by $1.9 million for the reasons described above.

June 30, 2026 | 10-Q 52

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Premium breakout is detailed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Direct premiums:
First year	$6,218	5,621	11,898	11,046
Renewal	13,002	11,474	25,672	22,320
Total direct premiums	19,220	17,095	37,570	33,366
Reinsurance	(3,886)	(2,585)	(7,496)	(4,667)
Total premiums	$15,334	14,510	30,074	28,699

Benefits and Expenses.

Claims and surrender benefits breakout is detailed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Claims and surrenders:
Death claim benefits	$5,890	4,391	11,600	9,992
Surrender benefits	1,428	1,038	2,888	2,089
Endowment benefits	1	1	3	2
Matured endowment benefits	264	223	473	380
A&H and other policy benefits	261	168	422	422
Total claims and surrenders	$7,844	5,821	15,386	12,885

In our Domestic Insurance segment, the majority of claims and surrender benefits are death claim benefits. Death claim benefits increased in the three and six months ended June 30, 2026 compared to the same prior year periods due primarily to a higher volume of reported claims. The Company carefully tracks mortality experience as an important measure of performance, which can fluctuate from quarter-to-quarter based on reported claims. While we monitor claims activities, we expect a rise in claims corresponding with business expansion. A portion of these death claims should be offset by our reinsurance coverage.

OTHER NON-INSURANCE OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Loss before federal income tax	$(3,267)	(2,841)	(5,749)	(4,991)

This operating unit represents the administrative support functions for the insurance operations. Its revenues are primarily intercompany and have been eliminated in consolidation under U.S. GAAP, which typically results in a loss. Revenue in this operating unit consists primarily of net investment income and investment related gains or losses, while expenses consist of other general expenses related to corporate functions. For the three and six months ended June 30, 2026, the elevated loss before federal income tax compared to the same periods in 2025 is mainly due to higher general expenses to support our growth initiatives.

June 30, 2026 | 10-Q 53

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

INVESTMENTS

Our investments are an integral part of our business success, as we invest the majority of premiums collected to pay for future benefits and rely on net investment income for our ongoing operations. Our cash and invested assets at June 30, 2026 were $1.4 billion, of which 88% was invested in fixed maturity securities, all of which are classified as available-for-sale. We closely monitor the duration of our fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy our insurance obligations.

The following table shows the carrying value of our investments by investment category and the percentage of each to total cash, cash equivalents and invested assets.

Carrying Value	June 30, 2026		December 31, 2025
(In thousands, except for %)	Amount	%	Amount	%
Cash, cash equivalents and invested assets:
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$6,886	0.5%	$7,008	0.5%
Corporate	877,445	60.5	866,870	59.2
States and political subdivisions (1)	258,385	17.8	268,792	18.3
Mortgage-backed (2)	107,189	7.4	111,982	7.6
Asset-backed	32,155	2.2	33,209	2.3
Total fixed maturity securities	1,282,060	88.4	1,287,861	87.9
Cash and cash equivalents	16,960	1.2	22,976	1.6
Other investments:
Policy loans	66,146	4.6	67,455	4.6
Equity securities	1,233	0.1	1,356	0.1
Other long-term investments	83,260	5.7	85,439	5.8
Total cash, cash equivalents and invested assets	$1,449,659	100.0%	$1,465,087	100.0%
(1) Includes $97.6 million and $106.9 million of securities guaranteed by third parties at June 30, 2026 and December 31, 2025, respectively.
(2) Includes $90.4 million and $101.1 million of U.S. Government-sponsored enterprises at June 30, 2026 and December 31, 2025, respectively.

The carrying value of the Company’s fixed maturity securities investment portfolio at June 30, 2026 was $1.28 billion compared to $1.29 billion at December 31, 2025. This decrease primarily reflects the impact of interest rate sensitivity on the fair value of our fixed maturity securities. The distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2026 did not materially change from December 31, 2025 – the weighted average was “A” at both dates.

Cash and cash equivalents decreased as of June 30, 2026 from December 31, 2025 and fluctuate from period to period primarily due to the timing of operating and investing activities.

As of June 30, 2026, other long-term investments decreased by $2.2 million compared to December 31, 2025, primarily due to the impact of changes in the fair market value of our limited partnership holdings partially offset by additional funding of our commitments of other investments.

Obligations of States and Political Subdivisions

20% of the Company’s fixed maturity securities investment portfolio at June 30, 2026 consists of municipal bonds, which are securities that are obligations of states and political subdivisions. A portion of these municipal bonds

June 30, 2026 | 10-Q 54

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

includes third-party guarantees, which enhance a bond's credit rating. A presentation of our municipal bonds by credit rating and third-party guarantee is below.

	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
State and political subdivision fixed maturity securities including third-party guarantees:
AAA	$12,001	11,826	12,621	12,941	3,326	3,235	27,948	28,002	9.8%
AA	36,775	37,065	112,086	128,256	4,879	5,106	153,740	170,427	59.8
A	2,733	3,021	62,328	71,217	2,130	2,117	67,191	76,355	26.8
BBB	91	93	6,993	7,692	—	—	7,084	7,785	2.7
BB and other	2,422	2,534	—	—	—	—	2,422	2,534	0.9
Total	$54,022	54,539	194,028	220,106	10,335	10,458	258,385	285,103	100.0%

State and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$30,638	30,615	38,410	44,201	1,022	1,067	70,070	75,883	26.6
A	10,276	10,573	75,274	84,205	2,948	3,093	88,498	97,871	34.3
BBB	2,393	2,569	20,447	21,976	46	55	22,886	24,600	8.6
BB and other	10,715	10,782	59,897	69,724	6,319	6,243	76,931	86,749	30.5
Total	$54,022	54,539	194,028	220,106	10,335	10,458	258,385	285,103	100.0%

The table below shows the categories in which we held investments in special revenue municipal bonds that were greater than 10% of the fair value of our total municipal bond portfolio at June 30, 2026.

(In thousands, except for %)	Fair Value	Amortized Cost	% of Total Fair Value

Utilities	$41,721	45,620	16.1%
Education	38,720	44,843	15.0
Transportation	32,549	39,517	12.6

The Company's municipal bond portfolio consists of bonds from states and political subdivisions in many states; however, as of June 30, 2026, municipal bonds from issuers in Texas and California comprised 22% and 18%, respectively, of the portfolio. There were no other states or individual issuer holdings equal to or greater than 10% of the total municipal bond portfolio as of June 30, 2026.

June 30, 2026 | 10-Q 55

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The table below represents the Company's detailed exposure to municipal fixed maturity securities by credit rating in Texas at June 30, 2026.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas state and political subdivision fixed maturity securities including third-party guarantees:
AAA	$11,499	11,325	2,461	2,496	—	—	13,960	13,821
AA	13,043	13,031	17,137	19,699	46	55	30,226	32,785
A	—	—	10,858	14,730	—	—	10,858	14,730
BBB	—	—	2,948	2,920	—	—	2,948	2,920
Total	$24,542	24,356	33,404	39,845	46	55	57,992	64,256
Texas state and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$20,224	20,041	5,006	5,549	—	—	25,230	25,590
A	3,092	3,090	12,966	14,889	—	—	16,058	17,979
BBB	—	—	6,183	6,282	46	55	6,229	6,337
BB and other	1,226	1,225	9,249	13,125	—	—	10,475	14,350
Total	$24,542	24,356	33,404	39,845	46	55	57,992	64,256

The table below represents the Company's detailed exposure to municipal fixed maturity securities by credit rating in California at June 30, 2026.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
California state and political subdivision fixed maturity securities including third-party guarantees:
AA	$2,123	2,122	32,543	38,798	4,523	4,744	39,189	45,664
A	1,323	1,650	5,929	6,807	—	—	7,252	8,457
Total	$3,446	3,772	38,472	45,605	4,523	4,744	46,441	54,121
California state and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$452	446	5,111	6,767	712	760	6,275	7,973
A	2,994	3,326	18,757	21,800	1,819	1,976	23,570	27,102
BB and other	—	—	14,604	17,038	1,992	2,008	16,596	19,046
Total	$3,446	3,772	38,472	45,605	4,523	4,744	46,441	54,121

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY SECURITIES

We analyze our available-for-sale ("AFS") fixed maturity securities that are experiencing unrealized losses to ascertain if there is an expectation of credit related impairments. We did not record any credit valuation allowances on fixed maturity securities in either of the three and six months ended June 30, 2026 or 2025.

Gross unrealized losses on AFS fixed maturity securities amounted to $162.6 million as of June 30, 2026 and $154.3 million as of December 31, 2025.  This increase in gross unrealized losses during 2026 was a result of the increase in average market interest rates in 2026 as compared to 2025.

June 30, 2026 | 10-Q 56

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Information on both unrealized and realized gains and losses by category is set forth in Part I, Item 1, Note 3. Investments of the notes to our consolidated financial statements herein.

LIQUIDITY AND CAPITAL RESOURCES

Below are our primary capital resources (based on carrying value of each) as of the periods indicated.

(In thousands)	June 30, 2026	December 31, 2025
Fixed maturity securities	$1,282,060	1,287,861
Cash and cash equivalents	16,960	22,976

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations. Cash provided by operating activities is an important liquidity metric because it reflects, during a given period, the amount of cash generated that is available to pay operating expenses, invest in our business or make strategic acquisitions. We manage our insurance operations in order to ensure that we have stable and reliable sources of cash flows to meet our obligations. In the six months ended June 30, 2026, our operations provided $1.7 million of net cash.

We anticipate meeting our short-term and long-term cash needs with cash generated by our insurance operations and from our invested assets. 89% of our investments consist of marketable fixed maturity securities classified as available-for-sale that could be readily converted to cash for liquidity needs. Additionally, we may raise capital by selling shares in our SIP (as defined below) and we may also access our Credit Facility if needed (also described below). Citizens had no debt as of June 30, 2026.

We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows, for the most part, are reinvested in new investments. The investing activities fluctuate from period to period due to timing of securities activities such as calls, maturities and reinvestment of those funds. We purchased $53.4 million of fixed maturity securities and we also used $1.5 million to purchase other long-term investments in the first six months of 2026.

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

June 30, 2026 | 10-Q 57

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

Matured Endowments. Our endowment products have contractual maturity dates and provide the policyholder with alternatives once the policy matures - they can choose to take a lump sum payout or leave the money on deposit at interest with the Company. Approximately 18% of the endowments in force will mature in the next five years, totaling approximately 5% of our in force business as of June 30, 2026. Policyholder election behavior is unknown, but if too many policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell its investments at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the market rate we are earning on our investments. We currently anticipate that our available operating cash flow and capital resources will be adequate to meet our needs for funds, and we are closely monitoring our policyholder behavior patterns, and in 2024, introduced a new product designed to allow policyholders with maturing endowments to purchase a new life insurance policy.

Surrenders. Surrender benefits, which have been high the last several years, slightly decreased during 2025 and continued to decrease the first six months of 2026. In order to mitigate the risk of early policyholder surrenders, we include provisions in our insurance policies, such as surrender charges, that help limit and discourage early withdrawals, but as many of our policies reach the age where surrender charges have expired or significantly decreased, we have experienced high levels of surrenders. We believe that surrenders have been high due to other reasons, including the loss of one of our biggest distributors in Venezuela in 2018, increasing interest rates, which may encourage policyholders to seek higher rates of return in different investment products, post-pandemic beliefs that life insurance may not be as important as it was during the pandemic, and inflationary pressures, which may cause policyholders to want the cash values of their policies due to decreased purchasing power elsewhere. To the

June 30, 2026 | 10-Q 58

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

Our domestic companies are subject to minimum capital requirements set by the NAIC in the form of risk-based capital ("RBC"). RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-Based Capital". This level of capital is then compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a Capital Maintenance Agreement between Citizens and CLOA, Citizens' wholly-owned subsidiary domiciled in Colorado, that would require Citizens to contribute capital to CLOA in order to maintain an RBC level above 350%. At June 30, 2026, our domestic insurance subsidiaries were above the required minimum RBC levels and CLOA was above 350%.

CICA International is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards but rather requires that an insurer submit a business plan for approval to the OIC that includes proposed minimum capital and surplus. CICA International is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. At June 30, 2026, CICA International exceeded the required minimum capital and related ratio.

Any capital that Citizens is required to contribute to its insurance subsidiaries would negatively impact the holding Company's capital resources and liquidity.

June 30, 2026 | 10-Q 59

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2026, we have no additional contractual obligations or off-balance sheet arrangements other than those described in Part I, Item 1, Note 8. Commitments and Contingencies in the notes to our consolidated financial statements herein and in Part II, Item 7, Contractual Obligations and Off-Balance Sheet Arrangements in our 2025 Form 10-K.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2026.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and reported to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended June 30, 2026, there were no changes in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

June 30, 2026 | 10-Q 60

CITIZENS, INC.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Part I, Item 3. Legal Proceedings of our 2025 Form 10-K includes a discussion of our legal proceedings. There have been no material developments in the three months ended June 30, 2026 from the legal proceedings described in our 2025 Form 10-K.

Item 1A. RISK FACTORS

Part I, Item 1A. Risk Factors of our 2025 Form 10-K includes a discussion of our risk factors. There have been no material changes in the three months ended June 30, 2026 from the risk factors included in our 2025 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Item 5(a)

None.

Item 5(b)

None.

Item 5(c)

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Citizens, Inc. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.” Additionally, Citizens did not adopt or terminate any Rule 10b5-1 trading arrangement during the three months ended June 30, 2026.

June 30, 2026 | 10-Q 61

CITIZENS, INC.

Item 6. EXHIBITS

Exhibit Number	The following exhibits are filed herewith:
3.1
Restated and Amended Articles of Incorporation dated March 4, 2004 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003, filed on March 15, 2004)

3.2	Amended and Restated Bylaws dated June 2, 2021 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on June 7, 2021)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q*
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set*

* Filed herewith.

June 30, 2026 | 10-Q 62

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Jon Stenberg
Jon Stenberg
President & Chief Executive Officer

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin
Chief Financial Officer, Chief Investment Officer & Treasurer

Date:	August 6, 2026

June 30, 2026 | 10-Q 63