Form 10-Q
period 2026-09-30
CITIZENS, INC.
filed 2026-11-05
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 30, 2026, the Registrant had 50,704,766 shares of Class A common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

September 30, 2026 | 10-Q 1

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets

(In thousands)	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Investments:
Fixed maturity securities, available-for-sale, at fair value (amortized cost: $1,450,476 and $1,432,454 in 2026 and 2025, respectively)	$1,216,359	1,287,861
Equity securities, at fair value	1,338	1,356
Policy loans	65,832	67,455
Other long-term investments (portion measured at fair value $80,988 and $85,157 in 2026 and 2025, respectively)	81,271	85,439
Total investments	1,364,800	1,442,111
Cash and cash equivalents (restricted portion: $1,554 in 2026 and 2025)	17,586	22,976
Accrued investment income	19,472	18,241
Receivable for securities	—	90
Reinsurance recoverable	13,765	10,874
Deferred policy acquisition costs	234,501	220,537
Cost of insurance acquired	8,540	8,995
Current federal income tax receivable	1,184	624
Property and equipment, net	9,145	9,835
Due premiums	10,325	11,299
Other assets (less allowance for losses of $1,110 and $740 in 2026 and 2025, respectively)	11,458	9,178
Total assets	$1,690,776	1,754,760

See accompanying Notes to Consolidated Financial Statements.

September 30, 2026 | 10-Q 2

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets, Continued

(In thousands, except share amounts)	September 30, 2026	December 31, 2025
	(Unaudited)
Liabilities and Stockholders' Equity:
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$1,126,381	1,188,089
Accident and health insurance	1,543	1,338
Total future policy benefit reserves	1,127,924	1,189,427
Policyholders' funds:
Annuities	188,965	175,569
Dividend accumulations	54,365	51,360
Premiums paid in advance	28,862	29,055
Policy claims payable	10,195	8,772
Other policyholders' funds	8,386	7,955
Total policyholders' funds	290,773	272,711
Total policy liabilities	1,418,697	1,462,138
Commissions payable	5,113	4,186
Deferred federal income tax liability	5,829	5,996
Other liabilities	39,633	47,455
Total liabilities	1,469,272	1,519,775
Commitments and contingencies (Notes 7 and 8)
Stockholders' Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 55,023,728 and 54,625,652 shares issued and outstanding in 2026 and 2025, respectively, including shares held in treasury of 4,327,810 in 2026 and 2025	273,740	272,294
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and no shares outstanding in 2026 and 2025, including shares held in treasury of 1,001,714 in 2026 and 2025	3,184	3,184
Retained earnings	73,074	71,653
Accumulated other comprehensive income (loss)	(104,769)	(88,421)
Treasury stock, at cost	(23,725)	(23,725)
Total stockholders' equity	221,504	234,985
Total liabilities and stockholders' equity	$1,690,776	1,754,760

See accompanying Notes to Consolidated Financial Statements.

September 30, 2026 | 10-Q 3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Revenues:
Premiums	$44,803	43,303	128,444	126,488
Net investment income	18,052	19,117	52,387	53,663
Investment related gains (losses), net	1,389	(1,255)	879	(1,741)
Other income	794	1,643	3,456	5,136
Total revenues	65,038	62,808	185,166	183,546
Benefits and Expenses:
Insurance benefits paid or provided:
Claims and surrenders	31,066	44,276	104,470	124,594
Increase (decrease) in future policy benefit reserves	9,499	(6,760)	7,988	(14,960)
Policyholder liability remeasurement (gain) loss	1,393	(459)	3,980	720
Policyholders' dividends	1,535	1,377	4,030	3,987
Total insurance benefits paid or provided	43,493	38,434	120,468	114,341
Commissions	11,787	11,655	33,963	34,339
Other general expenses	14,795	13,291	42,257	39,443
Capitalization of deferred policy acquisition costs	(10,539)	(9,974)	(29,200)	(28,543)
Amortization of deferred policy acquisition costs	5,236	4,795	15,236	14,055
Amortization of cost of insurance acquired	124	128	455	305
Total benefits and expenses	64,896	58,329	183,179	173,940
Income (loss) before federal income tax	142	4,479	1,987	9,606
Federal income tax expense (benefit)	564	2,062	566	2,353
Net income (loss)	(422)	2,417	1,421	7,253

Per Share Amounts:
Basic and diluted earnings (loss) per share of Class A common stock	(0.01)	0.04	0.03	0.14

Other Comprehensive Income (Loss):
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) arising during period	(77,503)	22,623	(89,931)	41,200
Reclassification adjustment for (gains) losses included in net income (loss)	28	(691)	406	(440)
Unrealized gains (losses) on fixed maturity securities, net	(77,475)	21,932	(89,525)	40,760
Change in current discount rate for liability for future policy benefits	63,847	(29,058)	72,589	(33,644)
Income tax expense (benefit) on other comprehensive income items	46	(1,365)	(588)	567
Other comprehensive income (loss)	(13,674)	(5,761)	(16,348)	6,549
Total comprehensive income (loss)	$(14,096)	(3,344)	(14,927)	13,802

See accompanying Notes to Consolidated Financial Statements.

September 30, 2026 | 10-Q 4

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
(In thousands)	Class A	Class B

Balance at December 31, 2025	$272,294	3,184	71,653	(88,421)	(23,725)	234,985
Comprehensive income (loss):
Net income (loss)	—	—	2,268	—	—	2,268
Other comprehensive income (loss)	—	—	—	938	—	938
Total comprehensive income (loss)	—	—	2,268	938	—	3,206
Stock-based compensation	477	—	—	—	—	477
Balance at March 31, 2026	272,771	3,184	73,921	(87,483)	(23,725)	238,668
Comprehensive income (loss):
Net income (loss)	—	—	(425)	—	—	(425)
Other comprehensive income (loss)	—	—	—	(3,612)	—	(3,612)
Total comprehensive income (loss)	—	—	(425)	(3,612)	—	(4,037)
Stock-based compensation	533	—	—	—	—	533
Balance at June 30, 2026	273,304	3,184	73,496	(91,095)	(23,725)	235,164
Comprehensive income (loss):
Net income (loss)	—	—	(422)	—	—	(422)
Other comprehensive income (loss)	—	—	—	(13,674)	—	(13,674)
Total comprehensive income (loss)	—	—	(422)	(13,674)	—	(14,096)
Stock-based compensation	436	—	—	—	—	436
Balance at September 30, 2026	$273,740	3,184	73,074	(104,769)	(23,725)	221,504

See accompanying Notes to Consolidated Financial Statements.

September 30, 2026 | 10-Q 5

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

See accompanying Notes to Consolidated Financial Statements.

September 30, 2026 | 10-Q 6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended September 30, (In thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$1,421	7,253
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Investment related (gains) losses on sale of investments and other assets, net	(879)	1,741
Net deferred policy acquisition costs	(13,964)	(14,488)
Amortization of cost of insurance acquired	455	305
Depreciation	546	535
Amortization of premiums and discounts on investments	2,596	3,459
Stock-based compensation	1,446	1,727
Deferred federal income tax expense (benefit)	421	1,215
Change in:
Accrued investment income	(1,231)	261
Reinsurance recoverable	(2,891)	(3,444)
Due premiums	974	1,784
Future policy benefit reserves	11,086	(13,118)
Other policyholders' liabilities	16,998	24,494
Federal income tax receivable	(560)	(384)
Commissions payable and other liabilities	(5,849)	(1,093)
Other, net	2,412	(1,356)
Net cash provided by operating activities	12,981	8,891
Cash flows from investing activities:
Purchases of fixed maturity securities, available-for-sale	(80,341)	(101,344)
Sales of fixed maturity securities, available-for-sale	19,482	60,143
Maturities and calls of fixed maturity securities, available-for-sale	39,950	30,354
Purchases of equity securities	—	(120)
Sales of equity securities	—	4,482
Principal payments on mortgage loan	7	6
Change in policy loans	1,623	2,499
Sales of other long-term investments	2,601	1,603
Purchases of other long-term investments	(1,864)	(8,443)
Purchases of property and equipment	(893)	(343)
Net cash used in investing activities	(19,435)	(11,163)

See accompanying Notes to Consolidated Financial Statements.

September 30, 2026 | 10-Q 7

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(Unaudited)

Nine Months Ended September 30, (In thousands)	2026	2025
Cash flows from financing activities:
Annuity deposits	$8,492	6,939
Annuity withdrawals	(7,428)	(10,535)
Other share repurchases	—	(280)
Net cash provided by (used in) financing activities	1,064	(3,876)
Net increase (decrease) in cash and cash equivalents	(5,390)	(6,148)
Cash and cash equivalents at beginning of year	22,976	29,271
Cash and cash equivalents at end of period	$17,586	23,123

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2026 and 2025, various fixed maturity issuers exchanged securities with book values of $10.3 million and $7.9 million, respectively, for securities of equal value.

The Company had $12.5 million net unsettled security trades at September 30, 2025 and none at September 30, 2026.

The Company recognized right-of-use assets of $0.2 million in exchange for new operating lease liabilities during the nine months ended September 30, 2025 and none during 2026.

See accompanying Notes to Consolidated Financial Statements.

September 30, 2026 | 10-Q 8

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) FINANCIAL STATEMENTS

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens," the "Company," "it," "we," "us" or "our"), a Colorado corporation, and its wholly-owned subsidiaries - CICA Life Insurance Company of America ("CLOA"), Security Plan Life Insurance Company ("SPLIC"), Magnolia Guaranty Life Insurance Company ("MGLIC"), Computing Technology, Inc. ("CTI"), and Nexo Global Services LLC, a Puerto Rico holding company ("Nexo") and its wholly-owned subsidiaries, CICA Life A.I., a Puerto Rico company ("CICA International") and Nexo Enrollment Services LLC, a Puerto Rico service company ("NES"). All significant inter-company accounts and transactions have been eliminated.

The consolidated balance sheet as of September 30, 2026, the consolidated statements of operations and comprehensive income (loss) and stockholders' equity for the three and nine months ended September 30, 2026 and September 30, 2025 and the consolidated statements of cash flows for the nine months ended September 30, 2026 and September 30, 2025 have been prepared by the Company without audit and are not subject to audit. In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, and changes in cash flows at September 30, 2026 and for comparative periods. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K").  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Domestic Insurance. Our Domestic Insurance segment operates through our subsidiaries CLOA and MGLIC and until September 30, 2026, SPLIC. On October 1, 2026, SPLIC merged into its parent, CLOA. CLOA issues whole life, final expense and life products with living benefits throughout the U.S. while SPLIC (now branded under CLOA as "Security Plan") focuses on the life insurance needs of the lower-income markets, primarily in Louisiana, Mississippi and Arkansas. MGLIC sold and now continues to service low face amount whole life policies through funeral homes in Mississippi. Our products in this segment consist primarily of small face amounts of whole life, industrial life and pre-need policies, which are designed to fund final expenses for the insured, primarily relating to funeral and burial costs. SPLIC also issued critical illness policies through September 30, 2026.

CTI provides data processing systems and services to the Company.

September 30, 2026 | 10-Q 9

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

SIGNIFICANT ACCOUNTING POLICIES

For a description of all significant accounting policies, see Note 1 - Summary of Significant Accounting Policies in our 2025 Form 10-K, which should be read in conjunction with these accompanying consolidated financial statements.

(2) ACCOUNTING PRONOUNCEMENTS

ACCOUNTING STANDARDS NOT YET ADOPTED

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to enhance expense disclosures by requiring additional disaggregation of certain costs and expenses, on an interim and annual basis, within the footnotes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. The Company has evaluated the impact of this new guidance and determined that it will not have a material impact on the consolidated financial statements and notes thereto.

No other new accounting pronouncements issued or effective during the year had, or are expected to have, a material impact on our consolidated financial statements.

(3) INVESTMENTS

The Company invests primarily in fixed maturity securities as shown below.

Carrying Value (In thousands, except for %)	September 30, 2026		December 31, 2025
	Amount	%	Amount	%

Cash and invested assets:
Fixed maturity securities	$1,216,359	87.9%	1,287,861	87.9%
Equity securities	1,338	0.1	1,356	0.1
Policy loans	65,832	4.8	67,455	4.6
Other long-term investments	81,271	5.9	85,439	5.8
Cash and cash equivalents	17,586	1.3	22,976	1.6
Total cash and invested assets	$1,382,386	100.0%	1,465,087	100.0%

September 30, 2026 | 10-Q 10

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables represent the amortized cost, gross unrealized gains and losses and fair value of fixed maturity securities as of the dates indicated.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
(In thousands)

Fixed maturity securities:
U.S. Treasuries	$5,655	4	173	5,486
U.S. Government-sponsored enterprises	1,257	17	—	1,274
States and political subdivisions	283,265	214	41,682	241,797
Corporate:
Financial	325,051	363	44,255	281,159
Consumer	254,287	103	55,143	199,247
Utilities	143,696	22	28,886	114,832
Energy	81,866	—	11,812	70,054
Communications	74,330	107	13,820	60,617
All other	133,486	122	23,884	109,724
Commercial mortgage-backed	10,265	—	307	9,958
Residential mortgage-backed	105,619	1	14,331	91,289
Asset-backed	31,699	421	1,198	30,922
Total fixed maturity securities	$1,450,476	1,374	235,491	1,216,359

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
(In thousands)

Fixed maturity securities:
U.S. Treasuries	$5,692	61	99	5,654
U.S. Government-sponsored enterprises	1,268	86	—	1,354
States and political subdivisions	294,347	1,881	27,436	268,792
Corporate:
Financial	323,056	4,137	26,847	300,346
Consumer	244,480	797	39,093	206,184
Utilities	136,005	829	20,048	116,786
Energy	82,205	473	7,622	75,056
Communications	69,719	256	8,454	61,521
All other	122,240	764	16,027	106,977
Commercial mortgage-backed	8,872	24	2	8,894
Residential mortgage-backed	111,243	28	8,183	103,088
Asset-backed	33,327	412	530	33,209
Total fixed maturity securities	$1,432,454	9,748	154,341	1,287,861

September 30, 2026 | 10-Q 11

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's investments in equity securities are shown below.

Fair Value (In thousands)	September 30, 2026	December 31, 2025

Equity securities:
Bond mutual funds	$193	219
Common stocks	1,139	1,130
Non-redeemable preferred stock	6	7
Total equity securities	$1,338	1,356

VALUATION OF INVESTMENTS

The Company classifies all fixed maturity securities as available-for-sale ("AFS"), which are reported in the consolidated financial statements at fair value with the change in fair value recorded through other comprehensive income (loss). Equity securities are also measured at fair value in the consolidated financial statements with the change in fair value recorded through net income (loss). The Company recognized net investment related gains of $0.1 million and losses of $18 thousand for the three and nine months ended September 30, 2026, respectively, and gains of $0.3 million for both periods in 2025, on equity securities held.

The Company considers several factors in its review and evaluation of individual investments, using the process described in Note 2 - Investments in our 2025 Form 10-K to determine whether a credit valuation loss exists. For the three and nine months ended September 30, 2026 and 2025, the Company recorded no credit valuation losses on fixed maturity securities.

For fixed maturity security investments that have unrealized losses as of September 30, 2026 and December 31, 2025, the gross unrealized losses and related fair values that have been in a continuous unrealized loss position by timeframe are as follows:

September 30, 2026	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
U.S. Treasuries	$703	9	2	822	164	7	1,525	173	9
States and political subdivisions	88,678	4,588	118	123,518	37,094	170	212,196	41,682	288
Corporate:
Financial	115,502	5,282	175	128,184	38,973	174	243,686	44,255	349
Consumer	46,534	3,370	107	149,412	51,773	214	195,946	55,143	321
Utilities	38,196	2,579	70	74,827	26,307	152	113,023	28,886	222
Energy	32,226	1,708	57	37,828	10,104	53	70,054	11,812	110
Communications	18,071	1,704	30	37,816	12,116	49	55,887	13,820	79
All Other	45,625	2,670	66	62,031	21,214	88	107,656	23,884	154
Commercial mortgage-backed	9,889	302	5	69	5	1	9,958	307	6
Residential mortgage-backed	8,879	373	27	82,354	13,958	72	91,233	14,331	99
Asset-backed	10,901	253	24	11,975	945	14	22,876	1,198	38
Total fixed maturity securities	$415,204	22,838	681	708,836	212,653	994	1,124,040	235,491	1,675

September 30, 2026 | 10-Q 12

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2025	Less than 12 months			Greater than 12 months			Total
(In thousands, except for # of securities)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Fixed maturity securities:
U.S. Treasuries	$—	—	—	883	99	7	883	99	7
States and political subdivisions	21,991	147	28	145,859	27,289	180	167,850	27,436	208
Corporate:
Financial	13,485	196	23	148,244	26,651	182	161,729	26,847	205
Consumer	19,282	361	25	165,229	38,732	225	184,511	39,093	250
Utilities	12,109	170	35	82,012	19,878	152	94,121	20,048	187
Energy	11,650	214	24	44,795	7,408	55	56,445	7,622	79
Communications	10,682	126	14	39,964	8,328	50	50,646	8,454	64
All Other	4,289	38	13	72,186	15,989	93	76,475	16,027	106
Commercial mortgage-backed	—	—	—	79	2	1	79	2	1
Residential mortgage-backed	17	—	4	93,197	8,183	77	93,214	8,183	81
Asset-backed	1,569	66	2	11,569	464	13	13,138	530	15
Total fixed maturity securities	$95,074	1,318	168	804,017	153,023	1,035	899,091	154,341	1,203

In each category of our fixed maturity securities described above, we do not intend to sell our investments, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost bases. As of September 30, 2026 and December 31, 2025, 98.7% of the fair value of our fixed maturity securities portfolio were rated investment grade. We continuously monitor all fixed maturity securities in unrealized loss positions to determine whether an allowance for credit losses would be required.

The unrealized losses on fixed maturity securities are due to noncredit-related factors, including changes in credit spreads and rising interest rates since purchase, which have little bearing on the recoverability of our investments, hence they are not recognized as credit losses. The fair value is expected to recover as the securities approach maturity or if market yields for such investments decline.

The amortized cost and fair value of fixed maturity securities at September 30, 2026 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

September 30, 2026	Amortized Cost	Fair Value
(In thousands)
Fixed maturity securities:
Due in one year or less	$12,874	12,867
Due after one year through five years	115,660	113,131
Due after five years through ten years	320,723	304,120
Due after ten years through twenty years	547,476	444,758
Due after twenty years	453,743	341,483
Total fixed maturity securities	$1,450,476	1,216,359

The Company uses the specific identification method of each individual security to determine the cost basis used in the calculation of realized gains and losses related to fixed maturity security sales.  The proceeds from sales and

September 30, 2026 | 10-Q 13

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the gross realized gains and losses on fixed maturity securities, available-for-sale for the three and nine months ended September 30, 2026 and 2025 are shown in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Fixed maturity securities, available-for-sale:
Proceeds	$2,914	45,574	19,393	60,143
Gross realized gains	$64	868	223	960
Gross realized losses	$3	75	424	517

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
•Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in inactive markets; and model-derived valuations with observable inputs or significant value drivers. Valuations are determined through independent pricing services or broker quotes, utilizing industry-standard models that incorporate observable inputs - including interest rates, credit spreads, and foreign exchange rates. All key inputs are either directly observable or supported by market-executed transactions.
•Level 3 - Instruments whose significant value drivers are unobservable are estimated using non-binding broker prices utilizing significant inputs not based on or corroborated by readily available market information.

September 30, 2026 | 10-Q 14

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables set forth our assets measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

September 30, 2026	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial assets:
Fixed maturity securities:
U.S. Treasuries and U.S. Government-sponsored enterprises	$5,486	1,274	—	6,760
States and political subdivisions	—	241,797	—	241,797
Corporate	38	835,595	—	835,633
Commercial mortgage-backed	—	9,958	—	9,958
Residential mortgage-backed	—	91,289	—	91,289
Asset-backed	—	30,922	—	30,922
Total fixed maturity securities	5,524	1,210,835	—	1,216,359

Equity securities:
Bond mutual funds	193	—	—	193
Common stocks	1,139	—	—	1,139
Non-redeemable preferred stock	6	—	—	6
Total equity securities	1,338	—	—	1,338
Total financial assets (1)	$6,862	1,210,835	—	1,217,697

December 31, 2025	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Financial assets:
Fixed maturity securities:
U.S. Treasuries and U.S. Government-sponsored enterprises	$5,654	1,354	—	7,008
States and political subdivisions	—	268,792	—	268,792
Corporate	42	866,828	—	866,870
Commercial mortgage-backed	—	8,894	—	8,894
Residential mortgage-backed	—	103,088	—	103,088
Asset-backed	—	33,209	—	33,209
Total fixed maturity securities	5,696	1,282,165	—	1,287,861

Equity securities:
Bond mutual funds	219	—	—	219
Common stocks	1,130	—	—	1,130
Non-redeemable preferred stock	7	—	—	7
Total equity securities	1,356	—	—	1,356
Total financial assets (1)	$7,052	1,282,165	—	1,289,217
(1) Total investments included in the fair value hierarchy exclude certain other long-term investments that are measured at estimated fair value using the NAV per share (or its equivalent) practical expedient. The estimated fair value of such investments was $81.0 million and $85.2 million as of September 30, 2026, and December 31, 2025, respectively.

September 30, 2026 | 10-Q 15

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
FINANCIAL INSTRUMENTS VALUATION

FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Fixed maturity securities, available-for-sale.  At September 30, 2026, fixed maturity securities classified as Level 2 and valued using a third-party pricing source totaled $1,210.8 million and comprised 93.2% of total reported fair value of our total financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information annually relative to the third-party pricing models and review model parameters for reasonableness.  There were no Level 3 fixed maturity securities as of September 30, 2026.  For the three and nine months ended September 30, 2026, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Equity securities.  Our equity securities are classified as Level 1 as their fair values are based upon quoted market prices.

Structured note. At September 30, 2026, the Company held an investment in a structured note, which includes components classified as fixed maturity securities and other long-term investments on the consolidated balance sheets. The partner interest is measured at its NAV of $2.9 million as a practical expedient, which approximates fair value. The Company recognized investment related losses of $5 thousand and $0.4 million for the three and nine months ended September 30, 2026, respectively, related to changes in fair value on this investment. The partner interest is included in other long-term investments on the consolidated balance sheets. As of September 30, 2026, we are committed to funding this structured note investment up to $3.3 million over the next nine years.

Limited partnerships. The Company considers the NAV to represent the value of the investment fund and is measured by the total value of assets minus the total value of liabilities. The following table includes information related to our investments in limited partnerships that calculate NAV per share. For these investments, which are measured at fair value on a recurring basis, we use the NAV per share to measure fair value. The Company recognized net investment related gains of $2.1 million and $1.4 million and losses of $3.7 million and $2.3 million on limited partnerships held for the three and nine months ended September 30, 2026 and 2025, respectively, related to changes in fair value. These investments are included in other long-term investments on the consolidated balance sheets.

		September 30, 2026			December 31, 2025
(In thousands, except for years)		Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)	Fair Value Using NAV Per Share	Unfunded Commit- ments	Range (In years)
	Description
Limited partnerships:
Middle market	Investments in privately-originated, performing senior secured debt primarily in North America-based companies	$24,764	—	2	$30,956	—	2
Late-stage growth	Investments in private late-stage, established companies seeking capital to accelerate growth prior to an IPO or sale	38,690	1,315	2 to 4	36,623	2,232	2 to 4
Infrastructure	Investments in environmental infrastructure and related technology, focusing on renewable power generation and distribution	14,625	2,150	7	15,013	4,052	8
Total limited partnerships		$78,079	3,465		$82,592	6,284

The majority of our limited partnership investments are not redeemable because distributions from the funds will be received when the underlying investments of the funds are liquidated. The life spans indicated above may be shortened or extended at the fund manager's discretion, typically in one or two-year increments.

September 30, 2026 | 10-Q 16

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

The carrying value and fair value for the financial assets and liabilities on the consolidated financial statements not otherwise disclosed for the periods indicated were as follows:

	September 30, 2026		December 31, 2025
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Policy loans	$65,832	65,832	67,455	67,455
Residential mortgage loan	18	17	24	24
Cash and cash equivalents	17,586	17,586	22,976	22,976
Financial liabilities:
Annuity - investment contracts	72,356	61,735	68,975	64,066

Policy loans. Policy loans had a weighted average annual interest rate of 7.7% at both September 30, 2026 and December 31, 2025 and no specified maturity dates. Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable. Therefore, the carrying value of policy loans approximates the fair value reflected on the consolidated balance sheets and is considered a Level 3 asset in the fair value hierarchy.

Residential mortgage loan. The mortgage loan is secured by a residential property. The interest rate for this loan was 7.0% at both September 30, 2026 and December 31, 2025. At September 30, 2026, the remaining loan matures in two years.  Management estimated the fair value using an annual interest rate of 6.25% at both September 30, 2026 and December 31, 2025. Our mortgage loan is considered a Level 3 asset in the fair value hierarchy and is included in other long-term investments on the consolidated balance sheets.

Cash and cash equivalents. Cash and cash equivalents are reported at carrying value, which approximates fair value due to their short-term nature, and are classified as Level 1 assets in the fair value hierarchy.

Annuity liabilities. The fair value of the Company's liabilities under annuity contracts, which are considered Level 3 liabilities, was estimated at September 30, 2026 and December 31, 2025 using discounted cash flows based upon spot rates adjusted for various risk adjustments ranging from 4.27% to 5.62% and 3.31% to 4.98%, respectively. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

September 30, 2026 | 10-Q 17

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other long-term investments. Financial instruments included in other long-term investments are classified in various levels of the fair value hierarchy. The following table summarizes the carrying values of these investments.

Carrying Value (In thousands)	September 30, 2026	December 31, 2025
Other long-term investments:
Limited partnerships	$78,079	82,592
Structured note	2,909	2,565
FHLB common stock	228	222
All other investments	55	60
Total other long-term investments	$81,271	85,439

We are a member of the Federal Home Loan Bank ("FHLB") of Dallas, and such membership requires members to own stock in the FHLB. Our FHLB stock is carried at amortized cost, which approximates fair value.

(5) DEFERRED POLICY ACQUISITION COSTS AND COST OF INSURANCE ACQUIRED

DAC

The following tables roll forward the deferred policy acquisition costs ("DAC") and cost of insurance acquired ("COIA") balances for the nine months ended September 30, 2026 and 2025 by reporting cohort. Our reporting cohorts are Permanent, which summarizes insurance policies with premiums payable over the lifetime of the policy, and Permanent Limited Pay, which summarizes insurance policies with premiums payable for a limited time after which the policy is fully paid up. Both reporting cohorts include whole life and endowment policies.

Nine Months Ended September 30, 2026 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
International Insurance:
Balance, beginning of year	$113,915	18,585	538	133,038
Capitalizations	11,571	1,511	147	13,229
Amortization expense	(9,616)	(956)	(149)	(10,721)
Balance, end of period	115,870	19,140	536	135,546

Domestic Insurance:
Balance, beginning of year	74,622	11,683	1,194	87,499
Capitalizations	15,156	663	152	15,971
Amortization expense	(4,051)	(335)	(129)	(4,515)
Balance, end of period	85,727	12,011	1,217	98,955

Consolidated:
Balance, beginning of year	188,537	30,268	1,732	220,537
Capitalizations	26,727	2,174	299	29,200
Amortization expense	(13,667)	(1,291)	(278)	(15,236)
Balance, end of period	$201,597	31,151	1,753	234,501

September 30, 2026 | 10-Q 18

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine Months Ended September 30, 2025 (In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
International Insurance:
Balance, beginning of year	$108,742	16,370	572	125,684
Capitalizations	12,636	2,207	205	15,048
Amortization expense	(9,389)	(851)	(247)	(10,487)
Balance, end of period	111,989	17,726	530	130,245

Domestic Insurance:
Balance, beginning of year	61,639	11,169	1,143	73,951
Capitalizations	12,688	650	157	13,495
Amortization expense	(3,140)	(321)	(107)	(3,568)
Balance, end of period	71,187	11,498	1,193	83,878

Consolidated:
Balance, beginning of year	170,381	27,539	1,715	199,635
Capitalizations	25,324	2,857	362	28,543
Amortization expense	(12,529)	(1,172)	(354)	(14,055)
Balance, end of period	$183,176	29,224	1,723	214,123

COIA

The Domestic Insurance segment is the only segment that recognizes COIA; therefore, the balances for the nine months ended September 30, 2026 and 2025 on a consolidated basis by reporting cohort are shown below.

(In thousands)	Permanent	Permanent Limited Pay	Other Business	Total
Nine Months Ended September 30, 2026
Balance, beginning of year	$7,036	764	1,195	8,995
Amortization expense	(277)	(29)	(149)	(455)
Balance, end of period	$6,759	735	1,046	8,540

Nine Months Ended September 30, 2025
Balance, beginning of year	$7,424	809	1,213	9,446
Amortization expense	(294)	(35)	24	(305)
Balance, end of period	$7,130	774	1,237	9,141

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

September 30, 2026 | 10-Q 19

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2026 (In thousands)	International Insurance			Domestic Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums:
Balance, beginning of year	$241,394	20,592	261,986	189,845	13,052	202,897
Beginning balance at original discount rate	$242,912	20,405	263,317	192,071	13,446	205,517
Effect of changes in cash flow assumptions	163	1,097	1,260	(18,209)	6	(18,203)
Effect of actual variances from expected experience	5,749	468	6,217	(30,619)	(2,264)	(32,883)
Adjusted beginning of year balance	248,824	21,970	270,794	143,243	11,188	154,431
Issuances	20,618	2,571	23,189	84,479	1,390	85,869
Interest accrual	7,432	609	8,041	6,456	362	6,818
Net premiums collected	(34,111)	(4,779)	(38,890)	(21,888)	151	(21,737)
Derecognition and other	183	146	329	(4,430)	(8)	(4,438)
Ending balance at original discount rate	242,946	20,517	263,463	207,860	13,083	220,943
Effect of changes in discount rates	(11,463)	(304)	(11,767)	(12,391)	(994)	(13,385)
Balance, end of period	$231,483	20,213	251,696	195,469	12,089	207,558

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$910,575	166,327	1,076,902	324,382	139,220	463,602
Beginning balance at original discount rate	$932,243	174,075	1,106,318	339,821	152,775	492,596
Effect of changes in cash flow assumptions	850	2,237	3,087	(18,760)	1	(18,759)
Effect of actual variances from expected experience	8,936	2,108	11,044	(30,713)	(1,322)	(32,035)
Adjusted beginning of year balance	942,029	178,420	1,120,449	290,348	151,454	441,802
Issuances	21,093	2,709	23,802	84,445	1,390	85,835
Interest accrual	30,363	5,207	35,570	11,732	5,364	17,096
Benefit payments	(63,788)	(11,530)	(75,318)	(17,981)	(5,571)	(23,552)
Derecognition and other	(372)	122	(250)	(4,527)	39	(4,488)
Ending balance at original discount rate	929,325	174,928	1,104,253	364,017	152,676	516,693
Effect of changes in discount rates	(73,777)	(17,105)	(90,882)	(38,437)	(24,310)	(62,747)
Balance, end of period	$855,548	157,823	1,013,371	325,580	128,366	453,946

Net liability for future policy benefits	$624,065	137,610	761,675	130,111	116,277	246,388
Plus: Flooring impact	2	—	2	—	—	—
Less: Reinsurance recoverable	—	—	—	7,456	—	7,456
Net liability for future policy benefits, after reinsurance recoverable	$624,067	137,610	761,677	122,655	116,277	238,932

September 30, 2026 | 10-Q 20

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2025 (In thousands)	International Insurance			Domestic Insurance
	Permanent	Permanent Limited Pay	Total	Permanent	Permanent Limited Pay	Total
Present Value of Expected Net Premiums:
Balance, beginning of year	$237,944	15,592	253,536	156,432	13,248	169,680
Beginning balance at original discount rate	$247,279	15,807	263,086	164,666	14,105	178,771
Effect of changes in cash flow assumptions	(3,947)	4,277	330	(1,137)	(240)	(1,377)
Effect of actual variances from expected experience	2,223	1,053	3,276	(32,352)	(2,754)	(35,106)
Adjusted beginning of year balance	245,555	21,137	266,692	131,177	11,111	142,288
Issuances	22,119	2,971	25,090	74,062	1,626	75,688
Interest accrual	7,361	519	7,880	5,727	366	6,093
Net premiums collected	(33,425)	(4,335)	(37,760)	(17,621)	635	(16,986)
Derecognition and other	157	253	410	(6,558)	29	(6,529)
Ending balance at original discount rate	241,767	20,545	262,312	186,787	13,767	200,554
Effect of changes in discount rates	(1,829)	128	(1,701)	(1,938)	(374)	(2,312)
Balance, end of period	$239,938	20,673	260,611	184,849	13,393	198,242

Present Value of Expected Future Policy Benefits:
Balance, beginning of year	$914,153	159,244	1,073,397	281,212	139,461	420,673
Beginning balance at original discount rate	$965,548	170,911	1,136,459	304,500	153,902	458,402
Effect of changes in cash flow assumptions	(3,161)	7,277	4,116	(4,514)	(1,591)	(6,105)
Effect of actual variances from expected experience	3,603	2,577	6,180	(32,478)	(1,126)	(33,604)
Adjusted beginning of year balance	965,990	180,765	1,146,755	267,508	151,185	418,693
Issuances	22,565	3,215	25,780	74,028	1,619	75,647
Interest accrual	31,225	5,128	36,353	10,757	5,371	16,128
Benefit payments	(84,191)	(15,101)	(99,292)	(14,152)	(5,394)	(19,546)
Derecognition and other	(378)	10	(368)	(6,591)	28	(6,563)
Ending balance at original discount rate	935,211	174,017	1,109,228	331,550	152,809	484,359
Effect of changes in discount rates	(20,029)	(7,439)	(27,468)	(12,856)	(11,504)	(24,360)
Balance, end of period	$915,182	166,578	1,081,760	318,694	141,305	459,999

Net liability for future policy benefits	$675,244	145,905	821,149	133,845	127,912	261,757
Plus: Flooring impact	(2)	—	(2)	—	—	—
Less: Reinsurance recoverable	—	—	—	5,786	—	5,786
Net liability for future policy benefits, after reinsurance recoverable	$675,242	145,905	821,147	128,059	127,912	255,971

September 30, 2026 | 10-Q 21

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles the net liability for future policy benefits shown above to the liability for future policy benefits reported in the consolidated balance sheets for the periods indicated below.

	September 30, 2026			September 30, 2025
(In thousands)	International Insurance	Domestic Insurance	Consolidated	International Insurance	Domestic Insurance	Consolidated
Life Insurance:
Permanent	$624,067	122,655	746,722	675,242	128,059	803,301
Permanent limited pay	137,610	116,277	253,887	145,905	127,912	273,817
Deferred profit liability	28,030	40,198	68,228	25,591	38,484	64,075
Other	32,277	25,267	57,544	28,566	22,631	51,197
Total life insurance	821,984	304,397	1,126,381	875,304	317,086	1,192,390
Accident & Health Insurance:
Other	803	740	1,543	612	629	1,241
Total future policy benefit reserves	$822,787	305,137	1,127,924	875,916	317,715	1,193,631

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefit payments for long-term duration contracts.

	September 30, 2026		September 30, 2025
(In thousands)	International Insurance	Domestic Insurance	International Insurance	Domestic Insurance
Undiscounted:
Permanent:
Expected future gross premiums	$575,922	785,616	571,533	710,726
Expected future benefit payments	1,413,272	799,219	1,408,194	737,765
Permanent Limited Pay:
Expected future gross premiums	47,792	72,594	49,825	76,199
Expected future benefit payments	266,144	397,597	261,409	399,661

Discounted:
Permanent:
Expected future gross premiums	$429,670	469,586	448,912	443,908
Expected future benefit payments	855,548	325,580	915,182	318,694
Permanent Limited Pay:
Expected future gross premiums	41,924	44,411	44,973	49,648
Expected future benefit payments	157,823	128,366	166,578	141,305

September 30, 2026 | 10-Q 22

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the amount of revenue and interest related to long-term duration contracts recognized in the consolidated statement of operations and comprehensive income (loss).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(In thousands)	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
International Insurance:
Life Insurance:
Permanent	$23,895	7,615	23,329	7,821	67,809	22,931	67,054	23,864
Permanent Limited Pay	3,834	1,836	4,092	1,811	12,843	5,432	12,444	5,338
Other	1,801	—	1,631	—	3,020	—	4,563	—
Less:
Reinsurance	568	—	461	—	1,468	—	1,360	—
Total, net of reinsurance	28,962	9,451	28,591	9,632	82,204	28,363	82,701	29,202
Accident & Health Insurance:
Other	139	—	169	—	464	—	545	—
Total	$29,101	9,451	28,760	9,632	82,668	28,363	83,246	29,202

Domestic Insurance:
Life Insurance:
Permanent	$18,368	1,785	14,588	1,699	51,241	5,276	41,994	5,030
Permanent Limited Pay	1,917	2,143	1,973	2,105	5,873	6,410	6,136	6,329
Other	(163)	—	546	—	62	—	1,819	—
Less:
Reinsurance	4,674	—	2,826	—	12,169	—	7,492	—
Total, net of reinsurance	15,448	3,928	14,281	3,804	45,007	11,686	42,457	11,359
Accident & Health Insurance:
Other	255	—	263	—	771	—	787	—
Less:
Reinsurance	1	—	1	—	2	—	2	—
Total, net of reinsurance	254	—	262	—	769	—	785	—
Total	$15,702	3,928	14,543	3,804	45,776	11,686	43,242	11,359

The following table provides the weighted-average durations of the liability for future policy benefits.

	September 30, 2026		September 30, 2025
(In years)	International Insurance	Domestic Insurance	International Insurance	Domestic Insurance
Permanent:
Duration at original discount rate	7.8	16.5	7.8	16.3
Duration at current discount rate	7.7	15.6	7.8	15.3
Permanent Limited Pay:
Duration at original discount rate	7.6	13.6	6.4	16.0
Duration at current discount rate	7.2	12.3	6.1	15.0

September 30, 2026 | 10-Q 23

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the weighted-average interest rates for the liability for future policy benefits.

	September 30, 2026		September 30, 2025
	International Insurance	Domestic Insurance	International Insurance	Domestic Insurance
Permanent:
Interest rate at original discount rate	4.81%	5.01%	4.64%	5.03%
Interest rate at current discount rate	5.88%	6.21%	4.60%	5.55%
Permanent Limited Pay:
Interest rate at original discount rate	4.24%	4.85%	3.53%	5.63%
Interest rate at current discount rate	5.89%	6.17%	4.03%	6.16%

LIABILITY FOR POLICYHOLDERS’ ACCOUNT BALANCES

The following table presents the policyholders' account balances by range of guaranteed minimum crediting rates and the related range of the difference, in basis points, between rates being credited and the respective guaranteed minimums.

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
September 30, 2026 (In thousands)
Range of Guaranteed Minimum Crediting Rates:
0.00% - 1.49%	$925	—	—	31,121	32,046
1.50% - 2.99%	3,751	165	6	43,528	47,450
3.00% - 4.49%	130,141	388	26,427	—	156,956
Greater or equal to 4.50%	31,065	—	—	—	31,065
Total	$165,882	553	26,433	74,649	267,517

	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
September 30, 2025 (In thousands)
Range of Guaranteed Minimum Crediting Rates:
0.00% - 1.49%	$870	—	—	33,360	34,230
1.50% - 2.99%	3,916	179	6	35,308	39,409
3.00% - 4.49%	113,376	385	26,965	—	140,726
Greater or equal to 4.50%	31,254	—	—	—	31,254
Total	$149,416	564	26,971	68,668	245,619

September 30, 2026 | 10-Q 24

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize balances of and changes in policyholders' account balances.

September 30, 2026 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$85,782	88,297	51,360	27,317
Issuances	19,980	3,982	539	2,173
Premiums received	244	4,074	4,379	802
Interest credited	2,585	2,300	1,587	583
Less:
Surrenders and withdrawals	—	6,855	3,500	5,189
Benefit payments	12,923	—	—	—
Balance, end of period	$95,668	91,798	54,365	25,686
Weighted-average crediting rates	4.14%	3.97%	3.98%	3.37%
Cash surrender value	$95,668	91,798	54,365	25,686

September 30, 2025 (In thousands, except for %)	Supplemental Contracts Without Life Contingencies	Fixed Annuity	Dividend Accumulations	Premiums Paid in Advance
Balance, beginning of year	$60,414	88,080	47,768	29,897
Issuances	26,548	3,312	590	3,581
Premiums received	186	3,475	4,300	580
Interest credited	2,060	2,251	1,473	625
Other	3	—	—	—
Less:
Surrenders and withdrawals	—	10,149	3,986	6,125
Benefit payments	9,264	—	—	—
Balance, end of period	$79,947	86,969	50,145	28,558
Weighted-average crediting rates	4.09%	3.97%	3.87%	3.23%
Cash surrender value	$79,947	86,969	50,145	28,558

September 30, 2026 | 10-Q 25

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles policyholders' account balances shown above to the policyholders' account balance liability in the consolidated balance sheets for the periods indicated below.

(In thousands)	September 30, 2026	September 30, 2025
Annuities:
Supplemental contracts without life contingencies	$95,668	79,947
Fixed annuity	91,798	86,969
Unearned revenue reserve	1,499	1,480
Total annuities	$188,965	168,396

Premiums paid in advance:
Premiums paid in advance	$25,686	28,558
Other	3,176	2,070
Total premiums paid in advance	$28,862	30,628

(7) REINSURANCE

In the normal course of business, the Company reinsures portions of certain policies that we underwrite to mitigate exposure to potential losses and/or to provide additional capacity for growth. Prior to April 1, 2025, CICA International retained up to $100,000 on any one individual life insurance policy and reinsured the death benefit amount. For new policies beginning on such date, we generally retain amounts up to $250,000 and reinsure amounts above that. We also reinsure 100% of our accidental death benefit rider coverage. In CLOA, we have a coinsurance agreement with RGA Reinsurance Company ("RGA"). Under this agreement, CLOA has elected RGA to reinsure 50% of its final expense business. The Company remains contingently liable in the event that any of the reinsurers are unable to meet their obligations under any reinsurance agreement.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  We obtain reinsurance from multiple reinsurers and monitor our reinsurance concentration as well as the financial strength ratings of our reinsurers. Their ratings by A.M. Best Company range from A- (Excellent) to A+ (Superior).

A summary of life insurance in force, along with assumed and ceded reinsurance activity, is summarized below as of the periods indicated.

(In thousands)	September 30, 2026	December 31, 2025
Life insurance in force:
Direct life insurance in force	$5,598,826	5,431,721
Aggregate assumed life insurance in force	3,083	3,193
Aggregate ceded life insurance in force	(967,435)	(910,226)
Net life insurance in force	$4,634,474	4,524,688

September 30, 2026 | 10-Q 26

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's reinsurance recoverable on ceded reinsurance was $13.8 million and $10.9 million as of September 30, 2026 and December 31, 2025, respectively.  Premiums, claims and surrenders assumed and ceded, and expenses ceded for all lines of business are summarized for the periods indicated below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Premiums from short-duration contracts:
Direct	$394	432	1,235	1,332
Ceded	(1)	(1)	(2)	(2)
Net premiums earned	393	431	1,233	1,330
Premiums from long-duration contracts:
Direct	49,652	46,162	140,848	134,013
Assumed	11	13	38	38
Ceded	(5,253)	(3,303)	(13,675)	(8,893)
Net premiums earned	44,410	42,872	127,211	125,158
Total premiums earned	$44,803	43,303	128,444	126,488
Claims and surrenders assumed	$22	22	61	73
Claims and surrenders ceded	$(507)	(571)	(2,764)	(1,523)
Commissions assumed and ceded	$(3,794)	(2,887)	(10,022)	(9,293)
Other general expenses ceded	$(1,069)	(699)	(2,777)	(1,982)

(8) COMMITMENTS AND CONTINGENCIES

LITIGATION AND REGULATORY ACTIONS

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

As previously disclosed, the jury found that Citizens should pay Alexis Delgado and Carlos Nalsen Landa, former independent consultants, approximately $1.3 million for “money had and received”, an equitable theory that claimed that the Citizens Companies would be unjustly enriched if they didn’t pay past and future commissions to Delgado and Landa. Additionally, the trial court awarded defendants Michael P. Buchweitz and Randall Riley approximately $3.5 million of their legal fees incurred during the trade secret lawsuit. On August 16, 2024, the judge signed a Final Judgment reflecting the jury decision and the court award of the legal fees. We continue to believe that Delgado and Landa are not entitled to the awarded commissions and that Riley and Buchweitz are not entitled to the awarded legal fees.

On September 17, 2024, we filed an appeal bond with the trial court in order to stay any execution of the judgment against us.

We appealed the judgment to the Court of Appeals, Third District of Texas. Consistent with the parties’ positions that oral argument was not necessary, the Court of Appeals has set the appeal for submission on the briefs on November 23, 2026.

September 30, 2026 | 10-Q 27

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
From time to time, we are subject to legal and regulatory actions relating to our business. We may incur defense costs, including attorneys' fees, and other direct litigation costs associated with defending claims. If we suffer an adverse judgment as a result of litigation claims, it could have a material adverse effect on our business, results of operations and financial condition. Item 3, Legal Proceedings and Note 8 - Commitments and Contingencies of our 2025 Form 10-K includes a discussion of our legal proceedings.

CONTRACTUAL OBLIGATIONS

As of September 30, 2026, we committed to funding investments up to $6.8 million related to limited partnership and structured note investments previously described.

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

Obligations under the Credit Facility are secured by substantially all of the assets of the Company other than the equity interests in its subsidiaries, real estate owned by the Company, and other limited exceptions. The Credit Facility contains customary events of default and financial, affirmative and negative covenants including, but not limited to, restrictions on indebtedness, liens, investments, asset dispositions and restricted payments. As of September 30, 2026, the Company had not borrowed any funds against the Credit Facility and was in compliance with the covenants.

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

A summary of the change in the number of shares of Class A common stock and treasury stock issued is as follows:

	2026		2025
Nine Months Ended September 30, (In thousands)	Common Stock Class A	Treasury Stock	Common Stock Class A	Treasury Stock
Balance at beginning of year	54,626	5,330	54,235	5,330
Stock issued for compensation	398	—	381	—
Balance at end of period	55,024	5,330	54,616	5,330

September 30, 2026 | 10-Q 28

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of Class A common stock.

Three Months Ended September 30, (In thousands, except per share amounts)	2026	2025
Basic and diluted earnings per share:
Net income (loss)	$(422)	2,417

Weighted average shares of Class A outstanding - basic	50,669	50,265
Weighted average shares of Class A outstanding - diluted(1)	51,632	51,570

Basic and diluted earnings (loss) per share of Class A common stock	$(0.01)	0.04
(1) Because the Company reported a net loss for the three months ended September 30, 2026, the effect of all potentially dilutive securities was excluded from the calculation of diluted earnings per share as it would be anti-dilutive

Nine Months Ended September 30, (In thousands, except per share amounts)	2026	2025
Basic and diluted earnings per share:
Net income (loss)	$1,421	7,253

Weighted average shares of Class A outstanding - basic	50,502	50,099
Weighted average shares of Class A outstanding - diluted	51,473	51,401

Basic and diluted earnings (loss) per share of Class A common stock	$0.03	0.14

STATUTORY CAPITAL AND SURPLUS

Each of our domestic regulated insurance subsidiaries is required to meet regulatory capital requirements prescribed by the U.S. National Association of Insurance Commissioners ("NAIC"). All domestic insurance subsidiaries exceeded the minimum capital requirements at September 30, 2026. On March 27, 2024, Citizens and the Colorado Division of Insurance entered into a capital maintenance agreement that specifies that Citizens will infuse capital as needed to ensure that CLOA's RBC remains above 350%. CLOA's RBC exceeded 350% at September 30, 2026.

CICA International is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards but rather requires that an insurer submit a business plan for approval to the Office of the Commissioner of Insurance ("OIC") that includes proposed minimum capital and surplus. CICA International is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. At September 30, 2026, CICA International's capital exceeds both the required minimum capital and related ratio.

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

September 30, 2026 | 10-Q 29

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our International Insurance segment is operated through CICA International, which issues endowment contracts, which are principally accumulation contracts that incorporate an element of life insurance protection, and whole life insurance products, all to non-U.S. residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and may include rider benefits and annuity features that enhance policy accumulations. Our Domestic Insurance segment operates through CLOA, which is licensed in 43 U.S. states, the District of Columbia and Puerto Rico, and issues whole life, final expense and life products with living benefits; and MGLIC, which sold and still services life insurance policies through funeral homes in Mississippi. Prior to October 1, 2026, our Domestic Insurance segment also included SPLIC, which issued smaller whole life policies in Louisiana, Arkansas and Mississippi. SPLIC was merged into its parent, CLOA, on October 1, 2026.  All policies are sold and serviced through independent agents.

The CODM evaluates the profitability of the International Insurance and Domestic Insurance segments based on the income (loss) before federal income tax, or segment profit (loss), which is measured as revenues less directly attributable to total benefits and expenses. This measure reflects the operating performance of each insurance segment and is the primary measure used by the CODM to evaluate segment results and allocate resources. The significant expense categories regularly provided to the CODM and included in the measure of segment profit (loss) are presented in the tables below.

The International Insurance and Domestic Insurance operations constitute separate businesses. In addition to these reportable segments, the Company also captures other corporate-related non-insurance revenues and expenses associated with operating the Company. These amounts are not included in the segment profit (loss) and are reported separately below to reconcile to the consolidated income (loss) before federal income tax on the consolidated statements of operations and other comprehensive income (loss).

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in our 2025 Form 10-K and are prepared in accordance with U.S. GAAP.

September 30, 2026 | 10-Q 30

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The tables below present segment revenues, segment profit (loss) and the significant expense categories included in the measure of segment profitability reviewed by the CODM.

Three Months Ended September 30, 2026	International Insurance	Domestic Insurance	Total
(In thousands)

Revenues:
Premiums	$29,101	15,702	44,803
Net investment income	12,519	5,350	17,869
Investment related gains (losses), net	1,637	(256)	1,381
Other income	791	3	794
Total segment revenues	44,048	20,799	64,847
Other non-insurance revenues			191
Total consolidated revenues			$65,038
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	22,972	8,094
Increase (decrease) in future policy benefit reserves	4,437	5,062
Policyholder liability remeasurement (gain) loss	1,872	(479)
Policyholders' dividends	1,488	47
Total insurance benefits paid or provided	30,769	12,724
Commissions	4,950	6,837
Other general expenses	5,743	6,372
Capitalization of deferred policy acquisition costs	(4,532)	(6,007)
Amortization of deferred policy acquisition costs	3,621	1,615
Amortization of cost of insurance acquired	—	124
Total segment benefits and expenses	40,551	21,665
Segment profit (loss)	$3,497	(866)	2,631
Other non-insurance revenues			191
Stock-based compensation expense			(521)
Other non-insurance expenses			(2,159)
Income (loss) before federal income tax			$142

September 30, 2026 | 10-Q 31

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	International Insurance	Domestic Insurance	Total
Nine Months Ended September 30, 2026
(In thousands)

Revenues:
Premiums	$82,668	45,776	128,444
Net investment income	36,248	15,565	51,813
Investment related gains (losses), net	1,412	(534)	878
Other income	3,439	17	3,456
Total segment revenues	123,767	60,824	184,591
Other non-insurance revenues			575
Total consolidated revenues			$185,166
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	80,990	23,480
Increase (decrease) in future policy benefit reserves	(2,638)	10,626
Policyholder liability remeasurement (gain) loss	4,963	(983)
Policyholders' dividends	3,865	165
Total insurance benefits paid or provided	87,180	33,288
Commissions	14,331	19,632
Other general expenses	16,538	16,906
Capitalization of deferred policy acquisition costs	(13,229)	(15,971)
Amortization of deferred policy acquisition costs	10,721	4,515
Amortization of cost of insurance acquired	—	455
Total segment benefits and expenses	115,541	58,825
Segment profit (loss)	$8,226	1,999	10,225
Other non-insurance revenues			575
Stock-based compensation expense			(1,835)
Other non-insurance expenses			(6,978)
Income (loss) before federal income tax			$1,987

September 30, 2026 | 10-Q 32

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	International Insurance	Domestic Insurance	Total
Three Months Ended September 30, 2025
(In thousands)

Revenues:
Premiums	$28,760	14,543	43,303
Net investment income	13,915	5,008	18,923
Investment related gains (losses), net	(2,055)	791	(1,264)
Other income	1,513	5	1,518
Total segment revenues	42,133	20,347	62,480
Other non-insurance revenues			328
Total consolidated revenues			$62,808
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	38,039	6,237
Increase (decrease) in future policy benefit reserves	(10,230)	3,470
Policyholder liability remeasurement (gain) loss	3,855	(4,314)
Policyholders' dividends	1,305	72
Total insurance benefits paid or provided	32,969	5,465
Commissions	5,487	6,168
Other general expenses	5,541	5,388
Capitalization of deferred policy acquisition costs	(5,301)	(4,673)
Amortization of deferred policy acquisition costs	3,559	1,236
Amortization of cost of insurance acquired	—	128
Total segment benefits and expenses	42,255	13,712
Segment profit (loss)	$(122)	6,635	6,513
Other non-insurance revenues			328
Stock-based compensation expense			(532)
Other non-insurance expenses			(1,830)
Income (loss) before federal income tax			$4,479

September 30, 2026 | 10-Q 33

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	International Insurance	Domestic Insurance	Total
Nine Months Ended September 30, 2025
(In thousands)

Revenues:
Premiums	$83,246	43,242	126,488
Net investment income	38,122	14,986	53,108
Investment related gains (losses), net	(1,987)	235	(1,752)
Other income	4,991	20	5,011
Total segment revenues	124,372	58,483	182,855
Other non-insurance revenues			691
Total consolidated revenues			$183,546
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	105,472	19,122
Increase (decrease) in future policy benefit reserves	(24,051)	9,091
Policyholder liability remeasurement (gain) loss	5,054	(4,334)
Policyholders' dividends	3,719	268
Total insurance benefits paid or provided	90,194	24,147
Commissions	15,775	18,564
Other general expenses	16,154	15,573
Capitalization of deferred policy acquisition costs	(15,048)	(13,495)
Amortization of deferred policy acquisition costs	10,487	3,568
Amortization of cost of insurance acquired	—	305
Total segment benefits and expenses	117,562	48,662
Segment profit (loss)	$6,810	9,821	16,631
Other non-insurance revenues			691
Stock-based compensation expense			(2,313)
Other non-insurance expenses			(5,403)
Income (loss) before federal income tax			$9,606

September 30, 2026 | 10-Q 34

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company categorizes premiums in two categories - first year premiums are premiums received within the first 12 months of a policy's issuance and any premiums received thereafter are renewal premiums.

A summary of the International Insurance segment premium breakout is detailed below.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct premiums:
First year	$3,381	4,080	10,212	11,286
Renewal	26,288	25,141	73,924	73,320
Total direct premiums	29,669	29,221	84,136	84,606
Reinsurance	(568)	(461)	(1,468)	(1,360)
Total premiums	$29,101	28,760	82,668	83,246

A summary of the Domestic Insurance segment premium breakout is detailed below.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct premiums:
First year	$7,029	5,440	18,927	16,486
Renewal	13,348	11,931	39,020	34,251
Total direct premiums	20,377	17,371	57,947	50,737
Reinsurance	(4,675)	(2,828)	(12,171)	(7,495)
Total premiums	$15,702	14,543	45,776	43,242

The tables below provide a reconciliation of assets by reportable segment to total consolidated assets as presented on the consolidated balance sheets as of the periods indicated. Assets not directly attributable to the Company's reportable segments are reflected as other corporate assets.

September 30, 2026 (In thousands)	International	Domestic	Total
Assets:
Segment Assets:
Cash, cash equivalents and investments	$978,314	384,035	1,362,349
DAC and COIA	135,546	107,495	243,041
Other assets	30,589	22,834	53,423
Total segment assets	$1,144,449	514,364	1,658,813
Other corporate assets			31,963
Total assets			$1,690,776

September 30, 2026 | 10-Q 35

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2025 (In thousands)	International	Domestic	Total
Assets:
Segment Assets:
Cash, cash equivalents and investments	$1,026,980	415,464	1,442,444
DAC and COIA	133,038	96,494	229,532
Other assets	30,718	17,399	48,117
Total segment assets	$1,190,736	529,357	1,720,093
Other corporate assets			34,667
Total assets			$1,754,760

GEOGRAPHIC INFORMATION

The following table sets forth the Company's annual total of earned premiums by country of policyholder residence for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Premiums by Area:
United States	$20,274	17,473	57,962	50,956
Colombia	7,175	7,088	20,752	20,103
Ecuador	3,636	3,527	9,900	10,093
Argentina	3,457	3,180	9,273	8,199
Taiwan	2,786	3,031	9,239	10,084
Venezuela	2,592	3,258	8,929	9,930
Other foreign countries	9,900	9,717	28,185	28,414
Total premiums by area	49,820	47,274	144,240	137,779
Reinsurance and change in premium accruals	(5,017)	(3,971)	(15,796)	(11,291)
Total premiums	$44,803	43,303	128,444	126,488

(11) INCOME TAXES

The effective tax rate is the ratio of federal income tax expense or tax benefit over pre-tax income. For the three and nine months ended September 30, 2026, the effective tax expense rate was 397.2% and 28.5%, respectively, compared to an effective tax expense rate of 46.0% and 24.5% for the same periods in 2025, respectively. CICA International is considered a controlled foreign corporation for federal income tax purposes. As a result, the insurance activity of CICA International is subject to Subpart F of the Internal Revenue Code and is included in Citizens’ taxable income. The Government of Puerto Rico approved a tax exemption decree for CICA International which freezes the income tax rate at 0% on taxable earnings up to $1.2 million and 4% on taxable earnings in excess of $1.2 million for a minimum of 15 years commencing in 2023. The effective tax rate varies from the prevailing corporate federal income tax rate of 21% mainly due to the impact of Subpart F and the reduced Puerto Rico income tax rate.

At September 30, 2026 and 2025, we determined it was more likely than not that a portion of our capital deferred tax assets would not be realized in their entirety. The Company recorded valuation allowances of $5.8 million and $4.2 million at September 30, 2026 and 2025, respectively, in accumulated other comprehensive income (loss) on the consolidated balance sheets.

September 30, 2026 | 10-Q 36

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12) OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 21% for domestic entities and 4% for Puerto Rican entities for the three and nine months ended September 30, 2026 and 2025. The following table provides a rollforward of accumulated other comprehensive income (loss) for the periods indicated below.

(In thousands)	Unrealized Gains and Losses on Available for Sale Securities	Discount Rate for Liability for Future Policy Benefits	Other Comprehensive Income (Loss)
Balance at December 31, 2025, net of tax	$(136,344)	47,923	(88,421)
Other comprehensive income (loss) before reclassification, before tax	(16,295)	17,135	840
Amounts reclassified from other comprehensive income (loss), before tax	412	—	412
Income tax benefit (expense)	1,191	(1,505)	(314)
Balance at March 31, 2026, net of tax	(151,036)	63,553	(87,483)
Other comprehensive income (loss) before reclassification, before tax	3,867	(8,393)	(4,526)
Amounts reclassified from other comprehensive income (loss), before tax	(34)	—	(34)
Income tax benefit (expense)	(225)	1,173	948
Balance at June 30, 2026, net of tax	(147,428)	56,333	(91,095)
Other comprehensive income (loss) before reclassification, before tax	(77,503)	63,847	(13,656)
Amounts reclassified from other comprehensive income (loss), before tax	28	—	28
Income tax benefit (expense)	6,214	(6,260)	(46)
Balance at September 30, 2026, net of tax	$(218,689)	113,920	(104,769)

September 30, 2026 | 10-Q 37

CITIZENS, INC.	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)	Unrealized Gains and Losses on Available for Sale Securities	Discount Rate for Liability for Future Policy Benefits	Other Comprehensive Income (Loss)
Balance at December 31, 2024, net of tax	$(169,599)	73,634	(95,965)
Other comprehensive income (loss) before reclassification, before tax	18,334	(8,589)	9,745
Amounts reclassified from other comprehensive income (loss), before tax	83	—	83
Income tax benefit (expense)	(1,379)	442	(937)
Balance at March 31, 2025, net of tax	(152,561)	65,487	(87,074)
Other comprehensive income (loss) before reclassification, before tax	243	4,003	4,246
Amounts reclassified from other comprehensive income (loss), before tax	168	—	168
Income tax benefit (expense)	(213)	(782)	(995)
Balance at June 30, 2025, net of tax	(152,363)	68,708	(83,655)
Other comprehensive income (loss) before reclassification, before tax	22,623	(29,058)	(6,435)
Amounts reclassified from other comprehensive income (loss), before tax	(691)	—	(691)
Income tax benefit (expense)	(1,357)	2,722	1,365
Balance at September 30, 2025, net of tax	$(131,788)	42,372	(89,416)

(13) RELATED PARTY TRANSACTIONS

The Company has various routine related party transactions in conjunction with our holding company structure, such as management service agreements related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions. There were no changes related to these relationships during the nine months ended September 30, 2026.  See our 2025 Form 10-K for a comprehensive discussion of related party transactions.

(14) SUBSEQUENT EVENTS

The Company has evaluated the impact of subsequent events as defined by the accounting guidance through the date this report was issued and determined that no other significant subsequent events need to be recognized or disclosed at this time.

September 30, 2026 | 10-Q 38

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

OBJECTIVE OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS

We refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “MD&A”. The objective of our MD&A is to provide investors with information in order to assess the material changes in our financial condition from December 31, 2025 to September 30, 2026 and the material changes in our results of operations for the three and nine months ended September 30, 2026 as compared to the same periods in 2025. We also discuss in the MD&A any trends that we believe may materially affect our future operations or financial condition.

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

September 30, 2026 | 10-Q 39

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

We operate in two segments - International Insurance and Domestic Insurance. Our International Insurance segment operates through CICA Life, A.I., a Puerto Rican insurer, referred to as "CICA International". Our Domestic Insurance segment operates through our subsidiaries CICA Life Insurance Company of America ("CLOA") and Magnolia Guaranty Life Insurance Company ("MGLIC"). Prior to October 1, 2026, we also operated through Security Plan Life Insurance Company ("SPLIC"). SPLIC was merged into its parent, CLOA, on such date and is now operated through CLOA as the "Security Plan" brand.

EVENTS THAT IMPACTED OUR BUSINESS

From time-to-time, certain events may affect our business in ways that cause current or future results to differ from past results. See (1) the factors described in Item 1A, Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2025 ("2025 Form 10-K"); and (2) the events described in Management's Discussion and Analysis of Financial Condition and Results of Operations - "Events that Impacted Our Business" in the 2025 Form 10-K.

Earthquakes in South America

Venezuela represents one of our most significant markets in the International Insurance segment. In our Quarterly Report on Form 10-Q for the quarter and six-months ended June 30, 2026, we reported that we established a $0.5 million death claim liability. Because death claims from Venezuela have been lower than expected since the earthquakes, we have reduced the death claim liability to $250,000, which is reflected as a $250,000 reduction to death claim liability in the third quarter.

Colombia, our largest international market, also experienced a significant earthquake in August 2026; however, this earthquake has not significantly affected our death benefit claims.

We continue to maintain diligent oversight and will update our projections to the extent new information becomes available.

Reinsurance Ceded

In 2024, in order to support the growth in our Domestic Insurance business, we entered into a coinsurance reinsurance agreement with RGA Reinsurance Company ("RGA" and the agreement, the "RGA Agreement") under which RGA co-insures 50% of our Domestic Insurance final expense business issued since April 1, 2024. When we cede insurance to RGA, we take a credit to the liability for future policy benefit reserves based on the amount of business ceded. During the third quarter of 2026, we changed our accounting estimate for this reserve credit to incorporate data with enhanced accuracy, which decreased the ceded reserve credit by $1.7 million and correspondingly increased the reserve liability. The adjustment was recorded in the third quarter of 2026.

FINANCIAL HIGHLIGHTS

Summary

Q3: Income before federal income tax decreased to $0.1 million in the three months ended September 30, 2026 compared to $4.5 million in the same prior year period. Despite a $1.5 million increase in premium revenue and a $2.6 million increase in investment related gains and losses, the decrease was driven by a $5.1 million increase in insurance benefits paid or provided. Although we experienced a $13.2 million decrease in claims and surrenders benefits due to the expected contractual decreases of matured endowments, this was more than offset by a $16.3 million increase in future policy benefit reserves and a $1.9 million increase in policyholder liability remeasurement loss. The $16.3 million increase in future policy benefit reserves was due to:
•the $1.7 million decreased ceded reserve credit;
•the large amount of reserves released in the prior year period as we paid out matured endowments and released the corresponding reserves; and
•the increased business in our Domestic Insurance segment.

September 30, 2026 | 10-Q 40

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

YTD: Income before federal income tax in the nine months ended September 30, 2026 decreased to $2.0 million from $9.6 million in the same year period. Despite a $2.0 million increase in premium revenue and a $2.6 million increase in investment related gains and losses, the decrease was driven by increase in insurance benefits paid or provided for the reasons described above.

Financial Condition at September 30, 2026

•Total assets of $1.7 billion
•Total direct insurance in force of $5.6 billion
•Total investments of $1.4 billion; fixed maturity securities comprised 89% of total investments
•No debt
•Book value per share of Class A common stock of $4.37
•Adjusted book value per share of Class A common stock of $6.441
•Diluted earnings per share of Class A common stock for the nine months ended of $0.03

THE FACTORS THAT DRIVE OUR OPERATING RESULTS

We see the following as the primary factors that drive our operating results.
Revenue items
•Sales of our products and the premiums we receive from these sales
•Investments and the income that they generate

Benefit and expense items
•Insurance benefits paid and provided
•Operating expenses

Revenue Items

Sales of our Products. We believe sales statistics are meaningful to gain an understanding of, among other things, the attractiveness of our products, how the expansion of our distribution channels affects our revenue, customer retention and the performance of our business from period-to-period. Throughout the MD&A, we describe the actions and initiatives we are taking to increase sales and improve retention, sales performance in each period compared to prior year periods, and how we view trends with respect to sales and retention.

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

Customer retention, or persistency, is another key factor influencing both revenue and profitability. Persistency refers to the extent to which policyholders keep their insurance policies in force over time rather than allowing them to lapse, surrender, or terminate. Persistency is a key measure because we spend a significant amount of money acquiring a policyholder upfront (e.g., commissions, underwriting, marketing) and expect to recover those costs over many years. A highly persistent block of business is one where policyholders continue paying premiums and maintaining coverage for many years. Unfavorable persistency is characterized by higher than expected policy lapses, surrenders, or terminations, which can negatively impact profitability by reducing the in-force block of
1 Adjusted book value per share of Class A common share is a non-GAAP measure that is calculated by dividing actual Class A common stockholders’ equity, excluding AOCI, by the number of Class A common shares outstanding at the end of the period.

September 30, 2026 | 10-Q 41

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

business generating premiums, coupled with an increase in reserves resulting from less projected future premiums, as well as an acceleration in the recognition of deferred acquisition costs. While we have been experiencing low persistency in our Domestic Insurance final expense business, we actively monitor persistency trends across our product lines and customer segments, and where less than desired persistency is observed, we may take targeted retention actions; however, there can be no assurance that such efforts will fully offset the financial impact of higher than expected policy terminations.

Premium Revenues. Premium revenues consist of all money deposited by customers into new and existing insurance policies. We view these premiums in two categories - first year premiums are premiums received within the first 12 months of a policy's issuance and any premiums received thereafter are renewal premiums.

Throughout the MD&A, we refer to "direct" premiums as all premiums received and "net" or "total" premiums as all premiums received less premiums ceded to our reinsurers. Direct premium revenue increased 7% and 5% in the three and nine months ended September 30, 2026, respectively, to $50.0 million and $142.1 million, respectively, from $46.6 million and $135.3 million in the three and nine months ended September 30, 2025, respectively. This increase was driven by sales and renewal premiums in our Domestic Insurance segment.

First Year Premiums. Direct first year premiums increased 9% and 5% in the three and nine months ended September 30, 2026 to $10.4 million and $29.1 million, respectively, from $9.5 million and $27.8 million in the three and nine months ended September 30, 2025, respectively, driven by sales in our Domestic Insurance segment and from an increased number of producing agents. First year premium growth primarily resulted from our CLOA final expense business.

Renewal Premiums. Our direct renewal premiums in the three and nine months ended September 30, 2026 increased primarily due to strong sales in prior periods in our Domestic Insurance segment, leading to higher number of policies paying renewal premiums in the current period. Premium growth was constrained by unfavorable persistency in our Domestic Insurance segment, as well as the high level of surrenders and matured endowments in our International Insurance segment during the last few years, both of which have lowered the number of policies remaining in force and paying renewal premiums.

September 30, 2026 | 10-Q 42

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Investment Income. Our net investment income decreased for the three and nine months ended September 30, 2026 compared to the same prior year periods. The decreases were primarily attributable to a $1.7 million dividend from a limited partnership investment recognized in the 2025 periods, along with comparatively higher investment expenses in the current year periods.

Benefit and Expense Items

Claims and Surrenders. Payment of policyholder benefits for claims and surrenders is our largest expense and thus key to our profitability. The three largest components of this expense are reflected in the graph below.

2025 was our highest year for contractually maturing endowments and thus, as expected, we are experiencing a significant decrease in 2026.

Operating Expenses. Operating expenses are our second largest expense and thus also drive our operating results. Operating expenses are meaningful to gain an understanding of how we manage our business, including among other things, salaries, benefits, and spending on growth initiatives. Our operating expenses increased by $1.5

September 30, 2026 | 10-Q 43

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

million and $2.8 million in the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods due to continued investment in supporting the growth of our business.

RESERVES AND ACTUARIAL ASSUMPTIONS

Because life insurance benefits are often paid many years after premiums are received, we establish reserves for future policy benefits to provide for our estimated obligations to policyholders. These reserves are determined using actuarial assumptions regarding mortality, persistency, expenses, and investment returns and are intended to ensure that adequate funds are available to satisfy future policyholder benefits and related obligations. These actuarial assumptions are reviewed periodically to reflect emerging experience and changes in expectations and our operating results will be affected to the extent there is a variance between our actuarial assumptions and actual experience. This is reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss) as: (1) an increase (decrease) in the liability for future policy benefit reserves and (2) policyholder liability remeasurement (gain) loss.

Increase (decrease) in future policy benefit reserves. Future policy benefit reserves reflect the liability established to provide for the future payment of policy benefits and thus they generally increase when we have a larger in force block of business due to higher sales and persistency (i.e., more policies on which we expect to pay future benefits) and decrease when we have lower sales and persistency. In the three and nine months ended September 30, 2026, the change in reserves increased by $16.3 million and $22.9 million, respectively, compared to the same periods in 2025. The increases in the 2026 periods primarily reflect additional reserves due to our growing in-force business, combined with lower reserve releases from endowment maturities. Endowment maturities continue to occur, but at a lower level than in the 2025 periods and therefore provide less of an offset to reserve growth. The increases in the 2026 period also reflect the decrease to the ceded reserve credit of $1.7 million discussed above.

Policyholder liability remeasurement (gain) loss. Most of our products are long-duration contracts that provide a specified, fixed amount of insurance benefit in exchange for a fixed premium. When a policy is initially issued, we establish a "net premium ratio" ("NPR") using assumptions regarding expected premiums and policyholder benefit liabilities. On a quarterly basis, we review actual versus expected experience in such quarter, which is reported as a policyholder liability remeasurement gain (if better performance than assumptions) or loss (if lower performance than assumptions). Additionally, the best estimate assumptions are updated every year in our third quarter and are reflected on our income statement as a policyholder liability remeasurement gain or loss. In the three and nine months ended September 30, 2026, we experienced policyholder remeasurement losses of $1.4 million and $4.0 million, respectively, compared to a gain of $0.5 million in the three months ended September 30, 2025 and a loss of $0.7 million in the nine months ended September 30, 2025. The variances in both periods were primarily driven by the favorable impact in 2025 from changes to mortality, lapse and accrual assumption updates, along with unfavorable actual-to-expected experience in the International Insurance segment in 2026, partially offset by a favorable year-over-year variance in the impact of best estimate assumption updates.

September 30, 2026 | 10-Q 44

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

INSURANCE ISSUED AND INFORCE

The amount of direct insurance, number of policies, and average face amounts for life policies issued during the periods indicated are shown below.

Nine Months Ended September 30,		2026		2025
(In thousands, except # of policies issued)	Amount of Insurance Issued	# of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	# of Policies Issued	Average Policy Face Amount Issued
Issued:
International	$296,030	2,725	$109	$344,990	3,084	$112
Domestic	504,955	63,337	8	432,612	47,204	9
Total issued	$800,985	66,062		$777,602	50,288

In the first nine months of 2026, we issued $801.0 million in new direct insurance, compared to $777.6 million issued in the first nine months of 2025.

The number of insurance policies issued, average policy face amount and total insurance issued in our International Insurance segment decreased in the nine months ended September 30, 2026 as compared to the prior year period due to lower volume and product mix. More endowment products were sold in the 2026 period than in 2025; these products generally have lower policy face amounts than our whole life product.

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

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES

Our revenues are generated primarily by life insurance premiums and investment income from invested assets. Total revenues increased in the three and nine months ended September 30, 2026, as compared to the same prior

September 30, 2026 | 10-Q 45

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

year periods, primarily due to the improvements in investment related gains (losses) resulting from favorable changes in market value of the underlying assets, as well as continued increases in our premium revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025

Revenues:
Premiums	$44,803	43,303	128,444	126,488
Net investment income	18,052	19,117	52,387	53,663
Investment related gains (losses), net	1,389	(1,255)	879	(1,741)
Other income	794	1,643	3,456	5,136
Total revenues	$65,038	62,808	185,166	183,546

Premiums

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Direct premiums:
First year	$10,410	9,520	29,139	27,772
Renewal	39,636	37,072	112,944	107,571
Total direct premiums	50,046	46,592	142,083	135,343
Reinsurance	(5,243)	(3,289)	(13,639)	(8,855)
Total premiums	$44,803	43,303	128,444	126,488

Our first year direct premiums increased 9% and 5% in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025 due to continued strong sales and expanded distribution in our Domestic Insurance segment.

Direct renewal premiums also increased due to first year sales in prior periods in our Domestic Insurance segment that led to higher number of policies paying renewal premiums in the current periods. This growth more than offset the effects of high level of surrenders and matured endowment benefits paid in our International Insurance segment over the last few years, which has lowered the number of policies paying renewal premiums in this segment.

Reinsurance premiums ceded increased in the three and nine months ended September 30, 2026 compared to the same periods in 2025 due to the RGA Agreement that provides more capacity for growth in our Domestic Insurance segment. Since we cede 50% of the direct premiums we receive for our CLOA final expense products to RGA, as sales of these products increase, reinsurance ceded to RGA also increases.

September 30, 2026 | 10-Q 46

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Net Investment Income. A summary of our net investment income performance is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except for %)	2026	2025	2026	2025

Gross investment income:
Fixed maturity securities	$16,480	15,795	48,892	46,761
Equity securities	11	54	34	201
Policy loans	1,238	1,295	3,731	3,961
Other long-term investments	1,131	2,758	2,714	4,963
Total investment income	18,860	19,902	55,371	55,886
Investment expenses	(808)	(785)	(2,984)	(2,223)
Net investment income	$18,052	19,117	52,387	53,663

Net investment income, annualized			$69,849	70,992
Average invested assets, at amortized cost			$1,559,330	1,535,070
Annualized yield on average invested assets			4.48%	4.62%

Fixed maturity securities constitute the vast majority, or 89%, of our investment portfolio based on fair value and thus provide the majority of our net investment income. Our fixed maturity investment portfolio, primarily invested in callable securities, faced challenges due to the sustained low interest rate environment for the 10 years prior to 2021. Many securities were called between 2019 and 2021, which required us to reinvest in lower interest rate fixed maturity assets, which impacts net investment income and yields. In order to enhance yields, we are investing in new opportunities, including investment grade private placement fixed income securities and other asset classes, while maintaining a prudent risk profile. Additionally, as we have discussed, we had high levels of surrenders and matured endowments in our International Insurance segment over the last few years as a large number of our endowment policies reached their contractual maturity dates. Despite the high level of cash outflow due to this activity, the Company has experienced stable levels of net investment income over the last several years. We believe the decrease and anticipated continued decrease in benefit outflows, alongside our sustained investment performance, as well as our investment into new asset classes, positions the Company well to improve our net investment income as we move beyond the peak maturity cycle.

Despite growth in our fixed maturity securities portfolio, the lower annualized yield for the nine-month period and the decreases in net investment income for the three and nine months ended September 30, 2026, compared to the prior year periods, were primarily attributable to a $1.7 million dividend from a limited partnership investment recognized in the 2025 periods, along with comparatively higher investment expenses in the current year periods.

Investment Related Gains (Losses), Net.  We recorded investment related gains of $1.4 million and $0.9 million during the three and nine months ended September 30, 2026, respectively, compared to investment related losses of $1.3 million and $1.7 million during the same prior year periods, respectively, primarily in our International Insurance segment. The gain or loss between periods is primarily attributable to changes in the estimated fair market value of our limited partnership investments, which can vary considerably based on market conditions and underlying fund performance.

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

September 30, 2026 | 10-Q 47

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

net impact from these supplemental contracts on the consolidated financial statements is minimal as the reserve liability set up for these policies offsets any recognized income.

BENEFITS AND EXPENSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$31,066	44,276	104,470	124,594
Increase (decrease) in future policy benefit reserves	9,499	(6,760)	7,988	(14,960)
Policyholder liability remeasurement (gain) loss	1,393	(459)	3,980	720
Policyholders' dividends	1,535	1,377	4,030	3,987
Total insurance benefits paid or provided	43,493	38,434	120,468	114,341
Commissions	11,787	11,655	33,963	34,339
Other general expenses	14,795	13,291	42,257	39,443
Capitalization of deferred policy acquisition costs	(10,539)	(9,974)	(29,200)	(28,543)
Amortization of deferred policy acquisition costs	5,236	4,795	15,236	14,055
Amortization of cost of insurance acquired	124	128	455	305
Total benefits and expenses	$64,896	58,329	183,179	173,940

Payments of claims and surrenders benefits, which constitute the vast majority of our expenses, declined in both the three and nine months ended September 30, 2026.

Claims and Surrenders.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025

Claims and surrenders:
Death claim benefits	$6,453	5,373	20,617	16,301
Surrender benefits	11,328	13,697	35,361	39,674
Endowment benefits	1,335	1,495	4,141	4,716
Matured endowment benefits	9,186	21,672	36,833	57,551
A&H and other policy benefits	2,764	2,039	7,518	6,352
Total claims and surrenders	$31,066	44,276	104,470	124,594

Death claim benefits increased in the three and nine months ended September 30, 2026 compared to the same periods in 2025 due to a higher volume of claims, especially in our expanding Domestic Insurance business. While we maintain diligent oversight of claims activities, we expect this rise in line with the expansion of our business. Many of these death claims may be partially offset by our reinsurance coverage.

The vast majority of our surrender benefits payments are made on policies surrendered in our International Insurance segment. These policies are generally policies that have been in place for many years, built up cash values, and have little or no surrender charges remaining. Surrender benefits decreased 17% and 11% in the three

September 30, 2026 | 10-Q 48

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

and nine months ended September 30, 2026, respectively, compared to the prior year periods and can vary from one period to another.

As we have previously disclosed, 2025 was the year in which the highest number of our endowment policies reached their contractual maturity dates and thus matured endowment benefits decreased in the three and nine months ended September 30, 2026 compared to the prior year periods. Compared to peak endowment activity in 2025, we expect maturity benefits to be lower in 2026.

Commissions. Commission expenses are a cost of acquiring business, as commissions are the primary compensation paid to our independent agents for selling our products. First year commission rates are higher than renewal commission rates and thus commissions fluctuate directly in relation to first year sales. Although first year sales increased in the three and nine months ended September 30, 2026 as compared to the same periods in 2025, commissions were relatively flat in the three months ended September 30, 2026 and decreased in the nine months ended September 30, 2026. This reduction reflected a combination of lower International Insurance segment sales volume and product mix changes to sales of products with lower commission rates.

Other General Expenses.  Total general expenses increased $1.5 million and $2.8 million in the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods due to continued investment in supporting the growth of our business.

Capitalization of Deferred Policy Acquisition Costs ("DAC"). We capitalize costs related to successful sales of our insurance products, which include certain commissions, policy issuance costs, and underwriting and agency expenses. These costs vary based upon amounts of premiums received and ceded related to new and renewal business.

Amortization of Deferred Policy Acquisition Costs. Our deferred policy acquisition costs ("DAC") are amortized on a constant level basis over the expected term of the related contracts to approximate straight-line amortization. As described above, unfavorable persistency leads to accelerated amortization of deferred policy acquisition costs, which contributed to the increased costs in both the three and nine months ended September 30, 2026.

Federal Income Tax. We reported lower federal income tax expenses in the three and nine months ended September 30, 2026 as compared to the prior year periods. Despite the lower federal income tax expense, the effective tax benefit rate increase in the current quarter primarily reflects lower taxable U.S. income and higher discrete tax adjustments recorded during the period. Excluding the discrete tax adjustments, the effective tax benefit rate for the three and nine months ended September 30, 2026 would be 267.5% and 19.0%, respectively. In the three months ended September 30, 2026, the Company recognized a $0.9 million return-to-provision true-up related to 2025 Subpart F income adjustments from partnership investments, which increased tax expense for the quarter. See Note 11 - Income Taxes herein.

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

September 30, 2026 | 10-Q 49

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table sets forth income (loss) before federal income tax by segment during the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Income (loss) before federal income tax:
Segments:
International Insurance	$3,497	(122)	8,226	6,810
Domestic Insurance	(866)	6,635	1,999	9,821
Total segments	2,631	6,513	10,225	16,631
Other non-insurance operations	(2,489)	(2,034)	(8,238)	(7,025)
Total income (loss) before federal income tax	$142	4,479	1,987	9,606

INTERNATIONAL INSURANCE

Detailed results of operations in the International Insurance segment for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Revenues:
Premiums	$29,101	28,760	82,668	83,246
Net investment income	12,519	13,915	36,248	38,122
Investment related gains (losses), net	1,637	(2,055)	1,412	(1,987)
Other income	791	1,513	3,439	4,991
Total revenues	44,048	42,133	123,767	124,372
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	22,972	38,039	80,990	105,472
Increase (decrease) in future policy benefit reserves	4,437	(10,230)	(2,638)	(24,051)
Policyholder liability remeasurement (gain) loss	1,872	3,855	4,963	5,054
Policyholders' dividends	1,488	1,305	3,865	3,719
Total insurance benefits paid or provided	30,769	32,969	87,180	90,194
Commissions	4,950	5,487	14,331	15,775
Other general expenses	5,743	5,541	16,538	16,154
Capitalization of deferred policy acquisition costs	(4,532)	(5,301)	(13,229)	(15,048)
Amortization of deferred policy acquisition costs	3,621	3,559	10,721	10,487
Total benefits and expenses	40,551	42,255	115,541	117,562
Income (loss) before federal income tax	$3,497	(122)	8,226	6,810

In the three and nine months ended September 30, 2026, income before federal income tax in the International Insurance segment increased by $3.6 million and $1.4 million, respectively, driven by improved investment related gains and losses, significantly lower claims and surrenders benefits paid and lower policyholder liability remeasurement loss. The policyholder liability remeasurement loss variance in the International Insurance segment

September 30, 2026 | 10-Q 50

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

for both periods primarily reflect differences in the year-over-year impact of best estimate assumption updates, including accrual amounts in 2025 along with unfavorable variance from actual-to-expected experience in 2026.

Revenues

Premium breakout is detailed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Direct premiums:
First year	$3,381	4,080	10,212	11,286
Renewal	26,288	25,141	73,924	73,320
Total direct premiums	29,669	29,221	84,136	84,606
Reinsurance	(568)	(461)	(1,468)	(1,360)
Total premiums	$29,101	28,760	82,668	83,246

First year sales have been impacted by a lower number of producing agents.

Our International Insurance segment derives its premiums from policyholders residing in over 80 different countries across the globe. The following table sets forth our premiums by location for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Premiums by Area:
Colombia	$7,175	7,088	20,752	20,103
Ecuador	3,636	3,527	9,900	10,093
Argentina	3,457	3,180	9,273	8,199
Taiwan	2,786	3,031	9,239	10,084
Venezuela	2,592	3,258	8,929	9,930
Other	10,054	9,884	28,623	28,916
Total premiums by area	29,700	29,968	86,716	87,325
Reinsurance and change in premium accruals	(599)	(1,208)	(4,048)	(4,079)
Total premiums	$29,101	28,760	82,668	83,246

Sales in Taiwan have been declining recently due to leadership succession related difficulties within our primary distribution agency in Taiwan and regulatory challenges.

We are facing some headwinds in Venezuela that may affect premium revenues. Because of the recent political instability in Venezuela, our reinsurers will not reinsure policies issued in Venezuela and accordingly we have had to decline a few very large policies. We are seeking additional reinsurance support for this business. Additionally, the strength of the U.S. dollar, combined with policyholders' difficulties in obtaining dollars, may constrain their ability to remit premiums. We continue to closely monitor emerging trends in our Venezuela business.

September 30, 2026 | 10-Q 51

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Benefits and Expenses.

Claims and surrender benefits breakout is detailed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Claims and surrenders:
Death claim benefits	$131	987	2,695	1,923
Surrender benefits	9,834	12,154	30,979	36,042
Endowment benefits	1,335	1,493	4,138	4,712
Matured endowment benefits	8,994	21,500	36,168	56,999
A&H and other policy benefits	2,678	1,905	7,010	5,796
Total claims and surrenders	$22,972	38,039	80,990	105,472

As discussed, the majority of our claims and surrender benefits in this segment are related to payment of matured endowment and surrender benefits. Matured endowment benefits peaked in 2025 and decreased in the three and nine months ended September 30, 2026 compared to the prior year periods, as contractually expected. Surrender benefits are also a large component of this expense; often as surrender charges expire on endowments after certain periods, policyholders surrender their policies to access the cash value. Accordingly, as our block of maturing endowments decreases, surrenders will generally decrease as well.

Increase (Decrease) in Future Policy Benefit Reserves. In the three and nine months ended September 30, 2026, our reserves increased by $14.7 million and $21.4 million, respectively, compared to the same periods in 2025. The larger reserve increases in 2026 primarily reflect a substantially lower offset from reserve releases associated with maturing endowments and lower surrenders, with a partial offset from lower reserve growth from fewer new supplemental contracts.

Policyholder Liability Remeasurement (Gain) Loss. In the three and nine months ended September 30, 2026, we experienced policyholder remeasurement losses of $1.9 million and $5.0 million, respectively, compared to losses of $3.9 million and $5.1 million in the three and nine months ended September 30, 2025, respectively. The variances in both periods primarily reflect differences in the year-over-year impact of best estimate assumption updates, including accrual amounts in 2025, and actual-to-expected experience.

Commissions. Commissions decreased, reflecting a combination of lower first year sales as well as a shift to sales of products with lower commission rates.

September 30, 2026 | 10-Q 52

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

DOMESTIC INSURANCE

Detailed results of operations for the Domestic Insurance segment for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Revenues:
Premiums	$15,702	14,543	45,776	43,242
Net investment income	5,350	5,008	15,565	14,986
Investment related gains (losses), net	(256)	791	(534)	235
Other income	3	5	17	20
Total revenues	20,799	20,347	60,824	58,483
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	8,094	6,237	23,480	19,122
Increase (decrease) in future policy benefit reserves	5,062	3,470	10,626	9,091
Policyholder liability remeasurement (gain) loss	(479)	(4,314)	(983)	(4,334)
Policyholders' dividends	47	72	165	268
Total insurance benefits paid or provided	12,724	5,465	33,288	24,147
Commissions	6,837	6,168	19,632	18,564
Other general expenses	6,372	5,388	16,906	15,573
Capitalization of deferred policy acquisition costs	(6,007)	(4,673)	(15,971)	(13,495)
Amortization of deferred policy acquisition costs	1,615	1,236	4,515	3,568
Amortization of cost of insurance acquired	124	128	455	305
Total benefits and expenses	21,665	13,712	58,825	48,662
Income (loss) before federal income tax	$(866)	6,635	1,999	9,821

For the three and nine months ended September 30, 2026, this segment reported a loss before federal income tax of $0.9 million compared to income of $6.6 million in the prior year quarter and income before federal income tax of $2.0 million compared to $9.8 million in the prior year nine-month period. The primary factors driving the decrease were investment related losses (versus gains in the prior year periods) and an increase in total insurance benefits paid or provided. Total insurance benefits paid or provided increased by $7.3 million and $9.1 million for the respective periods, driven by higher claims and surrenders paid and increases in future policy benefit reserves, trends we expect to continue as this segment has experienced significant business growth over the last several years and continues to do so.

September 30, 2026 | 10-Q 53

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Revenues

Premium breakout is detailed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Direct premiums:
First year	$7,029	5,440	18,927	16,486
Renewal	13,348	11,931	39,020	34,251
Total direct premiums	20,377	17,371	57,947	50,737
Reinsurance	(4,675)	(2,828)	(12,171)	(7,495)
Total premiums	$15,702	14,543	45,776	43,242

Premiums for the three and nine months ended September 30, 2026 were $15.7 million and $45.8 million, respectively, reflecting increases of $1.2 million and $2.5 million over the prior year periods, due to sustained first-year sales and strong renewal year premiums from prior year sales. As mentioned above, due to the RGA Agreement, reinsurance ceded also continues to grow.

Benefits and Expenses.

Claims and surrender benefits breakout is detailed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Claims and surrenders:
Death claim benefits	$6,322	4,386	17,922	14,378
Surrender benefits	1,494	1,543	4,382	3,632
Endowment benefits	—	2	3	4
Matured endowment benefits	192	172	665	552
A&H and other policy benefits	86	134	508	556
Total claims and surrenders	$8,094	6,237	23,480	19,122

In our Domestic Insurance segment, the majority of claims and surrender benefits are death claim benefits. Death claim benefits increased in the three and nine months ended September 30, 2026 compared to the same prior year periods due primarily to a higher volume of reported claims. The Company carefully tracks mortality experience as an important measure of performance, which can fluctuate from quarter to quarter based on reported claims. While we monitor claims activities, we expect a rise in claims corresponding with business expansion. A portion of these death claims are offset by our reinsurance coverage.

Increase (Decrease) in Future Policy Benefit Reserves. In the three and nine months ended September 30, 2026, our reserves increased by 1,592 and 1,535, respectively, compared to the same periods in 2025. These increases were driven by a change in our accounting estimate for the ceded reserve credit to replace high-level estimates with actual historical transactional experience from the second quarter of 2024 through the third quarter of 2026, resulting in a decrease to the ceded reserve credit of $1.7 million and a corresponding increase to reserve liability.

Policyholder Liability Remeasurement (Gain) Loss. In the three and nine months ended September 30, 2026, we experienced policyholder remeasurement gains of $0.5 million and $1.0 million, respectively, compared to gains of $4.3 million in both the three and nine months ended September 30, 2025. The variances in both periods primarily

September 30, 2026 | 10-Q 54

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

reflect differences in the year-over-year impact of best estimate assumption updates, driven largely by accrual amounts in 2025, as well as actual-to-expected experience.

OTHER NON-INSURANCE OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Loss before federal income tax	$(2,489)	(2,034)	(8,238)	(7,025)

This operating unit represents the administrative support functions for the insurance operations. Its revenues are primarily intercompany and have been eliminated in consolidation under U.S. GAAP, which typically results in a loss. Revenue in this operating unit consists primarily of net investment income and investment related gains or losses, while expenses consist of other general expenses related to corporate functions. For the three and nine months ended September 30, 2026, the increased loss before federal income tax compared to the same periods in 2025 is mainly due to higher general expenses to support our growth initiatives.

INVESTMENTS

Our investments are an integral part of our business success, as we invest the majority of premiums collected to pay for future benefits and rely on net investment income for our ongoing operations. Our cash and invested assets at September 30, 2026 were $1,382.4 million, of which 88% was invested in fixed maturity securities, all of which are classified as available-for-sale. We closely monitor the duration of our fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy our insurance obligations.

September 30, 2026 | 10-Q 55

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The following table shows the carrying value of our investments by investment category and the percentage of each to total cash, cash equivalents and invested assets.

Carrying Value	September 30, 2026		December 31, 2025
(In thousands, except for %)	Amount	%	Amount	%
Cash, cash equivalents and invested assets:
Fixed maturity securities:
U.S. Treasuries and U.S. Government-sponsored enterprises	$6,760	0.5%	$7,008	0.5%
Corporate	835,633	60.4	866,870	59.2
States and political subdivisions (1)	241,797	17.5	268,792	18.3
Mortgage-backed (2)	101,247	7.3	111,982	7.6
Asset-backed	30,922	2.2	33,209	2.3
Total fixed maturity securities	1,216,359	87.9	1,287,861	87.9
Cash and cash equivalents	17,586	1.3	22,976	1.6
Other investments:
Policy loans	65,832	4.8	67,455	4.6
Equity securities	1,338	0.1	1,356	0.1
Other long-term investments	81,271	5.9	85,439	5.8
Total cash, cash equivalents and invested assets	$1,382,386	100.0%	$1,465,087	100.0%
(1) Includes $91.7 million and $106.9 million of securities guaranteed by third parties at September 30, 2026 and December 31, 2025, respectively.
(2) Includes $84.8 million and $101.1 million of U.S. Government-sponsored enterprises at September 30, 2026 and December 31, 2025, respectively.

The carrying value of the Company’s fixed maturity securities investment portfolio at September 30, 2026 was $1.2 billion compared to $1.3 billion at December 31, 2025. This decrease primarily reflects the impact of interest rate sensitivity on the fair value of our fixed maturity securities. The distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2026 did not materially change from December 31, 2025 – the weighted average was “A” at both dates.

Cash and cash equivalents decreased as of September 30, 2026 from December 31, 2025 and fluctuate from period to period primarily due to the timing of operating and investing activities.

As of September 30, 2026, other long-term investments decreased by $4.2 million compared to December 31, 2025, primarily due to return of capital distribution and the impact of changes in the fair market value in our limited partnership holdings.

Obligations of States and Political Subdivisions

20% of the Company’s fixed maturity securities investment portfolio at September 30, 2026 consists of municipal bonds, which are securities that are obligations of states and political subdivisions. A portion of these municipal

September 30, 2026 | 10-Q 56

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

bonds includes third-party guarantees, which enhance a bond's credit rating. A presentation of our municipal bonds by credit rating and third-party guarantee is below.

	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
(In thousands, except for %)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
State and political subdivision fixed maturity securities including third-party guarantees:
AAA	$11,497	11,396	11,743	12,876	3,125	3,235	26,365	27,507	9.7%
AA	35,225	36,674	105,896	130,043	4,626	5,106	145,747	171,823	60.6
A	2,584	3,022	54,056	66,722	2,046	2,115	58,686	71,859	25.4
BBB	90	93	8,514	9,454	—	—	8,604	9,547	3.4
BB and other	2,395	2,529	—	—	—	—	2,395	2,529	0.9
Total	$51,791	53,714	180,209	219,095	9,797	10,456	241,797	283,265	100.0%

State and political subdivision fixed maturity securities excluding third-party guarantees:
AAA	$—	—	170	190	3,125	3,235	3,295	3,425	1.2%
AA	29,359	30,173	38,776	47,471	994	1,067	69,129	78,711	27.8
A	9,973	10,575	86,948	108,545	3,756	4,092	100,677	123,212	43.5
BBB	2,256	2,569	23,071	26,588	42	55	25,369	29,212	10.3
BB and other	10,203	10,397	31,244	36,301	1,880	2,007	43,327	48,705	17.2
Total	$51,791	53,714	180,209	219,095	9,797	10,456	241,797	283,265	100.0%

The table below shows the categories in which we held investments in special revenue municipal bonds that were greater than 10% of the fair value of our total municipal bond portfolio at September 30, 2026.

(In thousands, except for %)	Fair Value	Amortized Cost	% of Total Fair Value

Utilities	$36,492	42,694	15.1%
Education	36,521	44,848	15.1
Transportation	29,796	39,517	12.3

The Company's municipal bond portfolio consists of bonds from states and political subdivisions in many states. As of September 30, 2026, municipal bonds from issuers in Texas and California comprised 23% and 18%, respectively, of the portfolio. There were no other states or individual issuer holdings equal to or greater than 10% of the total municipal bond portfolio as of September 30, 2026.

September 30, 2026 | 10-Q 57

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

The table below represents the Company's detailed exposure to municipal fixed maturity securities by credit rating in Texas at September 30, 2026.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Texas state and political subdivision fixed maturity securities including third-party guarantees:
AAA	$10,997	10,895	2,330	2,496	—	—	13,327	13,391
AA	12,545	12,742	15,819	19,704	43	55	28,407	32,501
A	—	—	10,162	14,730	—	—	10,162	14,730
BBB	—	—	2,946	2,920	—	—	2,946	2,920
Total	$23,542	23,637	31,257	39,850	43	55	54,842	63,542
Texas state and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$19,519	19,612	4,554	5,553	—	—	24,073	25,165
A	3,089	3,090	19,148	26,120	—	—	22,237	29,210
BBB	—	—	5,986	6,282	43	55	6,029	6,337
BB and other	934	935	1,569	1,895	—	—	2,503	2,830
Total	$23,542	23,637	31,257	39,850	43	55	54,842	63,542

The table below represents the Company's detailed exposure to municipal fixed maturity securities by credit rating in California at September 30, 2026.

	General Obligation		Special Revenue		Other		Total
(In thousands)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
California state and political subdivision fixed maturity securities including third-party guarantees:
AA	$1,969	2,129	30,807	39,770	4,276	4,744	37,052	46,643
A	1,220	1,650	5,582	6,808	—	—	6,802	8,458
Total	$3,189	3,779	36,389	46,578	4,276	4,744	43,854	55,101
California state and political subdivision fixed maturity securities excluding third-party guarantees:
AA	$412	446	5,715	7,868	686	760	6,813	9,074
A	2,777	3,333	17,084	21,672	1,710	1,976	21,571	26,981
BB and other	—	—	13,590	17,038	1,880	2,008	15,470	19,046
Total	$3,189	3,779	36,389	46,578	4,276	4,744	43,854	55,101

IMPAIRMENT CONSIDERATIONS RELATED TO INVESTMENTS IN FIXED MATURITY SECURITIES

We analyze our available-for-sale ("AFS") fixed maturity securities that are experiencing unrealized losses to ascertain if there is an expectation of credit related impairments. We did not record any credit valuation allowances on fixed maturity securities in either of the three and nine months ended September 30, 2026 or 2025.

Gross unrealized losses on AFS fixed maturity securities amounted to $235.5 million as of September 30, 2026 and $154.3 million as of December 31, 2025.  This increase in gross unrealized losses during 2026 was a result of the increase in average market interest rates in 2026 as compared to 2025.

September 30, 2026 | 10-Q 58

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Information on both unrealized and realized gains and losses by category is set forth in Note 3 - Investments herein.

LIQUIDITY AND CAPITAL RESOURCES

Below are our primary capital resources (based on carrying value of each) as of the periods indicated.

(In thousands)	September 30, 2026	December 31, 2025
Fixed maturity securities	$1,216,359	1,287,861
Cash and cash equivalents	17,586	22,976

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations. Cash provided by operating activities is an important liquidity metric because it reflects, during a given period, the amount of cash generated that is available to pay operating expenses, invest in our business or make strategic acquisitions. We manage our insurance operations in order to ensure that we have stable and reliable sources of cash flows to meet our obligations. In the nine months ended September 30, 2026, our operations provided $13.0 million of net cash.

We anticipate meeting our short-term and long-term cash needs with cash generated by our insurance operations and from our invested assets. 89% of our investments consist of marketable fixed maturity securities classified as available-for-sale that could be readily converted to cash for liquidity needs. Additionally, we may raise capital by selling shares in our SIP (as defined below) and we may also access our Credit Facility if needed (also described below). Citizens had no debt as of September 30, 2026.

We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows, for the most part, are reinvested in new investments. The investing activities fluctuate from period to period due to timing of securities activities such as calls, maturities and reinvestment of those funds. We purchased $80.3 million of fixed maturity securities, and we also used $1.9 million to purchase other long-term investments in the first nine months of 2026.

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

We renewed our Credit Facility with Regions Bank on May 3, 2024 for an additional three years. See Note 8 - Commitments and Contingencies herein for a description of the Credit Facility. The Credit Facility provides

September 30, 2026 | 10-Q 59

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

additional liquidity to the Company for short-term or longer-term needs. We have not borrowed any money under the Credit Facility.

INSURANCE COMPANY SUBSIDIARY LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of our insurance operations are primarily met by premium revenues, investment income and proceeds from investment maturities, calls or sales. Primary cash needs are for payments of policyholder benefits, investment purchases, and operating expenses. We manage our insurance operations in order to ensure that we have stable and reliable sources of cash flow to meet our obligations, including the use of reinsurance to limit their exposure to the risk of loss as well as enhance their capital position. As we have discussed, we have been growing our domestic CLOA business by developing new products and expanding our distribution channels, which has led to increases in first year direct premiums (i.e., new sales) in our Domestic Insurance segment in the last few years. When selling new policies, we incur upfront policy acquisition costs, such as agent commission payments. While historically, cash flows from our operations have been sufficient to meet our cash needs, in April 2024 we entered into the RGA Agreement whereby we cede 50% of the CLOA final expense business to RGA and in return they share in certain policy acquisition and operating costs, which alleviates part of the capital strain of issuing the new business. Pursuant to the RGA Agreement, we have the option to cede up to 80% of the CLOA final expense business to RGA in order to create more capacity for growth. Additional sources of cash flow and liquidity include the available-for-sale fixed maturity investment portfolio our subsidiaries hold and the Federal Home Loan Bank ("FHLB") of Dallas, of which CLOA is a member. FHLB membership provides CLOA with access to various low-cost collateralized borrowings and funding agreements that could provide CLOA with an additional source of liquidity, if needed.

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

Trends, Demands and Restrictions on our Uses of Cash

Payments of benefits for claims and surrenders and commissions are our largest use of cash. There are three primary components of payments of benefits - matured endowments, surrenders and death claims.

Matured Endowments. Our endowment products have contractual maturity dates and provide the policyholder with alternatives once the policy matures - they can choose to take a lump sum payout or leave the money on deposit at interest with the Company. Approximately 18% of the endowments in force will mature in the next five years, totaling approximately 5% of our in force business as of September 30, 2026. Policyholder election behavior is unknown, but if too many policyholders elect lump sum distributions, the Company could be exposed to liquidity risk in years of high maturities. Meeting these distributions could require the Company to sell its investments at inopportune times to pay policyholder withdrawals. Alternatively, if the policyholders were to leave the money on deposit with the Company at interest, our profitability could be impacted if the product guaranteed rate is higher than the market rate we are earning on our investments. We currently anticipate that our available operating cash flow and capital resources will be adequate to meet our needs for funds, and we are closely monitoring our policyholder behavior patterns, and in 2024, introduced a new product designed to allow policyholders with maturing endowments to purchase a new life insurance policy.

Surrenders. Surrender benefits, which have been high the last several years, slightly decreased during 2025 and continued to decrease in the first nine months of 2026. In order to mitigate the risk of early policyholder surrenders, we include provisions in our insurance policies, such as surrender charges, that help limit and discourage early withdrawals, but as many of our policies reach the age where surrender charges have expired or significantly decreased, we have experienced high levels of surrenders. We believe that surrenders have been high due to other reasons, including the loss of one of our biggest distributors in Venezuela in 2018, increasing interest rates, which

September 30, 2026 | 10-Q 60

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

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

Our liquidity is also negatively impacted by high matured endowments and surrenders, as they lead to lower renewal premiums.

Death Claims. Our product pricing assumes a certain mortality rate and thus a primary liquidity concern is the risk of a higher than expected mortality experience.

Other significant uses of cash.

Commissions. Another significant use of cash is payment of commissions. In our Domestic Insurance segment, we pay advance commissions on some of our insurance products, meaning we pay an agent a portion of their first year commission immediately upon sale of a policy, rather than "as earned", or when premiums are received by us. Because of this, another liquidity concern is that rapid growth in first year sales of these products creates a significant increase in commission payments. CLOA sales have increased significantly since the third quarter of 2023. In order to offset some of this strain on our capital, we entered into the coinsurance agreement with RGA in the second quarter of 2024 and elected to cede 50% of our final expense business to RGA. We may also seek other options, such as loans at the holding company level (from the Credit Facility or otherwise) that would allow us to reduce the liquidity risk should the required commission payments exceed current resources.

New Technology Ecosystem. Because the core of our proprietary policyholder administration system is over 50 years old, we have decided to utilize modern, third-party platforms to support our products and related systems (e.g., commissions, customer and agent portals) moving forward. While use of third-party systems will increase our use of cash, they will importantly allow us to create a broader product portfolio in order to expand our offerings over time and provide greater diversification of income and revenues across multiple product lines. On October 9, 2026, we filed a Current Report on Form 8-K disclosing a Master Service Agreement we entered into with Bestow Agency LLC ("Bestow"), pursuant to which the Company obtained hosted access to Bestow’s proprietary web-based software as a service platform for use in connection with the Company’s insurance processing, underwriting, policy administration, and related functions. In connection with this Master Service Agreement, the Company entered into Orders under which Bestow is obligated to configure, implement, host, operate and maintain the Company's cloud-based platform for the Company's final expense (simplified issue whole life) life insurance products. The Orders also contemplate adding three additional insurance products to the platform, supporting the Company's long-term strategy of diversifying its insurance products and revenue base.

See Note 8 - Commitments and Contingencies, as well as Legal Proceedings - "Trade Secret Lawsuit" in our 2025 Form 10-K for a discussion of the trade secret lawsuit, which could negatively impact our cash if we do not succeed in our appeal.

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

September 30, 2026 | 10-Q 61

CITIZENS, INC.	MANAGEMENT'S DISCUSSION & ANALYSIS

Should the ratio of adjusted statutory capital to control level RBC fall below 200% for our domestic companies, a series of remedial actions by the affected company would be required. Additionally, we have a Capital Maintenance Agreement between Citizens and CLOA, Citizens' wholly-owned subsidiary domiciled in Colorado, that would require Citizens to contribute capital to CLOA in order to maintain an RBC level above 350%. At September 30, 2026, our domestic insurance subsidiaries were above the required minimum RBC levels and CLOA was above 350%.

CICA International is a Puerto Rico domiciled company. The Insurance Code of Puerto Rico does not specifically set forth minimum capital and surplus standards but rather requires that an insurer submit a business plan for approval to the OIC that includes proposed minimum capital and surplus. CICA International is required to maintain a minimum of $750,000 in capital and maintain a premium to surplus ratio of 7 to 1. At September 30, 2026, CICA International exceeded the required minimum capital and related ratio.

Any capital that Citizens is required to contribute to its insurance subsidiaries would negatively impact the holding Company's capital resources and liquidity.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2026, we have no additional contractual obligations or off-balance sheet arrangements other than those described in Note 8 - Commitments and Contingencies herein and in Contractual Obligations and Off-Balance Sheet Arrangements in our 2025 Form 10-K.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

CRITICAL ACCOUNTING POLICIES

We believe that the accounting policies set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Policies" and Note 1 - Summary of Significant Accounting Policies in our 2025 Form 10-K continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

September 30, 2026 | 10-Q 62

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2026.  Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and reported to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended September 30, 2026, there were no changes in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

September 30, 2026 | 10-Q 63

CITIZENS, INC.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

As previously disclosed, the jury found that Citizens should pay Alexis Delgado and Carlos Nalsen Landa, former independent consultants, approximately $1.3 million for “money had and received”, an equitable theory that claimed that the Citizens Companies would be unjustly enriched if they didn’t pay past and future commissions to Delgado and Landa. Additionally, the trial court awarded defendants Michael P. Buchweitz and Randall Riley approximately $3.5 million of their legal fees incurred during the trade secret lawsuit. On August 16, 2024, the judge signed a Final Judgment reflecting the jury decision and the court award of the legal fees. We continue to believe that Delgado and Landa are not entitled to the awarded commissions and that Riley and Buchweitz are not entitled to the awarded legal fees.

On September 17, 2024, we filed an appeal bond with the trial court in order to stay any execution of the judgment against us.

We appealed the judgment to the Court of Appeals, Third District of Texas. Consistent with the parties’ positions that oral argument was not necessary, the Court of Appeals has set the appeal for submission on the briefs on November 23, 2026.

Item 1A. RISK FACTORS

Item 1A. Risk Factors of our 2025 Form 10-K includes a discussion of our risk factors. There have been no material changes in the three months ended September 30, 2026 from the risk factors included in our 2025 Form 10-K.

Item 5. OTHER INFORMATION

Item 5 (c) Trading Arrangements

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Citizens, Inc. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.” Additionally, Citizens did not adopt or terminate any Rule 10b5-1 trading arrangement during the three months ended September 30, 2026.

September 30, 2026 | 10-Q 64

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

September 30, 2026 | 10-Q 65

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Jon Stenberg
Jon Stenberg
President & Chief Executive Officer

		By:	/s/ Jeffery P. Conklin
Jeffery P. Conklin
Chief Financial Officer, Chief Investment Officer & Treasurer

Date:	November 5, 2026

September 30, 2026 | 10-Q 66